Form 10-Q
period 2014-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2014-09-05
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36557

Advanced Drainage Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0105665
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4640 Trueman Boulevard, Hilliard, Ohio 43026

(Address of Principal Executive Offices, Including Zip Code)

(614) 658-0050

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 31, 2014, 52,895,116 shares of common stock were outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
(Amounts in thousands, except par value)	March 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash	$3,931	$4,720
Receivables (less allowance for doubtful accounts of $3,977 and $4,138, respectively)	150,713	218,037
Inventories	260,300	260,971
Deferred income taxes and other current assets	13,555	17,000

Total current assets	428,499	500,728
Property, plant and equipment, net	292,082	290,761
Other assets:
Goodwill	86,297	86,299
Intangible assets, net	66,184	63,264
Other assets	64,533	71,277

Total assets	$937,595	$1,012,329

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$11,153	$11,667
Accounts payable	108,111	123,189
Other accrued liabilities	37,956	36,134
Accrued income taxes	7,372	11,244

Total current liabilities	164,592	182,234
Long-term debt obligation	442,895	481,215
Deferred tax liabilities	69,169	67,913
Other liabilities	15,324	16,112

Total liabilities	691,980	747,474
Commitments and contingencies (see Note 11)
Mezzanine equity:
Redeemable Common Stock; $0.01 par value: 38,320 and 38,320 issued and outstanding, respectively	549,119	659,431
Redeemable Convertible Preferred Stock; $0.01 par value: 47,070 authorized; 44,170 issued and 26,129 and 26,129 outstanding, respectively	291,720	348,898
Deferred compensation – unearned ESOP shares	(197,888)	(233,106)

Total mezzanine equity	642,951	775,223
Stockholders’ equity:
Common stock; $0.01 par value: 148,271 authorized: 109,951 issued: 9,141 and 9,263 outstanding, respectively	11,957	11,957
Paid-in capital	22,547	—
Common stock in treasury, at cost	(448,439)	(447,992)
Accumulated other comprehensive loss	(5,977)	(5,672)
Retained earnings	—	(91,219)

Total ADS stockholders’ equity	(419,912)	(532,926)
Noncontrolling interest in subsidiaries	22,576	22,558

Total stockholders’ equity	(397,336)	(510,368)

Total liabilities, mezzanine equity and stockholders’ equity	$937,595	$1,012,329

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2014
Net sales	$293,102	$328,297
Cost of goods sold	227,099	256,264

Gross profit	66,003	72,033
Operating expenses:
Selling	17,677	19,246
General and administrative	17,659	20,532
Gain on sale of business	(4,848)	—
Intangible amortization	2,861	2,641

Income from operations	32,654	29,614
Other expense:
Interest expense	4,101	4,615
Other miscellaneous expense, net	529	14

Income before income taxes	28,024	24,985
Income tax expense	11,066	9,695
Equity in net loss of unconsolidated affiliates	248	621

Net income	16,710	14,669
Less net income attributable to noncontrolling interest	414	428

Net income attributable to ADS	16,296	14,241

Change in fair value of Redeemable Convertible Preferred Stock	(1,578)	(18,373)
Dividends to Redeemable Convertible Preferred Stockholders	(216)	(37)
Dividends paid to unvested restricted stockholders	(8)	—

Net income (loss) available to common stockholders and participating securities	14,494	(4,169)
Undistributed income allocated to participating securities	(1,588)	—

Net income (loss) available to common stockholders	$12,906	$(4,169)

Weighted average common shares outstanding:
Basic	47,190	47,536
Diluted	47,689	47,536
Net income (loss) per share:
Basic	$0.27	$(0.09)
Diluted	$0.27	$(0.09)
Cash dividends declared per share	$—	$—

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014
Net income	$16,710	$14,669
Other comprehensive (loss) income:
Currency translation, before tax	(5,138)	340
Other, before tax	5	—

Total other comprehensive (loss) income, before tax	(5,133)	340

Tax attributes of items in other comprehensive (loss) income:
Currency translation	672	(188)
Other	(2)	—

Total tax expense (benefit)	670	(188)

Comprehensive income	12,247	14,821
Less other comprehensive (loss) attributable to noncontrolling interest, net of tax	(973)	(153)
Less net income attributable to noncontrolling interest	414	428

Total comprehensive income attributable to ADS	$12,806	$14,546

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014
Cash Flows from Operating Activities	$(29,990)	$(21,258)

Cash Flows from Investing Activities
Capital expenditures	(13,142)	(7,450)
Proceeds from sale of business	5,877	—
Investment in unconsolidated affiliate	(550)	(7,566)
Additions of capitalized software	(918)	(1,320)
Other investing activities	(286)	(310)

Net cash used in investing activities	(9,019)	(16,646)

Cash Flows from Financing Activities
Cash dividends paid	(1,538)	—
Debt issuance costs	(2,311)	—
Proceeds from term loan	22,500	—
Payments on term loan	—	(1,250)
Payments of notes, mortgages, and other debt	(307)	(317)
Proceeds from Revolving Credit Facility	136,700	91,000
Payments on Revolving Credit Facility	(113,000)	(50,600)
Other financing activities	(1,360)	(40)

Net cash provided by financing activities	40,684	38,793

Effect of exchange rate changes on cash and cash equivalents	—	(100)

Net change in cash and equivalents	1,675	789
Cash and equivalents at beginning of period	1,361	3,931

Cash and equivalents at end of period	$3,036	$4,720

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(unaudited)

(Amounts in	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total Stock- holders’	Non- controlling Interest in	Total	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine
thousands)	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Equity
Balance at March 31, 2013	109,979	11,957	41,152	101,191	(448,571)	(856)	87,331	(308,987)	23,265	(285,722)	38,292	522,276	26,547	282,547	18,461	(196,477)	608,346
Net income	—	—	—	—	—	—	16,296	16,296	414	16,710	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(3,490)	—	(3,490)	(973)	(4,463)	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(178)	(178)	—	(178)	—	—	—	—	—	—	—
Common stock dividend ($0.029 per share)	—	—	—	—	—	—	(1,360)	(1,360)	—	(1,360)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(490)	(490)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(407)	—	—	—	—	(407)	—	(407)	—	—	—	—	(268)	2,927	2,927
Exercise of common stock options	—	—	158	(66)	292	—	—	450	—	450	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	64	5	(64)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	75	—	—	—	—	75	—	75	—	—	—	—	—	—	—
Restricted stock awards	—	—	776	(89)	203	—	—	979	—	979	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(99)	(1,057)	—	—	(1,057)
Reclassification of common stock to Redeemable Common Stock	(28)	—	(385)	—	—	—	—	(385)	—	(385)	28	385	—	—	—	—	385
Adjustments to Redeemable Convertible Preferred Stock fair value measurement	—	—	—	—	—	—	(1,578)	(1,578)	—	(1,578)	—	—	—	5,338	—	(3,760)	1,578
Adjustments to Redeemable Common Stock fair value measurement	—	—	—	—	—	—	(10,175)	(10,175)	—	(10,175)	—	10,175	—	—	—	—	10,175

Balance at June 30, 2013	109,951	11,957	41,433	101,041	(448,140)	(4,346)	90,336	(308,760)	22,216	(286,544)	38,320	532,836	26,448	286,828	18,193	(197,310)	622,354

Balance at March 31, 2014	109,951	11,957	22,547	100,810	(448,439)	(5,977)	—	(419,912)	22,576	(397,336)	38,320	549,119	26,129	291,720	17,727	(197,888)	642,951

Net income	—	—	—	—	—	—	14,241	14,241	428	14,669	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	305	—	305	(153)	152	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(293)	(293)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(900)	—	—	—	—	(900)	—	(900)	—	—	—	—	(269)	3,587	3,587
Exercise of common stock options	—	—	127	(56)	251	—	—	378	—	378	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	740	—	—	—	—	740	—	740	—	—	—	—	—	—	—
Restricted stock awards	—	—	618	(73)	289	—	—	907	—	907	—	—	—	—	—	—	—
Adjustments to Redeemable Convertible Preferred Stock fair value measurement	—	—	(4,132)	—	—	—	(14,241)	(18,373)	—	(18,373)	—	—	—	57,178	—	(38,805)	18,373
Adjustments to Redeemable Common Stock fair value measurement	—	—	(19,093)	—	—	—	(91,219)	(110,312)	—	(110,312)	—	110,312	—	—	—	—	110,312

Balance at June 30, 2014	109,951	11,957	—	100,688	(447,992)	(5,672)	(91,219)	(532,926)	22,558	(510,368)	38,320	659,431	26,129	348,898	17,458	(233,106)	775,223

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands, except per share data)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Advanced Drainage Systems, Inc. (collectively with its subsidiaries referred to as “ADS”, the “Company”, “we”, “us” and “our”), incorporated in Delaware, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe.

The Company is managed based primarily on the geographies in which it operates and reports results of operations in two reportable segments. The reportable segments are Domestic and International.

2014 Initial Public Offering (“IPO”)

See Note 17 for further information on the 2014 Initial Public Offering.

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2014 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2014 and the results of operations for three months ended June 30, 2013 and 2014 and cash flows for the three months ended June 30, 2013 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto filed in our Registration Statement filing on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014.

Principles of Consolidation

Our condensed consolidated financial statements include the Company, our wholly-owned subsidiaries, our majority-owned subsidiaries and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest. Such investments are recorded in Other assets in our Condensed Consolidated Balance Sheets and the related equity earnings from these investments is included in Equity in net income of unconsolidated affiliates in our Condensed Consolidated Statements of Income. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, our allowance for doubtful accounts, useful lives of our property, plant and equipment and amortizing intangible assets, valuation allowance on deferred tax assets, reserves for uncertain tax positions, evaluation of goodwill, intangible assets and other long-lived assets for impairment, accounting for stock based compensation and our ESOP, reserves for general liability, workers’ compensation, and medical insurance, cash discounts and customer rebates and valuation of our Redeemable Common Stock and Redeemable Convertible Preferred Stock. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

Recent Accounting Pronouncements Not Yet Adopted

In April 2014, the Financial Accounting Standards Board issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014, and interim periods within those years. We will adopt this standard effective April 1, 2015. We are currently evaluating the impact of this amendment on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principals that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. This amendment is effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with earlier adoption not permitted. We will adopt this standard effective April 1, 2017. We are currently evaluating the impact of this amendment on our consolidated financial statements.

2.	SALE OF BUSINESS

On June 28, 2013, we entered into an Asset Purchase Agreement (the “NDS Agreement”) to sell substantially all of the assets used in connection with our DrainTech product line to National Diversified Sales, Inc. (“NDS”) in exchange for cash. The NDS Agreement defined the purchase price to consist of a cash payment of $5,877. The net book value for the related assets, consisting of inventory and property and equipment, was $1,029, bringing the net gain recognized to $4,848. The sale transaction closed on June 28, 2013. The Company determined that this sale did not qualify for discontinued operations reporting.

3.	PROPERTY, PLANT AND EQUIPMENT – NET

Property, plant and equipment—net as of March 31, 2014 and June 30, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014	June 30, 2014
Land, buildings and improvements	$151,088	$154,176
Machinery and equipment	532,468	537,214

Total cost	683,556	691,390
Less accumulated depreciation	(391,474)	(400,629)

Property, plant and equipment – net	$292,082	$290,761

The following table sets forth depreciation expense for the three months ending June 30, 2013 and 2014:

(Amounts in thousands)	June 30, 2013	June 30, 2014
Depreciation expense	$9,410	$9,160

4.	INVENTORIES

Inventories as of March 31, 2014 and June 30, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014	June 30, 2014
Raw materials	$52,267	$58,914
Finished goods	208,033	202,057

Total inventory	$260,300	$260,971

We had no work-in-process inventories as of March 31, 2014 and June 30, 2014.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2014	$85,702	$595	$86,297
Currency translation	—	2	2

Balance at June 30, 2014	$85,702	$597	$86,299

Intangible Assets

Intangible assets as of March 31, 2014 and June 30, 2014 consisted of the following:

	March 31, 2014			June 30, 2014
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$40,579	$(22,588)	$17,991	$40,579	$(23,543)	$17,036
Customer lists	39,252	(22,079)	17,173	39,252	(23,305)	15,947
Patents	6,175	(2,921)	3,254	6,290	(3,078)	3,212
Contract agreements	11,493	(4,280)	7,213	11,493	(4,770)	6,723
Trademarks	12,857	(4,294)	8,563	12,857	(4,509)	8,348

Total definite-lived intangible assets	110,356	(56,162)	54,194	110,471	(59,205)	51,266
Indefinite-lived intangible assets
Trademarks	11,990	—	11,990	11,998	—	11,998

Total intangible assets	$122,346	$(56,162)	$66,184	$122,469	$(59,205)	$63,264

The following table sets forth amortization expense for the three months ended June 30, 2013 and June 30, 2014:

(Amounts in thousands)	June 30, 2013	June 30, 2014
Amortization expense	$4,691	$4,543

6.	FAIR VALUE MEASUREMENT

When applying fair value principles in the valuation of assets and liabilities, we are required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the periods presented. Our fair value estimates take into consideration the credit risk of both the Company and our counterparties.

When active market quotes are not available for financial assets and liabilities, we use industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments is estimated as the net present value of expected future cash flows based on internal and external inputs.

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of March 31, 2014 and June 30, 2014 were as follows:

	March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets – diesel fuel contracts	$27	$—	$27	$—

Total assets at fair value on a recurring basis	$27	$—	$27	$—

Liabilities & Mezzanine Equity:
Derivative liability – interest rate swaps	$1,001	$—	$1,001	$—
Contingent consideration for acquisitions	2,276	—	—	2,276
Redeemable Common Stock	549,119	—	—	549,119
Redeemable Convertible Preferred Stock	291,720	—	—	291,720
Deferred compensation – unearned ESOP shares	(197,888)	—	—	(197,888)

Total liabilities & mezzanine equity at fair value on a recurring basis	$646,228	$—	$1,001	$645,227

	June 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets – diesel fuel contracts	$33	$—	$33	$—

Total Assets at fair value on a recurring basis	$33	$—	$33	$—

Liabilities & Mezzanine Equity:
Derivative liability – interest rate swaps	$1,103	$—	$1,103	$—
Contingent consideration for acquisitions	2,276	—	—	2,276
Redeemable Common Stock	659,431	—	—	659,431
Redeemable Convertible Preferred Stock	348,898	—	—	348,898
Deferred compensation – unearned ESOP shares	(233,106)	—	—	(233,106)

Total liabilities & mezzanine equity at fair value on a recurring basis	$778,602	$—	$1,103	$777,499

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 were as follows (amounts in thousands):

Balance as of March 31, 2014	$645,227
Allocation of ESOP shares to participants	3,587
Change in fair value related to items recorded in mezzanine equity	128,685

Balance as of June 30, 2014	$777,499

For the fiscal year ended March 31, 2014 and the three months ended June 30, 2014 there were no transfers in or out of Levels 1, 2, and 3.

Valuation of our Contingent Consideration for Acquisitions

The fair values of the contingent consideration payables were calculated with reference to the estimated future value of the Inserta Tee and Flexstorm businesses, which are based on a discounted cash flow model. The undiscounted value is discounted at the present value using a market discount rate. The categorization of the framework used to price this liability is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of our Redeemable Common Stock

The Company has certain shares of common stock outstanding whereby the holder put its shares to us for cash. This Redeemable Common Stock is recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value are recorded in Retained earnings. Historically, the fair value of a share of common stock was determined by Management by applying industry-appropriate multiples to EBITDA and performing a discounted cash flow analysis. Under the industry-appropriate multiples approach, to arrive at concluded multiples, we considered differences between the risk and return characteristics of ADS and the guideline companies. Under the discounted cash flow analysis, the cash flows expected to be generated by the Company are discounted to their present value equivalent using a rate of return that reflects the relative risk of an investment in ADS, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common stock in proportion to their estimated percentages in an expected capital structure. The WACC used was 11% and 12% as of March 31, 2014 and June 30, 2014, respectively. An increase in the WACC would decrease the fair value of the Redeemable Common Stock. The categorization of the framework used to price this temporary equity is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of our Redeemable Convertible Preferred Stock

The Trustee of the Company’s ESOP has the ability to put the shares of our Redeemable Convertible Preferred Stock to the Company. Our Redeemable Convertible Preferred Stock is recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value are recorded in Retained earnings. Accordingly, we estimated the fair value of the Redeemable Convertible Preferred Stock through estimating the fair value of the Company’s common stock and applying certain adjustments including for the fair value of the total dividends to be received and assuming conversion of the preferred stock to common stock at the stated conversion ratio per our Articles of Incorporation. The categorization of the framework used to price this temporary equity is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Nonrecurring Fair Value Measurements

Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value.

7.	VARIABLE INTEREST ENTITIES

The accounting model for VIEs described in ASC 810-10 considers if a company has a controlling financial interest in a VIE. A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of a VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be potentially significant to the VIE. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE. In determining whether we are the primary beneficiary of a VIE, we consider factors such as voting rights including kick-out rights, whether we have the power to direct the VIE’s significant activities, variable interests held by related parties and other factors. We believe that significant assumptions and judgments were applied consistently.

We participate in joint ventures from time to time for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in emerging markets. Our investments in these joint ventures may create a variable interest in a VIE, depending upon the contractual terms of the arrangement. One of our joint ventures, ADS Mexicana, was determined to be a VIE. In April 2013, ADS Worldwide acquired an additional 1% equity interest in its consolidated subsidiary ADS Mexicana stock for $520, increasing the Company’s ownership percentage to 51% from 50%. We invest in this VIE for the purpose of expanding upon our growth of manufacturing and selling ADS licensed HDPE corrugated pipe and related products in the Mexican and Central American markets via the joint venture partner’s local presence and expertise throughout the region. We have executed a Technology, Patents and Trademarks Sub-License Agreement and a Distribution Agreement with ADS Mexicana that provides ADS Mexicana with the rights to manufacture and sell ADS licensed products in Mexico and Central America. We are the guarantor of 100% of ADS Mexicana’s credit facility and our maximum potential payment under this guarantee totals $12,000. We have concluded that we hold a variable interest in and are the primary beneficiary of ADS Mexicana based on our power to direct the most significant activities of ADS Mexicana and our obligation to absorb losses and our right to receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, we are required to consolidate the assets and liabilities of ADS Mexicana. The equity owned by our joint venture partner is shown as Noncontrolling interest in subsidiaries in our Condensed Consolidated Balance Sheets and our joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Income.

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2014 and June 30, 2014. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	March 31, 2014	June 30, 2014
Assets
Current assets	$35,272	$36,580
Property, plant and equipment, net	21, 633	21,451
Other noncurrent assets	2,698	2,552

Total assets	$59,603	$60,583

	March 31, 2014	June 30, 2014
Liabilities
Current liabilities	$9,090	$9,493
Noncurrent liabilities	1,240	3,196

Total liabilities	$10,330	$12,689

8.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We participate in three unconsolidated joint ventures, Tuberias Tigre — ADS Limitada (“Tigre ADS”), which is 50%-owned by our wholly-owned subsidiary ADS Chile, BaySaver Technologies, LLC (“BaySaver”), which is 55% owned by our wholly-owned subsidiary ADS Ventures, Inc, and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS Ventures, Inc.

Tigre ADS

Our investment in this unconsolidated joint venture was formed for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. We are the guarantor of 50% of Tigre ADS’ credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential payment under this guarantee totals $7,000. We are not required to consolidate Tigre ADS under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in Tigre ADS through our equity investment and debt guarantee. The results of Tigre ADS are accounted for in the condensed consolidated financial statements using the equity method of accounting. Our share of the income of this joint venture is reported in the Condensed Consolidated Statements of Income under Equity in net income of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of the fiscal year ended March 31, 2014 and June 30, 2014 for the Tigre ADS joint venture is as follows:

	March 31, 2014		June 30, 2014
(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure	As reported on Balance Sheet	Maximum Exposure
Investment in Tigre ADS	$22,029	$22,029	$23,316	$23,316
Receivable from Tigre ADS	8,899	8,899	4,611	4,611
ADS’ Guarantee of Tigre ADS
Debt	—	7,000	—	7,000

BaySaver

On July 15, 2013, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, BaySaver Technologies, Inc. (“BTI”) and Mid Atlantic Storm Water Research Center, Inc. entered into an LLC agreement to form a new joint venture, BaySaver. The joint venture was established to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company contributed $3,500 in cash, $1,285 in inventory, and other intangible assets with no carrying value, in exchange for a 55% equity interest and a 50% voting interest in BaySaver. We are not required to consolidate BaySaver under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in BaySaver through our equity investment. The Company accounts for its investment in BaySaver under the equity method of accounting. In connection with this investment, the Company acquired a call option to purchase the remaining 45% interest in BaySaver. Also, in connection with the investment, the Company granted a put option enabling the other equity holders to sell their remaining shares in BaySaver to the Company upon the passage of time or the occurrence of certain events. Our share of the income of this joint venture is reported in the Condensed Consolidated Statements of Income under Equity in net income of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of fiscal year ended March 31, 2104 and June 30, 2014 for the BaySaver joint venture is as follows:

	March 31, 2014		June 30, 2014
(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure	As reported on Balance Sheet	Maximum Exposure
Investment in Baysaver	$5,202	$5,202	$5,013	$5,013
Receivable from Baysaver	6	6	174	174

Our share of the income of this joint venture is decreased by amortization expense relating to the basis difference between our cost basis in the investment and the basis reflected at the joint venture level. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which is 10 years. The unrecorded basis difference as of June 30, 2014 is $1,788.

Tigre-ADS USA

On April 7, 2014, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, and Tigre S.A. – Tubos e Conexoes entered into a stock purchase agreement to form a new joint venture, Tigre-ADS USA Inc. The new joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The Company acquired 49% of the outstanding shares of capital stock of Tigre USA, Inc. for $3,566. The new joint venture represents a continuation of the existing activities of Tigre USA through its Janesville, Wisconsin manufacturing facility. We are not required to consolidate Tigre-ADS USA under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in Tigre-ADS USA through our equity investment. The Company accounts for its investment in Tigre-ADS USA under the equity method of accounting. Our share of the income of this joint venture is reported in the Condensed Consolidated Statements of Income under Equity in net income of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of June 30, 2014 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure
Investment in Tigre-ADS USA	$3,524	$3,524
Receivable from Tigre-ADS USA	1	1

9.	DEBT

Long-term debt as of March 31, 2014 and June 30, 2014 consisted of the following:

	March 31,	June 30,
	2014	2014
a. Bank term loans:
Revolving Credit Facility – ADS	$248,100	$286,500
Revolving Credit Facility – ADS Mexicana	—	2,000
Term note	97,500	96,250
b. Senior Notes payable	100,000	100,000
c. Mortgage notes payable	3,733	3,617
d. Industrial revenue bonds	4,715	4,515

Total	454,048	492,882
Current maturities	(11,153)	(11,667)

Long-term debt obligation	$442,895	$481,215

a.	Revolving Credit Facility:

The current ADS Revolving Credit Agreement (the “Revolving Credit Facility”) has been in place with several banks and was refinanced on June 12, 2013. The current bank credit facility expires in June 2018. Additionally, on December 20, 2013, we amended the private shelf agreement primarily to make certain amendments in order to permit the payment of a special dividend of $1.59 per share which was financed in full through the Revolving Credit Facility.

The new Revolving Credit Facility agreement increased the upper limit of the Revolving Credit Facility to $325,000 for ADS and $12,000 for ADS Mexicana. The Company also entered into a five-year $100,000 term note. Both the Revolving Credit Facility and the term note share the same interest rate structure.

The Revolving Credit Facility interest rate is variable and depends upon the Company’s “pricing ratio” as defined in the agreement. The interest rate is derived from the London InterBank Offered Rate (LIBOR) or alternate base rate (Prime Rate) based upon the Company’s option. The average rate at June 30, 2014 was 2.727%. Any letters of credit outstanding reduce the availability on the revolver. The Company had outstanding letters of credit at June 30, 2014 in the amount of $8,005. The amount available for borrowing for ADS was $30,495, plus $10,000 available under a separate revolving credit facility with our subsidiary, ADS Mexicana, at June 30, 2014.

Per terms of the new Revolving Credit Facility, ADS is not required to hedge its interest exposure using interest rate swaps; however, it is currently the objective of ADS to manage its exposure to variable rate debt. On October 7, 2010, ADS executed two Spot Interest Rate Swaps on the 90-Day LIBOR interest rate. One hedge is related to the $100,000 Term Debt which was part of the previous credit agreement. This fixed rate swap exchanges a fixed rate of 1.105% for a period of four years, expiring on September 1, 2014. The second hedge on the Revolving Credit Facility executed on October 7, 2010 was for $50,000 for a period of three years at a fixed rate of 0.890% and expired on September 1, 2013.

On July 18, 2013, ADS executed two Forward Interest Rate Swaps on the 30-Day LIBOR interest rate. One swap was for $50,000 on the Revolving Credit Facility starting on September 3, 2013 at a fixed rate of 0.86% for a period of three years, expiring on September 1, 2016. The second swap executed on July 18, 2013 was for $50,000 on the Revolving Credit Facility starting on September 2, 2014 at a fixed rate of 1.08% for a period of two years, expiring on September 1, 2016.

b.	Senior Notes payable:

In December 2009, ADS signed an agreement with Prudential Investment Management, Inc., for the issuance of senior promissory notes (“Senior Notes”), for an aggregate amount of up to $100,000. We may make requests for purchases of the Senior Notes during the “Issuance Period,” defined as a three-year period beginning with the date of the agreement. The minimum purchase amount of Senior Notes is $10,000. Each Senior Note issued has a maximum term of no more than 10 years from the date of issuance. Interest is payable quarterly and is fixed at 5.6%. The rate is subject to an additional 200 basis point excess leverage fee if calculated leverage exceeds 3 to 1. A principal payment of $25,000 is due in September in each of fiscal years 2017, 2018, and 2019.

In July 2013, ADS issued an additional $25,000 of senior promissory notes (“Senior Notes”) with Prudential Investment Management, Inc. Interest is payable quarterly and is fixed at 4.05%. The rate is subject to an additional 200 basis point excess leverage fee if calculated leverage exceeds 3 to 1. A principal payment of $25,000 is due in September of the fiscal year 2020.

The carrying and fair values of the Company’s Senior Notes were $100,000 and $104,213, respectively, as of June 30, 2014. The fair value of the Senior Notes was determined based on the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period.

As of June 30, 2014, our calculated leverage exceeded 3 to 1. As a result, we were subject to the additional 200 basis point excess leverage fee, which increased interest expense by $500 in the three months ended June 30, 2014.

c.	Mortgage notes payable:

Two mortgage notes payable require monthly installments through fiscal year 2015. One note has a variable interest rate of 3.40% at June 30, 2014 (New Miami, Ohio), and one note has a fixed rate of 5.1% (Hilliard, Ohio). Land and buildings with a net book value of approximately $8,553 at June 30, 2014 collateralize the two mortgage notes.

d.	Industrial revenue bonds:

ADS issued industrial revenue bonds for the construction of four production facilities. The original bond values of $27,300 require periodic principal and interest payments through fiscal year 2019. During fiscal year 2011, two of the four bonds were retired, leaving a remaining combined principal of $4,515 at June 30, 2014. The interest rates on the two remaining bonds are variable and are computed on a weekly basis. These bonds are not considered auction rate securities. The average rate on these bonds at June 30, 2014, was 2.845%, including a letter of credit fee of 2.75%. Land and buildings with a net book value of approximately $14,649 at June 30, 2014 collateralize the bonds.

The Revolving Credit Facility and the Senior Notes require, among other provisions, that we (1) maintain a minimum fixed charge ratio; (2) maintain a minimum leverage ratio; and (3) establish certain limits on permitted transactions, principally for indebtedness, capital distributions, loans and investments, and acquisitions and dispositions of assets. Capital distributions are limited to $50 million in any fiscal year if the pro-forma leverage ratio exceeds 3.0 to 1.

10.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Income in Cost of goods sold. Gains and (losses) related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Income as Other miscellaneous expense, net. The Company recognized gains and losses on mark-to-market adjustments for changes in fair value on derivative contracts of $(81) and $96 for the three months ended June 30, 2013 and 2014, respectively.

A summary of the fair values for the various derivatives at March 31, 2014 and June 30, 2014 is presented below:

	March 31, 2014		June 30, 2014
(Amounts in thousands)	Asset	(Liability)	Asset	(Liability)
Interest rate swaps	$—	$(1,001)	$—	$(1,103)
Diesel fuel option collars	—	—	33	—
Propylene swaps	27		—	—

11.	COMMITMENTS AND CONTINGENCIES

Leases

We lease real estate, transportation, and office equipment under various noncancelable operating lease agreements that expire at various dates through fiscal year 2037.

Total rent expense was $5,558 and $5,788 for the three months ended June 30, 2013 and 2014, respectively.

Purchase Commitments

At June 30, 2014, commitments for the purchase of major property, plant, and equipment totaled approximately $9,144.

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase 66,000 pounds of resin over the period July 2014 through December 2014 at a committed purchase cost of $44,265.

Litigation

We have been named as a defendant in various litigation matters. Management intends to defend these outstanding claims. We believe we have adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on our condensed consolidated results of operations or condensed consolidated financial condition. Management estimates the maximum loss contingency is $420 and $435 at March 31, 2014 and June 30, 2014, respectively.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in balances of each component of Accumulated other comprehensive loss (“AOCI”) for the periods ending June 30:

(Amounts in thousands)	Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$(860)	$4	$(856)

Other comprehensive loss before reclassifications	(4,165)	5	(4,160)
Amounts reclassified from AOCI	—	—	—
Income tax expense/(benefit)	672	(2)	670

Balance at June 30, 2013	$(4,353)	$7	$(4,346)

Balance at April 1, 2014	(5,985)	8	(5,977)

Other comprehensive loss before reclassifications	493	—	493
Amounts reclassified from AOCI	—	—	—
Income tax benefit	(188)	—	(188)

Balance at June 30, 2014	$(5,680)	$8	$(5,672)

13.	STOCK COMPENSATION

Deferred Compensation — Unearned ESOP Shares

The fair value of Redeemable Convertible Preferred Stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Condensed Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate average annual fair value. Deferred compensation – unearned ESOP shares are relieved at the fair value, with any difference between the average fair value and the fair value shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $10.85 and $13.35 per share of Redeemable Convertible Preferred Stock at June 30, 2013 and 2014, respectively, resulting in an average fair value per share of $10.75 and $12.26 for the three months ended June 30, 2013 and 2014, respectively. During the three months ended June 30, 2013 and 2014, we recognized compensation expense of $2,520 and $2,687, respectively, related to allocation of ESOP shares to participants for compensation.

Stock Options

Our 2000 stock option plan (“2000 Plan”) provides for the issuance of incentive common stock options and nonstatutory common stock options to management based upon the discretion of the Board of Directors. The plan generally provides for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after 10 years from issuance. On an annual basis, management determines the fair value of the options with the assistance of an independent appraisal.

In August 2013, a new stock option plan (“2013 Plan”) was approved by the Board of Directors and, as amended, provides for the issuance of up to 3,323 nonstatutory common stock options to management subject to the Board’s discretion. The plan generally provides for grants with the exercise price equal to fair value on the date of grant. The grants vest in five equal annual amounts beginning in year one and expire after 10 years from issuance. Options issued to the Chief Executive Officer vest equally over four years and expire after 10 years from issuance.

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, which is determined with the assistance of an independent appraisal performed by a reputable valuation firm. During the three months ended June 30, 2013 and 2014, we recognized total stock-based compensation expense under both plans of $75 and $1,376, respectively, which was included with General and administrative expenses in our Condensed Consolidated Statements of Income. As of June 30, 2013 and 2014, there was a total of $579 and $5,995, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. Of this amount, $0 and $2,064 relates to liability classified awards and $579 and $3,931 relates to equity classified awards as of June 30, 2013 and 2014, respectively. We had approximately 1,175 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of June 30, 2014.

We estimate the fair value of stock options granted after April 1, 2006, using a Black-Scholes option-pricing model, with assumptions as follows:

	2013	2014
Expected stock price volatility	48%	44%
Risk-free interest rate	1.2	2.3
Weighted-average expected option life (years)	8	8
Dividend yield	0.81	0.84

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1,412 shares.

2000 Plan

The stock option transactions as of the three months ended June 30 are summarized as follows:

	2013			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,323	8.10	4.0	913	9.48	4.1
Issued	—	—		—	—
Exercised	66	7.81		56	7.65
Forfeited	8	10.77		—	—

Outstanding at end of period	1,249	8.10	3.7	857	9.60	4.0

Exercisable and vested at end of period	833	6.61	2.1	510	8.49	2.1

Unvested at end of period	427	11.03	6.8	347	11.22	6.8

Vested and expected to vest at end of period	913	8.94	5.9	746	9.50	5.3

The following table summarizes information about the nonvested stock option grants as of the three months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	428	$5.82
Granted	—	—
Vested	81	6.43
Forfeited	—	—

Unvested at end of period	347	$5.68

2013 Plan

The stock option transactions as of the three months ended June 30, 2014 for the 2013 Stock Option Plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,911	$13.64	9.42
Issued—equity classified	—	—	—
Issued—liability classified	—	—	—
Exercised	—	—	—
Forfeited—equity classified	—	—	—

Outstanding at end of period	1,911	13.64	9.42

Exercisable and vested at end of period	—	—	—

Unvested at end of period	1,911	13.64	9.42

Vested and expected to vest at end of period	1,704	13.64	9.42

Fair value of options granted during the period	—

The following table summarizes information about the nonvested stock option grants as of June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,911	$6.22
Granted	—	—
Forfeited	—	—

Unvested at end of period	1,911	$6.22

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan for which restricted stock awards may be granted to certain key employees. The restricted stock will vest ratably over a five-year period from the original restricted stock grant date with the risk of forfeiture being stipulated only by the employees’ continuous employment by ADS. A portion of the grants vested immediately. Under the restricted stock plan, the vested shares granted are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on nonforfeited shares. The Company recognized compensation expense of $585 and $909 in the three months ended June 30, 2013 and 2014, respectively, relating to the issuance of these shares; of this amount, $385 and $0 relates to the restricted shares that vested immediately during the three months ended June 30, 2013 and 2014, respectively. We had approximately 333 shares available for granting under this plan as of June 30, 2014.

The following table summarizes information about the unvested restricted stock grants as of June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	311	$12.40
Granted	—
Vested	74	12.25
Forfeited	1	9.56

Unvested at end of period	236	$11.35

We expect most, if not all, restricted stock grants to vest.

As of June 30, 2014, there was approximately $2,559 of unrecognized compensation expense related to the restricted stock that will be recognized over the remaining service period.

14.	INCOME TAXES

For the three months ended June 30, 2013 and 2014, the Company utilized an effective tax rate of 39.5% and 38.8%, respectively, to calculate its provision for income taxes. In accordance with ASC 740-270, “Income Taxes – Interim Reporting,” the Company’s expected annual effective tax rate for fiscal year 2015 based on all known variables is 38.8%.

15.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the Net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the Net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period.

Holders of unvested restricted stock have nonforfeitable rights to dividends when declared on common stock, and holders Redeemable Convertible Preferred Stock participate in dividends on an as-converted basis when declared on common stock. As a result, unvested restricted stock and Redeemable Convertible Preferred Stock meet the definition of participating securities, which requires us to apply the two-class method to compute both basic and diluted net income (loss) per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders.

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. Diluted net income (loss) per share assumes the Redeemable Convertible Preferred Stock would be cash settled as we have the choice of settling in cash or shares, and we have demonstrated past practice and intent of cash settlement; therefore these shares are excluded from the calculation. For purposes of the calculation of diluted net income (loss) per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s Redeemable Common Stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following table presents information necessary to calculate net income (loss) per share for the three months ended June 30, 2013 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2014
NET INCOME (LOSS) PER SHARE—BASIC:
Net income attributable to ADS	$16,296	$14,241
Adjustment for:
Change in fair value of Redeemable Convertible Preferred Stock	(1,578)	(18,373)
Dividends to Redeemable Convertible Preferred Stockholders	(216)	(37)
Dividends paid to unvested restricted stockholders	(8)	—

Net income (loss) available to common stockholders and participating securities	14,494	(4,169)
Undistributed income allocated to participating securities	(1,588)	—

Net income (loss) available to common stockholders – Basic	12,906	(4,169)
Weighted average number of common shares outstanding – Basic	47,190	47,536

Net income (loss) per common share – Basic	$0.27	$(0.09)

NET INCOME (LOSS) PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Basic	$12,906	$(4,169)
Weighted average number of common shares outstanding – Basic	47,190	47,536
Assumed exercise of stock options	499	—

Weighted average number of common shares outstanding – Diluted	47,689	47,536

Net income (loss) per common share – Diluted	$0.27	$(0.09)

Potentially dilutive securities excluded as anti-dilutive	89	94

16.	BUSINESS SEGMENTS INFORMATION

We operate our business in two distinct operating and reportable segments based on the markets we serve: “Domestic” and “International”. The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on net sales and Segment EBITDA and Segment Adjusted EBITDA. We calculate Segment EBITDA as net income or loss before interest, income taxes, depreciation and amortization. We calculate Segment Adjusted EBITDA as Segment EBITDA before non-cash stock-based compensation expense, non-cash charges and certain other expenses.

Domestic - Our Domestic segment manufactures and markets products throughout the United States. We maintain and serve these markets through strong product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. We also sell through a broad variety of buying groups and co-ops in the United States. Products include Singlewall pipe, N-12 HDPE pipe sold into the Storm sewer and Infrastructure markets, N-12 High Performance PP pipe sold into the Storm sewer and sanitary sewer markets, and our broad line of Allied Products including Stormtech, Nyloplast, Arc Septic Chambers, Inserta Tee, Baysaver filters and water quality structures, Fittings, and FleXstorm. Our Domestic segment sales are diversified across all regions of the country.

International – Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures, with best-in-class local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. We have been serving the Canadian market through Hancor of Canada since 2003. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our Brazilian joint venture through Tigre ADS is our primary channel to serve the South American markets. Our product line includes Singlewall pipe, N-12 HDPE pipe, and N-12 High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit in the three months ended June 30, 2013 and 2014:

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014
Domestic
Pipe	189,142	217,307
Allied Products	66,447	74,175

Total Domestic	$255,589	$291,482

International
Pipe	29,588	29,937
Allied Products	7,925	6,878

Total International	$37,513	$36,815

Total net sales	$293,102	$328,297

The following sets forth certain additional financial information attributable to our reportable segments for the three months ended June 30, 2013, and 2014, respectively:

	Three months ended June 30,
(Amounts in thousands)	2013	2014
Net sales
Domestic	255,589	291,482
International	37,513	36,815

Total	$293,102	$328,297

Gross profit
Domestic	57,552	64,790
International	8,451	7,243

Total	$66,003	$72,033

Segment Adjusted EBITDA
Domestic	45,078	45,769
International	4,464	3,436

Total	$49,542	$49,205

Interest expense, net
Domestic	4,089	4,613
International	12	2

Total	$4,101	$4,615

Capital expenditures
Domestic	10,938	6,937
International	2,204	513

Total	$13,142	$7,450

Depreciation and amortization
Domestic	12,868	12,466
International	1,233	1,237

Total	$14,101	$13,703

Equity in net income (loss) of unconsolidated affiliates
Domestic	—	153
International	(248)	(774)

Total	$(248)	$(621)

The following sets forth certain additional financial information attributable to our reporting segments as of March 31, 2014 and June 30, 2014, respectively:

	March 31, 2014	June 30, 2014
Investment in unconsolidated affiliates
Domestic	$5,202	$8,537
International	20,029	23,316

Total	$25,231	$31,853

Total identifiable assets
Domestic	$835,736	$900,254
International	115,167	130,571
Eliminations	(13,308)	(18,496)

Total	$937,595	$1,012,329

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Consolidated Net Income

	Three Months Ended June 30,
	2013		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA:
Net income attributable to ADS	$14,457	$1,839	$13,442	$799
Depreciation and amortization (a)	12,869	1,575	12,674	1,655
Interest expense, net	4,089	12	4,613	2
Income tax expense	10,446	620	9,216	479

Segment EBITDA	41,861	4,046	39,945	2,935
Derivative fair value adjustments	(81)	—	96	—
Foreign currency transaction losses	—	94	—	130
Unconsolidated affiliates interest and tax	—	130	41	136
Management fee to minority interest holder JV	—	194	—	235
Share-based compensation	660	—	2,285	—
ESOP deferred compensation	2,520	—	2,687	—
Transaction costs (b)	118	—	715	—

Segment Adjusted EBITDA	$45,078	$4,464	$45,769	$3,436

(a)	Includes our proportionate share of depreciation and amortization expense of $343 and $626 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Net income of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended June 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

17.	SUBSEQUENT EVENTS

We evaluated subsequent events through September 5, 2014, the date these condensed consolidated financial statements were available to be issued.

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one stock split of our common stock which was originally a total of 31,500 authorized shares of common stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 47,582 stock-split adjusted shares of common stock issued and outstanding as of June 30, 2014.

On July 30, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 30, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other estimated offering expenses of approximately $6.3 million, we used the estimated net proceeds of $72.8 million to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

On August 22, 2014, an additional 600 shares of common stock were sold by certain selling stockholders of the Company to the underwriters as part of the Company’s IPO. The sale of additional shares resulted from a partial exercise by the underwriters of the over-allotment option granted by the selling stockholders to the underwriters in connection with the IPO. The shares were sold at the public offering price of $16.00 per share. The Company did not receive any proceeds from the sale of such additional shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2015 refers to fiscal 2015, which is the period from April 1, 2014 to March 31, 2015.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this report and with our audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) on July 28, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

We consolidate all of our joint ventures for purposes of GAAP, except for our South American Joint Venture, our BaySaver Joint Venture, and our Tigre-ADS USA Joint Venture.

Overview

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In North America, our national footprint combined with our strong local presence and broad product offering makes us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the markets we serve in the United States represent approximately $10.1 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity.

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever expanding range of end markets. This has allowed us to consistently gain share and achieve above market growth throughout economic cycles. We expect to continue to drive conversion to our products from traditional products as contractors, civil design engineers and municipal agencies increasingly acknowledge the superior physical attributes and compelling value proposition of our thermoplastic products. In addition, we believe that overall demand for our products will benefit as the regulatory environment continues to evolve.

Our broad product line includes corrugated high density polyethylene (or HDPE) pipe, polypropylene (or PP) pipe and related water management products. Building on our core drainage businesses, we have aggressively pursued attractive ancillary product categories such as storm and septic chambers, PVC drainage structures, fittings and filters, and water quality filters and separators. We refer to these ancillary product categories as Allied Products. Given the scope of our overall sales and distribution platform, we have been able to drive growth within our Allied Products and believe there are significant growth opportunities going forward.

Recent Developments

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one stock split of our common stock which was originally a total of 31,500 authorized shares of common stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 47,582 stock-split adjusted shares of common stock issued and outstanding as of June 30, 2014.

On July 30, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 30, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other estimated offering expenses of approximately $6.3 million, we used the estimated net proceeds of $72.8 million to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

On August 22, 2014, an additional 600 shares of common stock were sold by certain selling stockholders of the Company to the underwriters as part of the Company’s IPO. The sale of additional shares resulted from a partial exercise by the underwriters of the over-allotment option granted by the selling stockholders to the underwriters in connection with the IPO. The shares were sold at the public offering price of $16.00 per share. The Company did not receive any proceeds from the sale of such additional shares.

Results of Operations

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

The following table summarizes certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the three months ended June 30, 2014 and 2013. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	Three Months Ended June 30, 2013	% of Net Sales	Three Months Ended June 30, 2014	% of Net Sales	% Variance
Condensed Consolidated Statements of Income data:
Net Sales	$293,102	100.0%	$328,297	100%	12.0%
Cost of goods sold	227,099	77.5	256,264	78.1	12.8

Gross Profit	66,003	22.5	72,033	21.9	9.1
Selling expenses	17,677	6.0	19,246	5.9	8.9
General and administrative expenses	17,659	6.0	20,532	6.2	16.3
Gain on sale of business	(4,848)	(1.6)	—	—	—
Intangible amortization	2,861	1.0	2,641	0.8	(7.7)

Income from operations	32,654	11.1	29,614	9.0	(9.3)
Interest expense	4,101	1.4	4,615	1.4	12.5
Other miscellaneous expenses, net	529	0.1	14	0.0	(97.4)

Income before income taxes	28,024	9.6	24,985	7.6	(10.8)
Income tax expense	11,066	3.8	9,695	3.0	(12.4)
Equity in net loss of unconsolidated affiliates	248	0.1	621	0.2	150.4

Net income	16,710	5.7	14,669	4.4	(12.2)
Less net income attributable to the non-controlling interests	414	0.1	428	0.1	3.4

Net income attributable to ADS	$16,296	5.6%	$14,241	4.3%	(12.6)

Other financial data:
Adjusted EBITDA (a)	49,542	16.9%	49,205	15.0%	(0.7)%
System-Wide Net Sales (a)	309,244	105.5%	348,087	106.0%	12.6%
Adjusted Net Income per Share – Fully Converted – Basic (a)	$0.28	—	$0.25	—	(10.7)%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014	% Change
Domestic
Pipe	$189,142	$217,307	14.9%
Allied Products	66,447	74,175	11.6%

Total Domestic	255,589	291,482	14.0%

International
Pipe	29,588	29,937	1.2%
Allied Products	7,925	6,878	(13.2)%

Total International	37,513	36,815	(1.9)%

Total Consolidated Net Sales	293,102	328,297	12.0%

Net sales totaled $328.3 million in the three months ended June 30, 2014, increasing $35.2 million, or 12.0%, over the comparable period in fiscal year 2014.

Domestic net sales increased $35.9 million, or 14.0%, in the three months ended June 30, 2014, as compared to prior year period. The growth was due to strong sales volume in our pipe and allied products, which increased $28.2 million and $7.7 million, respectively, in the three months ended June 30, 2014. Domestic pipe sales increased $28.2 million, or 14.9%, due to strong sales volume in the non-residential, residential, and infrastructure markets, slightly offset by reduced sales volume in the Agricultural markets due to unfavorable weather conditions that impacted the start of spring season. Pipe selling prices increased 4.4% as compared to the prior year. Allied product sales increased $7.7 million, or 11.6%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. Excluding $2.9 million of Allied product lines sold in fiscal 2014 (a Precast structures business and the Draintech product line), Allied product sales increased $10.6 million, or 16.8%, in the three months ended June 30, 2014 as compared to prior year sales of continuing products.

International net sales decreased $0.7 million, or 1.9%, in the three months ended June 30, 2014 over the comparable fiscal year 2014 period. The drop was primarily due to a late start to the spring construction season in Canada and slower public spending in Mexico.

System-Wide Net Sales were $348.1 million in the first three months of fiscal year 2015, an increase of $38.9 million, or 12.6%, over System-Wide Net Sales of $309.2 million in the first three months of fiscal year 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and a construction slowdown in Brazil primarily tied to the World Cup. Our Baysaver Joint Venture and Tigre-ADS USA Joint Venture provided incremental sales during the first quarter resulting in a combined increase of $3.7 million in net sales for unconsolidated joint ventures in the three months ended June 30, 2014 as compared to the prior year.

Gross profit

Gross profit for the three months ended June 30, 2014 increased $6.0 million, or 9.1%, over the comparable period in fiscal year 2014.

Domestic gross profit increased $7.2 million, or 12.6%, to $64.8 million in the three months ended June 30, 2014 as compared to $57.6 million during the prior year. The increase was primarily due to strong sales volume in our pipe and allied products, which increased gross margin by $3.1 million and $4.1 million, respectively, in the three months ended June 30, 2014 as compared to the prior year. Raw material prices increased 7.7% due to higher virgin and non-virgin resin prices in the first quarter of fiscal 2015 as compared to the prior period. Freight costs totaled 9.6% of net sales in the three months ended June 30, 2014, flat versus the prior year.

International gross profit decreased $1.2 million, or 14.3%; in the first quarter of fiscal year 2015 over the comparable fiscal year 2014 period. International pipe gross profit decreased $0.9 million, or 14.8%, primarily due to lack of sales volume growth in the three months ended June 30, 2014 and the negative impact of the continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall market selling prices. International allied products gross profit decreased $0.3 million, or 12.8%, primarily due to slower growth in the local construction markets.

Gross margin as a percentage of net sales totaled 21.9% for the three months ended June 30, 2014 as compared to 22.5% for the prior year.

Selling expenses

Selling expenses consist of field selling, customer service and commission expenditures for personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consists of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for the three months ended June 30, 2014 increased $1.6 million, or 8.9%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses decreased to 5.9% in the first quarter of fiscal 2015 as compared to 6.0% in the prior year.

General and administrative expenses

General and administrative expenses consists of personnel costs (salaries, benefits, and other personnel-related expenses, including stock based compensation), recruitment and relocation expenses, accounting and legal fees, business travel expenses, rent and utilities for the administrative offices, director fees, investor relations, membership fees, office supplies, insurance and other miscellaneous expenses.

General and administrative expenses for the three months ended June 30, 2014 increased $2.9 million, or 16.3%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock based compensation of $1.6 million, higher professional fees of $1.0 million, and increased corporate overhead expenses of $0.3 million.

The $1.6 million increase in non-cash stock based compensation was due to an increase in the number of restricted stock shares that vested in the three months ended June 30, 2014 (when the large majority of the outstanding restricted stock shares vest) as compared to the prior year and additional non-cash compensation expense related to the August 2013 stock option plan.

The $1.0 million increase in professional fees was due to audit fees of $0.7 million in connection with the IPO and additional legal fees of $0.3 million.

Gain on sale of business

Gains on sale of businesses for the three months ended June 30, 2014 was zero compared to $4.8 million over the comparable fiscal year 2014 period. The Company sold its Draintech product line in the first quarter of fiscal year 2014.

Intangibles amortization

Intangibles amortization for the three months ended June 30, 2014 decreased $0.2 million, or 7.7%, over the comparable fiscal year 2014 period. The $0.2 million decrease was due to less amortization of intangibles from prior period acquisitions.

Interest expense

Interest expense for the three months ended June 30, 2014 increased $0.5 million, or 12.5%, over the comparable fiscal year 2014 period. As of June 30, 2014, our leverage ratio of Adjusted EBITDA to Debt exceeded 3 times resulting in a surcharge of 2% on our shelf notes being paid in the first quarter of fiscal 2015, which increased interest expense by $0.5 million as compared to the prior year.

Other miscellaneous expenses, net

Miscellaneous (income)/expense remained relatively flat for the three months ended June 30, 2014 and 2013.

Income tax expense

For the three months ended June 30, 2013 and 2014, the Company recorded income tax provisions of $11.1 million and $9.7 million, respectively, which represents effective tax rate of 39.5% and 38.8%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate in the first quarter of the fiscal year 2015 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and taxed between the various jurisdictions.

Equity in net loss of unconsolidated affiliates

Equity loss of unconsolidated affiliates represent our proportionate share of loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity loss for the three months ended June 30, 2014 increased $0.4 million to a net loss of $0.6 million over the comparable fiscal year 2014 period. Our South American Joint Venture operations contributed to this increase due to continued softness in the mining markets and a construction slowdown in Brazil primarily tied to the World Cup.

Income attributed to non-controlling interests

Non controlling interests represent income attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Income attributed to non-controlling interests stayed flat at $0.4 million for the three months ended June 30, 2014 and 2013.

Net income attributed to ADS and Net income (loss) per share

First quarter net income attributable to ADS for fiscal year 2015 of approximately $14.2 million decreased from the preceding fiscal years’s net income attributable to ADS for the quarter of $16.3 million, as influenced by the factors noted above. Net income (loss) per share for the first quarter fiscal year 2015 totaled $(0.09) per basic and diluted share, as compared to $0.27 per basic and diluted share recorded in the comparable fiscal year 2014 period. The loss per share for the three months ended June 30, 2014 is primarily related to the fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $16.1 million, or $0.34 per share for common shareholders.

Adjusted EBITDA

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014	% Change
Domestic	$45,078	$45,769	1.5%
International	4,464	3,436	(23.0)%

Total adjusted EBITDA	49,542	49,205	(0.7)%

As a percentage of net sales	16.9%	15.0%

Adjusted EBITDA in the first quarter of fiscal year 2015 decreased by $0.3 million or 0.7% over the comparable fiscal year 2014 period. Excluding the impact of the one-time $4.8 million gain from the sale of the Draintech business during the first quarter of fiscal 2014, adjusted EBITDA increased $4.5 million or 10.1% in the three months ended June 30, 2014 as compared to the prior year ($49.2 million compared to an adjusted $44.7 million for the prior year).

Domestic adjusted EBITDA totaled $45.8 million in the three months ended June 30, 2014 compared to $45.1 million in the prior year first quarter (which included the impact of the one-time $4.8 million gain on the sale). International adjusted EBITDA totaled $3.4 million in the first quarter of fiscal 2015 compared to $4.5 million in the prior period.

Adjusted EBITDA as a percentage of net sales totaled 15.0% for the three months ended June 30, 2014 compared to 16.9% for the prior year first quarter. Excluding the impact of the one-time gain on adjusted EBITDA in the three months ended June 30, 2013, adjusted EBITDA as a percentage of net sales would have been 15.2%.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, System-Wide Net Sales, and Net Income (Loss) Per Share Fully Converted Basis-Basic. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income attributable to ADS before interest, income taxes, depreciation and amortization, stock-based compensation, non-cash charges and certain other expenses. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance and evaluate the effectiveness of our business strategies. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

The following table presents a reconciliation of Adjusted EBITDA to Net Income attributable to ADS, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014
Net income attributable to ADS	$16,296	$14,241
Depreciation and amortization (a)	14,444	14,329
Interest expense, net	4,101	4,615
Income tax expense	11,066	9,695

EBITDA	45,907	42,880
Derivative fair value adjustments	(81)	96
Foreign currency transaction losses	94	130
Unconsolidated affiliates interest and tax	130	177
Management fee to minority interest holder JV	194	235
Share-based compensation	660	2,285
ESOP deferred compensation	2,520	2,687
Transaction costs (b)	118	715

Adjusted EBITDA	$49,542	$49,205

(a)	Includes our proportionate share of depreciation and amortization expense of $343 and $626 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Net income of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended June 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income attributable to ADS, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
	2013		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA:
Net income attributable to ADS	$14,457	$1,839	$13,442	$799
Depreciation and amortization (a)	12,869	1,575	12,674	1,655
Interest expense, net	4,089	12	4,613	2
Income tax expense	10,446	620	9,216	479

Segment EBITDA	41,861	4,046	39,945	2,935
Derivative fair value adjustments	(81)	—	96	—
Foreign currency transaction losses	—	94	—	130
Unconsolidated affiliates interest and tax	—	130	41	136
Management fee to minority interest holder JV	—	194	—	235
Share-based compensation	660	—	2,285	—
ESOP deferred compensation	2,520	—	2,687	—
Transaction costs (b)	118	—	715	—

Segment Adjusted EBITDA	$45,078	$4,464	$45,769	$3,436

(a)	Includes our proportionate share of depreciation and amortization expense of $343 and $626 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Net income of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended June 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

System-Wide Net Sales. System-Wide Net Sales is a non-GAAP measure which equals the sum of the net sales of our Domestic and International segments plus all net sales from our unconsolidated joint ventures (our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture). We use this metric to measure the overall performance of our business across all of our geographies and markets we serve.

Our South American Joint Venture is managed as an integral part of our International segment and our BaySaver and Tigre-ADS USA Joint Ventures are managed as an integral part of our Domestic segment. However, they are not consolidated under GAAP. System-Wide Net Sales is prepared as if our South American Joint Venture, our BaySaver Joint Venture, and our Tigre-ADS USA Joint Venture were accounted for as consolidated subsidiaries for management and segment reporting purposes.

The reconciliation of our System-Wide Net Sales to net sales is as follows:

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014
Reconciliation of System-Wide Net Sales to Net Sales:
Net sales	$293,102	$328,297
Net sales associated with our unconsolidated affiliates:
South American Joint Venture (a)	16,142	13,920
BaySaver Joint Venture (b)	—	2,337
Tigre-ADS USA Joint Venture (c)	—	3,533

System-Wide Net Sales	$309,244	$348,087

(a)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver Joint Venture.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA Joint Venture.

Net Income (Loss) Per Share Fully Converted Basis – Basic. Net Income (Loss) Per Share Fully Converted Basis – Basic, which is a non-GAAP measure, is a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Net Income (Loss) Per Share Fully Converted Basis – Basic (Non-GAAP), and the corresponding Weighted Average Common Shares Outstanding Fully Converted Basis – Basic (Non-GAAP), by adjusting our historical net income (loss) per share—Basic and weighted average common shares outstanding – Basic amounts for the conversion of all shares of Redeemable Convertible Preferred Stock into ADS common stock at the conversion ratio of one share for every 0.7692 share of common stock as of the beginning of each period presented.

To effect this adjustment, we have (1) removed the adjustment for the change in fair value of Redeemable Convertible Preferred Stock classified as mezzanine equity from the numerator of the historical Net income (loss) per share—Basic computation, (2) made a corresponding adjustment to the amount allocated to participating securities under the two-class earnings per share computation method, and (3) added back ESOP deferred compensation attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

We have also made adjustments to historical Net income per share Basic, and the corresponding Weighted average common shares outstanding – Basic to assume share conversion of the Redeemable Convertible Preferred Stock to ADS common stock.

Net Income (Loss) Per Share Fully Converted Basis – Basic (Non-GAAP) is included in this report because it is a key metric used by management and our board of directors to assess our financial performance. Net Income (Loss) Per Share Fully Converted Basis – Basic (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Net Income (Loss) Per Share Fully Converted Basis – Basic (Non-GAAP), and the corresponding Weighted Average Common Shares Outstanding Fully Converted Basis – Basic (Non-GAAP) to our historical net income (loss) per share and corresponding historical weighted average common share amounts, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2013	2014
Net income (loss) available to common shareholders	$12,906	$(4,169)
Add: Adjustments to net income available to common shareholders	3,390	18,410

Adjusted net income attributable to ADS – (Non-GAAP)	16,296	14,241
Add: Fair value of ESOP Compensation related to Convertible Preferred Stock	2,520	2,687
Adjusted net income – (Non-GAAP)	$18,816	$16,928

Weighted Average Common Shares Outstanding	47,190	47,536
Add: Unvested restricted stock shares	319	249
Convertible Preferred stock shares	20,418	20,099

Total Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	67,927	67,884
Adjusted net income per share – Fully Converted – Basic (Non-GAAP)	$0.28	$0.25

Liquidity and Capital Resources

Our primary liquidity requirements are working capital, capital expenditures, debt service, and dividend payments for our convertible preferred stock and common stock. We have historically funded, and expect to continue to fund, our operation primarily through equity issuance, internally generated cash flow and debt financings. From time to time we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

As of June 30, 2014, we had $4.7 million in cash that was held by our foreign subsidiaries. Our intent is to reinvest our earnings in foreign subsidiaries. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction. No restrictions exist on our liquidity that is impacted by the significance of cash held by foreign subsidiaries.

Working Capital and Cash Flows

During the three months ended June 30, 2014, our net increase in cash funds amounted to $0.8 million compared to a net increase of $1.7 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, our source of funds was primarily driven by operating earnings and seasonal borrowings on our Revolving Credit facility. For the same period ending June 30, 2014, our use of cash was primarily driven by increased accounts receivable balances and for capital expenditures. During the three months ended June 30, 2013, our primary source of cash was provided by operating earnings and borrowings on the Revolving Credit facility. For the three months ended June 30, 2013, our use of cash was primarily due to increases in accounts receivable and capital expenditures.

As of June 30, 2014, we had $45.2 million in liquidity, including $4.7 million of cash and cash equivalents and $40.5 million in borrowings available under our Revolving Credit Facilities, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of June 30, 2014, we had total consolidated indebtedness of approximately $492.9 million. We repaid a portion of our outstanding indebtedness with the $72.8 million of net proceeds from our initial public offering which closed on July 30, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2013	2014
Statement of Cash Flows data:
Net cash from operating activities	$(29,990)	$(21,258)
Net cash from investing activities	(9,019)	(16,646)
Net cash from financing activities	40,684	38,793

Working Capital

Net working capital increased to $318.5 million as of June 30, 2014, from $263.9 million as of March 31, 2014, primarily due to the growth in accounts receivable resulting from sales increases, which grew $67.3 million. This change was offset partially by an increase of $15.1 million in accounts payable.

Operating Cash Flows

Cash flow from operating activities for the three months ended June 30, 2014 was a use of $21.3 million as compared with cash used by operating activities of $30.0 million for the three months ended June 30, 2013. Cash flow from operating activities during the three months ended June 30, 2014 was impacted by higher growth in accounts receivable compared to the prior year driven by sales revenues increasing $35.2 million or 12% versus the three months ended June 30, 2013. Cash flow from operating activities for the three months ended June 30, 2013 also included $4.8 million realized from the sale of assets for the Draintech product line.

Investing Cash Flows

During the three months ended June 30, 2014, cash used for investing activities was $16.7 million, primarily due to capital expenditures in support of operations and an investment in a domestic joint venture operation. During the three months ended June 30, 2013, cash used for investing activities was $9.0 million, primarily due to capital expenditures in support of operations, net of $5.9 million in proceeds received from the sale of the Draintech product line.

Financing Cash Flows

During the three months ended June 30, 2014, cash provided from financing activities was $38.8 million, utilizing borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months. During the three months ended June 30, 2013, cash provided by financing activities was $40.7 million primarily due to borrowings from Term and Revolving debt with some modest payments for dividends and redemption of convertible preferred stock in connection with the ESOP.

Capital Expenditures

Capital expenditures totaled $7.5 million, and $13.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Our capital expenditures for the three months ended June 30, 2014 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $35 million in fiscal year 2015. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2014, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Senior Loan Facilities

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Senior Loan Facilities consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million and (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million. The Senior Loan Facilities also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Senior Loan Facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Senior Loan Facilities are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Loan Facilities, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. As of June 30, 2014, the outstanding principal drawn on the Revolving Credit Facility was $286.5 million, with $30.5 million available to be drawn. As of June 30, 2014, the outstanding principal balance of the Term Loan was $96.3 million.

We used the net proceeds of $72.8 million from the initial public offering, which closed on July 30, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Senior Loan Facilities, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. As of June 30, 2014, the outstanding principal drawn on the revolving credit facility was $2.0 million, with $10 million available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Description of Certain Indebtedness – Senior Notes” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. We have no further amount available for issuance of senior notes under the private shelf agreement. At June 30, 2014 the outstanding principal balance on these notes was $100 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Description of Certain Indebtedness” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. We were in compliance with our debt covenants as of June 30, 2014.

Contractual Obligation as of June 30, 2014

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$492,882	$11,667	$46,095	$410,120	$25,000
Interest payments (2)	62,770	17,036	31,386	14,095	253
Operating leases	78,388	17,945	30,299	18,046	12,098
Contractual purchase obligations (3)	53,409	53,409	—	—	—

Total	$687,449	$100,057	$107,780	$442,261	$37,351

(1)	The current Revolving Credit Facility and Term Loan mature in June, 2018.
(2)	Based on applicable rates and pricing margins as of June 30, 2014, including interest rate swaps.
(3)	Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory, machinery, supplies and other equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements. As of June 30, 2014, our South American Joint Venture had approximately $13.2 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in this report under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	fluctuations in the price and availability of resins and other raw materials and our ability to pass any increased costs of raw materials on to our customers in a timely manner;

•	volatility in general business and economic conditions in the markets in which we operate, including without limitation, factors relating to availability of credit, interest rates, fluctuations in capital and business and consumer confidence;

•	cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;

•	the risks of increasing competition in our existing and future markets, including competition from both manufacturers of high performance thermoplastic corrugated pipe and manufacturers of products using alternative materials;

•	our ability to continue to convert current demand for concrete, steel and PVC pipe products into demand for our high performance thermoplastic corrugated pipe and Allied Products;

•	the effect of weather or seasonality;

•	the loss of any of our significant customers;

•	the risks of doing business internationally;

•	the risks of conducting a portion of our operations through joint ventures;

•	our ability to expand into new geographic or product markets;

•	our ability to achieve the acquisition component of our growth strategy;

•	the risk associated with manufacturing processes;

•	our ability to manage our assets;

•	the risks associated with our product warranties;

•	our ability to manage our supply purchasing and customer credit policies;

•	the risks associated with our self-insured programs;

•	our ability to control labor costs and to attract, train and retain highly-qualified employees and key personnel;

•	our ability to protect our intellectual property rights;

•	changes in laws and regulations, including environmental laws and regulations;

•	our ability to project product mix;

•	the risks associated with our current levels of indebtedness;

•	our ability to meet future capital requirements and fund our liquidity needs; and

•	other risks and uncertainties, including those listed under “Risk Factors.”

All forward-looking statements are made only as of the date of this report and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, primarily related to changes in interest rates, raw material supply prices, and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions.

Interest Rate Risk

We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.7 million based on our borrowings as of June 30, 2014. Assuming the Revolving Credit Facility is fully drawn, each 1% increase or decrease in the applicable interest rate would change our interest expense by approximately $2.8 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of June 30, 2014. The first swap is at $70 million notional value, amortizing $2.5 million per quarter at a fixed LIBOR rate of 1.105%, and expires in September 2014. The other swap is a $50 million notional value, non-amortizing swap at a LIBOR rate of 0.86% which expires in September 2016. A third $50 million notional value swap took effect on September 1, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies.

Raw Material and Commodity Price Risk

Our primary raw materials used in the production of our products are polyethylene and polypropylene resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil and natural gas, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner, passing the increase on to our customers, contributes to the management of our overall supply price risk and the potential impact on our results of operations.

We manage supply risk with financial and physical hedge contracts for the HDPE and PP resins used in the manufacture of our Pipe and Allied Products, as well as for the diesel fuel used by our in-house fleet of delivery trucks. Our physical hedge contracts for HDPE resins are typically at a fixed price and volume over time. We use to a limited extent financial derivatives for PP resin in the form of fixed price swaps based on propylene monomer. For diesel fuel, we have utilized option contracts in the form of collars with put and call options.

We have supply contracts that typically include supply periods of greater than one year. Except for physical-hedged resin contracts, we generally do not enter into long-term purchase orders for the delivery of raw materials. Our orders with suppliers are flexible and do not normally contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their selling prices or other relevant terms on a monthly basis, exposing us to pricing risk. Our use of pricing and forecasting tools, centralized procurement, additional sources of supply and incorporation of vertical integration for recycled material have increased our focus on efficiency and resulted in lower overall supply costs. If the price of HDPE and PP virgin resin increased or decreased by 5%, it would result in a material change to our cost of goods sold.

Inflation

Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, primarily high density polyethylene and polypropylene resins. Historically, we have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies related to technological enhancements and improvements. However, we cannot reasonably estimate our ability to successfully recover any price increases.

Financial Instruments

We have operations in countries outside of the United States, all of which use the respective local foreign currency as their functional currency. Each of these operations may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we sell or distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, by natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

In addition, to the transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Condensed Consolidated Statement of Income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are involved in legal proceedings incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business. In connection with ASC 450, Contingencies, we have not accrued for material loss contingencies relating to any legal proceedings because we believe that, although unfavorable outcomes in proceedings may be possible, they are not considered by our management to be probable and reasonably estimable. We believe that the outcome of any such pending matters, either individually or in the aggregate, will not have a material impact on our business or financial condition.

Item 1A.	Risk Factors

We discussed in the Company’s Registration Statement on Form S-1 (File No. 333-194980), as amended (the “Registration Statement”), and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our Registration Statement. The materialization of any risks and uncertainties identified in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” contained in this report, together with those previously disclosed in the Registration Statement and our other filings with the SEC or those that are presently unforeseen, could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements” contained in this report.

Item 2.	Unregistered Sale of Equity Securities

On July 24, 2014, the Company’s Registration Statement (File No. 333-194980) was declared effective by the SEC for the initial public offering of its common stock, par value $0.01 per share. We registered the offering and sale of 16,675,000 shares of common stock, including 2,175,000 shares of common stock to be sold to the underwriters pursuant to their over-allotment option, at a price of $16.00 per share, with an aggregate price of the registered offering amount $266.8 million. On July 30, 2014, the Company closed its initial public offering of 14,500,000 shares of the Company’s common stock which were sold by the Company and certain of our stockholders. On August 22, 2014, an additional 600,000 shares of common stock were sold by certain of our stockholders pursuant to the underwriters’ partial exercise of their over-allotment option. The shares sold in the initial offering (including shares sold pursuant to the over-allotment option) were sold at a public offering price of $16.00 per share, for an aggregate offering price of $241.6 million. Barclays Capital Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and RBC Capital Markets, LLC acted as joint book-running managers for the offering. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Securities, Inc. and PNC Capital Markets LLC acted as co-managers for the offering.

As a result of our initial public offering, we received estimated net proceeds of $72.8 million, after deducting underwriting discounts and commissions of approximately $5.5 million and other estimated offering expenses of approximately $6.3 million, from the sale by us of 5,289,474 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, except that the Company paid such portion of the fees and expenses of counsel to the selling stockholders that exceed $100,000 and any transfer taxes payable in connection with the initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 28, 2014. We used the net proceeds that we received from our initial public offering to repay $72.8 million of outstanding indebtedness under the revolving portion of the Company’s credit facility.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2014

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark B. Sturgeon
Mark B. Sturgeon
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

3.2	Second Amended and Restated Bylaws of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

4.1	Registration Rights Agreement, dated as of July 30, 2014, by and among Advanced Drainage Systems, Inc. and the stockholders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

10.1	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.2	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Mark B. Sturgeon (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.3	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Thomas M. Fussner (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.4	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Ronald R. Vitarelli (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.5	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Robert M. Klein (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.6	USA Shareholders Agreement, dated as of April 7, 2014, by and among Tigre-ADS USA Inc., ADS Ventures, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.