Form 10-Q
period 2014-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2014-11-10
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 52,938,098 shares of common stock were outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of October 31, 2014, 234,271 shares of unvested restricted common stock were outstanding and 26,129,869 shares of ESOP preferred stock, convertible into 20,099,096 shares of common stock, were outstanding. As of October 31, 2014, 73,271,465 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

PART I. FINANCIAL INFORMATION

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
(Amounts in thousands, except par value)	March 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash	$3,931	$6,581
Receivables (less allowance for doubtful accounts of $3,977 and $3,819, respectively)	150,713	248,120
Inventories	260,300	247,368
Deferred income taxes and other current assets	13,555	12,848

Total current assets	428,499	514,917
Property, plant and equipment, net	292,082	288,170
Other assets:
Goodwill	86,297	86,280
Intangible assets, net	66,184	60,266
Other assets	64,533	68,591

Total assets	$937,595	$1,018,224

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$11,153	$11,148
Accounts payable	108,111	113,530
Other accrued liabilities	37,956	43,508
Accrued income taxes	7,372	22,360

Total current liabilities	164,592	190,546
Long-term debt obligation	442,895	386,435
Deferred tax liabilities	69,169	64,398
Other liabilities	15,324	14,263

Total liabilities	691,980	655,642
Commitments and contingencies (see Note 11)
Mezzanine equity:
Redeemable Common Stock; $0.01 par value: 38,320 and 0 issued and outstanding, respectively	549,119	—
Redeemable Convertible Preferred Stock; $0.01 par value: 47,070 authorized: 44,170 issued: 26,129 and 26,129 outstanding, respectively	291,720	326,623
Deferred compensation – unearned ESOP shares	(197,888)	(217,346)

Total mezzanine equity	642,951	109,277
Stockholders’ equity:
Common stock; $0.01 par value: 148,271 and 1,000,000 authorized: 109,951 and 153,560 issued: 9,141 and 52,935 outstanding, respectively	11,957	12,393
Paid-in capital	22,547	675,183
Common stock in treasury, at cost	(448,439)	(447,674)
Accumulated other comprehensive loss	(5,977)	(8,483)
Retained earnings	—	—

Total ADS stockholders’ equity	(419,912)	231,419
Noncontrolling interest in subsidiaries	22,576	21,886

Total stockholders’ equity	(397,336)	253,305

Total liabilities, mezzanine equity and stockholders’ equity	$937,595	$1,018,224

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2014	2013	2014
Net sales	$333,240	$364,724	$626,342	$693,021
Cost of goods sold	260,021	282,282	487,120	538,546

Gross profit	73,219	82,442	139,222	154,475
Operating expenses:
Selling	18,166	19,762	35,843	39,008
General and administrative	17,917	18,879	35,576	39,411
Gain on sale of business	—	—	(4,848)	—
Intangible amortization	2,861	2,638	5,722	5,279

Income from operations	34,275	41,163	66,929	70,777
Other expense:
Interest expense	3,866	4,338	7,967	8,953
Other miscellaneous expense (income), net	287	(7)	816	7

Income before income taxes	30,122	36,832	58,146	61,817
Income tax expense	12,242	14,062	23,308	23,757
Equity in net loss of unconsolidated affiliates	97	2	345	623

Net income	17,783	22,768	34,493	37,437
Less net income attributable to noncontrolling interest	461	378	875	806

Net income attributable to ADS	17,322	22,390	33,618	36,631

Change in fair value of Redeemable Convertible Preferred Stock	(3,186)	7,319	(4,764)	(11,054)
Dividends to Redeemable Convertible Preferred Stockholders	(214)	(37)	(430)	(75)
Dividends paid to unvested restricted stockholders	(8)	—	(16)	—

Net income available to common stockholders and participating securities	13,914	29,672	28,408	25,502
Undistributed income allocated to participating securities	(1,536)	(3,404)	(3,124)	(3,040)

Net income available to common stockholders	$12,378	$26,268	$25,284	$22,462

Weighted average common shares outstanding:
Basic	47,250	51,518	47,220	49,538
Diluted	47,579	56,463	47,634	52,198
Net income per share:
Basic	$0.26	$0.51	$0.54	$0.45
Diluted	$0.26	$0.51	$0.53	$0.45
Cash dividends declared per share	$0.03	$—	$0.06	$—

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Net income	$17,783	$22,768	$34,493	$37,437
Other comprehensive income (loss):
Currency translation, before tax	1,164	(4,608)	(3,974)	(4,268)
Other, before tax	—	—	5	—

Total other comprehensive income (loss), before tax	1,164	(4,608)	(3,969)	(4,268)

Tax attributes of items in other comprehensive income (loss):
Currency translation	246	1,038	918	850
Other	—	—	(2)	—

Total tax expense	246	1,038	916	850

Comprehensive income	19,193	19,198	31,440	34,019
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(297)	(759)	(1,270)	(912)
Less net income attributable to noncontrolling interest	461	378	875	806

Total comprehensive income attributable to ADS	$19,029	$19,579	$31,835	$34,125

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2013	2014
Cash Flows from Operating Activities	$3,283	$10,807

Cash Flows from Investing Activities
Capital expenditures	(21,700)	(15,643)
Proceeds from sale of business	5,877	—
Investment in unconsolidated affiliate	(5,300)	(7,566)
Additions of capitalized software	(1,380)	(2,008)
Other investing activities	(533)	(525)

Net cash used in investing activities	(23,036)	(25,742)

Cash Flows from Financing Activities
Cash dividends paid	(3,079)	—
Debt issuance costs	(2,311)	—
Redemption of Redeemable Convertible Preferred Stock	(3,146)	—
Proceeds from Senior Notes	25,000	—
Proceeds from term loan	100,000	—
Payments on term loan	(77,500)	(2,500)
Payments of notes, mortgages, and other debt	(963)	(1,665)
Proceeds from Revolving Credit Facility	225,400	174,760
Payments on Revolving Credit Facility	(242,300)	(227,000)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131
Payments for deferred initial public offering costs	—	(4,458)
Other financing activities	(673)	(432)

Net cash provided by financing activities	20,428	17,836

Effect of exchange rate changes on cash and cash equivalents	—	(251)

Net change in cash and equivalents	675	2,650
Cash and equivalents at beginning of period	1,361	3,931

Cash and equivalents at end of period	$2,036	$6,581

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(unaudited)

(Amounts in thousands)	Common Stock		Paid-In Capital	Common Stock in Treasury		Accu- mulated Other Compre- hensive Loss	Retained Earnings	Total Stock- holders’ Equity	Non- con- trolling Interest in Sub- sidiaries	Total Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2013	109,979	11,957	41,152	101,191	(448,571)	(856)	87,331	(308,987)	23,265	(285,722)	38,292	522,276	26,547	282,547	18,461	(196,477)	608,346

Net income	—	—	—	—	—	—	33,618	33,618	875	34,493	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,783)	—	(1,783)	(1,270)	(3,053)	—	—	—	—	—	—	—
Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(355)	(355)	—	(355)	—	—	—	—	—	—	—
Common stock dividend ($0.058 per share)	—	—	—	—	—	—	(2,724)	(2,724)	—	(2,724)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(490)	(490)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,023)	—	—	—	—	(1,023)	—	(1,023)	—	—	—	—	(537)	6,049	6,049
Exercise of common stock options	—	—	109	(94)	417	—	—	526	—	526	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	204	14	(204)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	246	—	—	—	—	246	—	246	—	—	—	—	—	—	—
Restricted stock awards	—	—	850	(104)	328	—	—	1,178	—	1,178	—	—	—	—	—	—	—
Redemption of Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	(297)	(3,146)	—	—	(3,146)
Purchase of common stock		—	—	14	(171)		—	(171)	—	(171)	—	—	—	—	—	—	—
Reclassification of common stock to Redeemable Common Stock	(28)	—	(385)	—	—	—	—	(385)	—	(385)	28	385	—	—	—	—	385
Adjustments to Redeemable Convertible Preferred Stock fair value measurement	—	—	—	—	—	—	(4,764)	(4,764)	—	(4,764)	—	—	—	16,173	—	(11,409)	4,764
Adjustments to Redeemable Common Stock fair value measurement	—	—	—	—	—	—	(30,528)	(30,528)	—	(30,528)	—	30,528	—	—	—	—	30,528

Balance at September 30, 2013	109,951	11,957	41,153	101,021	(448,201)	(2,639)	82,578	(315,152)	22,380	(292,772)	38,320	553,189	26,250	295,574	17,924	(201,837)	646,926

Balance at March 31, 2014	109,951	11,957	22,547	100,810	(448,439)	(5,977)	—	(419,912)	22,576	(397,336)	38,320	549,119	26,129	291,720	17,727	(197,888)	642,951

Net income	—	—	—	—	—	—	36,631	36,631	806	37,437	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,506)	—	(2,506)	(912)	(3,418)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(584)	(584)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	983	—	—	—	—	983	—	983	—	—	—	—	(537)	4,391	4,391
Exercise of common stock options	—	—	174	(78)	349	—	—	523	—	523	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	1,817	—	—	—	—	1,817	—	1,817	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,489	(114)	509	—	—	1,998	—	1,998	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,245	—	—	—	—	72,298	—	72,298	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—
Adjustments to Redeemable Convertible Preferred Stock fair value measurement	—	—	—	—	—	—	(11,054)	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	11,054
Adjustments to Redeemable Common Stock fair value measurement	—	—	(40,344)	—	—	—	(25,577)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	(615,040)

Balance at September 30, 2014	153,560	12,393	675,183	100,625	(447,674)	(8,483)	—	231,419	21,886	253,305	—	—	26,129	326,623	17,190	(217,346)	109,277

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

2014 Initial Public Offering (“IPO”)

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one split of our common and our preferred stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

On July 30, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 30, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses of approximately $6.8 million, we used the net proceeds of $72.3 million to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

On August 22, 2014, an additional 600 shares of common stock were sold by certain selling stockholders of the Company as a result of the partial exercise by the underwriters of the over-allotment option granted by the selling stockholders to the underwriters in connection with the IPO. The shares were sold at the public offering price of $16.00 per share. The Company did not receive any proceeds from the sale of such additional shares.

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2014 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2014 and the results of operations for the second quarter and six months ended September 30, 2013 and 2014 and cash flows for the six months ended September 30, 2013 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto filed in our Registration Statement filing on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014.

Principles of Consolidation

Our condensed consolidated financial statements include the Company, our wholly-owned subsidiaries, our majority-owned subsidiaries and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest. Such investments are recorded in Other assets in our Condensed Consolidated Balance Sheets and the related equity earnings from these investments is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income. All intercompany balances and transactions have been eliminated in consolidation.

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

In August 2014, the Financial Accounting Standards Board issued an accounting standards update which provides guidance for management’s assessment of an entity’s ability to continue as a going concern. The new guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with earlier adoption permitted. We will adopt this standard effective April 1, 2017. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

3.	PROPERTY, PLANT AND EQUIPMENT – NET

Property, plant and equipment—net as of March 31, 2014 and September 30, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014	September 30, 2014
Land, buildings and improvements	$151,088	$154,709
Machinery and equipment	532,468	542,029

Total cost	683,556	696,738
Less accumulated depreciation	(391,474)	(408,568)

Property, plant and equipment – net	$292,082	$288,170

The following table sets forth depreciation expense for the three and six months ended September 30, 2013 and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Depreciation expense	$9,196	9,239	$18,606	18,399

4.	INVENTORIES

Inventories as of March 31, 2014 and September 30, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014	September 30, 2014
Raw materials	$52,267	$58,673
Finished goods	208,033	$188,695

Total inventory	$260,300	$247,368

We had no work-in-process inventories as of March 31, 2014 and September 30, 2014.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2014	$85,702	$595	$86,297
Currency translation	—	(17)	(17)

Balance at September 30, 2014	$85,702	$578	$86,280

Intangible Assets

Intangible assets as of March 31, 2014 and September 30, 2014 consisted of the following:

	March 31, 2014			September 30, 2014
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	40,579	(22,588)	17,991	40,579	(24,497)	16,082
Customer lists	39,252	(22,079)	17,173	39,252	(24,530)	14,722
Patents	6,175	(2,921)	3,254	6,338	(3,235)	3,103
Contract agreements	11,493	(4,280)	7,213	11,493	(5,256)	6,237
Trademarks	12,857	(4,294)	8,563	12,857	(4,723)	8,134

Total definite-lived intangible assets	110,356	(56,162)	54,194	110,519	(62,241)	48,278
Indefinite-lived intangible assets
Trademarks	11,990	—	11,990	11,988	—	11,988

Total intangible assets	122,346	(56,162)	66,184	122,507	(62,241)	60,266

The following table sets forth amortization expense for the three and six months ended September 30, 2013 and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Amortization expense	$4,691	$4,544	$9,382	$9,087

6.	FAIR VALUE MEASUREMENT

The fair value measurements and disclosure principles of ASC 820 - Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access as of the measurement date.

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of March 31, 2014 and September 30, 2014 were as follows:

	March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets – diesel fuel contracts	$27	$—	$27	$—

Total assets at fair value on a recurring basis	$27	$—	$27	$—

Liabilities & Mezzanine Equity:
Derivative liability – interest rate swaps	$1,001	$—	$1,001	$—
Contingent consideration for acquisitions	2,276	—	—	2,276
Redeemable Common Stock	549,119	—	—	549,119
Redeemable Convertible Preferred Stock	291,720	—	—	291,720
Deferred compensation – unearned ESOP shares	(197,888)	—	—	(197,888)

Total liabilities & mezzanine equity at fair value on a recurring basis	$646,228	$—	$1,001	$645,227

	September 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – interest rate swaps	$639	$—	$639	$—
Derivative liability – diesel fuel contracts	8	—	8	—
Derivative liability – propylene swaps	491	—	491	—
Contingent consideration for acquisitions	2,276	—	—	2,276

Total liabilities at fair value on a recurring basis	$3,414	$—	$1,138	$2,276

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2013 and 2014 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Balance at beginning of period	$624,889	$777,499	$610,881	$645,227
Allocation of ESOP shares to participants	3,122	804	6,049	4,391
Change in fair value related to items recorded in mezzanine equity	23,539	(51,710)	35,292	76,975
Reclassification of common stock to Redeemable Common Stock	—	—	385	—
Redemption of Redeemable Convertible Preferred Stock	(2,089)	—	(3,146)	—
Termination of redemption feature on redeemable common stock upon IPO	—	(615,040)	—	(615,040)
(1) Change in redemption feature of Redeemable Convertible Preferred Stock	—	(326,623)	—	(326,623)
(2) Change in redemption feature of Deferred Compensation – unearned ESOP Shares	—	217,346	—	217,346

Balance at end of period	$649,461	$2,276	$649,461	$2,276

For the six months ended September 30, 2014 our Redeemable Common Stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable Convertible Preferred Stock and Deferred Compensation – unearned ESOP were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1 for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the fiscal year ended March 31, 2014 and the six months ended September 30, 2014.

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

Valuation of our Redeemable Common Stock

The Company has certain shares of common stock outstanding allowing the holder to put its shares to us for cash. This Redeemable Common Stock was historically recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value were recorded in Retained earnings. Historically, the fair value of a share of common stock was determined by management by applying industry-appropriate multiples to EBITDA and performing a discounted cash flow analysis. Under the industry-appropriate multiples approach, to arrive at concluded multiples, we considered differences between the risk and return characteristics of ADS and the guideline companies. Under the discounted cash flow analysis, the cash flows expected to be generated by the Company are discounted to their present value equivalent using a rate of return that reflects the relative risk of an investment in ADS, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common stock in proportion to their estimated percentages in an expected capital structure. The WACC used was 11% as of March 31, 2014. An increase in the WACC would decrease the fair value of the Redeemable Common Stock. The categorization of the framework used to price this temporary equity is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

The redemption feature of our Redeemable Common Stock allowing the holder to put its shares to us for cash, as discussed in the previous paragraph, was terminated upon effectiveness of the IPO on July 25, 2014. As a result, the Redeemable Common Stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to permanent equity. See Note 1 for more information on the IPO.

Valuation of our Redeemable Convertible Preferred Stock

The Trustee of the Company’s ESOP has the ability to put the shares of our Redeemable Convertible Preferred Stock to the Company. Our Redeemable Convertible Preferred Stock is recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value are recorded in Retained earnings. Accordingly, we estimated the fair value of the Redeemable Convertible Preferred Stock through estimating the fair value of the Company’s common stock and applying certain adjustments including for the fair value of the total dividends to be received and assuming conversion of the Redeemable Convertible Preferred Stock to common stock at the stated conversion ratio per our Certificate of Incorporation. The categorization of the framework used to price this temporary equity is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Upon the effective date of the IPO, the redemption feature of our Redeemable Convertible Preferred Stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable Convertible Preferred Stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable Convertible Preferred Stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of September 30, 2014, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable Convertible Preferred Stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable Convertible Preferred Stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1 for more information on the 2014 Initial Public Offering and Note 13 for further information on the Redeemable Convertible Preferred Stock.

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

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2014 and September 30, 2014. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	March 31, 2014	September 30, 2014
Assets
Current assets	$35,272	$36,435
Property, plant and equipment, net	21,633	20,542
Other noncurrent assets	2,698	2,333

Total assets	$59,603	$59,310

	March 31, 2014	September 30, 2014
Liabilities
Current liabilities	$9,090	$8,514
Noncurrent liabilities	1,240	3,267

Total liabilities	$10,330	$11,781

8.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We participate in three unconsolidated joint ventures, Tuberias Tigre — ADS Limitada (“Tigre ADS”), which is 50%-owned by our wholly-owned subsidiary ADS Chile, BaySaver Technologies, LLC (“BaySaver”), which is 55% owned by our wholly-owned subsidiary ADS Ventures, Inc, and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS Ventures, Inc.

Tigre ADS

Our investment in this unconsolidated joint venture was formed for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. We are the guarantor of 50% of Tigre ADS’ credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential payment under this guarantee totals $7,000. We are not required to consolidate Tigre ADS under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in Tigre ADS through our equity investment and debt guarantee. The results of Tigre ADS are accounted for in the condensed consolidated financial statements using the equity method of accounting. Our share of the loss of this joint venture is reported in the Condensed Consolidated Statements of Income under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of the fiscal year ended March 31, 2014 and September 30, 2014 for the Tigre ADS joint venture is as follows:

	March 31, 2014		September 30, 2014
(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure	As reported on Balance Sheet	Maximum Exposure
Investment in Tigre ADS	$22,029	$22,029	$21,490	$21,490
Receivable from Tigre ADS	8,899	8,899	5,234	5,234
ADS’ Guarantee of Tigre ADS Debt	—	7,000	—	7,000

BaySaver

On July 15, 2013, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, BaySaver Technologies, Inc. (“BTI”) and Mid Atlantic Storm Water Research Center, Inc. entered into an LLC agreement to form a new joint venture, BaySaver. The joint venture was established to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company contributed $3,500 in cash, $1,285 in inventory, and other intangible assets with no carrying value, in exchange for a 55% equity interest and a 50% voting interest in BaySaver. We are not required to consolidate BaySaver under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in BaySaver through our equity investment. The Company accounts for its investment in BaySaver under the equity method of accounting. In connection with this investment, the Company acquired a call option to purchase the remaining 45% interest in BaySaver. Also, in connection with the investment, the Company granted a put option enabling the other equity holders to sell their remaining shares in BaySaver to the Company upon the passage of time or the occurrence of certain events. Our share of the income of this joint venture is reported in the Condensed Consolidated Statements of Income under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of fiscal year ended March 31, 2104 and September 30, 2014 for the BaySaver joint venture is as follows:

	March 31, 2014		September 30, 2014
(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure	As reported on Balance Sheet	Maximum Exposure
Investment in Baysaver	$5,202	$5,202	$5,217	$5,217
Receivable from Baysaver	6	6	216	216

Our share of the income of this joint venture is decreased by amortization expense relating to the basis difference between our cost basis in the investment and the basis reflected at the joint venture level. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which is 10 years. The unrecorded basis difference as of September 30, 2014 is $1,739.

Tigre-ADS USA

On April 7, 2014, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, and Tigre S.A. – Tubos e Conexoes entered into a stock purchase agreement to form a new joint venture, Tigre-ADS USA Inc. The new joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The Company acquired 49% of the outstanding shares of capital stock of Tigre USA, Inc. for $3,566. The new joint venture represents a continuation of the existing activities of Tigre USA through its Janesville, Wisconsin manufacturing facility. We are not required to consolidate Tigre-ADS USA under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in Tigre-ADS USA through our equity investment. The Company accounts for its investment in Tigre-ADS USA under the equity method of accounting. Our share of the loss of this joint venture is reported in the Condensed Consolidated Statements of Income under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of September 30, 2014 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure
Investment in Tigre-ADS USA	$3,406	$3,406
Receivable from Tigre-ADS USA	25	25

9.	DEBT

Long-term debt as of March 31, 2014 and September 30, 2014 consisted of the following:

	March 31, 2014	September 30, 2014
a. Bank term loans:
Revolving Credit Facility – ADS	$248,100	$193,800
Revolving Credit Facility – ADS Mexicana	—	2,000
Term note	97,500	95,000
b. Senior Notes payable	100,000	100,000
c. Mortgage notes payable	3,733	2,833
d. Industrial revenue bonds	4,715	3,950

Total	454,048	397,583
Current maturities	(11,153)	(11,148)

Long-term debt obligation	$442,895	$386,435

a.	Revolving Credit Facility:

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

The Revolving Credit Facility agreement increased the upper limit of the Revolving Credit Facility to $325,000 for ADS and $12,000 for ADS Mexicana. The Company also entered into a five-year $100,000 term note. Both the Revolving Credit Facility and the term note share the same interest rate structure.

The Revolving Credit Facility interest rate is variable and depends upon the Company’s “pricing ratio” as defined in the agreement. The interest rate is derived from the London InterBank Offered Rate (LIBOR) or alternate base rate (Prime Rate) based upon the Company’s option. The average rate at September 30, 2014 was 2.603%. Any letters of credit outstanding reduce the availability on the revolver. The Company had outstanding letters of credit at September 30, 2014 in the amount of $8,005. The amount available for borrowing for ADS was $123,195, plus $10,000 available under a separate revolving credit facility with our subsidiary, ADS Mexicana, at September 30, 2014.

Per terms of the Revolving Credit Facility, ADS is not required to hedge its interest exposure using interest rate swaps; however, it is currently the objective of ADS to manage its exposure to variable rate debt. On October 7, 2010, ADS executed two Spot Interest Rate Swaps on the 90-Day LIBOR interest rate. One hedge is related to the $100,000 Term Debt which was part of the previous credit agreement. This fixed rate swap exchanges a fixed rate of 1.105% for a period of four years and expired on September 1, 2014. The second hedge on the Revolving Credit Facility executed on October 7, 2010 was for $50,000 for a period of three years at a fixed rate of 0.890% and expired on September 1, 2013.

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

The carrying and fair values of the Company’s Senior Notes were $100,000 and $103,583, respectively, as of September 30, 2014. The fair value of the Senior Notes was determined based on the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period.

c.	Mortgage notes payable:

One mortgage note payable with a fixed rate of 5.1% (Hilliard, Ohio) requires monthly installments through fiscal year 2015. In September 2014, a second mortgage with a variable interest rate was paid off (New Miami, Ohio). Land and buildings with a net book value of approximately $4,971 at September 30, 2014 collateralize the mortgage note.

d.	Industrial revenue bonds:

ADS issued industrial revenue bonds for the construction of four production facilities. The original bond values of $27,300 require periodic principal and interest payments through fiscal year 2019. During fiscal year 2011, two of the four bonds were retired, and during July of fiscal year 2015, one more of the bonds was retired. This leaves a remaining principal of $3,950 at September 30, 2014. The interest rate on the remaining bond is variable and computed on a weekly basis. This bond is not considered auction rate securities. The rate on this bond at September 30, 2014, was 3.84%, including a letter of credit fee of 3.75%. Land and buildings with a net book value of approximately $10,116 at September 30, 2014 collateralize the remaining bond.

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

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Income in Cost of goods sold. Gains and (losses) related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Income as Other miscellaneous expense (income), net. The Company recognized (losses) on mark-to-market adjustments for changes in fair value on derivative contracts of $(319) and $(67) for the three months ended September 30, 2013 and 2014, respectively, and $(238) and $(163) for the six months ended September 30, 2013 and 2014, respectively.

A summary of the fair values for the various derivatives at March 31, 2014 and September 30, 2014 is presented below:

	March 31, 2014		September 30, 2014
(Amounts in thousands)	Asset	(Liability)	Asset	(Liability)
Interest rate swaps	$—	$(1,001)	$—	$(639)
Diesel fuel option collars	—	—	—	(8)
Propylene swaps	27		—	(491)

11.	COMMITMENTS AND CONTINGENCIES

Leases

We lease real estate, transportation, and office equipment under various noncancelable operating lease agreements that expire at various dates through fiscal year 2037.

Total rent expense was $6,049 and $4,554 for the three months ended September 30, 2013 and 2014, respectively, and $11,607 and $10,342 for the six months ended September 30, 2013 and 2014, respectively.

Purchase Commitments

At September 30, 2014, commitments for the purchase of major property, plant, and equipment totaled approximately $11,379.

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase 30,000 pounds of resin over the period October 2014 through December 2014 at a committed purchase cost of $20,153.

Litigation

We have been named as a defendant in various litigation matters. Management intends to defend these outstanding claims. We believe we have adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on our condensed consolidated results of operations or condensed consolidated financial condition. Management estimates the maximum loss contingency is $420 and $364 at March 31, 2014 and September 30, 2014, respectively.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in balances of each component of Accumulated other comprehensive loss (“AOCI”) for the periods ending September 30:

(Amounts in thousands)	Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$(860)	$4	$(856)

Other comprehensive loss before reclassifications	(2,704)	5	(2,699)
Amounts reclassified from AOCI	—	—	—
Income tax expense (benefit)	918	(2)	916

Balance at September 30, 2013	$(2,646)	$7	$(2,639)

Balance at April 1, 2014	(5,985)	8	(5,977)

Other comprehensive loss before reclassifications	(3,356)	—	(3,356)
Amounts reclassified from AOCI	—	—	—
Income tax expense	850	—	850

Balance at September 30, 2014	$(8,491)	$8	$(8,483)

13.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Trustee of the Company’s ESOP has the ability to put the shares of our Redeemable Convertible Preferred Stock to the Company. The redeemable convertible preferred stock has a required cumulative 2.5% dividend and is convertible to common stock at a rate of one share for every 0.7692 share of common stock. We guarantee the value of the redeemable convertible preferred stock at $0.78 per share. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security. Therefore, the holders of convertible preferred stock have a put right to require us to repurchase such shares in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board.

Given that the event may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB), is not solely within our control, this results in the classification of our convertible preferred stock recorded in the mezzanine section of our Condensed Consolidated Balance Sheets as of September 30, 2014.

In accordance with ASC 480-10-S99, as of September 30, 2014, we did not adjust the carrying value of the convertible preferred stock to its redemption value or recognize any changes in fair value as we did not consider it probable that the convertible preferred stock would become redeemable.

14.	STOCK COMPENSATION

Deferred Compensation — Unearned ESOP Shares

The fair value of Redeemable Convertible Preferred Stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Condensed Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate average annual fair value. Deferred compensation – unearned ESOP shares are relieved at the fair value, with any difference between the average fair value and the fair value shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $11.26 and $12.50 per share of Redeemable Convertible Preferred Stock at September 30, 2013 and 2014, respectively, resulting in an average fair value per share of $10.92 and $12.34 for the six months ended September 30, 2013 and 2014, respectively. We recognized compensation expense of $2,506 and $2,687 for the three months ended September 30, 2013 and 2014, respectively, and $5,026 and $5,374 for the six months ended September 30, 2013 and 2014, respectively, related to allocation of ESOP shares to participants for compensation.

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

In August 2013, a new stock option plan (“2013 Plan”) was approved by the Board of Directors and, as amended, provides for the issuance of up to 500 nonstatutory common stock options to management subject to the Board’s discretion. The plan generally provides for grants with the exercise price equal to fair value on the date of grant. The grants vest in five equal annual amounts beginning in year one and expire after 10 years from issuance. Options issued to the Chief Executive Officer vest equally over four years and expire after 10 years from issuance.

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, which is determined with the assistance of an independent appraisal performed by a reputable valuation firm. We recognized total stock-based compensation expense under both plans of $171 and $1,042 for the three months ended September 30, 2013 and 2014, respectively, and $246 and $2,418 for the six months ended September 30, 2013 and 2014, respectively, which was included with General and administrative expenses in our Condensed Consolidated Statements of Income. As of September 30, 2013 and 2014, there was a total of $9,319 and $5,307, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. We had approximately 1,097 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of September 30, 2014.

We estimate the fair value of stock options granted after April 1, 2006, using a Black-Scholes option-pricing model, with assumptions as follows:

	September 30,
	2013	2014
Expected stock price volatility	44%	40%
Risk-free interest rate	2.3	2.1
Weighted-average expected option life (years)	8	8
Dividend yield	.84	.86

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1,412 shares.

2000 Plan

The stock option transactions as of the six months ended September 30 are summarized as follows:

	2013			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,323	8.10	4.0	913	9.48	4.1
Issued	15	13.64		78	15.74
Exercised	94	7.77		78	7.36
Forfeited	17	10.77		—	—

Outstanding at end of period	1,227	8.19	3.7	913	10.20	4.3

Exercisable and vested at end of period	836	6.80	2.1	835	9.67	3.8

Unvested at end of period	391	11.16	7.1	78	15.74	9.9

Vested and expected to vest at end of period	1,167	8.03	3.5	901	10.12	7.7

As a result of the 2014 Initial Public Offering (See Note 1), all unvested stock options from prior issuances immediately vest. A new grant of 78 shares was issued in August 2014 at a fair market value of $15.74 per share. Vesting on this issuance will be recognized as expense as the awards vest over the remaining service period.

The following table summarizes information about the nonvested stock option grants as of the six months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	428	$5.82
Granted	78	6.76
Vested	428	5.82
Forfeited	—	—

Unvested at end of period	78	$6.76

2013 Plan

The stock option transactions as of the six months ended September 30, 2014 for the 2013 Stock Option Plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,911	$13.64	9.42
Issued—equity classified	—	—	—
Issued—liability classified	—	—	—
Exercised	—	—	—
Forfeited—equity classified	—	—	—

Outstanding at end of period	1,911	13.64	8.92

Exercisable and vested at end of period	408	13.64	8.92

Unvested at end of period	1,503	13.64	8.92

Vested and expected to vest at end of period	1,881	13.64	8.92

Fair value of options granted during the period	—

The following table summarizes information about the nonvested stock option grants as of September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,911	$6.22
Granted	—	—
Vested	408	13.64
Forfeited	—	—

Unvested at end of period	1,503	$3.64

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan for which restricted stock awards may be granted to certain key employees. The restricted stock will vest ratably over a five-year period from the original restricted stock grant date with the risk of forfeiture being stipulated only by the employees’ continuous employment by ADS. A portion of the grants vested immediately. Under the restricted stock plan, the vested shares granted are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on nonforfeited shares. The Company recognized compensation expense of $593 and $639 for the three months ended September 30, 2013 and 2014, respectively, and $1,178 and $1,548 for the six months ended September 30, 2013 and 2014, respectively, relating to the issuance of these shares; of this amount, $385 and $0 relates to the restricted shares that vested immediately during the six months ended September 30, 2013 and 2014, respectively. We had approximately 333 shares available for granting under this plan as of September 30, 2014.

The following table summarizes information about the unvested restricted stock grants as of September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	311	$12.40
Granted	—	—
Vested	118	12.06
Forfeited	3	10.66

Unvested at end of period	190	$12.60

We expect most, if not all, restricted stock grants to vest.

As of September 30, 2014, there was approximately $2,306 of unrecognized compensation expense related to the restricted stock that will be recognized over the remaining service period.

Non-Employee Director Compensation Plan

On June 18, 2014, the Company amended its then-existing Stockholder’s Agreement to authorize shares of stock to be granted to non-employee members of its Board of Directors. The number of shares authorized amounted to 282. The shares typically vest one year from the date of issuance. Under this stock plan, the vested shares granted are considered issued and outstanding. Non-Employee directors with this stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights. On September 6, 2014, a total of 48 shares were granted to seven directors at a fair market value of $18.88 per share. These shares will vest on February 27, 2015. The Company recognized compensation expense of $0 and $450 for the three months ended September 30, 2013 and 2014, respectively, and $0 and $450 for the six months ended September 30, 2013 and 2014, respectively, relating to the issuance of these shares. We had approximately 234 shares available for granting under this plan as of September 30, 2014.

The following table summarizes information about the unvested Non-Employee Director Compensation stock grants as of September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	48	18.88
Vested	—	—
Forfeited	—	—

Unvested at end of period	48	$—

We expect all the stock grants to vest.

As of September 30, 2014, there was approximately $450 of unrecognized compensation expense related to the restricted stock that will be recognized over the remaining service period.

15.	INCOME TAXES

For the six months ended September 30, 2013 and 2014, the Company utilized an effective tax rate of 40.1% and 38.4%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes, partially offset by foreign income taxed at lower rates. In accordance with ASC 740-270, “Income Taxes – Interim Reporting,” the Company’s expected annual effective tax rate for fiscal year 2015 based on all known variables is 38.4%.

16.	NET INCOME PER SHARE

Basic net income per share is calculated by dividing the Net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the Net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period.

Holders of unvested restricted stock have nonforfeitable rights to dividends when declared on common stock, and holders of Redeemable Convertible Preferred Stock participate in dividends on an as-converted basis when declared on common stock. As a result, unvested restricted stock and Redeemable Convertible Preferred Stock meet the definition of participating securities, which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders.

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common shareholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income per share assumes the Redeemable Convertible Preferred Stock would be cash settled through the effective date of the IPO on July 25, 2014, as we have the choice of settling in cash or shares and we have demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, Management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through September 30, 2014, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s Redeemable Common Stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following table presents information necessary to calculate net income per share for the three and six months ended September 30, 2013 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2014	2013	2014
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$17,322	$22,390	$33,618	$36,631
Adjustment for:
Change in fair value of Redeemable Convertible Preferred Stock	(3,186)	7,319	(4,764)	(11,054)
Dividends to Redeemable Convertible Preferred Stockholders	(214)	(37)	(430)	(75)
Dividends paid to unvested restricted stockholders	(8)	—	(16)	—

Net income available to common stockholders and participating securities	13,914	29,672	28,408	25,502
Undistributed income allocated to participating securities	(1,536)	(3,404)	(3,124)	(3,040)

Net income available to common stockholders – Basic	12,378	26,268	25,284	22,462
Weighted average number of common shares outstanding – Basic	47,250	51,518	47,220	49,538

Net income per common share – Basic	$0.26	$0.51	$0.54	$0.45

NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Basic	$12,378	$26,268	$25,284	$22,462
Undistributed income allocated to participating securities	—	2,401	—	1,073

Net income available to common stockholders – Diluted	12,378	28,669	25,284	23,535
Weighted average number of common shares outstanding – Basic	47,250	51,518	47,220	49,538
Assumed conversion of preferred stock	—	4,714	—	2,382
Assumed exercise of stock options	329	231	414	278

Weighted average number of common shares outstanding – Diluted	47,579	56,463	47,634	52,198

Net income per common share – Diluted	$0.26	$0.51	$0.53	$0.45

Potentially dilutive securities excluded as anti-dilutive	38	22	63	57

17.	BUSINESS SEGMENTS INFORMATION

We operate our business in two distinct operating and reportable segments based on the markets we serve: “Domestic” and “International”. The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on net sales and Segment EBITDA and Segment Adjusted EBITDA (a non-GAAP measure). We calculate Segment EBITDA as net income or loss before interest, income taxes, depreciation and amortization. We calculate Segment Adjusted EBITDA as Segment EBITDA before non-cash stock-based compensation expense, non-cash charges and certain other expenses.

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

International – Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures, with best-in-class local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. We have been serving the Canadian market through Hancor of Canada since 2003. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our joint venture through Tigre ADS is our primary channel to serve the South American markets. Our product line includes Singlewall pipe, N-12 HDPE pipe, and N-12 High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three and six months ended September 30, 2013 and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Domestic
Pipe	224,064	241,872	413,206	459,179
Allied Products	72,008	77,770	138,455	151,945

Total Domestic	$296,072	$319,642	$551,661	$611,124

International
Pipe	30,062	36,422	59,649	66,359
Allied Products	7,106	8,660	15,032	15,538

Total International	$37,168	$45,082	74,681	81,897

Total net sales	$333,240	$364,724	$626,342	$693,021

The following sets forth certain additional financial information attributable to our reportable segments for the three and six months ended September 30, 2013, and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Net sales
Domestic	296,072	319,642	551,661	611,124
International	37,168	45,082	74,681	81,897

Total	$333,240	$364,724	$626,342	$693,021

Gross profit
Domestic	65,278	74,572	122,830	139,362
International	7,941	7,870	16,392	15,113

Total	$73,219	$82,442	$139,222	$154,475

Segment Adjusted EBITDA
Domestic	46,802	56,124	91,880	101,893
International	4,765	4,334	9,229	7,770

Total	$51,567	$60,458	$101,109	$109,663

Interest expense, net
Domestic	3,844	4,325	7,933	8,938
International	22	13	34	15

Total	$3,866	$4,338	$7,967	$8,953

Capital expenditures
Domestic	7,065	7,898	18,003	14,835
International	1,493	295	3,697	808

Total	$8,558	$8,193	$21,700	$15,643

Depreciation and amortization
Domestic	12,701	12,486	25,569	24,952
International	1,186	1,297	2,419	2,534

Total	$13,887	$13,783	$27,988	$27,486

Equity in net income (loss) of unconsolidated affiliates
Domestic	114	251	114	404
International	(211)	(253)	(459)	(1,027)

Total	$(97)	$(2)	$(345)	$(623)

The following sets forth certain additional financial information attributable to our reporting segments as of March 31, 2014 and September 30, 2014, respectively

	March 31, 2014	September 30, 2014
Investment in unconsolidated affiliates
Domestic	$5,202	$8,623
International	20,029	21,490

Total	$25,231	$30,113

Total identifiable assets
Domestic	$835,736	$908,041
International	115,167	125,641
Eliminations	(13,308)	(15,458)

Total	$937,595	$1,018,224

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income

	Three Months Ended September 30,
	2013		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income:
Net income attributable to ADS	$15,218	$2,104	$20,612	$1,778
Depreciation and amortization (a)	12,702	1,519	12,724	1,705
Interest expense, net	3,844	22	4,325	13
Income tax expense	11,449	793	13,525	537

Segment EBITDA	43,213	4,438	51,186	4,033
Derivative fair value adjustments	319	—	67	—
Foreign currency transaction losses	—	(181)	—	(205)
Unconsolidated affiliates interest and tax	—	98	53	183
Management fee to minority interest holder JV	—	410	—	323
Share-based compensation	764	—	2,131	—
ESOP deferred compensation	2,506	—	2,687	—
Transaction costs (b)	—	—	—	—

Segment Adjusted EBITDA	$46,802	$4,765	$56,124	$4,334

(a)	Includes our proportionate share of depreciation and amortization expense of $334 and $646 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended September 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income

	Six Months Ended September 30,
	2013		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income:
Net income attributable to ADS	$29,675	$3,943	$34,054	$2,577
Depreciation and amortization (a)	25,571	3,094	25,398	3,360
Interest expense, net	7,933	34	8,938	15
Income tax expense	21,895	1,413	22,741	1,016

Segment EBITDA	85,074	8,484	91,131	6,968
Derivative fair value adjustments	238	—	163	—
Foreign currency transaction losses	—	(87)	—	(75)
Unconsolidated affiliates interest and tax	—	228	94	319
Management fee to minority interest holder JV	—	604	—	558
Share-based compensation	1,424	—	4,416	—
ESOP deferred compensation	5,026	—	5,374	—
Transaction costs (b)	118	—	715	—

Segment Adjusted EBITDA	$91,880	$9,229	$101,893	$7,770

(a)	Includes our proportionate share of depreciation and amortization expense of $677 and $1,272 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the six months ended September 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

18.	SUBSEQUENT EVENTS

We evaluated subsequent events through November 10, 2014, the date these condensed consolidated financial statements were available to be issued.

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

Recent Developments

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one split of our common and our preferred stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

On July 30, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 30, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses of approximately $6.8 million, we used the net proceeds of $72.3 million to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

Results of Operations

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the three months ended September 30, 2014 and 2013. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	Three Months Ended September 30, 2013	% of Net Sales	Three Months Ended September 30, 2014	% of Net Sales	% Variance
Net Sales	$333,240	100.0%	$364,724	100.0%	9.4%
Cost of goods sold	260,021	78.0	282,282	77.4	8.6

Gross Profit	73,219	22.0	82,442	22.6	12.6
Selling expenses	18,166	5.4	19,762	5.4	8.8
General and administrative expenses	17,917	5.4	18,879	5.2	5.4
Intangible amortization	2,861	0.9	2,638	0.7	(7.8)

Income from operations	34,275	10.3	41,163	11.3	20.1
Interest expense	3,866	1.2	4,338	1.2	12.2
Other miscellaneous expense (income), net	287	0.1	(7)	0.0	(102.4)

Income before income taxes	30,122	9.0	36,832	10.1	22.3
Income tax expense	12,242	3.7	14,062	3.9	14.9
Equity in net loss of unconsolidated affiliates	97	0.0	2	0.0	(97.9)

Net income	17,783	5.3	22,768	6.2	28.0
Less net income attributable to the non-controlling interests	461	0.1	378	0.1	(18.0)

Net income attributable to ADS	$17,322	5.2%	$22,390	6.1%	29.3

Other financial data:
Adjusted EBITDA (a)	51,567	15.5%	60,458	16.6%	17.2%
System-Wide Net Sales (a)	352,399	105.7%	388,620	106.6%	10.3%
Adjusted Earnings per Fully Converted Share (a)	$0.29	—	$0.35	—	20.7%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Three Months Ended September 30,
(Amounts in thousands)	2013	2014
Domestic
Pipe	$224,064	$241,872
Allied Products	72,008	77,770

Total Domestic	296,072	319,642

International
Pipe	30,062	36,422
Allied Products	7,106	8,660

Total International	37,168	45,082

Total Consolidated Net Sales	$333,240	$364,724

Net sales for the second quarter ended September 30, 2014 totaled $364.7 million, increasing $31.5 million, or 9.4%, over the comparable prior year period.

Domestic net sales increased $23.6 million, or 8.0%, for the second quarter ended September 30, 2014, as compared to prior year period. The increase in domestic sales was due to continued strong sales growth in the non-residential (up 17.0%), infrastructure (up 19.4%), and residential markets (up 3.0%); offsetting an 11.7% decline in Agricultural sales due to less summer drainage work. The sales growth was broken down between our pipe and allied products, which increased $17.8 million and $5.8 million, respectively, for the three months ended September 30, 2014. Domestic pipe sales increased $17.8 million, or 7.9%, due to continued growth in our N-12 and N-12 HP product lines offsetting lower Agricultural singlewall sales. Pipe selling prices increased 4.5% as compared to the prior year. Allied product sales increased $5.8 million, or 8.0%, led by our Stormtech, Nyloplast, Inserta Tee and FleXstorm product lines. Excluding $2.2 million of Allied Product lines sold in fiscal 2014 (a Precast structures business), Allied product sales increased $8.0 million, or 11.4%, for the three months ended September 30, 2014 as compared to prior year sales of continuing products.

International net sales for the second quarter ended September 30, 2014 increased $7.9 million, or 21.3%, over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico, which increased $5.1 million and $1.4 million, respectively, for the three months ended September 30, 2014. Favorable weather conditions in Canada for the second quarter resulted in strong sales in the agricultural markets as well as continued acceptance and sales growth of allied products across all end markets. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in increased second quarter net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales for the second quarter ended September 30, 2014 were $388.6 million, an increase of $36.2 million, or 10.3%, over System-Wide Net Sales of $352.4 million for the second quarter of fiscal 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to a declining economic environment and reduced public spending. Net sales growth from our domestic joint ventures (Tigre-ADS USA and Baysaver) provided a combined increase of $4.8 million in net sales for the unconsolidated joint ventures for the three months ended September 30 2014, as compared to the prior year period. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our Baysaver Joint Venture was formed in the second quarter of fiscal year 2014.

Gross profit

Gross profit for the second quarter ended September 30, 2014 increased $9.2 million, or 12.6%, over the comparable period for fiscal year 2014.

Domestic gross profit increased $9.3 million, or 14.2%, to $74.6 million for the three months ended September 30, 2014 as compared to $65.3 million during the prior year. The increase was primarily due to sales growth in our N-12 and N-12 HP pipe product lines and allied product lines, which increased gross margin by $3.7 million and $5.6 million, respectively, for the three months ended September 30, 2014 as compared to the prior year. Raw material prices increased 4.5% due to higher virgin and non-virgin resin prices for the second quarter of fiscal 2015 as compared to the prior period. Freight costs totaled 8.7% of net sales for the three months ended September 30, 2014, compared to 9.2% for the prior year period. Strong sales growth in higher margin Allied Products provided an improved profitability mix for the quarter compared to the prior year.

International gross profit decreased $0.1 million, or 0.9%, for the second quarter of fiscal year 2015 over the comparable fiscal year 2014 period despite the strong sales growth in the quarter. International pipe gross profit decreased $0.5 million, or 8.1%, primarily due to the impact of continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices in the second quarter. Raw material prices moved sharply higher (which are primarily purchased in U.S. dollars) and higher freight costs compared to the prior year period also contributed to the declining pipe gross profit for the three months ended September 30, 2014. International allied products gross profit increased $0.4 million, or 20.8%, primarily due to continued acceptance and increased sales growth in the Canadian construction markets.

Gross margin as a percentage of net sales totaled 22.6% for the second quarter ended September 30, 2014 as compared to 22.0% for the comparable second quarter fiscal 2014.

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

Selling expenses for the three months ended September 30, 2014 increased $1.6 million, or 8.8%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses remained flat at 5.4% for the second quarter of fiscal 2015 as compared to the prior year.

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

General and administrative expenses for the three months ended September 30, 2014 increased $1.0 million, or 5.4%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock based compensation of $1.4 million, slightly offset by lower corporate overhead expenses of $0.4 million.

The $1.4 million increase in non-cash stock based compensation was due to $0.4 million of accelerated non-cash compensation related to immediate vesting restricted stock shares as the result of the initial public offering, $0.5 million of non-cash compensation expense related to the non-employee director compensation stock plan created in the second quarter of fiscal 2015, and additional non-cash compensation expense related to the August 2013 stock option plan compared to the prior year period.

Intangibles amortization

Intangibles amortization for the three months ended September 30, 2014 decreased $0.2 million, or 7.8%, over the comparable fiscal year 2014 period. The $0.2 million decrease was due to lower amortization of intangibles from prior period acquisitions.

Interest expense

Interest expense for the three months ended September 30, 2014 increased $0.5 million, or 12.2%, over the comparable fiscal year 2014 period. The increase in the current year second quarter was due to a higher average interest rate on our outstanding indebtedness and a higher average long term debt balance.

Income tax expense

For the three months ended September 30, 2013 and 2014, the Company recorded income tax provisions of $12.2 million and $14.1 million, respectively, which represents an effective tax rate of 40.6% and 38.2%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the second quarter of the fiscal year 2015 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of Schedule M items in our tax calculations.

Net income attributed to ADS and Net income per share

Second quarter net income attributable to ADS for fiscal year 2015 of approximately $22.4 million increased 29.3% from the preceding fiscal year’s net income attributable to ADS for the quarter of $17.3 million, as influenced by the factors noted above. Net income per share for the second quarter fiscal year 2015 totaled $0.51 per basic and diluted share, as compared to $0.26 per basic and diluted share recorded in the comparable prior year period. The income per share for the three months ended September 30, 2014 is primarily related to higher revenues as well as a favorable adjustment related to the fair value depreciation on convertible preferred stock classified in mezzanine equity which increased income available to common shareholders by $7.3 million, or $0.14 per share for common shareholders.

Adjusted EBITDA

	Three Months Ended September 30,
(Amounts in thousands)	2013	2014	% Change
Domestic	$46,802	$56,124	19.9%
International	4,765	4,334	(9.0)%

Total adjusted EBITDA	$51,567	60,458	17.2%

As a percentage of net sales	15.5%	16.6%

Adjusted EBITDA for the second quarter of fiscal year 2015 increased by $8.9 million or 17.2% over the comparable fiscal year 2014 period.

Domestic adjusted EBITDA totaled $56.1 million for the three months ended September 30, 2014 compared to $46.8 million for the prior year second quarter. International adjusted EBITDA totaled $4.3 million for the second quarter of fiscal 2015 compared to $4.8 million for the prior period.

Adjusted EBITDA as a percentage of net sales totaled 16.6% for the three months ended September 30, 2014 compared to 15.5% for the prior year second quarter.

Six Months Ended September 30, 2014 Compared With Six Months Ended September 30, 2013

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the six months ended September 30, 2014 and 2013. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	Six Months Ended September 30, 2013	% of Net Sales	Six Months Ended September 30, 2014	% of Net Sales	% Variance
Net Sales	$626,342	100.0%	$693,021	100.0%	10.6%
Cost of goods sold	487,120	77.8	538,546	77.7	10.6

Gross Profit	139,222	22.2	154,475	22.3	11.0
Selling expenses	35,843	5.7	39,008	5.6	8.8
General and administrative expenses	35,576	5.7	39,411	5.7	10.8
Gain on sale of business	(4,848)	(0.8)	—	—	(100.0)
Intangible amortization	5,722	0.9	5,279	0.8	(7.8)

Income from operations	66,929	10.7	70,777	10.2	5.8
Interest expense	7,967	1.3	8,953	1.3	12.4
Other miscellaneous expenses, net	816	0.1	7	0.0	(99.2)

Income before income taxes	58,146	9.3	61,817	8.9	6.3
Income tax expense	23,308	3.7	23,757	3.4	1.9
Equity in net loss of unconsolidated affiliates	345	0.1	623	0.1	80.6

Net income	34,493	5.5	37,437	5.4	8.5
Less net income attributable to the non-controlling interests	875	0.1	806	0.1	(7.9)

Net income attributable to ADS	$33,618	5.4%	36,631	5.3%	9.0

Other financial data:
Adjusted EBITDA (a)	101,109	16.1%	109,663	15.8%	8.5%
System-Wide Net Sales (a)	661,643	105.6%	736,707	106.3%	11.3%
Adjusted Earnings per Fully Converted Share (a)	$0.57	—	$0.60	—	5.3%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Six Months Ended September 30,
(Amounts in thousands)	2013	2014
Domestic
Pipe	$413,206	$459,179
Allied Products	138,455	151,945

Total Domestic	551,661	611,124

International
Pipe	59,649	66,359
Allied Products	15,032	15,538

Total International	74,681	81,897

Total Consolidated Net Sales	$626,342	$693,021

Net sales totaled $693.0 million for the six months ended September 30, 2014, increasing $66.7 million, or 10.6%, over the comparable period for fiscal year 2014.

Domestic net sales increased $59.5 million, or 10.8%, for the six months ended September 30, 2014, as compared to prior year period. The increase in domestic sales was due to continued strong sales growth in the non-residential (up 15.7%), infrastructure (up 22.5%), and residential markets (up 8.6%); offsetting a 5.7% decline in Agricultural sales due to less summer drainage work. The sales growth was broken down between our pipe and allied products, which increased $46.0 million and $13.5 million, respectively, for the six months ended September 30, 2014. Domestic pipe sales increased $46.0 million, or 11.1%, due to continued growth in our N-12 and N-12 HP product lines offsetting lower Agricultural singlewall sales. Allied product sales increased $13.5 million, or 9.7%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. Excluding $5.1 million in sales of Allied product lines sold in fiscal 2014, Allied product sales increased $18.6 million, or 13.9%, for the six months ended September 30, 2014 as compared to prior year sales of continuing products. Pipe selling prices increased 4.3% as compared to the prior year. After the six months ended September 30, 2014, domestic sales were broken down as follows: Non-Residential - 52.2%, Infrastructure – 11.6%, Residential – 19.5% and Agriculture – 16.7%.

International net sales increased $7.2 million, or 9.7%, for the six months ended September 30, 2014 over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Favorable weather conditions in Canada for the second quarter resulted in strong sales in the agricultural markets as well as fiscal year to date sales growth of allied products across all end markets. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in the increased six month net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales were $736.7 million for the first six months of fiscal year 2015, an increase of $75.1 million, or 11.3%, over System-Wide Net Sales of $661.6 million for the first six months of fiscal year 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to a declining economic environment and reduced public spending. Net sales from our domestic joint ventures (Tigre-ADS USA and Baysaver) provided a combined increase of $8.4 million in net sales for unconsolidated joint ventures for the six months ended September 30, 2014 as compared to the prior year. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our Baysaver Joint Venture was formed in the second quarter of fiscal year 2014.

Gross profit

Gross profit for the six months ended September 30, 2014 increased $15.3 million, or 11.0%, over the comparable prior year period.

Domestic gross profit increased $16.6 million, or 13.5%, to $139.4 million for the six months ended September 30, 2014 as compared to $122.8 million during the prior year. The increase was primarily due to sales growth in our N-12 and N-12 HP pipe product lines and allied product lines, which increased gross margin by $6.9 million and $9.7 million, respectively, for the six months ended September 30, 2014 as compared to the prior year. Raw material prices increased 5.0% due to higher virgin and non-virgin resin prices for the first six months of fiscal 2015 as compared to the prior period. Freight costs totaled 9.2% of net sales for the six months ended September 30, 2014, compared to 9.4% for the prior year period.

International gross profit decreased $1.3 million, or 7.8%, for the first six months of fiscal year 2015 over the comparable fiscal year 2014 period. International pipe gross profit decreased $1.4 million, or 11.5%, primarily due to the impact of continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices, especially in the second quarter. Raw material prices moved higher (which are primarily purchased in U.S. dollars) and higher freight costs compared to the prior year period also contributed to the declining pipe gross profit for the six months ended September 30, 2014. International allied products gross profit increased $0.1 million, or 3.3%, for the six months ended September 30, 2014 over the comparable prior year period.

Gross margin as a percentage of net sales totaled 22.3% for the six months ended September 30, 2014 as compared to 22.2% for the prior year.

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

Selling expenses for the six months ended September 30, 2014 increased $3.2 million, or 8.8%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses decreased to 5.6% for the first six months of fiscal 2015 as compared to 5.7% in the prior year.

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

General and administrative expenses for the six months ended September 30, 2014 increased $3.8 million, or 10.8%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock based compensation of $3.0 million, higher professional fees of $1.2 million, and reduced corporate overhead expenses of $0.4 million.

The $3.0 million increase in non-cash stock based compensation was due to a $2.1 million increase in non-cash compensation related to our stock option plans, primarily the 2013 stock option plan that was implemented late in the second quarter of fiscal 2014, $0.4 million of accelerated non-cash compensation related to immediate vesting restricted stock shares as the result of the initial public offering, and $0.5 million of non-cash compensation expense related to the non-employee director compensation stock plan created in the second quarter of fiscal 2015.

The $1.2 million increase in professional fees was due to audit services of $0.8 million in connection with the IPO and additional professional and consulting fees of $0.4 million associated with being a public company.

Gain on sale of business

Gain on sale of business for the six months ended September 30, 2014 was zero compared to $4.8 million over the comparable prior year period. The Company sold its Draintech product line during the first quarter of fiscal year 2014.

Intangibles amortization

Intangibles amortization for the six months ended September 30, 2014 decreased $0.4 million, or 7.7%, over the comparable prior year period. The $0.4 million decrease was due to less amortization of intangibles from prior period acquisitions.

Interest expense

Interest expense for the six months ended September 30, 2014 increased $1.0 million, or 12.4%, over the comparable prior year period. The increase was due to a higher average interest rate on our outstanding indebtedness and a higher average outstanding balance in addition to a 2% surcharge on our shelf notes paid during the first quarter of fiscal 2015 due to our leverage ratio of Adjusted EBITDA to Funded Debt exceeding 3 times at June 30, 2014. The surcharge increased interest expense by $0.5 million. We repaid a portion of our outstanding indebtedness with the $72.3 million of net proceeds from our initial public offering which closed on July 30, 2014, This repayment reduced our leverage ratio below 3 times at September 30, 2014 and eliminated the surcharge on the shelf notes for the second quarter of fiscal 2015.

Other miscellaneous expenses, net

Miscellaneous expense decreased $0.8 million, or 99.1% over the comparable prior year period. Favorable mark-to-market adjustments for changes in fair value on derivative contracts and a decrease in other miscellaneous general expenses contributed to the decrease at September 30, 2014 versus the prior year.

Income tax expense

For the six months ended September 30, 2013 and 2014, the Company recorded income tax provisions of $23.3 million and $23.8 million, respectively, which represents an effective tax rate of 40.1% and 38.4%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the first six months of the fiscal year 2015 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of Schedule M items in our tax calculations.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity net loss for the six months ended September 30, 2014 increased $0.3 million to a net loss of $0.6 million over the comparable prior year period.

Income attributed to non-controlling interests

Non controlling interests represent income attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Income attributed to non-controlling interests decreased $0.1 million for the six months ended September 30, 2014 to income of $0.8 million compared to $0.9 million for the comparable prior year period.

Net income attributed to ADS and Net income (loss) per share

Year to Date net income attributable to ADS of approximately $36.6 million increased from the preceding fiscal year’s net income attributable to ADS of $33.6 million, as influenced by the factors noted above. Net income per share for the first six months of fiscal year 2015 totaled $0.45 basic and diluted share, respectively, as compared to $0.54 and $0.53 per basic and diluted share, respectively, recorded in the comparable prior year period. The income per share for the six months ended September 30, 2014 is impacted by changes in fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders.

Adjusted EBITDA

	Six Months Ended September 30,
(Amounts in thousands)	2013	2014	% Change
Domestic	$91,880	$101,893	10.9%
International	9,229	7,770	(15.8)%

Total adjusted EBITDA	$101,109	109,663	8.5%

As a percentage of net sales	16.1%	15.8%

Adjusted EBITDA for the first six months of fiscal year 2015 increased by $8.6 million or 8.5% over the comparable fiscal year 2014 period. Excluding the impact of the one-time $4.8 million gain from the sale of the Draintech business during the first quarter of fiscal 2014, adjusted EBITDA increased $13.4 million or 13.9% for the six months ended September 30, 2014 as compared to the prior year ($109.7 million compared to an adjusted $96.3 million for the prior year).

Domestic adjusted EBITDA totaled $101.9 million for the six months ended September 30, 2014 compared to $91.9 million in the prior year (which included the impact of the one-time $4.8 million gain on the sale). International adjusted EBITDA totaled $7.8 million for the first six months of fiscal 2015 compared to $9.2 million in the prior period.

Adjusted EBITDA as a percentage of net sales totaled 15.8% for the six months ended September 30, 2014 compared to 16.1% for the prior year. Excluding the impact of the one-time gain on adjusted EBITDA in the first quarter of fiscal 2014, adjusted EBITDA as a percentage of net sales would have been 15.4%.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, System-Wide Net Sales, and Adjusted Earnings per Fully Converted Share. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income attributable to ADS, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2013	2014	2013	2014
Net income attributable to ADS	$17,322	$22,390	$33,618	$36,631
Depreciation and amortization (a)	14,221	14,429	28,665	28,758
Interest expense, net	3,866	4,338	7,967	8,953
Income tax expense	12,242	14,062	23,308	23,757

EBITDA	47,651	55,219	93,558	98,099
Derivative fair value adjustments	319	67	238	163
Foreign currency transaction losses	(181)	(205)	(87)	(75)
Unconsolidated affiliates interest and tax	98	236	228	413
Management fee to minority interest holder JV	410	323	604	558
Share-based compensation	764	2,131	1,424	4,416
ESOP deferred compensation	2,506	2,687	5,026	5,374
Transaction costs (b)	—	—	118	715

Adjusted EBITDA	$51,567	$60,458	$101,109	$109,663

(a)	Includes our proportionate share of depreciation and amortization expense of $334 and $ 646 for the three months ended September 30, 2013 and 2014, respectively, and $677 and $1,272 for the six months ended September 30, 2013 and 2014, respectively, related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income attributable to ADS, the most comparable GAAP measure, for each of the periods indicated:

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net Income

	Three Months Ended September 30,		Three Months Ended September 30,
	2013		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income
Net Income Attributable to ADS	$15,218	$2,104	$20,612	$1,778
Depreciation and amortization (a)	12,702	1,519	12,724	1,705
Interest expense, net	3,844	22	4,325	13
Income tax expense	11,449	793	13,525	537

Segment EBITDA	43,213	4,438	51,186	4,033
Derivative fair value adjustments	319	—	67	—
Foreign currency transaction losses	—	(181)	—	(205)
Unconsolidated affiliates interest and tax	—	98	53	183
Management fee to minority interest holder JV	—	410	—	323
Share-based compensation	764	—	2,131	—
ESOP deferred compensation	2,506	—	2,687	—
Transaction costs (b)	—	—	—	—

Segment Adjusted EBITDA	$46,802	$4,765	$56,124	$4,334

(a)	Includes our proportionate share of depreciation and amortization expense of $334 and $646 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended September 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net Income

	Six Months Ended September 30,		Six Months Ended September 30,
	2013		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income
Net Income Attributable to ADS	$29,675	$3,943	$34,054	$2,577
Depreciation and amortization (a)	25,571	3,094	25,398	3,360
Interest expense, net	7,933	34	8,938	15
Income tax expense	21,895	1,413	22,741	1,016

Segment EBITDA	85,074	8,484	91,131	6,968
Derivative fair value adjustments	238	—	163	—
Foreign currency transaction losses	—	(87)	—	(75)
Unconsolidated affiliates interest and tax	—	228	94	319
Management fee to minority interest holder JV	—	604	—	558
Share-based compensation	1,424	—	4,416	—
ESOP deferred compensation	5,026	—	5,374	—
Transaction costs (b)	118	—	715	—

Segment Adjusted EBITDA	$91,880	$9,229	$101,893	$7,770

(a)	Includes our proportionate share of depreciation and amortization expense of $677 and $1,272 related to our Tigre ADS joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the six months ended September 30, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

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

The reconciliation of our System-Wide Net Sales to net sales is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2014	2013	2014
Reconciliation of System-Wide Net Sales to Net Sales
Net sales	$333,240	$364,724	$626,342	$693,021
Net sales associated with our unconsolidated affiliates:
South American Joint Venture (a)	17,544	16,776	33,686	30,696
BaySaver Joint Venture (b)	1,615	3,423	1,615	5,760
Tigre-ADS USA Joint Venture (c)	—	3,697	—	7,230

System-Wide Net Sales	$352,399	$388,620	$661,643	736,707

(a)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver Joint Venture.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA Joint Venture.

Adjusted Earnings per Fully Converted Share. Adjusted Earnings per Fully Converted Share, which is a non-GAAP measure, is a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP), and Weighted average fully converted common shares outstanding (Non-GAAP), by adjusting our Net income per share - Basic and Weighted average common shares outstanding – Basic, the most comparable GAAP measures.

To effect this adjustment, we have (1) removed the adjustment for the change in fair value of Redeemable Convertible Preferred Stock classified as mezzanine equity from the numerator of the Net income per share - Basic computation, (2) added back the dividends to Redeemable Convertible Preferred Stockholders and dividends paid to unvested restricted stockholders, (3) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, and (4) added back ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

We have also made adjustments to the Weighted average common shares outstanding – Basic to assume, (1) share conversion of the Redeemable Convertible Preferred Stock to outstanding shares of common stock and (2) add shares of outstanding unvested restricted stock.

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is included in this report because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP), and the corresponding Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP) to our Net income per share and corresponding Weighted average common shares outstanding amounts, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2013	2014	2013	2014
Net income available to common shareholders	$12,378	$26,268	$25,284	$22,462
Adjustments to net income available to common shareholders:
Change in fair value of Redeemable Convertible Preferred Stock	3,186	(7,319)	4,764	11,054
Dividends to Redeemable Convertible Preferred Stockholders	214	37	430	75
Dividends paid to unvested restricted stockholders	8	-	16	-
Undistributed income allocated to participating securities	1,536	3,404	3,124	3,040

Total adjustments to net income (loss) available to common shareholders	4,944	(3,878)	8,334	14,169

Net income attributable to ADS	17,322	22,390	33,618	36,631
Fair value of ESOP Compensation related to Redeemable Convertible Preferred Stock	2,506	2,687	5,026	5,374

Adjusted net income – (Non-GAAP)	$19,828	$25,077	$38,644	$42,005

Weighted Average Common Shares Outstanding – Basic	47,250	51,518	47,220	49,538
Unvested restricted shares	336	221	328	235
Redeemable Convertible Preferred shares	20,341	20,099	20,379	20,099

Total Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP)	67,927	71,838	67,927	69,872
Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.29	$0.35	$0.57	$0.60

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

As of September 30, 2014, we had $6.5 million in cash that was held by our foreign subsidiaries. Our intent is to reinvest our earnings in foreign subsidiaries. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction. No restrictions exist on our liquidity that is impacted by the significance of cash held by foreign subsidiaries.

Working Capital and Cash Flows

During the six months ended September 30, 2014, our net increase in cash funds amounted to $2.7 million compared to a net increase of $0.7 million for the six months ended September 30, 2013. During the six months ended September 30, 2014, our source of funds was primarily driven by higher operating earnings, net proceeds of $72.3 million from primary shares sold during our IPO and non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense). For the same period ending September 30, 2014, our use of cash was primarily driven by increased accounts receivable balances (up $97.4 million), spending for capital expenditures ($15.6 million), repayment of $95.3 million of Long Term Debt in second quarter fiscal 2015 and investments in joint ventures ($7.6 million). During the six months ended September 30, 2013, our primary source of cash was also provided by operating earnings, borrowings on the Revolving Credit Facility and a new Private Shelf Note. For the six months ended September 30, 2013, our use of cash was primarily due to increases in accounts receivable and for capital expenditures ($21.7 million).

As of September 30, 2014, we had $139.8 million in liquidity, including $6.6 million of cash and cash equivalents and $133.2 million in borrowings available under our Revolving Credit Facilities, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of September 30, 2014, we had total consolidated indebtedness of approximately $397.6 million down $56.5 million compared to March 31, 2014. We repaid a portion of our outstanding indebtedness with the $72.3 million of net proceeds from our initial public offering which closed on July 30, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2013	2014
Statement of Cash Flows data:
Net cash from operating activities	$3,283	$10,807
Net cash from investing activities	(23,036)	(25,742)
Net cash from financing activities	20,428	17,836

Working Capital

Net working capital increased to $324.4 million as of September 30, 2014, from $263.9 million as of March 31, 2014, primarily due to the growth in accounts receivable resulting from sales increases, which grew $97.4 million. This change was partially offset by increases of $25.6 million in current liabilities, primarily income taxes payable, and accrued expenses.

Operating Cash Flows

During the six months ended September 30, 2014, cash provided from operating activities was $10.8 million as compared with cash provided by operating activities of $3.3 million for the six months ended September 30, 2013. Cash flow from operating activities during the six months ended September 30, 2014 was impacted by moderately higher net income and share-based compensation compared to the prior period, offsetting an increase in the use of cash related to changes in accounts receivable, inventory, and accounts payable. Cash flow from operating activities for the six months ended September 30, 2013 also included a reduction of $4.8 million realized from the sale of assets for the Draintech product line.

Investing Cash Flows

During the six months ended September 30, 2014, cash used for investing activities was $25.7 million, primarily due to $15.6 million for capital expenditures in support of operations, a $3.6 million investment for a 49% interest in a newly created domestic joint venture operation, and a $4.0 million investment in our international joint venture operation to support growth initiatives. During the six months ended September 30, 2013, cash used for investing activities was $23.0 million, primarily due to capital expenditures in support of operations, net of $5.9 million in proceeds received from the sale of the Draintech product line.

Financing Cash Flows

During the six months ended September 30, 2014, cash provided from financing activities was a net $17.8 million, utilizing primarily borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months and early spring. Revolving Credit borrowings amounted to a net inflow of $26.8 million, partially offset by payments for expenses related to the Initial Public Offering and other miscellaneous debt principal payments. During the six months ended September 30, 2013, cash provided by financing activities was $20.4 million primarily due to borrowings from Term and Revolving debt ($29.6 million), offset by modest payments for dividends and redemption of convertible preferred stock in connection with the ESOP.

Capital Expenditures

Capital expenditures totaled $15.6 million, and $21.7 million for the six months ended September 30, 2014 and September 30, 2013, respectively. Our capital expenditures for the six months ended September 30, 2014 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $35 million in fiscal year 2015. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2014, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Senior Loan Facilities

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Senior Loan Facilities consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million and (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million. The Senior Loan Facilities also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Senior Loan Facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Senior Loan Facilities are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Loan Facilities, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. As of September 30, 2014, the outstanding principal drawn on the Revolving Credit Facility was $193.8 million, with $123.2 million available to be drawn. As of September 30, 2014, the outstanding principal balance of the Term Loan was $95.0 million.

We used the net proceeds of $72.3 million from the initial public offering, which closed on July 30, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Senior Loan Facilities, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. As of September 30, 2014, the outstanding principal drawn on the revolving credit facility was $2.0 million, with $10.0 million available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see

“Description of Certain Indebtedness – Senior Notes” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. We have no further amount available for issuance of senior notes under the private shelf agreement. At September 30, 2014 the outstanding principal balance on these notes was $100 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Description of Certain Indebtedness” disclosed in our Registration Statement on Form S-1 (File No. 333-194980), as amended, declared effective by the SEC on July 24, 2014. We were in compliance with our debt covenants as of September 30, 2014.

Contractual Obligation as of September 30, 2014

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$397,583	$11,148	$71,740	$314,695	$—
Interest payments (2)	48,011	14,205	25,246	8,561	—
Operating leases	80,618	19,029	31,513	18,501	11,575
Contractual purchase obligations (3)	20,153	20,153	—	—	—

Total	$546,365	$64,535	$128,499	$341,757	$11,575

(1)	The current Revolving Credit Facility and Term Loan mature in June, 2018.
(2)	Based on applicable rates and pricing margins as of September 30, 2014, including interest rate swaps.
(3)	Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory, machinery, supplies and other equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements. As of September 30, 2014, our South American Joint Venture had approximately $12.3 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.9 million based on our borrowings as of September 30, 2014. Assuming the Revolving Credit Facility is fully drawn, each 1% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.0 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of September 30, 2014. The first swap is at $70 million notional value, amortizing $2.5 million per quarter at a fixed LIBOR rate of 1.105%, and expired in September 2014. The other swap is a $50 million notional value, non-amortizing swap at a LIBOR rate of 0.86% which expires in September 2016. A third $50 million notional value swap took effect on September 1, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

As a result of our initial public offering, we received net proceeds of $72.3 million, after deducting underwriting discounts and commissions of approximately $5.5 million and other offering expenses of approximately $6.8 million, from the sale by us of 5,289,474 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, except that the Company paid such portion of the fees and expenses of counsel to the selling stockholders that exceed $100,000 and any transfer taxes payable in connection with the initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 28, 2014. We used the net proceeds that we received from our initial public offering to repay $72.3 million of outstanding indebtedness under the revolving portion of the Company’s credit facility.

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

Date: November 10, 2014

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark B. Sturgeon
Mark B. Sturgeon
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

3.2	Second Amended and Restated Bylaws of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

4.1	Registration Rights Agreement, dated as of July 30, 2014, by and among Advanced Drainage Systems, Inc. and the stockholders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

10.1	First Amendment to Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.2	First Amendment to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.3	Second Addendum to Interestholders Agreement, dated as of December 1, 2013 but entered into on September 30, 2014, by and among Tubos y Plasticos ADS Chile Limitada, Tigre Chile S.A., Tuberias Tigre-ADS Limitada, Advanced Drainage Systems, Inc. and Tigre S.A. — Tubos e Conexoes.

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.