Form 10-Q
period 2014-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2015-02-09
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of January 31, 2015, 53,259,576 shares of common stock were outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of January 31, 2015, 232,977 shares of unvested restricted common stock were outstanding and 25,797,512 shares of ESOP preferred stock, convertible into 19,843,446 shares of common stock, were outstanding. As of January 31, 2015, 73,335,999 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I.	FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	As of
(Amounts in thousands, except par value)	March 31, 2014	December 31, 2014
ASSETS
Current assets:
Cash	$3,931	$10,753
Receivables (less allowance for doubtful accounts of $3,977 and $4,116, respectively)	150,713	162,478
Inventories	260,300	230,949
Deferred income taxes and other current assets	13,555	13,984

Total current assets	428,499	418,164
Property, plant and equipment, net	292,082	283,104
Other assets:
Goodwill	86,297	86,231
Intangible assets, net	66,184	57,580
Other assets	64,533	66,556

Total assets	$937,595	$911,635

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$11,153	$11,700
Accounts payable	108,111	70,197
Other accrued liabilities	37,956	42,260
Accrued income taxes	7,372	16,083

Total current liabilities	164,592	140,240
Long-term debt obligation	442,895	326,725
Deferred tax liabilities	69,169	63,663
Other liabilities	15,324	20,448

Total liabilities	691,980	551,076

Commitments and contingencies (see Note 11)

Mezzanine equity:
Redeemable Common Stock; $0.01 par value: 38,320 and 0 issued and outstanding, respectively	549,119	—
Redeemable Convertible Preferred Stock; $0.01 par value: 47,070 authorized: 44,170 issued: 26,129 and 25,797 outstanding, respectively	291,720	322,469
Deferred compensation – unearned ESOP shares	(197,888)	(217,137)

Total mezzanine equity	642,951	105,332

Stockholders’ equity:
Common stock; $0.01 par value: 148,271 and 1,000,000 authorized: 109,951 and 153,560 issued: 9,141 and 53,204 outstanding, respectively	11,957	12,393
Paid-in capital	22,547	679,393
Common stock in treasury, at cost	(448,439)	(446,479)
Accumulated other comprehensive loss	(5,977)	(10,568)
Retained earnings	—	—

Total ADS stockholders’ equity	(419,912)	234,739
Noncontrolling interest in subsidiaries	22,576	20,488

Total stockholders’ equity	(397,336)	255,227

Total liabilities, mezzanine equity and stockholders’ equity	$937,595	$911,635

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2013	2014	2013	2014
Net sales	$261,435	$278,176	$887,777	$971,197
Cost of goods sold	211,671	228,059	698,791	766,605

Gross profit	49,764	50,117	188,986	204,592
Operating expenses:
Selling	16,590	19,275	52,433	58,283
General and administrative	18,778	19,519	54,354	58,930
Gain on sale of business	—	—	(4,848)	—
Intangible amortization	2,854	2,356	8,576	7,635

Income from operations	11,542	8,967	78,471	79,744
Other (income) expense:
Interest expense	3,893	4,056	11,860	13,009
Other miscellaneous (income) expense, net	(418)	5,212	398	5,219

Income (loss) before income taxes	8,067	(301)	66,213	61,516
Income tax expense (benefit)	17,537	(1,248)	40,845	22,509
Equity in net loss of unconsolidated affiliates	369	448	714	1,071

Net (loss) income	(9,839)	499	24,654	37,936
Less net income attributable to noncontrolling interest	485	866	1,360	1,672

Net (loss) income attributable to ADS	(10,324)	(367)	23,294	36,264

Change in fair value of Redeemable Convertible Preferred Stock	(4,697)	—	(8,492)	(11,054)
Dividends to Redeemable Convertible Preferred Stockholders	(209)	(298)	(640)	(377)
Dividends paid to unvested restricted stockholders	(8)	(9)	(47)	(9)

Net (loss) income available to common stockholders and participating securities	(15,238)	(674)	14,115	24,824
Undistributed income allocated to participating securities	—	—	(1,184)	(2,650)

Net (loss) income available to common stockholders	$(15,238)	$(674)	$12,931	$22,174

Weighted average common shares outstanding:
Basic	47,251	52,986	46,976	50,691
Diluted	47,251	52,986	47,480	51,206
Net (loss) income per share:
Basic	$(0.32)	$(0.01)	$0.28	$0.44
Diluted	$(0.32)	$(0.01)	$0.27	$0.43
Cash dividends declared per share	$0.03	$0.04	$0.08	$0.04

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014

Net (loss) income	$(9,839)	$499	$24,654	$37,936
Other comprehensive loss:
Currency translation, before tax	(4,228)	(5,074)	(8,202)	(9,342)
Other, before tax	1	—	6	—

Total other comprehensive loss, before tax	(4,227)	(5,074)	(8,196)	(9,342)

Tax attributes of items in other comprehensive (loss) income:
Currency translation	687	1,215	1,605	2,065
Other	—	—	(2)	—

Total tax expense	687	1,215	1,603	2,065

Comprehensive (loss) income	(13,379)	(3,360)	18,061	30,659
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(57)	(1,774)	(1,327)	(2,686)
Less net income attributable to noncontrolling interest	485	866	1,360	1,672

Total comprehensive (loss) income attributable to ADS	$(13,807)	$(2,452)	$18,028	$31,673

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2013	2014
Cash Flows from Operating Activities	$88,104	$85,404

Cash Flows from Investing Activities
Capital expenditures	(27,097)	(21,477)
Proceeds from sale of business	5,877	—
Investment in unconsolidated affiliate	(6,285)	(7,566)
Other investing activities	(2,611)	(2,829)

Net cash used in investing activities	(30,116)	(31,872)

Cash Flows from Financing Activities
Cash dividends paid	(4,615)	(2,383)
Redemption of Redeemable Convertible Preferred Stock	(3,889)	—
Proceeds from Senior Notes	25,000	—
Proceeds from term loan	100,000	—
Payments on term loan	(78,750)	(4,375)
Payments of notes, mortgages, and other debt	(1,275)	(1,948)
Proceeds from Revolving Credit Facility	301,300	250,200
Payments on Revolving Credit Facility	(390,000)	(359,500)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131
Payments for deferred initial public offering costs	—	(6,499)
Other financing activities	(1,785)	(869)

Net cash used in financing activities	(54,014)	(46,243)

Effect of exchange rate changes on cash and cash equivalents	—	(467)

Net change in cash and equivalents	3,974	6,822
Cash and equivalents at beginning of period	1,361	3,931

Cash and equivalents at end of period	$5,335	$10,753

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(unaudited)

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accu- mulated Other Compre- hensive Loss	Retained Earnings	Total Stock- holders’ Equity	Non- con- trolling Interest in Sub- sidiaries	Total Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2013	109,979	11,957	41,152	101,191	(448,571)	(856)	87,331	(308,987)	23,265	(285,722)	38,292	522,276	26,547	282,547	18,461	(196,477)	608,346

Net income	—	—	—	—	—	—	23,294	23,294	1,360	24,654	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,266)	—	(5,266)	(1,327)	(6,593)	—	—	—	—	—	—	—
Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(526)	(526)	—	(526)	—	—	—	—	—	—	—
Common stock dividend ($0.058 per share)	—	—	—	—	—	—	(4,089)	(4,089)	—	(4,089)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,179)	(1,179)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(2,139)	—	—	—	—	(2,139)	—	(2,139)	—	—	—	—	(805)	9,482	9,482
Exercise of common stock options	—	—	(203)	(141)	629	—	—	426	—	426	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	299	23	(299)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	1,254	—	—	—	—	1,254	—	1,254	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,013	(28)	125	—	—	1,138	—	1,138	—	—	—	—	—	—	—
Redemption of Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	(367)	(3,889)	—	—	(3,889)
Purchase of common stock		—	—	80	(847)		—	(847)	—	(847)	—	—	—	—	—	—	—
Reclassification of common stock to Redeemable Common Stock	(28)	—	(385)	—	—	—	—	(385)	—	(385)	28	385	—	—	—	—	385
Adjustments to Redeemable Convertible Preferred Stock fair value measurement	—	—	—	—	—	—	(8,492)	(8,492)	—	(8,492)	—	—	—	28,923	—	(20,431)	8,492
Adjustments to Redeemable Common Stock fair value measurement	—	—	—	—	—	—	(55,359)	(55,359)	—	(55,359)	—	55,359	—	—	—	—	55,359

Balance at December 31, 2013	109,951	11,957	40,991	101,125	(448,963)	(6,122)	42,159	(359,978)	22,119	(337,859)	38,320	578,020	26,180	307,581	17,656	(207,426)	678,175

Balance at April 1, 2014	109,951	11,957	22,547	100,810	(448,439)	(5,977)	—	(419,912)	22,576	(397,336)	38,320	549,119	26,129	291,720	17,727	(197,888)	642,951

Net income	—	—	—	—	—	—	36,264	36,264	1,672	37,936	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,591)	—	(4,591)	(2,686)	(7,277)	—	—	—	—	—	—	—
Redeemable Convertible Preferred Stock dividends	—	—	—	—	—	—	(256)	(256)	—	(256)
Common stock dividend ($0.042 per share)	—	—	—	—	—	—	(2,127)	(2,127)	—	(2,127)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,074)	(1,074)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	3,464	—	—	—	—	3,464	—	3,464	—	—	—	—	(805)	4,600	4,600
Exercise of common stock options	—	—	218	(87)	388	—	—	606	—	606	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	2,995	—	—	—	—	2,995	—	2,995	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,831	(119)	531	—	—	2,362	—	2,362	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—
Purchase of common stock	—	—			(3)	—	—	(3)	—	(3)	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	3,017	(255)	1,137	—	—	4,154	—	4,154	—	—	(332)	(4,154)	—	—	(4,154)
Adjustments to Redeemable Convertible Preferred Stock fair value measurement	—	—	—	—	—	—	(11,054)	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	11,054
Adjustments to Redeemable Common Stock fair value measurement	—	—	(43,094)	—	—	—	(22,827)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	(615,040)

Balance at December 31, 2014	153,560	12,393	679,393	100,356	(446,479)	(10,568)	—	234,739	20,488	255,227	—	—	25,797	322,469	16,922	(217,137)	105,332

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

On July 30, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 30, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses of approximately $7.0 million, we used the net proceeds of $72.1 million to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

2014 Secondary Public Offering

On December 9, 2014, we completed a Secondary Public Offering of our common stock, which resulted in the sale of 10,000 shares of common stock by a certain selling stockholder of the Company at a public offering price of $21.25. We did not receive any proceeds from the sale of shares by the selling stockholder. A registration statement related to these securities was declared effective by the SEC on December 3, 2014.

On December 15, 2014, an additional 1,500 shares of common stock were sold by a certain selling stockholder of the Company as a result of the full exercise by the underwriters of the over-allotment option granted by the selling stockholder to the underwriters in connection with the Secondary Public Offering. The shares were sold at the public offering price of $21.25 per share. The Company did not receive any proceeds from the sale of such additional shares.

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2014 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2014 and the results of operations for the third quarter and nine months ended December 31, 2013 and 2014 and cash flows for the nine months ended December 31, 2013 and

2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto filed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014.

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

Acquisitions

In accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), the Company accounts for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. The fair values assigned to the assets acquired and liabilities assumed are based on valuations using management’s best estimates and assumptions and are preliminary pending the completion of the valuation analysis of selected assets and liabilities. During the measurement period (which is not to exceed one year from the acquisition date), the Company is required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The results of operations of the acquired companies since the respective acquisition dates are included in the Company’s unaudited Condensed Consolidated Statements of Operations.

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

In May 2014, the Financial Accounting Standards Board issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. This amendment is effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with earlier adoption not permitted. We will adopt this standard effective April 1, 2017. We are currently evaluating the impact of this amendment on our consolidated financial statements.

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

3.	PROPERTY, PLANT AND EQUIPMENT – NET

Property, plant and equipment - net as of March 31, 2014 and December 31, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014	December 31, 2014
Land, buildings and improvements	$151,088	$155,071
Machinery and equipment	532,468	543,207

Total cost	683,556	698,278
Less accumulated depreciation	(391,474)	(415,174)

Property, plant and equipment – net	$292,082	$283,104

The following table sets forth depreciation expense for the three and nine months ended December 31, 2013 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014
Depreciation expense	$9,383	$9,247	$27,989	$27,646

4.	INVENTORIES

Inventories as of March 31, 2014 and December 31, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014	December 31, 2014
Raw materials	$52,267	$60,182
Finished goods	208,033	170,767

Total inventory	$260,300	$230,949

We had no work-in-process inventories as of March 31, 2014 and December 31, 2014.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2014	$85,702	$595	$86,297
Currency translation	—	(66)	(66)

Balance at December 31, 2014	$85,702	$529	$86,231

Intangible Assets

Intangible assets as of March 31, 2014 and December 31, 2014 consisted of the following:

(Amounts in thousands)	March 31, 2014			December 31, 2014
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	40,579	(22,588)	17,991	40,579	(25,451)	15,128
Customer lists	39,252	(22,079)	17,173	39,252	(25,477)	13,775
Patents	6,175	(2,921)	3,254	6,429	(3,392)	3,037
Contract agreements	11,493	(4,280)	7,213	11,493	(5,740)	5,753
Trademarks	12,857	(4,294)	8,563	12,857	(4,938)	7,919

Total definite-lived intangible assets	110,356	(56,162)	54,194	110,610	(64,998)	45,612
Indefinite-lived intangible assets
Trademarks	11,990	—	11,990	11,968	—	11,968

Total intangible assets	122,346	(56,162)	66,184	122,578	(64,998)	57,580

The following table sets forth amortization expense for the three and nine months ended December 31, 2013 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014
Amortization expense	$4,674	$4,257	$14,056	$13,344

6.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of March 31, 2014 and December 31, 2014 were as follows:

	March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets – diesel fuel contracts	$27	$—	$27	$—

Total assets at fair value on a recurring basis	$27	$—	$27	$—

Liabilities & Mezzanine Equity:
Derivative liability – interest rate swaps	$1,001	$—	$1,001	$—
Contingent consideration for acquisitions	2,276	—	—	2,276
Redeemable Common Stock	549,119	—	—	549,119
Redeemable Convertible Preferred Stock	291,720	—	—	291,720
Deferred compensation – unearned ESOP shares	(197,888)	—	—	(197,888)

Total liabilities & mezzanine equity at fair value on a recurring basis	$646,228	$—	$1,001	$645,227

	December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets – currency forward contracts	$256	$—	$256	$—

Total assets at fair value on a recurring basis	$256	$—	$256	$—

Liabilities:
Derivative liability – interest rate swaps	$651	$—	$651	$—
Derivative liability – diesel fuel contracts	3,076	—	3,076	—
Derivative liability – propylene swaps	2,060	—	2,060	—
Derivative liability – currency forward contracts	1,660	—	1,660	—
Contingent consideration for acquisitions	1,750	—	—	1,750

Total liabilities at fair value on a recurring basis	$9,197	$—	$7,447	$1,750

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2013 and 2014 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014
Balance at beginning of period	$649,120	$1,904	$610,881	$645,227
Allocation of ESOP shares to participants	3,433	—	9,482	4,391
Change in fair value related to items recorded in mezzanine equity	28,559	—	63,851	76,975
Reclassification of common stock to Redeemable Common Stock	—	—	385	—
Redemption of Redeemable Convertible Preferred Stock	(743)	—	(3,889)	—
Change in estimate of contingent consideration	(104)	(154)	(445)	(526)
Termination of redemption feature on redeemable common stock upon IPO	—	—	—	(615,040)
(1) Change in redemption feature of Redeemable Convertible Preferred Stock	—	—	—	(326,623)
(2) Change in redemption feature of Deferred Compensation – unearned ESOP Shares	—	—	—	217,346

Balance at end of period	$680,265	$1,750	$680,265	$1,750

For the nine months ended December 31, 2014 our Redeemable Common Stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable Convertible Preferred Stock and Deferred Compensation – unearned ESOP were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1 for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the fiscal year ended March 31, 2014 and the nine months ended December 31, 2014.

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

The redemption feature of our Redeemable Common Stock allowing the holder to put its shares to us for cash, as discussed in the previous paragraph, was not in effect upon effectiveness of the IPO on July 25, 2014. As a result, the Redeemable Common Stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to permanent equity. See Note 1 for more information on the IPO.

Nonrecurring Fair Value Measurements

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

Upon the effective date of the IPO, the redemption feature of our Redeemable Convertible Preferred Stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable Convertible Preferred Stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable Convertible Preferred Stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of December 31, 2014, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable Convertible Preferred Stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable Convertible Preferred Stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1 for more information on the 2014 Initial Public Offering and Note 13 for further information on the Redeemable Convertible Preferred Stock.

Valuation of our Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value.

7.	VARIABLE INTEREST ENTITIES

The accounting model for VIEs described in ASC 810-10 considers if a company has a controlling financial interest in a VIE. A controlling financial interest will have both (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of a VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be potentially significant to the VIE. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore are the primary beneficiary of that VIE. In determining whether we are the primary beneficiary of a VIE, we consider factors such as voting rights, including kick-out rights, whether we have the power to direct the VIE’s significant activities, variable interests held by related parties and other factors. We believe that significant assumptions and judgments were applied consistently.

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

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2014 and December 31, 2014. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)
Assets	March 31, 2014	December 31, 2014
Current assets	$35,272	$35,372
Property, plant and equipment, net	21,633	18,991
Other noncurrent assets	2,698	2,032

Total assets	$59,603	$56,395

Liabilities	March 31, 2014	December 31, 2014
Current liabilities	$9,090	$9,941
Noncurrent liabilities	1,240	1,159

Total liabilities	$10,330	$11,100

8.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

Summarized financial data as of the fiscal year ended March 31, 2014 and December 31, 2014 for the Tigre ADS joint venture is as follows:

(Amounts in thousands)	March 31, 2014		December 31, 2014
	As reported on Balance Sheet	Maximum Exposure	As reported on Balance Sheet	Maximum Exposure
Investment in Tigre ADS	$22,029	$22,029	$21,127	$21,127
Receivable from Tigre ADS	8,899	8,899	5,373	5,373
ADS’ Guarantee of Tigre ADS Debt	—	7,000	—	7,000

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

Summarized financial data as of fiscal year ended March 31, 2104 and December 31, 2014 for the BaySaver joint venture is as follows:

(Amounts in thousands)	March 31, 2014		December 31, 2014
	As reported on Balance Sheet	Maximum Exposure	As reported on Balance Sheet	Maximum Exposure
Investment in Baysaver	$5,202	$5,202	$5,384	$5,384
Receivable from Baysaver	6	6	43	43

Our share of the income of this joint venture is decreased by amortization expense relating to the basis difference between our cost basis in the investment and the basis reflected at the joint venture level. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which is 10 years. The unrecorded basis difference as of December 31, 2014 is $1,689.

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

Summarized financial data as of December 31, 2014 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	As reported on Balance Sheet	Maximum Exposure
Investment in Tigre-ADS USA	$3,147	$3,147
Receivable from Tigre-ADS USA	52	52

9.	DEBT

Long-term debt as of March 31, 2014 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2014	2014
a. Bank term loans:
Revolving Credit Facility – ADS	$248,100	$138,800
Revolving Credit Facility – ADS Mexicana	—	—
Term note	97,500	93,125
b. Senior Notes payable	100,000	100,000
c. Mortgage notes payable	3,733	2,750
d. Industrial revenue bonds	4,715	3,750

Total	454,048	338,425
Current maturities	(11,153)	(11,700)

Long-term debt obligation	$442,895	$326,725

a.	Revolving Credit Facility:

The current ADS Revolving Credit Agreement (the “Revolving Credit Facility”) has been in place with several banks and was refinanced on June 12, 2013. The current bank credit facility expires in June 2018. Additionally, on December 20, 2013, we amended the agreement primarily to make certain amendments in order to permit the payment of a special dividend of $1.59 per share which was financed in full through the Revolving Credit Facility.

The Revolving Credit Facility agreement increased the upper limit of the Revolving Credit Facility to $325,000 for ADS and $12,000 for ADS Mexicana. The Company also entered into a five-year $100,000 term note. Both the Revolving Credit Facility and the term note share the same interest rate structure.

The Revolving Credit Facility interest rate is variable and depends upon the Company’s “pricing ratio” as defined in the agreement. The interest rate is derived from the London InterBank Offered Rate (LIBOR) or alternate base rate (Prime Rate) based upon the Company’s option. The average rate at December 31, 2014 was 3.01%. Any letters of credit outstanding reduce the availability on the revolver. The Company had outstanding letters of credit at December 31, 2014 in the amount of $8,005. The amount available for borrowing for ADS was $178,195, plus $12,000 available under a separate revolving credit facility with our subsidiary, ADS Mexicana, at December 31, 2014.

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

The carrying and fair values of the Company’s Senior Notes were $100,000 and $103,303, respectively, as of December 31, 2014. The fair value of the Senior Notes was determined based on the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period.

c.	Mortgage notes payable:

One mortgage note payable with a fixed rate of 5.1% (Hilliard, Ohio) requires monthly installments through fiscal year 2015. Land and building with a net book value of approximately $4,914 at December 31, 2014 collateralize the mortgage note.

d.	Industrial revenue bonds:

ADS issued industrial revenue bonds for the construction of four production facilities. The original bond values of $27,300 require periodic principal and interest payments through fiscal year 2019. During fiscal year 2011, two of the four bonds were retired, and during July of fiscal year 2015, one more of the bonds was retired. This leaves a remaining principal of $3,750 at December 31, 2014. The interest rate on the remaining bond is variable and computed on a weekly basis. This bond is not considered auction rate securities. The rate on this bond at December 31, 2014, was 3.84%, including a letter of credit fee of 3.75%. Land and buildings with a net book value of approximately $10,047 at December 31, 2014 collateralize the remaining bond.

The Revolving Credit Facility and the Senior Notes require, among other provisions, that we (1) maintain a minimum fixed charge ratio; (2) maintain a minimum leverage ratio; and (3) establish certain limits on permitted transactions, principally for indebtedness, capital distributions, loans and investments, and acquisitions and dispositions of assets. Capital distributions are limited to $50.0 million in any fiscal year if the pro-forma leverage ratio exceeds 3.0 to 1.

10.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Income in Cost of goods sold. Gains and (losses) related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Income as Other miscellaneous (income) expense, net. The Company recognized gains and (losses) on mark-to-market adjustments for changes in fair value on derivative contracts of $184 and $(6,054) for the three months ended December 31, 2013 and 2014, respectively, and $(54) and $(6,217) for the nine months ended December 31, 2013 and 2014, respectively.

A summary of the fair values for the various derivatives at March 31, 2014 and December 31, 2014 is presented below:

(Amounts in thousands)	March 31, 2014		December 31, 2014
	Asset	(Liability)	Asset	(Liability)
Interest rate swaps	$—	$(1,001)	$—	$(651)
Diesel fuel option collars	—	—	—	(3,076)
Propylene swaps	27		—	(2,060)
Foreign currency forward contracts	—	—	256	(1,660)

11.	COMMITMENTS AND CONTINGENCIES

Leases

We lease real estate, transportation, and office equipment under various noncancelable operating lease agreements that expire at various dates through fiscal year 2037.

Total rent expense was $5,667 and $3,577 for the three months ended December 31, 2013 and 2014, respectively, and $17,274 and $13,919 for the nine months ended December 31, 2013 and 2014, respectively.

Purchase Commitments

At December 31, 2014, commitments for the purchase of major property, plant, and equipment totaled approximately $8,560.

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase 28,000 pounds of resin over the period January 2015 through December 2015 at a committed purchase cost of $19,020.

Litigation

We have been named as a defendant in various litigation matters. Management intends to defend these outstanding claims. We believe we have adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on our condensed consolidated results of operations or condensed consolidated financial condition. Management estimates the maximum loss contingency is $420 and $442 at March 31, 2014 and December 31, 2014, respectively.

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in balances of each component of Accumulated other comprehensive loss (“AOCL”) for the periods ending December 31:

(Amounts in thousands)	Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$(860)	$4	$(856)

Other comprehensive loss before reclassifications	(6,875)	6	(6,869)
Amounts reclassified from AOCL	—	—	—
Income tax expense (benefit)	1,605	(2)	1,603

Balance at December 31, 2013	$(6,130)	$8	$(6,122)

Balance at April 1, 2014	$(5,985)	8	$(5,977)

Other comprehensive loss before reclassifications	(6,656)	—	(6,656)
Amounts reclassified from AOCL	—	—	—
Income tax expense	2,065	—	2,065

Balance at December 31, 2014	$(10,576)	$8	$(10,568)

13.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Trustee of the Company’s ESOP has the ability to put shares of our Redeemable Convertible Preferred Stock to the Company. The redeemable convertible preferred stock has a required cumulative 2.5% dividend and is convertible to common stock at a rate of one share for every 0.7692 share of common stock. We guarantee the value of the redeemable convertible preferred stock at $0.78 per share. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of convertible preferred stock have a put right to require us to repurchase such shares in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board.

Given that the event may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB) is not solely within our control, this results in the classification of our convertible preferred stock recorded in the mezzanine section of our Condensed Consolidated Balance Sheets as of December 31, 2014.

In accordance with ASC 480-10-S99, as of December 31, 2014, we did not adjust the carrying value of the convertible preferred stock to its redemption value or recognize any changes in fair value as we did not consider it probable that the convertible preferred stock would become redeemable.

14.	STOCK COMPENSATION

Deferred Compensation — Unearned ESOP Shares

The fair value of Redeemable Convertible Preferred Stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Condensed Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate average annual fair value. Deferred compensation – unearned ESOP shares are relieved at the fair value, with any difference between the average fair value and the fair value shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $11.75 and $12.50 per share of Redeemable Convertible Preferred Stock at December 31, 2013 and 2014, respectively, resulting in an average fair value per share of $11.20 and $12.34 for the nine months ended December 31, 2013 and 2014, respectively. We recognized compensation expense of $2,317 and $2,690 for the three months ended December 31, 2013 and 2014, respectively, and $7,343 and $8,064 for the nine months ended December 31, 2013 and 2014, respectively, related to allocation of ESOP shares to participants for compensation.

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

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, which is determined with the assistance of an independent appraisal performed by a reputable valuation firm. We recognized total stock-based compensation expense under both plans of $1,256 and $1,178 for the three months ended December 31, 2013 and 2014, respectively, and $1,502 and $3,596 for the nine months ended December 31, 2013 and 2014, respectively, which was included with General and administrative expenses in our Condensed Consolidated Statements of Income. As of December 31, 2013 and 2014, there was a total of $8,103 and $4,133, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. We had approximately 1,097 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of December 31, 2014.

We estimate the fair value of stock options granted after April 1, 2006, using a Black-Scholes option-pricing model, with assumptions as follows:

	December 31,
	2013	2014
Expected stock price volatility	44%	40%
Risk-free interest rate	2.3	2.1
Weighted-average expected option life (years)	8	8
Dividend yield	.84	.86

2000 Plan

The stock option transactions as of the nine months ended December 31 are summarized as follows:

	2013			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,323	8.10	4.0	913	9.48	4.1
Issued	14	13.64	—	78	15.74	—
Exercised	141	6.82	—	87	7.56	—
Forfeited	5	10.77	—	3	15.74	—

Outstanding at end of period	1,191	8.30	3.5	901	10.18	4.0

Exercisable and vested at end of period	791	6.84	1.9	826	9.68	3.5

Unvested at end of period	400	11.16	6.7	75	15.74	9.6

Vested and expected to vest at end of period	1,078	8.08	4.5	779	10.16	7.8

As a result of the 2014 Initial Public Offering (See Note 1), all unvested stock options from prior issuances immediately vested. A new grant of 78 shares was issued in August 2014 at a fair market value of $15.74 per share. Vesting on this issuance will be recognized as expense as the awards vest over the remaining service period.

The following table summarizes information about the nonvested stock option grants as of the nine months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	428	$5.82
Granted	78	6.76
Vested	428	5.82
Forfeited	3	6.76

Unvested at end of period	75	$6.76

2013 Plan

The stock option transactions as of the nine months ended December 31, 2014 for the 2013 Stock Option Plan are summarized as follows:

	2013			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	—	—	—	1,911	13.64	9.4
Issued – equity classified	1,440	13.64	—	—	—	—
Issued – liability classified	518	13.64	—	—	—	—
Exercised	—	13.64	—	—	—	—
Forfeited – equity classified	47	13.64	—	—	—	—

Outstanding at end of period	1,911	13.64	9.7	1,911	13.64	8.7

Exercisable and vested at end of period	—	—	—	408	13.64	8.7

Unvested at end of period	1,911	13.64	9.7	1,503	13.64	8.7

Vested and expected to vest at end of period	1,704	13.64	9.7	1,881	13.64	8.7

Fair value of options granted during the period	6.22	—	—	—	—	—

The following table summarizes information about the nonvested stock option grants as of December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,911	$6.22
Granted	—	—
Vested	408	13.64
Forfeited	—	—

Unvested at end of period	1,503	$6.22

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan for which restricted stock awards may be granted to certain key employees. The restricted stock will vest ratably over a five-year period from the original restricted stock grant date with the risk of forfeiture being stipulated only by the employees’ continuous employment by ADS. A portion of the grants vested immediately. Under the restricted stock plan, the vested shares granted are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on nonforfeited shares. The Company recognized compensation expense of $(40) and $78 for the three months ended December 31, 2013 and 2014, respectively, and $1,138 and $1,626 for the nine months ended December 31, 2013 and 2014, respectively, relating to the issuance of these shares; of this amount, $385 and $0 relates to the restricted shares that vested immediately during the nine months ended December 31, 2013 and 2014, respectively. We had approximately 333 shares available for granting under this plan as of December 31, 2014.

The following table summarizes information about the unvested restricted stock grants as of December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	311	$12.40
Granted	—	—
Vested	123	10.99
Forfeited	3	10.66

Unvested at end of period	185	$11.45

We expect most, if not all, restricted stock grants to vest.

As of December 31, 2014, there was approximately $1,723 of unrecognized compensation expense related to the restricted stock that will be recognized over the remaining service period.

Non-Employee Director Compensation Plan

On June 18, 2014, the Company amended its then-existing Stockholders’ Agreement to authorize shares of stock to be granted to non-employee members of its Board of Directors. The number of shares authorized amounted to 282. The shares typically vest one year from the date of issuance. Under this stock plan, the vested shares granted are considered issued and outstanding. Non-employee directors with this stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights. On September 6, 2014, a total of 48 shares were granted to seven directors at a fair market value of $18.88 per share. These shares will vest on February 27, 2015. The Company recognized compensation expense of $0 and $286 for the three months ended December 31, 2013 and 2014, respectively, and $0 and $736 for the nine months ended December 31, 2013 and 2014, respectively, relating to the issuance of these shares. We had approximately 234 shares available for granting under this plan as of December 31, 2014.

The following table summarizes information about the unvested Non-Employee Director Compensation stock grants as of December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	48	18.88
Vested	—	—
Forfeited	—	—

Unvested at end of period	48	$18.88

We expect all the stock grants to vest.

As of December 31, 2014, there was approximately $164 of unrecognized compensation expense related to the restricted stock that will be recognized over the remaining service period.

15.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events, such as provision to return adjustments. For the nine months ended December 31, 2013 and 2014, the Company utilized an effective tax rate of 61.7% and 36.6%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the first nine months of fiscal 2014 was primarily driven by the expected special dividend payment to participants in the ESOP Plan, which increased the effective tax rate by 19%. In accordance with ASC 740-270, “Income Taxes – Interim Reporting,” the Company’s expected annual effective tax rate for fiscal year 2015 based on all known variables is 36.6%.

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common shareholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income per share assumes the Redeemable Convertible Preferred Stock would be cash settled through the effective date of the IPO on July 25, 2014, as we have the choice of settling in cash or shares and we have demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, Management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through December 31, 2014, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s Redeemable Common Stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following table presents information necessary to calculate net income per share for the three and nine months ended December 31, 2013 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2013	2014	2013	2014
NET (LOSS) INCOME PER SHARE - BASIC:
Net (loss) income attributable to ADS	$(10,324)	$(367)	$23,294	$36,264
Adjustment for:
Change in fair value of Redeemable Convertible Preferred Stock	(4,697)	—	(8,492)	(11,054)
Dividends to Redeemable Convertible Preferred Stockholders	(209)	(298)	(640)	(377)
Dividends paid to unvested restricted stockholders	(8)	(9)	(47)	(9)

Net (loss) income available to common stockholders and participating securities	(15,238)	(674)	14,115	24,824
Undistributed income allocated to participating securities	—	—	(1,184)	(2,650)

Net (loss) income available to common stockholders – Basic	(15,238)	(674)	12,931	22,174
Weighted average number of common shares outstanding – Basic	47,251	52,986	46,976	50,691

Net (loss) income per common share – Basic	$(0.32)	$(0.01)	$0.28	$0.44

NET (LOSS) INCOME PER SHARE - DILUTED:
Net (loss) income available to common stockholders – Basic	$(15,238)	$(674)	$12,931	$22,174
Undistributed income allocated to participating securities	—	—	—	—

Net (loss) income available to common stockholders – Diluted	(15,238)	(674)	12,931	22,174
Weighted average number of common shares outstanding – Basic	47,251	52,986	46,976	50,691
Assumed conversion of preferred stock	—	—	—	—
Assumed exercise of stock options	—	—	504	515

Weighted average number of common shares outstanding – Diluted	47,251	52,986	47,480	51,206

Net (loss) income per common share – Diluted	$(0.32)	$(0.01)	$0.27	$0.43

Potentially dilutive securities excluded as anti-dilutive	99	6,560	94	3,808

17.	BUSINESS SEGMENTS INFORMATION

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

International - Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures, with best-in-class local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. We have been serving the Canadian market through Hancor of Canada since 2003. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our joint venture through Tigre ADS is our primary channel to serve the South American markets. Our product line includes Singlewall pipe, N-12 HDPE pipe, and N-12 High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three and nine months ended December 31, 2013 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014
Domestic
Pipe	171,361	179,275	584,567	638,454
Allied Products	55,308	59,236	193,763	211,181

Total Domestic	$226,669	$238,511	$778,330	$849,635

International
Pipe	28,477	33,212	88,126	99,571
Allied Products	6,289	6,453	21,321	21,991

Total International	$34,766	$39,665	109,447	121,562

Total net sales	$261,435	$278,176	$887,777	$971,197

The following sets forth certain additional financial information attributable to our reportable segments for the three and nine months ended December 31, 2013, and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014
Net sales
Domestic	226,669	238,511	778,330	849,635
International	34,766	39,665	109,447	121,562

Total	$261,435	$278,176	$887,777	$971,197

Gross profit
Domestic	42,588	43,549	165,418	182,911
International	7,176	6,568	23,568	21,681

Total	$49,764	$50,117	$188,986	$204,592

Segment Adjusted EBITDA
Domestic	26,362	25,405	118,242	127,298
International	3,096	2,279	12,325	10,049

Total	$29,458	$27,684	$130,567	$137,347

Interest expense, net
Domestic	3,882	4,047	11,815	12,985
International	11	9	45	24

Total	$3,893	$4,056	$11,860	$13,009

Capital expenditures
Domestic	4,841	4,822	24,087	19,657
International	556	1,012	3,010	1,820

Total	$5,397	$5,834	$27,097	$21,477

Depreciation and amortization
Domestic	12,870	12,262	38,439	37,214
International	1,187	1,242	3,606	3,776

Total	$14,057	$13,504	$42,045	$40,990

Equity in net income (loss) of unconsolidated affiliates
Domestic	112	(92)	226	312
International	(481)	(356)	(940)	(1,383)

Total	$(369)	$(448)	$(714)	$(1,071)

The following sets forth certain additional financial information attributable to our reporting segments as of March 31, 2014 and December 31, 2014, respectively

	March 31, 2014	December 31, 2014
Investment in unconsolidated affiliates
Domestic	$5,202	$8,531
International	20,029	21,127

Total	$25,231	$29,658

Total identifiable assets
Domestic	$835,736	$807,188
International	115,167	117,646
Eliminations	(13,308)	(13,199)

Total	$937,595	$911,635

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net (Loss) Income

	Three Months Ended December 31,
(Amounts in thousands)	2013		2014
	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net (Loss) Income:
Net (loss) income attributable to ADS	$(10,840)	$516	$(935)	$568
Depreciation and amortization (a)	12,868	1,543	12,465	1,633
Interest expense, net	3,882	11	4,047	9
Income tax expense (benefit)	17,103	434	(1,495)	247

Segment EBITDA	23,013	2,504	14,082	2,457
Derivative fair value adjustments	(184)	—	6,310	(256)
Foreign currency transaction losses (gains)	—	338	—	(561)
Unconsolidated affiliates interest and tax	—	119	445	315
Management fee to minority interest holder JV	—	135	—	324
Share-based compensation	1,216	—	1,542	—
ESOP deferred compensation	2,317	—	2,690	—
Transaction costs (b)	—	—	336	—

Segment Adjusted EBITDA	$26,362	$3,096	$25,405	$2,279

(a)	Includes our proportionate share of depreciation and amortization expense of $354 and $594 related to our South American joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income

	Nine Months Ended December 31,
(Amounts in thousands)	2013		2014
	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income:
Net income attributable to ADS	$18,835	$4,459	$33,119	$3,145
Depreciation and amortization (a)	38,439	4,637	37,863	4,993
Interest expense, net	11,815	45	12,985	24
Income tax expense	38,998	1,847	21,246	1,263

Segment EBITDA	108,087	10,988	105,213	9,425
Derivative fair value adjustments	54	—	6,473	(256)
Foreign currency transaction losses (gains)	—	251	—	(636)
Unconsolidated affiliates interest and tax	—	347	539	634
Management fee to minority interest holder JV	—	739	—	882
Share-based compensation	2,640	—	5,958	—
ESOP deferred compensation	7,343	—	8,064	—
Transaction costs (b)	118	—	1,051	—

Segment Adjusted EBITDA	$118,242	$12,325	$127,298	$10,049

(a)	Includes our proportionate share of depreciation and amortization expense of $1,031 and $1,866 related to our South American joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the nine months ended December 31, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

18.	SUBSEQUENT EVENTS

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were issued.

On January 30, 2015, Hancor of Canada, a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Drain Tile Limited and Wave Plastics Inc., the sole partners of Ideal Pipe of Canada. Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including non-residential, residential, agriculture, and infrastructure applications. The acquisition further strengthens our positions in Canada by increasing our size and scale in the market, as well as enhancing our manufacturing, marketing and distribution capabilities. The purchase price of Ideal Pipe of Canada was $56,800 Canadian dollars, financed through our existing line of credit facility. We acquired certain assets and liabilities including accounts receivable, inventory, property plant and equipment, intangible and other assets and accrued liabilities. The Company will account for this acquisition in accordance with ASC 805. Pro forma results and other expanded disclosures prescribed by ASC 805 have not been presented as the Company has not begun the process of completing the preliminary purchase accounting.

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

Overview

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In North America, our national footprint combined with our strong local presence and broad product offering makes us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the markets we serve in the United States represent approximately $12.0 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity.

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

On July 30, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 30, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses of approximately $7.0 million, we used the net proceeds of $72.1 million to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

On December 9, 2014, we completed a Secondary Public Offering of our common stock, which resulted in the sale of 10,000 shares of common stock by a certain selling stockholder of the Company at a public offering price of $21.25. We did not receive any proceeds from the sale of shares by the selling stockholder. A registration statement related to these securities was declared effective by the SEC on December 3, 2014.

On December 15, 2014, an additional 1,500 shares of common stock were sold by a certain selling stockholder of the Company as a result of the full exercise by the underwriters of the over-allotment option granted by the selling stockholder to the underwriters in connection with the Secondary Public Offering. The shares were sold at the public offering price of $21.25 per share. The Company did not receive any proceeds from the sale of such additional shares.

Results of Operations

Three Months Ended December 31, 2014 Compared With Three Months Ended December 31, 2013

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the three months ended December 31, 2014 and 2013. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	Three Months Ended December 31, 2013	% of Net Sales	Three Months Ended December 31, 2014	% of Net Sales	% Variance
Net Sales	$261,435	100.0%	$278,176	100.0%	6.4%
Cost of goods sold	211,671	81.0	228,059	82.0	7.7

Gross Profit	49,764	19.0	50,117	18.0	0.7
Selling expenses	16,590	6.3	19,275	6.9	16.2
General and administrative expenses	18,778	7.2	19,519	7.0	3.9
Intangible amortization	2,854	1.1	2,356	0.8	(17.4)

Income from operations	11,542	4.4	8,967	3.3	(22.3)
Interest expense	3,893	1.5	4,056	1.5	4.2
Other miscellaneous (income) expense, net	(418)	(0.2)	5,212	1.9	(1,346.9)

Income (loss) before income taxes	8,067	3.1	(301)	(0.1)	(103.7)
Income tax expense (benefit)	17,537	6.7	(1,248)	(0.4)	(107.1)
Equity in net loss of unconsolidated affiliates	369	0.1	448	0.2	21.4

Net (loss) income	(9,839)	(3.8)	499	(0.3)	(105.1)
Less net income attributable to the non-controlling interests	485	0.2	866	0.3	78.6

Net loss attributable to ADS	$(10,324)	(3.9)%	$(367)	0.0%	(96.4)

Other financial data:
Adjusted EBITDA (a)	29,458	11.3%	27,684	10.0%	(6.0)%
System-Wide Net Sales (a)	278,040	106.4%	299,740	107.8%	7.8%
Adjusted Earnings Per Fully Converted Share – Basic (a)	$(0.12)	—	$0.03	—	125.0%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Three Months Ended December 31,
(Amounts in thousands)	2013	2014
Domestic
Pipe	$171,361	$179,275
Allied Products	55,308	59,236

Total Domestic	226,669	238,511

International
Pipe	28,477	33,212
Allied Products	6,289	6,453

Total International	34,766	39,665

Total Consolidated Net Sales	$261,435	$278,176

Net sales for the third quarter ended December 31, 2014 totaled $278.2 million, increasing $16.7 million, or 6.4%, over the comparable prior year period.

Domestic net sales increased $11.8 million, or 5.2%, for the third quarter ended December 31, 2014, as compared to the prior year period. The increase in domestic sales was due to continued strong sales growth in the non-residential (up 10.4%) and residential (up 8.8%) markets; offsetting a 1.2% and 4.9% decline in infrastructure and agricultural sales, respectively. The sales growth was broken down between our pipe and Allied Products, which increased $7.9 million and $3.9 million, respectively, for the three months ended December 31, 2014. Domestic pipe sales increased $7.9 million, or 4.6%, due to continued growth in our N-12 and N-12 HP product lines offsetting lower agricultural singlewall sales. Pipe selling prices increased 4.4% as compared to the prior year. Allied Product sales increased $3.9 million, or 7.1%, led by our Nyloplast, StormTech, Inserta Tee and FleXstorm product lines. Excluding $1.8 million of Allied Product lines sold in third quarter fiscal 2014, Allied Product sales increased $5.7 million, or 10.7%, for the three months ended December 31, 2014 as compared to prior year sales of continuing products.

International net sales for the third quarter ended December 31, 2014 increased $4.9 million, or 14.1%, over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Strong sales in the Canadian agricultural markets as well as continued acceptance and sales growth of Allied Products across all end markets led to the increase in third quarter net sales, offsetting the negative currency impact of the weakening Canadian dollar. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in increased third quarter net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales for the third quarter ended December 31, 2014 were $299.7 million, an increase of $21.7 million, or 7.8%, over System-Wide Net Sales of $278.0 million for the third quarter of fiscal 2014. Net sales at our South American Joint Venture operation were up slightly compared to the prior year period. Net sales growth from our domestic joint ventures (Tigre-ADS USA and Baysaver) provided a combined increase of $4.5 million in net sales for the unconsolidated joint ventures for the three months ended December 31 2014, as compared to the prior year period. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our Baysaver Joint Venture was formed in the second quarter of fiscal year 2014.

Gross profit

Gross profit for the third quarter ended December 31, 2014 increased $0.4 million, or 0.7%, over the comparable period for fiscal year 2014.

Domestic gross profit increased $1.0 million, or 2.3%, to $43.6 million for the three months ended December 31, 2014 as compared to $42.6 million during the prior year. The increase was primarily due to sales growth in our higher margin Allied Product lines, which increased gross margin by $2.9 million, partially offset by a decrease in the pipe product gross margin of $1.9 million for the three months ended December 31, 2014 as compared to the prior year. Raw material prices increased 13.6% as compared to the prior year period due to virgin and non-virgin resin prices spiking higher in the third quarter of fiscal 2015. Freight costs totaled 9.1% of domestic net sales for the three months ended December 31, 2014, compared to 10.3% for the prior year period helped by diesel fuel prices moving lower late in the quarter.

International gross profit decreased $0.6 million, or 8.5%, for the third quarter of fiscal year 2015 over the comparable fiscal year 2014 period despite the strong sales growth in the quarter due to margin pressures. Gross margins were negatively impacted by the continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices in the third quarter. Raw material prices (which are primarily purchased in U.S. dollars for all International operations) also moved sharply higher, further contributing to the declining gross profit for the three months ended December 31, 2014.

Gross margin as a percentage of net sales totaled 18.0% for the third quarter ended December 31, 2014 as compared to 19.0% for the comparable third quarter fiscal 2014.

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

Selling expenses for the three months ended December 31, 2014 increased $2.7 million, or 16.2%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses increased to 6.9% for the third quarter of fiscal 2015 as compared to 6.3% in the prior year.

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

General and administrative expenses for the three months ended December 31, 2014 increased $0.7 million, or 3.9%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash compensation of $0.3 million and higher professional fees of $0.8 million, offset by lower corporate overhead expenses of $0.4 million.

The $0.8 million increase in professional fees was due to services of $0.3 million in connection with the Secondary Public Offering and additional audit, professional and consulting fees of $0.5 million associated with being a public company.

Intangibles amortization

Intangibles amortization for the three months ended December 31, 2014 decreased $0.5 million, or 17.4%, over the comparable fiscal year 2014 period. The $0.5 million decrease was due to lower amortization of intangibles from prior period acquisitions.

Interest expense

Interest expense for the three months ended December 31, 2014 increased $0.2 million, or 4.2%, over the comparable fiscal year 2014 period. The increase in the current year third quarter was due to a higher average interest rate on our outstanding indebtedness and a higher average long term debt balance. Our Long Term Debt was reduced by over $59.2 million in the third quarter of fiscal 2015

Other miscellaneous expenses, net

Miscellaneous expense increased $5.6 million over the comparable prior year period. The increase in the net expense was primarily due to unfavorable mark-to-market adjustments of $6.2 million for changes in fair value on derivative contracts (diesel fuel hedges and raw material derivatives) and $0.3 million of other miscellaneous expense, partially offset by $0.9 million of income related to unrealized currency gains in our International operations.

Income tax expense

For the three months ended December 31, 2013 and 2014, the Company recorded an income tax provision of $17.5 million and an income tax benefit of $1.2 million, respectively. The effective tax rate for the third quarter of fiscal 2014 was primarily driven by the expected special dividend payment to participants in the Company’s ESOP, which increased the effective tax rate by 19%. The effective tax rate for the third quarter of fiscal 2015 was primarily driven by lower income before income taxes in our Domestic operation and $1.9 million of discrete items related to favorable provision to return adjustments realized in the filing of federal and state tax returns.

Net loss attributed to ADS and Net loss per share

Third quarter net loss attributable to ADS for fiscal year 2015 of approximately $0.4 million improved from the preceding fiscal year’s net loss attributable to ADS for the quarter of $10.3 million, as influenced by the factors noted above. Net loss per share for the third quarter fiscal year 2015 totaled $0.01 per basic and diluted share, as compared to a net loss of $0.32 per basic and diluted share recorded in the comparable prior year period.

Adjusted EBITDA

	Three Months Ended December 31,
(Amounts in thousands)	2013	2014	% Change
Domestic	$26,362	$25,405	(3.6)%
International	3,096	2,279	(26.4)%

Total adjusted EBITDA	$29,458	27,684	(6.0)%

As a percentage of net sales	11.3%	10.0%

Adjusted EBITDA for the third quarter of fiscal year 2015 decreased by $1.8 million, or 6.0%, over the comparable fiscal year 2014 period.

Domestic adjusted EBITDA totaled $25.4 million for the three months ended December 31, 2014, compared to $26.4 million for the prior year third quarter. International adjusted EBITDA totaled $2.3 million for the third quarter of fiscal 2015, compared to $3.1 million for the prior year period.

Adjusted EBITDA as a percentage of net sales totaled 10.0% for the three months ended December 31, 2014, compared to 11.3% for the prior year third quarter.

Nine Months Ended December 31, 2014 Compared With Nine Months Ended December 31, 2013

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the nine months ended December 31, 2014 and 2013. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	Nine Months Ended December 31, 2013	% of Net Sales	Nine Months Ended December 31, 2014	% of Net Sales	% Variance
Net Sales	$887,777	100.0%	$971,197	100.0%	9.4%
Cost of goods sold	698,791	78.7	766,605	78.9	9.7

Gross Profit	188,986	21.3	204,592	21.1	8.3
Selling expenses	52,433	5.9	58,283	6.0	11.2
General and administrative expenses	54,354	6.1	58,930	6.1	8.4
Gain on sale of business	(4,848)	(0.5)	—	—	(100.0)
Intangible amortization	8,576	1.0	7,635	0.8	(11.0)

Income from operations	78,471	8.8	79,744	8.2	1.6
Interest expense	11,860	1.3	13,009	1.3	9.7
Other miscellaneous expenses, net	398	0.0	5,219	0.5	1,211.3

Income before income taxes	66,213	7.5	61,516	6.4	(7.1)
Income tax expense	40,845	4.6	22,509	2.3	(44.9)
Equity in net loss of unconsolidated affiliates	714	0.1	1,071	0.1	50.0

Net income	24,654	2.8	37,936	4.0	53.9
Less net income attributable to the non-controlling interests	1,360	0.2	1,672	0.2	22.9

Net income attributable to ADS	$23,294	2.6%	36,264	3.8%	55.7

Other financial data:
Adjusted EBITDA (a)	130,567	14.7%	137,347	14.1%	5.2%
System-Wide Net Sales (a)	939,683	105.8%	1,036,447	106.7%	10.3%
Adjusted Earnings Per Fully Converted Share (a)	$0.45	—	$0.62	—	37.8%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Nine Months Ended December 31,
(Amounts in thousands)	2013	2014
Domestic
Pipe	$584,567	$638,454
Allied Products	193,763	211,181

Total Domestic	$778,330	$849,635

International
Pipe	$88,126	$99,571
Allied Products	21,321	21,991

Total International	109,447	121,562

Total Consolidated Net Sales	$887,777	$971,197

Net sales totaled $971.2 million for the nine months ended December 31, 2014, increasing $83.4 million, or 9.4%, over the comparable period for fiscal year 2014.

Domestic net sales increased $71.3 million, or 9.2%, for the nine months ended December 31, 2014, as compared to prior year period. The increase in domestic sales was due to continued strong sales growth in the non-residential (up 14.4%), infrastructure (up 15.5%), and residential (up 8.6%) markets; offsetting a 5.4% decline in Agricultural sales due to less drainage work in fiscal 2015. The sales growth was broken down between our pipe and Allied Products, which increased $53.9 million and $17.4 million, respectively, for the nine months ended December 31, 2014. Domestic pipe sales increased $53.9 million, or 9.2%, due to continued growth in our N-12 and N-12 HP product lines offsetting lower Agricultural singlewall sales. Allied Product sales increased $17.4 million, or 9.0%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. Excluding $6.9 million in sales of Allied Product lines sold in fiscal 2014, Allied Product sales increased $24.3 million, or 13.0%, for the nine months ended December 31, 2014 as compared to prior year sales of continuing products. Pipe selling prices increased 5.3% as compared to the prior year. After the nine months ended December 31, 2014, domestic sales were broken down as follows: Non-Residential - 51.8%, Residential – 19.1%, Agriculture – 18.5%, and Infrastructure – 10.6%.

International net sales increased $12.1 million, or 11.1%, for the nine months ended December 31, 2014 over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Strong sales in the Canadian agricultural markets as well as continued acceptance and sales growth of Allied Products across all end markets led to the increase in third quarter net sales. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in the increased nine month net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales were $1,036.4 million for the first nine months of fiscal year 2015, an increase of $96.8 million, or 10.3%, over System-Wide Net Sales of $939.7 million for the first nine months of fiscal year 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to reduced public spending. Net sales from our domestic joint ventures (Tigre-ADS USA and Baysaver) provided a combined increase of $15.9 million in net sales for unconsolidated joint ventures for the nine months ended December 31, 2014 as compared to the prior year. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our Baysaver Joint Venture was formed in the second quarter of fiscal year 2014.

Gross profit

Gross profit for the nine months ended December 31, 2014 increased $15.6 million, or 8.3%, over the comparable prior year period.

Domestic gross profit increased $17.5 million, or 10.6%, to $182.9 million for the nine months ended December 31, 2014 as compared to $165.4 million during the prior year. The increase was primarily due to sales growth in our N-12 and N-12 HP pipe product lines and higher margin Allied Product lines, which increased gross margin by $4.9 million and $12.6 million, respectively, for the nine months ended December 31, 2014 as compared to the prior year. Raw material prices increased 10.8% due to higher virgin and non-virgin resin prices for the first nine months of fiscal 2015 as compared to the prior year period. Freight costs totaled 9.2% of domestic net sales for the nine months ended December 31, 2014, compared to 9.7% for the prior year period.

International gross profit decreased $1.9 million, or 8.0%, for the first nine months of fiscal year 2015 over the comparable fiscal year 2014 period. International pipe gross profit decreased $1.4 million, or 8.2%, primarily due to the impact of continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices, especially in the second and third quarters. Raw material prices (which are primarily purchased in U.S. dollars for all International operations) moved higher, and higher freight costs compared to the prior year period also contributed to the declining pipe gross profit for the nine months ended December 31, 2014.

Gross margin as a percentage of net sales totaled 21.1% for the nine months ended December 31, 2014 as compared to 21.3% for the prior year.

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

Selling expenses for the nine months ended December 31, 2014 increased $5.9 million, or 11.2%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses increased to 6.0% for the first nine months of fiscal 2015 as compared to 5.9% in the prior year.

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

General and administrative expenses for the nine months ended December 31, 2014 increased $4.6 million, or 8.4%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock based compensation of $3.3 million and higher professional fees of $1.7 million, partially offset by reduced corporate overhead expenses of $0.4 million.

The $3.3 million increase in non-cash stock based compensation was due to a $2.2 million increase in non-cash compensation related to our stock option plans, primarily the 2013 stock option plan that was implemented late in the second quarter of fiscal 2014, $0.4 million of accelerated non-cash compensation related to immediate vesting of certain restricted stock shares as a result of the initial public offering, and $0.7 million of non-cash compensation expense related to the non-employee director compensation stock plan created in the second quarter of fiscal 2015.

The $1.7 million increase in professional fees was due to audit services of $0.8 million in connection with the IPO, $0.3 million in professional fees due to the Secondary Public Offering, and additional professional and consulting fees of $0.6 million associated with being a public company.

Gain on sale of business

Gain on sale of business for the nine months ended December 31, 2014 was zero compared to $4.8 million over the comparable prior year period. The Company sold its Draintech product line during the first quarter of fiscal year 2014.

Intangibles amortization

Intangibles amortization for the nine months ended December 31, 2014 decreased $0.9 million, or 11.0%, over the comparable prior year period. The $0.9 million decrease was due to less amortization of intangibles from prior period acquisitions.

Interest expense

Interest expense for the nine months ended December 31, 2014 increased $1.1 million, or 9.7%, over the comparable prior year period. The increase was due to a higher average interest rate on our outstanding indebtedness and a higher average outstanding balance in addition to a 2% surcharge on our shelf notes paid during the first quarter of fiscal 2015 due to our leverage ratio of Adjusted EBITDA to Funded Debt exceeding 3 times at June 30, 2014. The surcharge increased interest expense by $0.5 million. We repaid a portion of our outstanding indebtedness with the $72.1 million of net proceeds from our IPO, which closed on July 30, 2014. This repayment reduced our leverage ratio below 3 times at September 30, 2014 and eliminated the surcharge on the shelf notes for the second and third quarter of fiscal 2015. The leverage ratio dropped to 2.28 times at December 31, 2014, primarily due to $59.2 million of Long Term Debt reduction in the third quarter of fiscal 2015.

Other miscellaneous expenses, net

Miscellaneous expense increased $4.8 million over the comparable prior year period. The increase in the net expense was primarily due to unfavorable mark-to-market adjustments of $6.2 million for changes in fair value on derivative contracts (diesel fuel hedges and raw material derivatives), partially offset by $0.9 million of income related to unrealized currency gains in our International operations and $0.5 million of other miscellaneous income.

Income tax expense

For the nine months ended December 31, 2013 and 2014, the Company recorded income tax provisions of $40.8 million and $22.5 million, respectively, which represents an effective tax rate of 61.7% and 36.6%, respectively. The effective tax rate for the first nine months of fiscal 2014 was primarily driven by the expected special dividend payment to participants in the Company’s ESOP, which increased the effective tax rate by 19%. The effective tax rate for the first nine months of the fiscal 2015 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of Schedule M items in our tax calculations.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity net loss for the nine months ended December 31, 2014 increased $0.4 million to a net loss of $1.1 million over the comparable prior year period. The increase was primarily due to the $1.4 million equity loss from our South American Joint Venture operations which increased $0.4 million compared to the prior year period. Continued softness in the mining markets and an overall construction slowdown due to reduced public spending contributed to the increased loss. Offsetting this increase was equity income from our domestic joint ventures of $0.3 million, which increased slightly over the comparable prior year period.

Income attributed to non-controlling interests

Non controlling interests represent income attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Income attributed to non-controlling interests increased $0.3 million for the nine months ended December 31, 2014 to income of $1.7 million compared to $1.4 million for the comparable prior year period.

Net income attributed to ADS and Net income per share

Year- to-date net income attributable to ADS of approximately $36.3 million increased from the preceding fiscal year’s net income attributable to ADS of $23.3 million, as influenced by the factors noted above. Net income per share for the first nine months of fiscal year 2015 totaled $0.44 basic and $0.43 diluted share, respectively, as compared to $0.28 and $0.27 per basic and diluted share, respectively, recorded in the comparable prior year period. The income per share for the nine months ended December 31, 2014 is impacted by changes in fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders.

Adjusted EBITDA

	Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	% Change
Domestic	$118,242	$127,298	7.7%
International	12,325	10,049	(18.5)%

Total adjusted EBITDA	$130,567	$137,347	5.2%

As a percentage of net sales	14.7%	14.1%

Adjusted EBITDA for the first nine months of fiscal year 2015 increased by $6.8 million, or 5.2%, over the comparable fiscal year 2014 period. Excluding the impact of the one-time $4.8 million gain from the sale of the Draintech business during the first quarter of fiscal 2014, adjusted EBITDA increased $11.6 million, or 9.2%, for the nine months ended December 31, 2014 as compared to the prior year ($137.3 million compared to an adjusted $125.7 million for the prior year).

Domestic adjusted EBITDA totaled $127.3 million for the nine months ended December 31, 2014, compared to $118.2 million in the prior year (which included the impact of the one-time $4.8 million gain on the sale of the Draintech business). International adjusted EBITDA totaled $10.0 million for the first nine months of fiscal 2015 compared to $12.3 million in the prior period.

Adjusted EBITDA as a percentage of net sales totaled 14.1% for the nine months ended December 31, 2014, compared to 14.7% for the prior year. Excluding the impact of the one-time gain on adjusted EBITDA in the first quarter of fiscal 2014, adjusted EBITDA as a percentage of net sales would have been 14.2%.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, System-Wide Net Sales, Adjusted Earnings Per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

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

The following table presents a reconciliation of Adjusted EBITDA to Net (Loss) Income attributable to ADS, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013	2014	2013	2014
Net (loss) income attributable to ADS	$(10,324)	$(367)	$23,294	$36,264
Depreciation and amortization (a)	14,411	14,098	43,076	42,856
Interest expense, net	3,893	4,056	11,860	13,009
Income tax expense (benefit)	17,537	(1,248)	40,845	22,509

EBITDA	25,517	16,539	119,075	114,638
Derivative fair value adjustments	(184)	6,054	54	6,217
Foreign currency transaction losses (gains)	338	(561)	251	(636)
Unconsolidated affiliates interest and tax	119	760	347	1,173
Management fee to minority interest holder JV	135	324	739	882
Share-based compensation	1,216	1,542	2,640	5,958
ESOP deferred compensation	2,317	2,690	7,343	8,064
Transaction costs (b)	—	336	118	1,051

Adjusted EBITDA	$29,458	$27,684	$130,567	$137,347

(a)	Includes our proportionate share of depreciation and amortization expense of $354 and $594 for the three months ended December 31, 2013 and 2014, respectively, and $1,031 and $1,866 for the nine months ended December 31, 2013 and 2014, respectively, related to our South American joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net (Loss) Income attributable to ADS, the most comparable GAAP measure, for each of the periods indicated:

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net (Loss) Income

	Three Months Ended December 31,		Three Months Ended December 31,
(Amounts in thousands)	2013		2014
	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net (Loss) Income
Net (loss) income attributable to ADS	$(10,840)	$516	$(935)	$568
Depreciation and amortization (a)	12,868	1,543	12,465	1,633
Interest expense, net	3,882	11	4,047	9
Income tax expense (benefit)	17,103	434	(1,495)	247

Segment EBITDA	23,013	2,504	14,082	2,457
Derivative fair value adjustments	(184)	—	6,310	(256)
Foreign currency transaction losses (gains)	—	338	—	(561)
Unconsolidated affiliates interest and tax	—	119	445	315
Management fee to minority interest holder JV	—	135	—	324
Share-based compensation	1,216	—	1,542	—
ESOP deferred compensation	2,317	—	2,690	—
Transaction costs (b)	—	—	336	—

Segment Adjusted EBITDA	$26,362	$3,096	$25,405	$2,279

(a)	Includes our proportionate share of depreciation and amortization expense of $354 and $594 related to our South American joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net Income

	Nine Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2013		2014
	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income
Net income attributable to ADS	$18,835	$4,459	$33,119	$3,145
Depreciation and amortization (a)	38,439	4,637	37,863	4,993
Interest expense, net	11,815	45	12,985	24
Income tax expense	38,998	1,847	21,246	1,263

Segment EBITDA	108,087	10,988	105,213	9,425
Derivative fair value adjustments	54	—	6,473	(256)
Foreign currency transaction losses (gains)	—	251	—	(636)
Unconsolidated affiliates interest and tax	—	347	539	634
Management fee to minority interest holder JV	—	739	—	882
Share-based compensation	2,640	—	5,958	—
ESOP deferred compensation	7,343	—	8,064	—
Transaction costs (b)	118	—	1,051	—

Segment Adjusted EBITDA	$118,242	$12,325	$127,298	$10,049

(a)	Includes our proportionate share of depreciation and amortization expense of $1,031 and $1,866 related to our South American joint venture, BaySaver joint venture and Tigre-ADS USA joint venture, which is included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Income for the nine months ended December 31, 2013 and 2014, respectively.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

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

The reconciliation of our System-Wide Net Sales to net sales is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2014	2013	2014
Reconciliation of System-Wide Net Sales to Net Sales
Net sales	$261,435	$278,176	$887,777	$971,197
Net sales associated with our unconsolidated affiliates:
South American Joint Venture (a)	14,628	15,046	48,314	45,742
BaySaver Joint Venture (b)	1,977	2,913	3,592	8,673
Tigre-ADS USA Joint Venture (c)	—	3,605	—	10,835

System-Wide Net Sales	$278,040	$299,740	$939,683	$1,036,447

(a)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver Joint Venture.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA Joint Venture.

Adjusted Earnings per Fully Converted Share, Adjusted Net Income, and Weighted Average Fully Converted Common Shares Outstanding. Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding, which are non-GAAP measures, are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP), Adjusted Net Income (Non-GAAP), and Weighted average fully converted common shares outstanding (Non-GAAP), by adjusting our Net income per share - Basic and Weighted average common shares outstanding – Basic, the most comparable GAAP measures.

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

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP), Adjusted Net Income (Non-GAAP), and the Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP) to our Net Income attributable to ADS, Net income per share and corresponding Weighted average common shares outstanding amounts, the most comparable GAAP measures, for each of the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2013	2014	2013	2014

Net (loss) income available to common shareholders	$(15,238)	$(674)	$12,931	$22,174

Weighted Average Common Shares Outstanding – Basic	47,251	52,986	46,976	50,691

Net (loss) income per share - Basic	$(0.32)	$(0.01)	$0.28	$0.44

Adjustments to net (loss) income available to common shareholders:
Change in fair value of Redeemable Convertible Preferred Stock	4,697	—	8,492	11,054
Dividends to Redeemable Convertible Preferred Stockholders	209	298	640	377

Dividends paid to unvested restricted stockholders	8	9	47	9

Undistributed income allocated to participating securities	—	—	1,184	2,650

Total adjustments to net income available to common shareholders	4,914	307	10,363	14,090

Net (loss) income attributable to ADS	$(10,324)	$(367)	$23,294	$36,264

Adjustments to net (loss) income attributable to ADS:
Fair value of ESOP Compensation related to Redeemable Convertible Preferred Stock	2,317	2,690	7,343	8,064

Adjusted net (loss) income – (Non-GAAP)	$(8,007)	$2,323	$30,637	$44,328

Adjustments to Weighted Average Common Shares Outstanding – Basic:

Unvested restricted shares	321	227	343	234

Redeemable Convertible Preferred shares	20,191	20,055	20,316	20,084

Total Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP)	67,763	73,268	67,635	71,009

Adjusted (Loss) Earnings Per Fully Converted Share (Non-GAAP)	$(0.12)	$0.03	$0.45	$0.62

Liquidity and Capital Resources

Our primary liquidity requirements are working capital, capital expenditures, debt service, and dividend payments for our convertible preferred stock and common stock. We have historically funded, and expect to continue to fund, our operation primarily through internally generated cash flow, debt financings and equity issuances. From time to time we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

As of December 31, 2014, we had $10.6 million in cash that was held by our foreign subsidiaries. Our intent is to reinvest our earnings in foreign subsidiaries. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction. No restrictions exist on our liquidity that is impacted by the significance of cash held by foreign subsidiaries.

Working Capital and Cash Flows

During the nine months ended December 31, 2014, our net increase in cash funds amounted to $6.8 million, compared to a net increase of $4.0 million for the nine months ended December 31, 2013. During the nine months ended December 31, 2014, our source of funds was primarily driven by higher operating earnings, net proceeds of $72.1 million from our IPO of common stock and non-cash charges (depreciation, amortization, ESOP and stock based compensation expense and mark-to-market adjustments for changes in fair value of derivative contracts). For the same period ending December 31, 2014, our use of cash was primarily driven by increased accounts receivable balances (up $16.2 million), spending for capital expenditures ($21.5 million), investments in joint ventures ($7.6 million) and repayment of $115.6 million of Long Term Debt. During the nine months ended December 31, 2013, our primary source of cash was also provided by operating earnings, borrowings on the Revolving Credit Facility and a new Private Shelf Note. For the nine months ended December 31, 2013, our use of cash was primarily due to increases in accounts receivable and for capital expenditures ($27.1 million) and repayment of $43.7 million of Long Term Debt.

As of December 31, 2014, we had $201.0 million in liquidity, including $10.8 million of cash and cash equivalents and $190.2 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of December 31, 2014, we had total consolidated indebtedness of approximately $338.4 million, down $115.6 million compared to March 31, 2014. We repaid a portion of our outstanding indebtedness with the $72.1 million of net proceeds from our initial public offering, which closed on July 30, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Nine Months Ended December 31,
(Amounts in thousands)	2013	2014
Statement of Cash Flows data:

Net cash from operating activities	$88,104	$85,404
Net cash from investing activities	(30,116)	(31,872)
Net cash from financing activities	(54,014)	(46,243)

Working Capital

Net working capital increased to $277.9 million as of December 31, 2014, from $263.9 million as of March 31, 2014, primarily due to the growth in accounts receivable of $16.2 million resulting from sales increases and a $21.8 million decrease in accounts payable, accrued expenses and other current liabilities. This change was partially offset by a decrease of $27.4 million in inventory.

Operating Cash Flows

During the nine months ended December 31, 2014, cash provided from operating activities was $85.4 million as compared with cash provided by operating activities of $88.1 million for the nine months ended December 31, 2013. Cash flow from operating activities during the nine months ended December 31, 2014 was impacted by moderately higher net income and share-based compensation compared to the prior period, offsetting an increase in the use of cash related to changes in accounts receivable and accounts payable. Cash flow from operating activities for the nine months ended December 31, 2013 was driven by higher revenues and favorable changes in working capital as well as a reduction of $4.8 million realized from the sale of assets for the Draintech product line.

Investing Cash Flows

During the nine months ended December 31, 2014, cash used for investing activities was $31.9 million, primarily due to $21.5 million for capital expenditures in support of operations, a $3.6 million investment in a domestic joint venture operation created in the first quarter fiscal 2015, and a $4.0 million investment in our international joint venture operation to support growth initiatives. During the nine months ended December 31, 2013, cash used for investing activities was $30.1 million, primarily due to capital expenditures in support of operations, net of $5.9 million in proceeds received from the sale of the Draintech product line.

Financing Cash Flows

During the nine months ended December 31, 2014, cash used from financing activities was $46.2 million, primarily due to utilizing our operating cash flow and $79.1 million of proceeds from the IPO to pay down debt of $115.6 million as well as payments for $2.3 million in dividends and $6.5 million for fees related to the IPO. During the nine months ended December 31, 2013, cash used in financing activities was $54.0 million, primarily due to utilizing our operating cash flow to pay down debt of $43.7 million as well as payments for $4.6 million in dividends and $3.9 million for redemption of redeemable convertible preferred stock.

Capital Expenditures

Capital expenditures totaled $21.5 million, and $27.1 million for the nine months ended December 31, 2014 and 2013, respectively. Our capital expenditures for the nine months ended December 31, 2014 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $35.0 million in fiscal year 2015. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2014, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Senior Loan Facilities

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Senior Loan Facilities consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million and (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100.0 million. The Senior Loan Facilities also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Senior Loan Facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Senior Loan Facilities are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Loan Facilities, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014. As of December 31, 2014, the outstanding principal drawn on the Revolving Credit Facility was $138.8 million, with $178.2 million available to be drawn. As of December 31, 2014, the outstanding principal balance of the Term Loan was $93.1 million.

We used the net proceeds of $72.1 million from the initial public offering, which closed on July 30, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Senior Loan Facilities, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014. As of December 31, 2014, there was no outstanding principal drawn on the revolving credit facility and the entire $12.0 million was available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100.0 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75.0 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25.0 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Description of Certain Indebtedness – Senior Notes” disclosed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014. We have no further amount available for issuance of senior notes under the private shelf agreement. At December 31, 2014 the outstanding principal balance on these notes was $100.0 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10.0 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Description of Certain Indebtedness” disclosed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014. We were in compliance with our debt covenants as of December 31, 2014.

Contractual Obligation as of December 31, 2014

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$338,425	$11,700	$71,755	$254,970	$—
Interest payments (2)	40,547	12,974	21,967	5,606	—
Operating leases	79,866	19,541	31,667	24,041	4,617
Contractual purchase obligations (3)	19,020	19,020	—	—	—

Total	$477,858	$63,235	$125,389	$284,617	$4,617

(1)	The current Revolving Credit Facility and Term Loan mature in June, 2018.
(2)	Based on applicable rates and pricing margins as of December 31, 2014, including interest rate swaps.
(3)	Purchase obligations include various commitments with vendors to purchase goods and services, primarily inventory, machinery, supplies and other equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in Note 8 of our Notes to Condensed Consolidated Financial Statements. As of December 31, 2014, our South American Joint Venture had approximately $12.2 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014.

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

Interest Rate Risk

We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.4 million based on our borrowings as of December 31, 2014. Assuming the Revolving Credit Facility is fully drawn, each 1% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.0 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of December 31, 2014. The first swap is a $50.0 million notional value, non-amortizing swap at a LIBOR rate of 0.86% which expires in September, 2016. A second $50.0 million notional value swap took effect on September 1, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

In addition, to the transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Condensed Consolidated Statement of Comprehensive Income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the direction and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We discussed in the Company’s Registration Statement on Form S-1 (File No. 333-200312), as amended (the “Registration Statement”), and our other filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our Registration Statement. The materialization of any risks and uncertainties identified in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements” contained in this report, together with those previously disclosed in the Registration Statement and our other filings with the SEC or those that are presently unforeseen, could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-looking Statements” contained in this report.

Item 2.	Unregistered Sale of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2015

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