Form 10-Q/A
period 2014-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-03-29
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

		Page

EXPLANATORY NOTE		1

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2014 (Restated), and March 31, 2014 (Restated)	2
	Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 (Restated) and 2013 (Restated)	3
	Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 (Restated) and 2013 (Restated)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 (Restated) and 2013 (Restated)	5
	Condensed Consolidated Statements of Stockholders’ Deficit and Mezzanine Equity for the three months ended June 30, 2014 (Restated) and 2013 (Restated)	6
	Notes to Condensed Consolidated Financial Statements (Restated)	7
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	44
ITEM 1A.	Risk Factors	44
ITEM 2.	Unregistered Sale of Equity Securities	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	44
ITEM 5.	Other Information	44
ITEM 6.	Exhibits	44

SIGNATURES		45

EXHIBIT INDEX		46

i

EXPLANATORY NOTE

During the preparation of its Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Advanced Drainage Systems, Inc. identified errors in its historical financial statements related to the accounting for leases, inventory, long-lived assets, ADS Mexicana, income taxes, and other items. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three months ended June 30, 2014 as originally filed with the Securities and Exchange Commission on September 5, 2014 (the “Original Form 10-Q”): ”): (i) Item 1 of Part I, “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 3 of Part I, “Quantitative and Qualitative Disclosures About Market Risk,” (iv) Item 4 of Part I, “Controls and Procedures,” (v) Item 1A of Part II, “Risk Factors,” and (vi) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.01, 31.02, 32.01 and 32.02, respectively, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, or have been changed; however, for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement.

This Form 10-Q/A is being filed concurrently with the Company’s Form 10-K for the year ended March 31, 2015 and Forms 10-Q/A for the periods ended September 30, 2014 and December 31, 2014.

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated)(1)

	As of
(Amounts in thousands, except par value)	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash	$4,720	$3,931
Receivables (less allowance for doubtful accounts of $4,538 and $4,490, respectively)	213,892	148,271
Inventories	253,689	259,891
Deferred income taxes and other current assets	17,893	14,465

Total current assets	490,194	426,558
Property, plant and equipment, net	359,944	350,351
Other assets:
Goodwill	88,019	88,017
Intangible assets, net	56,702	59,194
Other assets	71,068	65,447

Total assets	$1,065,927	$989,567

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of debt obligations	$11,667	$11,153
Current maturities of capital lease obligations	14,419	12,364
Accounts payable	124,575	110,972
Other accrued liabilities	42,042	43,085
Accrued income taxes	10,630	7,980

Total current liabilities	203,333	185,554
Long-term debt obligation	481,215	442,895
Long-term capital lease obligations	42,995	34,366
Deferred tax liabilities	64,497	66,333
Other liabilities	31,874	32,170

Total liabilities	823,914	761,318
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 38,320 shares issued and outstanding	659,431	549,119
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 26,129 shares outstanding	348,898	291,720
Deferred compensation – unearned ESOP shares	(233,106)	(197,888)

Total mezzanine equity	775,223	642,951
Stockholders’ deficit:
Common stock: $0.01 par value; 148,271 shares authorized; 109,951 shares issued; 9,263 and 9,141 shares outstanding, respectively	11,957	11,957
Paid-in capital	—	12,438
Common stock in treasury, at cost	(447,992)	(448,439)
Accumulated other comprehensive loss	(6,525)	(6,830)
Retained earnings	(109,454)	(2,412)

Total ADS stockholders’ deficit	(552,014)	(433,286)
Noncontrolling interest in subsidiaries	18,804	18,584

Total stockholders’ deficit	(533,210)	(414,702)

Total liabilities, mezzanine equity and stockholders’ deficit	$1,065,927	$989,567

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, as restated)(1)

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013
Net sales	$326,434	$292,579
Cost of goods sold	265,576	236,229

Gross profit	60,858	56,350
Operating expenses:
Selling	19,552	16,520
General and administrative	15,798	13,087
Loss (gain) on disposal of assets or businesses	64	(4,736)
Intangible amortization	2,613	2,620

Income from operations	22,831	28,859
Other expense:
Interest expense	5,051	4,729
Other miscellaneous (income) expense, net	(216)	44

Income before income taxes	17,996	24,086
Income tax expense	7,893	9,211
Equity in net loss of unconsolidated affiliates	662	326

Net income	9,441	14,549
Less net income attributable to noncontrolling interest	875	1,575

Net income attributable to ADS	8,566	12,974

Change in fair value of Redeemable convertible preferred stock	(18,373)	(1,578)
Dividends to Redeemable convertible preferred stockholders	(37)	(216)
Dividends paid to unvested restricted stockholders	—	(8)

Net (loss) income available to common stockholders and participating securities	(9,844)	11,172
Undistributed income allocated to participating securities	—	(1,186)

Net (loss) income available to common stockholders	$(9,844)	$9,986

Weighted average common shares outstanding:
Basic	47,536	47,190
Diluted	47,536	47,689
Net (loss) income per share:
Basic	$(0.21)	$0.21
Diluted	$(0.21)	$0.21
Cash dividends declared per share	$—	$0.03

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, as restated)(1)

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013
Net income	$9,441	$14,549
Other comprehensive income (loss):
Currency translation, before tax	159	(4,481)
Other, before tax	—	5

Total other comprehensive income (loss), before tax	159	(4,476)

Tax attributes of items in other comprehensive income (loss)
Other	—	(2)

Total tax benefit	—	(2)

Comprehensive income	9,600	10,071
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(146)	(973)
Less net income attributable to noncontrolling interest	875	1,575

Total comprehensive income attributable to ADS	$8,871	$9,469

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, as restated)(1)

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013
Cash Flows from Operating Activities	$(18,542)	$(27,638)

Cash Flows from Investing Activities
Capital expenditures	(7,432)	(13,142)
Proceeds from sale of assets or businesses	60	5,962
Investment in unconsolidated affiliates	(7,566)	(550)
Additions of capitalized software	(408)	(104)
Other investing activities	(310)	(286)

Net cash used in investing activities	(15,656)	(8,120)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	91,000	136,700
Payments on Revolving Credit Facility	(50,600)	(113,000)
Proceeds from term loan	—	22,500
Payments on term loan	(1,250)	—
Payments of notes, mortgages, and other debt	(317)	(307)
Payments on capital lease obligation	(3,504)	(2,804)
Debt issuance costs	—	(2,311)
Cash dividends paid	(509)	(2,478)
Other financing activities	253	(870)

Net cash provided by financing activities	35,073	37,430

Effect of exchange rate changes on cash	(86)	3

Net change in cash	789	1,675
Cash at beginning of period	3,931	1,361

Cash at end of period	$4,720	$3,036

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND MEZZANINE EQUITY

(Unaudited)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumu- lated Other Compre- hensive Loss	Retained Earnings (Deficit)	Total ADS Stock- holders' Deficit	Non- controlling Interest in Subsidiaries	Total Stock- holders' Deficit	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2013	109,979	$11,957	$41,152	101,191	$(448,571)	$(856)	$87,331	$(308,987)	$23,265	$(285,722)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	$608,346

Cumulative restatement adjustment	—	—	(1,126)	—	—	(225)	(8,129)	(9,480)	(4,721)	(14,201)	—	—	—	—	—	—	—

Balance at April 1, 2013 (As Restated)(1)	109,979	$11,957	$40,026	101,191	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	$608,346

Net income	—	—	—	—	—	—	12,974	12,974	1,575	14,549	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,505)	—	(3,505)	(973)	(4,478)	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividend	—	—	—	—	—	—	(178)	(178)	—	(178)	—	—	—	—	—	—	—
Common stock dividend ($0.029 per share)	—	—	—	—	—	—	(1,360)	(1,360)	—	(1,360)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(940)	(940)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(407)	—	—	—	—	(407)	—	(407)	—	—	—	—	(268)	2,927	2,927
Exercise of common stock options	—	—	158	(66)	292	—	—	450	—	450	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	64	5	(64)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	75	—	—	—	—	75	—	75	—	—	—	—	—	—	—
Restricted stock awards	—	—	776	(89)	203	—	—	979	—	979	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(99)	(1,057)	—	—	(1,057)
Reclassification of common stock to redeemable common stock	(28)	—	(385)	—	—	—		(385)	—	(385)	28	385	—	—	—	—	385
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	—	—	—	—	(1,578)	(1,578)	—	(1,578)	—		—	5,338	—	(3,760)	1,578
Adjustments to redeemable common stock fair value measurement	—	—	—		—	—	(10,175)	(10,175)	—	(10,175)	—	10,175	—	—	—	—	10,175

Balance at June 30, 2013 (Unaudited, As Restated)(1)	109,951	$11,957	$40,307	101,041	$(448,140)	$(4,586)	$78,885	$(321,577)	$18,206	$(303,371)	38,320	$532,836	26,448	$286,828	18,193	$(197,310)	$622,354

Balance at April 1, 2014	109,951	$11,957	$22,547	100,810	$(448,439)	$(5,977)	$—	$(419,912)	$22,576	$(397,336)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Cumulative restatement adjustment	—	—	(10,109)	—	—	(853)	(2,412)	(13,374)	(3,992)	(17,366)	—	—	—	—	—	—	—

Balance at April 1, 2014 (As Restated)(1)	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Net income	—	—	—	—	—	—	8,566	8,566	875	9,441	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	305	—	305	(146)	159	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(509)	(509)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(900)	—	—	—	—	(900)	—	(900)	—	—	—	—	(269)	3,587	3,587
Exercise of common stock options	—	—	127	(56)	251	—	—	378	—	378	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	701	—	—	—	—	701	—	701	—	—	—	—	—	—	—
Restricted stock awards	—	—	618	(73)	289	—	—	907	—	907	—	—	—	—	—	—	—
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	(5,296)	(18,373)	—	(18,373)	—	—	—	57,178	—	(38,805)	18,373
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(110,312)	(110,312)	—	(110,312)	—	110,312	—	—	—	—	110,312

Balance at June 30, 2014 (Unaudited, As Restated)(1)	109,951	$11,957	$—	100,688	$(447,992)	$(6,525)	$(109,454)	$(552,014)	$18,804	$(533,210)	38,320	$659,431	26,129	$348,898	17,458	$(233,106)	$775,223

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands, except per share data)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Advanced Drainage Systems, Inc. (collectively with its subsidiaries referred to as “ADS”, the “Company”, “we”, “us” and “our”), incorporated in Delaware, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. Our broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products.

The Company is managed based primarily on the geographies in which it operates and reports results of operations in two reportable segments. The reportable segments are Domestic and International.

2014 Initial Public Offering (“IPO”)

See Note 20. Subsequent Events for further information on the 2014 Initial Public Offering.

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2014 (as restated) was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, in addition to the restatement adjustments described in Note 2, necessary to present fairly its financial position as of June 30, 2014 and the results of operations for the three months ended June 30, 2014 and 2013 and cash flows for the three months ended June 30, 2014 and 2013. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto filed in our Annual Report on Form 10-K for the year ended March 31, 2015, filed concurrently with this Form 10-Q/A.

Principles of Consolidation

Our condensed consolidated financial statements include the Company, our wholly-owned subsidiaries, our majority-owned subsidiaries, including ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”), and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest. Such investments are recorded in Other assets in our Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, our allowance for doubtful accounts, inventory, useful lives of our property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, accounting for investments, evaluation of goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and our ESOP, valuation of our Redeemable common stock and Redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

Property, Plant and Equipment and Depreciation Method

Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under capital lease is recorded at the lower of fair market value or the present value of the future minimum lease payments. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter, as follows:

Years
Buildings	40
Machinery and equipment	3 – 15
Leasehold improvements	Shorter of useful life or life of lease

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss (gain) on disposal of assets or businesses in our Condensed Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. Interest capitalized was $138 and $164 during the three months ended June 30, 2014 and 2013, respectively.

Leases

Leases are reviewed for capital or operating classification at their inception. The Company uses the lower of the rate implicit in the lease or its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes cancellable and renewal periods that are reasonably assured. For leases classified as capital leases at lease inception, we record a capital lease asset and lease financing obligation equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased asset. The capital lease asset is recorded in Property, plant and equipment, net and amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, we record rent expense over the lease term using the straight-line method.

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

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background

In June of 2015, in connection with the preparation of the Company’s consolidated annual financial statements for the fiscal year ended March 31, 2015, certain errors related to the Company’s accounting treatment for its transportation and equipment leases and inventory methodology were identified. As the Company completed additional accounting review procedures, it identified additional errors related to long-lived assets, ADS Mexicana, and certain other miscellaneous items.

Due to these errors, as further described below, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on August 14, 2015 that the Company’s previously issued financial statements should no longer be relied upon. As a result of the foregoing the Company has restated its condensed consolidated financial statements as of June 30, 2014 and March 31, 2014 and for the three months ended June 30, 2014 and 2013. The restatement also affects periods prior to fiscal year 2014, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2014 opening stockholders’ equity (deficit) balance.

Accounting Adjustments

The following is a discussion of the significant accounting adjustments that were made to the Company’s historical condensed consolidated financial statements.

Lease Accounting Adjustments

The Company leases real estate and equipment under various lease agreements. Historically, assets leased under the Company’s transportation and equipment leasing program (“Fleet Leases”) have been classified as operating leases. However, based upon a reexamination of the Company’s historic assumptions, estimates and judgments with respect to lease accounting, the Company has determined that a substantial portion of the Fleet Leases should instead be classified as capital leases.

The Company has also reexamined its historic assumptions, estimates and judgments with respect to the accounting for real estate and aircraft leases that were previously classified as operating leases. In many cases, the Company has determined that the leases should instead be classified as capital leases due to the inclusion of contingent penalty amounts in the minimum lease payments used for purposes of the lease classification assessment.

Inventory Accounting Adjustments

The Company identified and corrected certain errors related to its accounting for inventory. The errors primarily related to the Company’s incorrect historical calculation of inventory costing based on the first-in, first-out (“FIFO”) method, the inappropriate capitalization of certain inter-plant freight expense and other overhead costs, the misclassification of certain overhead costs between general and administrative expense and cost of goods sold and the misclassification of our financial fuel hedge losses between Cost of goods sold and Other miscellaneous expense (income), net.

Long-Lived Assets Accounting Adjustments

The Company identified and corrected certain errors related to the accounting for long-lived assets included in Property, plant and equipment, Goodwill, Intangible assets and Other assets in the condensed consolidated balance sheets. These errors primarily related to either the initial capitalization, subsequent depreciation or amortization, or the timing or amount of impairment charges.

ADS Mexicana Accounting Adjustments

In October 2015, the Company became aware of questions related to the proper characterization of certain ADS Mexicana transactions including an aircraft leasing arrangement, a real estate leasing arrangement and several service arrangements that involved ADS Mexicana related parties. Based on the results of a management review and an independent investigation authorized by the Audit Committee, it was determined that the various lease and services arrangements described above, as well as certain additional services arrangements with former related parties identified during the course of the investigation, lacked commercial and economic substance or proper supporting documentation as to the service performed, and therefore were not appropriately reflected in the Company’s consolidated financial statements. These errors have been corrected in the restated condensed consolidated financial statements, with these adjustments primarily impacting Other miscellaneous expense (income), net, Net income attributable to noncontrolling interest and Noncontrolling interest in subsidiaries.

Management also identified potential accounting errors related to ADS Mexicana’s revenue recognition cut-off practices, which were included in the scope of the independent investigation authorized by the Audit Committee. As a result, the Company identified instances where ADS Mexicana recognized revenue prior to the date of shipment or transfer of title/ownership, which is not in accordance with US GAAP.

The Company also identified and corrected certain other errors related to the accounting for ADS Mexicana. These adjustments related to the increase of the allowance for doubtful accounts, errors related to the inventory costing methodology, and certain other miscellaneous items.

Income Taxes and Other Accounting Adjustments

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as discrete tax adjustments related to transfer pricing. See Note 17. Income Taxes for discussion of the related impact to our effective tax rate. The Company also identified and corrected certain other errors, all of which are insignificant individually and in the aggregate. The nature of the primary items besides income taxes in this category of adjustments is described as follows:

•	The adjustments to the accrued liability for customer rebates are the result of the Company’s prior methodology not properly capturing all rebates due at period end.

•	The adjustments related to the Tuberias Tigre – ADS Limitada joint venture (“South American Joint Venture”) were the result of an impairment of equipment in the fiscal year ended March 31, 2014 that was not identified until the time of a subsequent-year statutory audit. As a result, the Company has corrected its equity method accounting to properly reflect the impairment charge.

Impact on Condensed Consolidated Statements of Operations

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net sales	$328,297	$—	$—	$—	$(6)	$(1,857)	$326,434
Cost of goods sold	256,264	(360)	9,455	51	534	(368)	265,576

Gross profit	72,033	360	(9,455)	(51)	(540)	(1,489)	60,858
Operating expenses:
Selling	19,246	(110)	153	227	(113)	149	19,552
General and administrative	20,532	(80)	(3,914)	123	(538)	(325)	15,798
Loss on disposal of assets or businesses	—	51	—	13	—	—	64
Intangible amortization	2,641	—	—	(28)	—	—	2,613

Income from operations	29,614	499	(5,694)	(386)	111	(1,313)	22,831
Other expense:
Interest expense	4,615	436	—	—	—	—	5,051
Other miscellaneous expense (income), net	14	—	—	(17)	(215)	2	(216)

Income before income taxes	24,985	63	(5,694)	(369)	326	(1,315)	17,996
Income tax expense	9,695	—	—	—	—	(1,802)	7,893
Equity in net loss of unconsolidated affiliates	621	—	—	—	—	41	662

Net income	14,669	63	(5,694)	(369)	326	446	9,441
Less net income attributable to noncontrolling interest	428	—	—	—	227	220	875

Net income attributable to ADS	14,241	63	(5,694)	(369)	99	226	8,566

Change in fair value of Redeemable convertible preferred stock	(18,373)	—	—	—	—	—	(18,373)
Dividends to Redeemable convertible preferred stockholders	(37)	—	—	—	—	—	(37)
Net loss available to common stockholders and participating securities	(4,169)	63	(5,694)	(369)	99	226	(9,844)

Net loss available to common stockholders	$(4,169)	$63	$(5,694)	$(369)	$99	$226	$(9,844)

Weighted average common shares outstanding:
Basic	47,536						47,536
Diluted	47,536						47,536
Net loss per share:
Basic	$(0.09)						$(0.21)
Diluted	$(0.09)						$(0.21)

	Three Months Ended June 30, 2013
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net sales	$293,102	$—	$—	$—	$539	$(1,062)	$292,579
Cost of goods sold	227,099	(161)	8,348	(457)	1,131	269	236,229

Gross profit	66,003	161	(8,348)	457	(592)	(1,331)	56,350
Operating expenses:
Selling	17,677	(145)	238	14	(1,456)	192	16,520
General and administrative	17,659	(82)	(3,985)	5	(455)	(55)	13,087
Gain on disposal of assets or businesses	(4,848)	136	—	(24)	—	—	(4,736)
Intangible amortization	2,861	—	—	(241)	—	—	2,620

Income from operations	32,654	252	(4,601)	703	1,319	(1,468)	28,859
Other expense:
Interest expense	4,101	628	—	—	—	—	4,729
Other miscellaneous expense, net	529	—	—	(23)	(462)	—	44

Income before income taxes	28,024	(376)	(4,601)	726	1,781	(1,468)	24,086
Income tax expense	11,066	—	—	—	—	(1,855)	9,211
Equity in net loss of unconsolidated affiliates	248	—	—	—	—	78	326

Net income	16,710	(376)	(4,601)	726	1,781	309	14,549
Less net income attributable to noncontrolling interest	414	—	—	—	969	192	1,575

Net income attributable to ADS	16,296	(376)	(4,601)	726	812	117	12,974

Change in fair value of Redeemable convertible preferred stock	(1,578)	—	—	—	—	—	(1,578)
Dividends to Redeemable convertible preferred stockholders	(216)	—	—	—	—	—	(216)
Dividends paid to unvested restricted stockholders	(8)	—	—	—	—	—	(8)

Net income available to common stockholders and participating securities	14,494	(376)	(4,601)	726	812	117	11,172
Undistributed income allocated to participating securities	(1,588)	45	556	(88)	(98)	(13)	(1,186)

Net income available to common stockholders	$12,906	$(331)	$(4,045)	$638	$714	$104	$9,986

Weighted average common shares outstanding:
Basic	47,190						47,190
Diluted	47,689						47,689
Net income per share:
Basic	$0.27						$0.21
Diluted	$0.27						$0.21
Cash dividends declared per share	$0.03						$0.03

Impact on Condensed Consolidated Statements of Comprehensive Income

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of comprehensive income for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30, 2014
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net income	$14,669	$63	$(5,694)	$(369)	$326	$446	$9,441

Comprehensive income	14,821	63	(5,694)	(376)	340	446	9,600

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(153)	—	—	—	7	—	(146)
Less net income attributable to noncontrolling interest	428	—	—	—	227	220	875

Total comprehensive income attributable to ADS	$14,546	$63	$(5,694)	$(376)	$106	$226	$8,871

	Three Months Ended June 30, 2013
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net income	$16,710	$(376)	$(4,601)	$726	$1,781	$309	$14,549

Comprehensive income	12,247	(376)	(4,601)	724	1,767	310	10,071

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(973)	—	—	—	(1)	1	(973)
Less net income attributable to noncontrolling interest	414	—	—	—	969	192	1,575

Total comprehensive income attributable to ADS	$12,806	$(376)	$(4,601)	$724	$799	$117	$9,469

Impact on Condensed Consolidated Balance Sheets

The net effect of the restatement described above on the Company’s previously reported condensed consolidated balance sheets as of June 30, 2014 and March 31, 2014 is as follows:

	June 30, 2014
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
ASSETS
Cash	$4,720	$—	$—	$—	—	$—	$4,720
Receivables, net	218,037	—	—	—	(3,256)	(889)	213,892
Inventories	260,971	(122)	(10,650)	(100)	2,451	1,139	253,689
Deferred income taxes and other current assets	17,000	—	—	325	—	568	17,893
Property, plant and equipment, net	290,761	73,770	—	(4,644)	—	57	359,944
Goodwill	86,299	—	—	1,805	—	(85)	88,019
Intangible assets, net	63,264	—	—	(6,562)	—	—	56,702
Other assets	71,277	(12)	—	(6,682)	—	6,485	71,068

Total assets	$1,012,329	$73,636	$(10,650)	$(15,858)	$(805)	$7,275	$1,065,927

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current maturities of debt obligations	$11,667	$—	$—	$—	$—	$—	$11,667
Current maturities of capital lease obligations	—	14,419	—	—	—	—	14,419
Accounts payable	123,189	—	18	—	—	1,368	124,575
Other accrued liabilities	36,134	623	—	—	—	5,285	42,042
Accrued income taxes	11,244	—	—	—	—	(614)	10,630
Long-term debt obligation	481,215	—	—	—	—	—	481,215
Long-term capital lease obligation	—	42,995	—	—	—	—	42,995
Deferred tax liabilities	67,913	—	—	—	—	(3,416)	64,497
Other liabilities	16,112	73	—	—	—	15,689	31,874

Total liabilities	747,474	58,110	18	—	—	18,312	823,914
Mezzanine equity	775,223	—	—	—	—	—	775,223
Common stock	11,957	—	—	—	—	—	11,957
Paid-in capital	—	—	—	—	—	—	—
Common stock in treasury, at cost	(447,992)	—	—	—	—	—	(447,992)
Accumulated other comprehensive loss	(5,672)	—	—	(17)	(533)	(303)	(6,525)
Retained earnings	(91,219)	15,526	(10,668)	(15,841)	(11)	(7,241)	(109,454)
Noncontrolling interest in subsidiaries	22,558	—	—	—	(261)	(3,493)	18,804

Total liabilities, mezzanine equity and stockholders’ deficit	$1,012,329	$73,636	$(10,650)	$(15,858)	$(805)	$7,275	$1,065,927

	March 31, 2014
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
ASSETS
Cash	$3,931	$—	$—	$—	$—	$—	$3,931
Receivables, net	150,713	—	—	—	(3,404)	962	148,271
Inventories	260,300	(86)	(4,270)	(130)	2,475	1,602	259,891
Deferred income taxes and other current assets	13,555	—	—	343	—	567	14,465
Property, plant and equipment, net	292,082	62,903	—	(4,663)	—	29	350,351
Goodwill	86,297	—	—	1,805	—	(85)	88,017
Intangible assets, net	66,184	—	—	(6,991)	—	1	59,194
Other assets	64,533	(15)	—	(5,759)	—	6,688	65,447

Total assets	$937,595	$62,802	$(4,270)	$(15,395)	$(929)	$9,764	$989,567

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current maturities of debt obligations	$11,153	$—	$—	$—	$—	$—	$11,153
Current maturities of capital lease obligations	—	12,364	—	—	—	—	12,364
Accounts payable	108,111	—	704	88	—	2,069	110,972
Other accrued liabilities	37,956	530	—	—	—	4,599	43,085
Accrued income taxes	7,372	—	—	—	—	608	7,980
Long-term debt obligation	442,895	—	—	—	—	—	442,895
Long-term capital lease obligation	—	34,366	—	—	—	—	34,366
Deferred tax liabilities	69,169	—	—	—	—	(2,836)	66,333
Other liabilities	15,324	82	—	—	—	16,764	32,170

Total liabilities	691,980	47,342	704	88	—	21,204	761,318
Mezzanine equity	642,951	—	—	—	—	—	642,951
Common stock	11,957	—	—	—	—	—	11,957
Paid-in capital	22,547	—	—	—	—	(10,109)	12,438
Common stock in treasury, at cost	(448,439)	—	—	—	—	—	(448,439)
Accumulated other comprehensive loss	(5,977)	—	—	(9)	(541)	(303)	(6,830)
Retained earnings (deficit)	—	15,460	(4,974)	(15,474)	(108)	2,684	(2,412)
Noncontrolling interest in subsidiaries	22,576	—	—	—	(280)	(3,712)	18,584

Total liabilities, mezzanine equity and stockholders’ deficit	$937,595	$62,802	$(4,270)	$(15,395)	$(929)	$9,764	$989,567

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the restatement described above to the Company’s beginning stockholders’ equity (deficit) balances, cumulatively to reflect adjustments booked to all periods prior to April 1, 2013:

(Amounts in thousands)	Common Stock	Paid in Capital	Common stock in treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total ADS Stockholders’ Equity (Deficit)	Non-controlling interest in subsidiaries	Total Stockholders’ Equity (Deficit)
Stockholders’ equity (deficit), April 1, 2013 (as previously reported)	$11,957	$41,152	$(448,571)	$(856)	$87,331	$(308,987)	$23,265	$(285,722)
Adjustments from:	—	—	—	—	—	—	—	—
Lease Accounting, before income tax effect	—	—	—	—	17,883	17,883	—	17,883
Inventory, before income tax effect	—	—	—	—	(3,490)	(3,490)	—	(3,490)
Long-Lived Assets, before income tax effect	—	—	—	1	(15,780)	(15,779)	—	(15,779)
ADS Mexicana, before income tax effect	—	—	—	(496)	(586)	(1,082)	(649)	(1,731)
All other non-income tax adjustments	—	(1,126)	—	270	(14)	(870)	(4,072)	(4,942)
Income tax adjustments	—	—	—		(6,142)	(6,142)	—	(6,142)

Total adjustments	—	(1,126)	—	(225)	(8,129)	(9,480)	(4,721)	(14,201)

Stockholders’ equity (deficit), April 1, 2013 (As Restated)	$11,957	$40,026	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)

Impact on Condensed Consolidated Statements of Cash Flows

The net effect of the restatement on the Company’s previously reported condensed consolidated statements of cash flows for the three months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30, 2014
(Amounts in thousands)	As Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$(21,258)	$2,716	$(18,542)
Net cash used in investing activities	(16,646)	990	(15,656)
Net cash provided by financing activities	38,793	(3,720)	35,073

	For the Three Months Ended June 30, 2013
(Amounts in thousands)	As Previously Reported	Adjustments	As Restated
Net cash used in operating activities	$(29,990)	$2,352	$(27,638)
Net cash used in investing activities	(9,019)	899	(8,120)
Net cash provided by financing activities	40,684	(3,254)	37,430

3.	DISPOSAL OF ASSETS OR BUSINESSES

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

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of June 30, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	June 30, 2014	March 31, 2014
Land, buildings and improvements	$161,292	$158,588
Machinery and equipment	655,216	640,529
Construction in progress	15,158	11,003

Total cost	831,666	810,120
Less accumulated depreciation	(471,722)	(459,769)

Property, plant and equipment, net	$359,944	$350,351

The following table sets forth depreciation expense for the three months ending June 30, 2014 and 2013:

(Amounts in thousands)	June 30, 2014	June 30, 2013
Depreciation expense	$12,257	$12,081

5.	INVENTORIES

Inventories as of June 30, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	June 30, 2014	March 31, 2014
Raw materials	$57,497	$51,785
Finished goods	196,192	208,106

Total inventory	$253,689	$259,891

We had no work-in-process inventories as of June 30, 2014 and March 31, 2014.

6. LEASES

Capital Leases

The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets accounted for as capital leases and included in Property, Plant and Equipment consisted of the following:

(Amounts in thousands)	June 30, 2014	March 31, 2014
Buildings and improvements	$7,341	$7,716
Machinery and equipment	160,126	145,980

Total cost	167,467	153,696
Less accumulated amortization	(92,645)	(89,599)

Leased assets in Property, plant and equipment, net	$74,822	$64,097

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2014:

(Amounts in thousands)
June 30, 2015	$17,176
June 30, 2016	16,836
June 30, 2017	12,091
June 30, 2018	7,631
June 30, 2019	4,283
Thereafter	7,430

Total minimum lease payments(a)	65,447
Less: amount representing interest(b)	8,033

Present value of net minimum lease payments	$57,414

Lease obligation - Current	$14,419
Lease obligation - Long-term	42,995

Total lease obligation	$57,414

(a)	Excludes contingent rentals which may be paid. Contingent rentals amounted to $316 and $80 for the three months ended June 30, 2014 and 2013, respectively.
(b)	Amount necessary to reduce minimum lease payments to present value calculated at the Company’s lower of the rate implicit in the lease or the incremental borrowing rate at lease inception.

During the three months ended June 30, 2014 and 2013, the Company acquired equipment under capital lease and incurred lease obligations of $14,662 and $11,320, respectively.

Certain leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The calculation is based on the original cost of the transportation equipment, less lease payments made, compared to a percentage of the transportation equipment’s fair market value at the time of sale. All leased units covered by this guarantee have been classified as capital leases and a corresponding capital lease obligation was recorded. Therefore, no further contingent obligation is needed.

Operating leases

We lease certain real estate and office equipment under various cancelable and non-cancelable operating lease agreements that expire at various dates through fiscal year 2037.

Total rent expense was $980 and $1,303 for the three months ended June 30, 2014 and 2013, respectively.

Future minimum rental commitments under operating leases as of June 30, 2014, are summarized below (amounts in thousands):

	Twelve Months Ended June 30,
	2015	2016	2017	2018	2019	Thereafter
Future operating lease payments	$2,632	$2,369	$1,344	$769	$458	$2,323

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2014	$87,507	$510	$88,017
Currency translation	—	2	2

Balance at June 30, 2014	$87,507	$512	$88,019

Intangible Assets

Intangible assets as of June 30, 2014 and March 31, 2014 consisted of the following:

	June 30, 2014			March 31, 2014
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$40,579	$(23,543)	$17,036	$40,579	$(22,588)	$17,991
Customer relationships	38,252	(23,019)	15,233	38,252	(21,793)	16,459
Patents	6,290	(3,078)	3,212	6,175	(2,921)	3,254
Non-compete and other contractual agreements	1,088	(581)	507	1,088	(491)	597
Trademarks and tradenames	11,157	(2,441)	8,716	11,157	(2,254)	8,903

Total definite-lived intangible assets	97,366	(52,662)	44,704	97,251	(50,047)	47,204
Indefinite-lived intangible assets
Trademarks	11,998	—	11,998	11,990	—	11,990

Total intangible assets	$109,364	$(52,662)	$56,702	$109,241	$(50,047)	$59,194

8.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of June 30, 2014 and March 31, 2014 were as follows:

	June 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - diesel fuel contracts	$33	$—	$33	$—

Total assets at fair value on a recurring basis	$33	$—	$33	$—

Liabilities & Mezzanine Equity:
Derivative liability - interest rate swaps	$1,103	$—	$1,103	$—
Contingent consideration for acquisitions	2,697	—	—	2,697
Redeemable common stock	659,431	—	—	659,431
Redeemable convertible preferred stock	348,898	—	—	348,898
Deferred compensation - unearned ESOP shares	(233,106)	—	—	(233,106)

Total liabilities and mezzanine equity at fair value on a recurring basis	$779,023	$—	$1,103	$777,920

	March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - propylene swaps	$27	$—	$27	$—

Total assets at fair value on a recurring basis	$27	$—	$27	$—

Liabilities & Mezzanine Equity:
Derivative liability - interest rate swaps	$1,001	$—	$1,001	$—
Contingent consideration for acquisitions	2,898	—	—	2,898
Redeemable common stock	549,119	—	—	549,119
Redeemable convertible preferred stock	291,720	—	—	291,720
Deferred compensation - unearned ESOP shares	(197,888)	—	—	(197,888)

Total liabilities and mezzanine equity at fair value on a recurring basis	$646,850	$—	$1,001	$645,849

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 were as follows (amounts in thousands):

	Three Months Ended June 30, 2014
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	3,587	3,587
Change in fair value	(18)	110,312	57,178	(38,805)	128,667
Payments of contingent consideration liability	(183)	—	—	—	(183)

Balance at June 30, 2014	$2,697	$659,431	$348,898	$(233,106)	$777,920

For the three months ended June 30, 2014 and June 30, 2013, respectively, there were no transfers in or out of Levels 1, 2, and 3.

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

Valuation of our Redeemable Common Stock

The Company has certain shares of common stock outstanding whereby the holder put its shares to us for cash. This Redeemable common stock is recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value are recorded in Retained earnings. Historically, the fair value of a share of common stock was determined by Management by applying industry-appropriate multiples to EBITDA and performing a discounted cash flow analysis. Under the industry-appropriate multiples approach, to arrive at concluded multiples, we considered differences between the risk and return characteristics of ADS and the guideline companies. Under the discounted cash flow analysis, the cash flows expected to be generated by the Company are discounted to their present value equivalent using a rate of return that reflects the relative risk of an investment in ADS, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), is calculated by weighting the required returns on interest-bearing debt and common stock in proportion to their estimated percentages in an expected capital structure. The WACC used was 12% and 11% as of June 30, 2014, and March 31, 2014, respectively. An increase in the WACC would decrease the fair value of the Redeemable common stock. The categorization of the framework used to price this temporary equity is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

9.	ADS MEXICANA

We participate in joint ventures from time to time for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in foreign markets. We invested in ADS Mexicana for the purpose of expanding upon our growth of manufacturing and selling ADS licensed HDPE corrugated pipe and related products in the Mexican and Central American markets via the joint venture partner’s local presence and expertise throughout the region. In April 2013, ADS Worldwide acquired an additional 1% equity interest in its consolidated subsidiary ADS Mexicana stock for $520, increasing the Company’s ownership percentage to 51%. We have executed a Technology, Patents and Trademarks Sub-License Agreement and a Distribution Agreement with ADS Mexicana that provides ADS Mexicana with the rights to manufacture and sell ADS licensed products in Mexico and Central America. We have concluded that we hold a variable interest in and are the primary beneficiary of ADS Mexicana based on our power to direct the most significant activities of ADS Mexicana and our obligation to absorb losses and our right to receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, we are required to consolidate the assets and liabilities of ADS Mexicana. The equity owned by our joint venture partner is shown as Noncontrolling interest in subsidiaries in our Condensed Consolidated Balance Sheets and our joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in our Condensed Consolidated Statements of Operations.

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of June 30, 2014 and March 31, 2014. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	June 30, 2014	March 31, 2014
Assets
Current assets	$34,326	$32,877
Property, plant and equipment, net	21,451	21,633
Other noncurrent assets	3,232	3,378

Total assets	$59,009	$57,888

Liabilities
Current liabilities	$11,998	$11,595
Noncurrent liabilities	8,976	7,020

Total liabilities	$20,974	$18,615

10.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We participate in three unconsolidated joint ventures, the South American Joint Venture, which is 50% owned by our wholly-owned subsidiary ADS Chile; BaySaver Technologies, LLC (“BaySaver”), which is 55% owned by our wholly-owned subsidiary ADS Ventures, Inc.; and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS Ventures, Inc. In each case, the Company has concluded that it is appropriate to account for these investments using the equity method, whereby our share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net (income) loss of unconsolidated affiliates and our investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

South American Joint Venture

Our investment in this unconsolidated joint venture was formed for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. We are not required to consolidate South American Joint Venture under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest through our equity investment and debt guarantee. The results of South American Joint Venture are accounted for in the condensed consolidated financial statements using the equity method of accounting. Our share of the loss of this joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets and includes $4,000 and $2,875 of capital contributions made during the three months ended June 30, 2014 and the fiscal year ended March 31, 2014. Summarized financial data as of June 30 and March 31, 2014 for the South American Joint Venture is as follows:

(Amounts in thousands)	June 30, 2014	March 31, 2014
Investment in South American Joint Venture	$21,668	$18,422
Receivable from South American Joint Venture	4,022	8,313

BaySaver

On July 15, 2013, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, BaySaver Technologies, Inc. (“BTI”) and Mid Atlantic Storm Water Research Center, Inc. entered into an LLC agreement to form a new joint venture, BaySaver. The joint venture was established to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company contributed $3,500 in cash, $1,285 in inventory, and other intangible assets with no carrying value, in exchange for a 55% equity interest and a 50% voting interest in BaySaver. We are not required to consolidate BaySaver under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in BaySaver through our equity investment. The Company accounts for its investment in BaySaver under the equity method of accounting. In connection with this investment, the Company acquired a call option to purchase the remaining 45% interest in BaySaver. Also, in connection with the investment, the Company granted a put option enabling the other equity holders to sell their remaining shares in BaySaver to the Company upon the passage of time or the occurrence of certain events. Our share of the income of this joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of June 30 and March 31, 2014 for the BaySaver joint venture is as follows:

(Amounts in thousands)	June 30, 2014	March 31, 2014
Investment in Baysaver	$5,013	$5,202
Receivable from Baysaver	174	6

Our share of the income of this joint venture is decreased by amortization expense relating to the basis difference between our cost basis in the investment and the basis reflected at the joint venture level. This basis difference is recorded over the lives of the underlying assets that gave rise to the basis difference, which is 10 years. The unamortized basis difference as of June 30, 2014 is $1,788.

Tigre-ADS USA

On April 7, 2014, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, and Tigre S.A. – Tubos e Conexoes entered into a stock purchase agreement to form a new joint venture, Tigre-ADS USA Inc. The new joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The Company acquired 49% of the outstanding shares of capital stock of Tigre USA, Inc. for $3,566. The new joint venture represents a continuation of the existing activities of Tigre USA through its Janesville, Wisconsin manufacturing facility. We are not required to consolidate Tigre-ADS USA under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in Tigre-ADS USA through our equity investment. The Company accounts for its investment in Tigre-ADS USA under the equity method of accounting. Our share of the loss of this joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

Summarized financial data as of June 30, 2014 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	As reported on Balance Sheet
Investment in Tigre-ADS USA	$3,524
Receivable from Tigre-ADS USA	1

11.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates its interest in ADS Mexicana for financial reporting purposes. During the three months ended June 30, 2014 and 2013, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the JV partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement, respectively. These cash payments totaled $75 and $31 for the three months ended June 30, 2014 and 2013, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $1,312 and $1,867 for the three months ended June 30, 2014 and 2013, respectively. Outstanding receivables related to these sales were $2,597 and $2,480 as of June 30, 2014 and March 31, 2014, respectively.

We are the guarantor of 100% of ADS Mexicana’s credit facility and our maximum potential payment under this guarantee totals $12,000.

South American Joint Venture

Our South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $7,000 as of June 30, 2014. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of South American Joint Venture’s debt is for the life of the credit facility which matures on February 5, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2014 and March 31, 2014, the outstanding principal balances of the credit facility including letters of credit were $13.2 million and $11.1 million, respectively. The weighted average interest rate as of June 30, 2014 was 3.53% on U.S. dollar denominated loans and 7.15% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, ADS and South American Joint Venture jointly enter into agreements for pipe sales with their related parties in immaterial amounts.

BaySaver

Additionally, ADS holds an equity method investment in BaySaver of approximately 55% which is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. BaySaver may at times provide short-term financing to ADS to enhance liquidity. However, there were no such borrowings outstanding as of June 30, 2014.

ADS and BaySaver have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of a plant and adjacent yard used to conduct business and operating expenses related to the leased facility. Occasionally, ADS and BaySaver jointly enter into agreements for sales of pipe and Allied Products with their related parties in immaterial amounts.

12.	DEBT

Long-term debt as of June 30, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	June 30, 2014	March 31, 2014
Bank Term Loans
Revolving Credit Facility — ADS	$286,500	$248,100
Revolving Credit Facility — ADS Mexicana	2,000	—
Term note	96,250	97,500
Senior Notes payable	100,000	100,000
Mortgage notes payable	3,617	3,733
Industrial revenue bonds	4,515	4,715

Total	492,882	454,048
Current maturities	(11,667)	(11,153)

Long-term debt obligation	$481,215	$442,895

Bank Term Loans

The Bank Term Loans include a Revolving Credit Facility with borrowing capacity of $325,000 for ADS, Inc., a Revolving Credit Facility for ADS-Mexicana with borrowing capacity of $12,000 (“the Revolving Credit Facilities”) and a $100,000 term note (“Term note”). The Revolving Credit Facilities expire and the Term note is due in June 2018. The Revolving Credit Facilities and the Term note have a variable interest rate that depends upon the Company’s “pricing ratio” as defined in the agreements for the Revolving Credit Facilities. The interest rate is derived from the London InterBank Offered Rate (“LIBOR”) or alternate base rate (“Prime Rate”) at the Company’s option. The average rate at June 30, 2014 was 2.727%. Any letters of credit outstanding reduce the availability on the revolver. The Company had outstanding letters of credit at June 30, 2014 in the amount of $8,005. The amount available for borrowing for ADS was $30,495, plus $10,000 available under a separate revolving credit facility with our subsidiary, ADS Mexicana, at June 30, 2014.

Per the terms of the agreements for the Revolving Credit Facilities, ADS is not required to hedge its interest exposure using interest rate swaps; however, it is currently the objective of ADS to manage its exposure to variable rate debt. On October 7, 2010, ADS executed two Spot Interest Rate Swaps on the 90-Day LIBOR interest rate. One swap is related to the $100,000 Term note which was part of the previous credit agreement. This swap is at a fixed rate of 1.105% for a period of four years, expiring on September 1, 2014. The second swap on the Revolving Credit Facility was at a fixed rate of 0.890% was for $50,000 for a period of three years, expiring on September 1, 2013.

On July 18, 2013, ADS executed two Forward Interest Rate Swaps on the 30-Day LIBOR interest rate. One swap was for $50,000 and has a fixed rate of 0.86% for a period of three years beginning on September 3, 2013 and expiring on September 1, 2016. The second swap executed on July 18, 2013 was for $50,000 and has a fixed rate of 1.08% for a period of two years beginning on September 2, 2014 and expiring on September 1, 2016.

Senior Notes Payable

In December 2009, we signed an agreement with Prudential Investment Management, Inc. for the issuance of senior promissory notes (“Senior Notes”), for an aggregate amount of up to $100,000. During fiscal 2010, we issued $75,000 of Senior Notes with interest fixed at 5.6% and payable quarterly. The rate is subject to an additional 200 basis point excess leverage fee if our calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter. A principal payment of $25,000 is due in each of fiscal years 2017, 2018, and 2019.

In July 2013, ADS issued an additional $25,000 of Senior Notes. Interest for the additional $25,000 is payable quarterly and is fixed at 4.05%. The rate is subject to an additional 200 basis point excess leverage fee if calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter. A principal payment of $25,000 is due in September of the fiscal year 2020.

The carrying and fair values of the Company’s Senior Notes were $100,000 and $104,213, respectively, as of June 30, 2014 and $100,000 and $104,511, respectively, at March 31, 2014. The fair value of the Senior Notes was determined based on the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate this debt is considered Level 2. See Note 8. Fair Value Measurement to these financial statements.

Mortgage Notes Payable

Two mortgage notes payable require monthly installments through fiscal year 2015. One note has a variable interest rate of 3.40% at June 30, 2014 (New Miami, OH), and one note has a fixed rate of 5.1% (Hilliard, Ohio). Land and building with a net book value of approximately $8,553 at June 30, 2014 collateralize the mortgage note.

Industrial Revenue Bonds

Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 year and one of the bonds was retired in July of fiscal year 2015. The remaining bond has a variable interest rate based on Securities Industry and Financial Markets Association (SIFMA) municipal swap index rate which is computed weekly. The rate on this bond at June 30, 2014 was 2.845%, including a letter of credit fee of 2.75%. Land and buildings with a net book value of approximately $14,649 at June 30, 2014 collateralize the bonds. These bonds are not considered auction rate securities.

Debt Covenants and Dividend Restrictions

The Bank Term Loans and the Senior Notes require, among other provisions, that we (1) maintain a 1.25 to 1 minimum fixed charge coverage ratio; (2) maintain a maximum leverage ratio of 4 to 1; and (3) establish certain limits on permitted transactions, principally related to indebtedness, capital distributions, loans and investments, and acquisitions and dispositions of assets. Capital distributions, including dividends, are prohibited if we are not in compliance with our debt covenants. In any fiscal year, if we are in compliance with all debt covenants and the pro-forma leverage ratio exceeds 3 to 1, capital distributions are permitted up to a limit of $50,000.

13.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Cost of goods sold. Gains and (losses) related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations as Other miscellaneous (income) expense, net. The Company recognized (losses) and gains on mark-to-market adjustments for changes in fair value on derivative contracts of ($96) and $81 for the three months ended June 30, 2014 and 2013, respectively.

A summary of the fair values for the various derivatives at June 30, 2014 and March 31, 2014 is presented below:

	June 30, 2014		March 31, 2014
(Amounts in thousands)	Asset	Liability	Asset	Liability
Interest rate swaps	$—	$(1,103)	$—	$(1,001)
Diesel fuel option collars	33	—	—	—
Propylene swaps	—	—	27	—

14.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase 66,000 pounds of resin over the period July 2014 through December 2014 at a committed purchase cost of $44,265

Litigation

We have been named as a defendant in various litigation matters. Management intends to defend these outstanding claims. We believe we have adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on our condensed consolidated results of operations or condensed consolidated financial condition. In management’s opinion, none of these proceedings will materially affect our consolidated operations, cash flows, or financial position, and we have recorded adequate accrued liabilities to cover our estimated probable loss exposure.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in balances of each component of Accumulated other comprehensive loss (“AOCL”) for the periods ending June 30:

(Amounts in thousands)	Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$(1,085)	$4	$(1,081)

Other comprehensive loss	(3,508)	5	(3,503)
Income tax benefit	—	(2)	(2)

Balance at June 30, 2013	$(4,593)	$7	$(4,586)

Balance at April 1, 2014	(6,838)	8	(6,830)

Other comprehensive loss	305	—	305

Balance at June 30, 2014	$(6,533)	$8	$(6,525)

16.	STOCK-BASED COMPENSATION

Deferred Compensation — Unearned ESOP Shares

The fair value of Redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Condensed Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate average annual fair value. Deferred compensation – unearned ESOP shares are relieved at the fair value, with any difference between the average fair value and the fair value shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $13.35 and $10.85 per share of Redeemable convertible preferred stock at June 30, 2014 and 2013, respectively, resulting in an average fair value per share of $12.26 and $10.75 for the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014 and 2013, we recognized compensation expense of $2,687 and $2,520, respectively, related to allocation of ESOP shares to participants for compensation.

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

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, which is determined with the assistance of an independent appraisal performed by a reputable valuation firm. During the three months ended June 30, 2014 and 2013, we recognized total stock-based compensation expense under both plans of $1,337 and $75, respectively, which was included with General and administrative expenses in our Condensed Consolidated Statements of Operations. As of June 30, 2014 and 2013, there was a total of $5,995 and $579, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. Of this amount, $2,064 and $0 relates to liability classified awards and $3,931 and $579 relates to equity classified awards as of June 30, 2014 and 2013, respectively. We had approximately 1,175 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of June 30, 2014.

We estimate the fair value of stock options granted after April 1, 2006, using a Black-Scholes option-pricing model, with assumptions as follows:

	2014	2013
Expected stock price volatility	44%	48%
Risk-free interest rate	2.3%	1.2%
Weighted-average expected option life (years)	8	8
Dividend yield	0.84%	0.81%

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1,412 shares.

2000 Plan

The stock option transactions as of the three months ended June 30 are summarized as follows:

	2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	913	$9.48	4.1	1,333	$8.10	4.0
Issued	—	—		—	—
Exercised	56	7.65		66	7.81
Forfeited	—	—		8	10.77

Outstanding at end of period	857	9.60	4.0	1,259	8.10	3.7

Exercisable and vested at end of period	510	8.49	2.1	832	6.61	2.1

Unvested at end of period	347	11.22	6.8	427	11.03	6.8

Vested and expected to vest at end of period	746	$9.50	5.3	913	$8.94	5.9

The following table summarizes information about the nonvested stock option grants as of the three months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	428	$5.82
Granted	—	—
Vested	81	6.43
Forfeited	—	—

Unvested at end of period	347	$5.68

2013 Plan

The stock option transactions as of the three months ended June 30, 2014 for the 2013 Stock Option Plan are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,911	$13.64	9.42
Issued—equity classified	—	—	—
Issued—liability classified	—	—	—
Exercised	—	—	—
Forfeited—equity classified	—	—	—

Outstanding at end of period	1,911	13.64	9.42

Exercisable and vested at end of period	—	—	—

Unvested at end of period	1,911	13.64	9.42

Vested and expected to vest at end of period	1,704	$13.64	9.42

Fair value of options granted during the period	—

The following table summarizes information about the nonvested stock option grants as of June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,911	$6.22
Granted	—	—
Forfeited	—	—

Unvested at end of period	1,911	$6.22

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provides for the issuance of restricted stock awards to certain key employees. The restricted stock generally vest ratably over a five-year period from the original restricted stock grant date, contingent on the employee’s continuous employment by ADS. In certain instances, however, a portion of the grants vested immediately or for accounting purposes were deemed to have vested immediately, including the grants to the Chief Executive Officer, which do not have a substantial risk of forfeiture as a result of different vesting provisions. Under the restricted stock plan, vested shares are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares. The Company recognized compensation expense of $909 and $585 in the three months ended June 30, 2014 and 2013, respectively, relating to the issuance of these shares; of this amount, $0 and $385 relates to the restricted shares that vested immediately during the three months ended June 30, 2014 and 2013, respectively. We had approximately 333 shares available for granting under this plan as of June 30, 2014.

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

17.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended June 30, 2014 and 2013, the Company utilized an effective tax rate of 43.9% and 38.2%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes, partially offset by foreign income taxed at lower rates.

18.	NET INCOME (LOSS) PER SHARE

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. Diluted net income (loss) per share assumes the Redeemable convertible preferred stock would be cash settled as we have the choice of settling in cash or shares, and we have demonstrated past practice and intent of cash settlement; therefore, these shares are excluded from the calculation. For purposes of the calculation of diluted net income (loss) per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

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

The following table presents information necessary to calculate net income (loss) per share for the three months ended June 30, 2013 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013
NET (LOSS) INCOME PER SHARE—BASIC:
Net income attributable to ADS	$8,566	$12,974
Adjustment for:
Change in fair value of Redeemable convertible preferred stock	(18,373)	(1,578)
Dividends to Redeemable convertible preferred stockholders	(37)	(216)
Dividends paid to unvested restricted stockholders	—	(8)

Net (loss) income available to common stockholders and participating securities	(9,844)	11,172
Undistributed income allocated to participating securities	—	(1,186)

Net (loss) income available to common stockholders – Basic	(9,844)	9,986
Weighted average number of common shares outstanding – Basic	47,536	47,190

Net (loss) income per common share – Basic	$(0.21)	$0.21

NET INCOME (LOSS) PER SHARE—DILUTED:
Net (loss) income available to common stockholders – Basic	$(9,844)	$9,986
Weighted average number of common shares outstanding – Basic	47,536	47,190
Assumed exercise of stock options	—	499

Weighted average number of common shares outstanding – Diluted	47,536	47,689

Net (loss) income per common share – Diluted	$(0.21)	$0.21

Potentially dilutive securities excluded as anti-dilutive	93	88

19.	BUSINESS SEGMENTS INFORMATION

We operate our business in two distinct operating and reportable segments based on the markets we serve: “Domestic” and “International”. The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on net sales and Segment Adjusted EBITDA (a non-GAAP measure). We calculate Segment Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Domestic

Our Domestic segment manufactures and markets products throughout the United States. We maintain and serve these markets through strong product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. We also sell through a broad variety of buying groups and co-ops in the United States. Products include Singlewall pipe, N-12 HDPE pipe sold into the Storm sewer and Infrastructure markets, High Performance PP pipe sold into the Storm sewer and sanitary sewer markets, and our broad line of Allied Products including StormTech, Nyloplast, Arc Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. Our Domestic segment sales are diversified across all regions of the country.

International

Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures, with best-in-class local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. We serve the Canadian market through Hancor of Canada. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our joint venture through the South American Joint Venture is our primary channel to serve the South American markets. Our product line includes Singlewall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013
Domestic
Pipe	$216,036	$188,080
Allied Products	73,589	66,447

Total domestic	289,625	254,527

International
Pipe	29,931	30,105
Allied Products	6,878	7,947

Total international	36,809	38,052

Total net sales	$326,434	$292,579

The following sets forth certain additional financial information attributable to our reportable segments for the three months ended June 30, 2014, and 2013, respectively:

	Three months ended June 30,
(Amounts in thousands)	2014	2013
Net sales
Domestic	$289,625	$254,527
International	36,809	38,052

Total	$326,434	$292,579

Gross profit
Domestic	$54,067	$49,731
International	6,791	6,619

Total	$60,858	$56,350

Segment Adjusted EBITDA
Domestic	$40,992	$38,137
International	4,137	5,340

Total	$45,129	$43,477

Interest expense

	Three months ended June 30,
(Amounts in thousands)	2014	2013
Domestic	$5,042	$4,693
International	9	36

Total	$5,051	$4,729

Depreciation and amortization
Domestic	$14,658	$14,444
International	1,368	1,382

Total	$16,026	$15,826

Equity in net income (loss) of unconsolidated affiliates
Domestic	$153	$—
International	(815)	(326)

Total	$(662)	$(326)

Capital expenditures
Domestic	$6,919	$10,938
International	513	2,204

Total	$7,432	$13,142

The following sets forth certain additional financial information attributable to our reporting segments as of June 30, 2014 and March 31, 2014, respectively:

	June 30, 2014	March 31, 2014
Investment in unconsolidated affiliates
Domestic	$8,537	$5,202
International	21,668	18,422

Total	$30,205	$23,624

Total identifiable assets
Domestic	$955,072	$889,263
International	129,351	113,612
Eliminations	(18,496)	(13,308)

Total	$1,065,927	$989,567

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Consolidated Net Income

	Three Months Ended June 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment EBITDA and Segment Adjusted EBITDA:
Net income	$7,843	$1,598	$11,834	$2,715
Depreciation and amortization	14,658	1,368	14,444	1,382
Interest expense, net	5,042	9	4,693	36
Income tax expense	7,414	479	8,591	620

Segment EBITDA	34,957	3,454	39,562	4,753
Derivative fair value adjustments	96	—	(81)	—
Foreign currency transaction losses	—	130	—	94
Loss (gain) on sale of assets/businesses	60	4	(4,732)	(4)
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	249	549	1	497
Contingent consideration remeasurement	(18)	—	89	—
Stock-based compensation	2,246	—	660	—
ESOP deferred compensation	2,687	—	2,520	—
Transaction costs (b)	715	—	118	—

Segment Adjusted EBITDA	$40,992	$4,137	$38,137	$5,340

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

20.	SUBSEQUENT EVENTS

We evaluated subsequent events through September 5, 2014, the date these condensed consolidated financial statements were originally available to be issued.

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

On July 25, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 25, 2014 to 52,881. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses, we used the net proceeds to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this report and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 (filed concurrently with this Amendment No. 1 to our Form 10-Q) which includes our restated consolidated financial statements for the year ended March 31, 2014. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Our broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products. Building on our core drainage businesses, we have aggressively pursued attractive ancillary product categories such as storm and septic chambers, PVC drainage structures, fittings and filters, and water quality filters and separators. We refer to these ancillary product categories as Allied Products. Given the scope of our overall sales and distribution platform, we have been able to drive growth within our Allied Products and believe there are significant growth opportunities going forward.

Recent Developments

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one stock split of our common stock which was originally a total of 31,500,000 authorized shares of common stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented. Following the split we had 47,582,000 stock-split adjusted shares of common stock issued and outstanding as of June 30, 2014.

On July 25, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289,000 shares, bringing the total number of shares issued and outstanding as of July 25, 2014 to 52,881,000. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses, we used the net proceeds to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

On August 22, 2014, an additional 600,000 shares of common stock were sold by certain selling stockholders of the Company to the underwriters as part of the Company’s IPO. The sale of additional shares resulted from a partial exercise by the underwriters of the over-allotment option granted by the selling stockholders to the underwriters in connection with the IPO. The shares were sold at the public offering price of $16.00 per share. The Company did not receive any proceeds from the sale of such additional shares.

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the previously reported Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013 and the Condensed Consolidated Balance Sheets as of June 30, 2014 and March 31, 2014. For additional information and a detailed discussion of the restatement, see “Note 2. Restatement of Previously Issued Financial Statements” included in Part I. Financial Information of this Amendment No. 1 to this Form 10-Q.

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

(Amounts in thousands)	Three Months Ended June 30, 2014	% of Net Sales	Three Months Ended June 30, 2013	% of Net Sales	% Variances
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$326,434	100.0%	$292,579	100.0%	11.6%
Cost of goods sold	265,576	81.4%	236,229	80.7%	12.4%

Gross profit	60,858	18.6%	56,350	19.3%	8.0%
Selling expenses	19,552	6.0%	16,520	5.6%	18.4%
General and administrative expenses	15,798	4.8%	13,087	4.5%	20.7%
Loss (gain) on sale of assets or businesses	64	—	(4,736)	(1.6%)	(101.4%)
Intangible amortization	2,613	0.8%	2,620	0.9%	(0.3%)

Income from operations	22,831	7.0%	28,859	9.8%	(20.9%)
Interest expense	5,051	1.6%	4,729	1.6%	6.8%
Other miscellaneous (income) expense, net	(216)	(0.1%)	44	—%	(590.9%)

Income before income taxes	17,996	5.5%	24,086	8.2%	(25.3%)
Income tax expense	7,893	2.4%	9,211	3.1%	(14.3%)
Equity in net loss of unconsolidated affiliates	662	0.2%	326	0.1%	103.1%

Net income	9,441	2.9%	14,549	5.0%	(35.1%)
Less net income attributable to the non-controlling interest	875	0.3%	1,575	0.5%	(44.4%)

Net income attributable to ADS	$8,566	2.6%	$12,974	4.4%	(34.0%)

Other financial data:
Adjusted EBITDA(b)	$45,129	13.8%	$43,477	14.9%	3.8%
System-Wide Net Sales(b)	$346,224	106.1%	$308,721	105.5%	12.1%
Adjusted Earnings Per Fully Converted Share(b)	$0.17	—	$0.23	—	(27.3%)

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013	% Change
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$216,036	$188,080	14.9%
Allied Products	73,589	66,447	10.7%

Total domestic	289,625	254,527	13.8%

International
Pipe	29,931	30,105	(0.6%)
Allied Products	6,878	7,947	(13.5%)

Total international	36,809	38,052	(3.3%)

Total net sales	$326,434	$292,579	11.6%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”

Net sales totaled $326.4 million in the three months ended June 30, 2014, increasing $33.9 million, or 11.6%, over the comparable period in fiscal year 2014.

Domestic net sales increased $35.1 million, or 13.8%, in the three months ended June 30, 2014, as compared to prior year period. The growth was due to strong sales volume in our pipe and Allied Products, which increased $28.0 million and $7.1 million, respectively, in the three months ended June 30, 2014. Domestic pipe sales increased $28.0 million, or 14.9%, due to strong sales volume in the non-residential, residential, and infrastructure markets, slightly offset by reduced sales volume in the Agricultural markets due to unfavorable weather conditions that impacted the start of spring season. Pipe selling prices increased 4.1% as compared to the prior year. Allied Product sales increased $7.1 million, or 10.7%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. Excluding $2.9 million of Allied Product lines sold in fiscal 2014 (a Precast structures business and the Draintech product line), Allied Product sales increased $10.0 million, or 15.8%, in the three months ended June 30, 2014 as compared to prior year sales of continuing products.

International net sales decreased $1.2 million, or 3.3%, in the three months ended June 30, 2014 over the comparable fiscal year 2014 period. The drop was primarily due to a late start to the spring construction season in Canada and slower public spending in Mexico.

System-Wide Net Sales were $346.2 million in the first three months of fiscal year 2015, an increase of $37.5 million, or 12.1%, over System-Wide Net Sales of $308.7 million in the first three months of fiscal year 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and a construction slowdown in Brazil primarily tied to the World Cup. Our Baysaver Joint Venture and Tigre-ADS USA Joint Venture provided incremental sales during the first quarter resulting in a combined increase of $5.9 million in net sales for unconsolidated joint ventures in the three months ended June 30, 2014 as compared to the prior year.

Cost of goods sold and Gross profit

Gross profit for the three months ended June 30, 2014 increased $4.5 million, or 8.0%, over the comparable period in fiscal year 2014.

Domestic gross profit increased $4.4 million, or 8.7%, to $54.1 million in the three months ended June 30, 2014 as compared to $49.7 million during the prior year. Raw material prices increased 8.3% due to higher virgin and non-virgin resin prices in the first quarter of fiscal 2015 as compared to the prior period. Freight costs totaled 9.7% of net sales in the three months ended June 30, 2014 versus 9.8% for the prior year.

International gross profit increased $0.2 million, or 2.6% in the first quarter of fiscal year 2015 over the comparable fiscal year 2014 period.

Gross profit as a percentage of net sales was 18.6% for the three months ended June 30, 2014 as compared to 19.3% for the prior year.

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

Selling expenses for the three months ended June 30, 2014 increased $3.0 million, or 18.4%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses increased to 6.0% in the first quarter of fiscal 2015 as compared to 5.6% in the prior year.

General and administrative expenses

General and administrative expenses consists of personnel costs (salaries, benefits, and other personnel-related expenses, including stock-based compensation), recruitment and relocation expenses, accounting and legal fees, business travel expenses, rent and utilities for the administrative offices, director fees, investor relations, membership fees, office supplies, insurance and other miscellaneous expenses.

General and administrative expenses for the three months ended June 30, 2014 increased $2.7 million, or 20.7%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock-based compensation of $1.6 million, higher professional fees of $1.0 million, and increased corporate overhead expenses of $0.1 million.

The $1.6 million increase in non-cash stock-based compensation was due to an increase in non-cash compensation related to stock option plans of $1.3 million and $0.3 million in non-cash stock-based compensation related to restricted shares.

The $1.0 million increase in professional fees was due to audit fees of $0.7 million in connection with the IPO and additional legal fees of $0.3 million.

(Gain) loss on disposal of assets and businesses

Gains on sale of businesses for the three months ended June 30, 2014 was zero compared to $4.8 million over the comparable fiscal year 2014 period. The Company sold its Draintech product line in the first quarter of fiscal year 2014.

Loss on disposal of equipment for the three months ended June 30, 2014 was $0.06 million compared to $0.1 million for the comparable fiscal year 2014 period.

Intangibles amortization

Intangibles amortization remained relatively flat at $2.6 million for the three months ended June 30, 2014 and 2013.

Interest expense

Interest expense for the three months ended June 30, 2014 increased $0.3 million, or 6.8%, over the comparable fiscal year 2014 period. As of June 30, 2014, our leverage ratio of Adjusted EBITDA to Debt exceeded 3 times resulting in a surcharge of 2% on our Bank Term Loans being paid in the first quarter of fiscal 2015, which increased interest expense by $0.5 million as compared to the prior year.

Other miscellaneous expenses, net

For the three months ended June 30, 2014, we had miscellaneous income of $0.2 million compared to miscellaneous expense of less than $0.1 million in the comparable 2014 period.

Income tax expense

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended June 30, 2014 and 2013, the Company recorded income tax provisions of $7.9 million and $9.2 million, respectively, which represents effective tax rate of 43.9% and 38.2%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes, partially offset by foreign income taxed at lower rates.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represents our proportionate share of loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity in net loss for the three months ended June 30, 2014 increased $0.3 million to a net loss of $0.7 million over the comparable fiscal year 2014 period. Our South American Joint Venture operations contributed to this increase due to continued softness in the mining markets and a construction slowdown in Brazil primarily tied to the World Cup event.

Income attributed to non-controlling interests

Non-controlling interests represent income attributed to the non-controlling interest holders in joint venture operations that are consolidated in our financial statements. Income attributed to non-controlling interests for the three months ended June 30, 2014 decreased $0.7 million to income of $0.9 million over the comparable fiscal year 2014 period.

Net income attributable to ADS and Net income (loss) per share

First quarter net income attributable to ADS for fiscal year 2015 of approximately $8.6 million decreased from the preceding fiscal years’ net income attributable to ADS for the quarter of $13.0 million, as influenced by the factors noted above. Net loss per share for the first quarter fiscal year 2015 was $(0.21) per basic and diluted share, as compared to net income of $0.21 per basic and diluted share recorded in the comparable fiscal year 2014 period. The loss per share for the three months ended June 30, 2014 is primarily related to the fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $16.8 million, or $0.35 per share for common shareholders.

Adjusted EBITDA

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013	% Change
	(As Restated)(a)	(As Restated)(a)
Domestic	$40,992	$38,137	7.5%
International	4,137	5,340	(22.5)%

Total adjusted EBITDA	$45,129	$43,477	3.8%

As a percentage of net sales	13.8%	14.9%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”

Adjusted EBITDA in the first quarter of fiscal year 2015 increased by $1.6 million or 3.8% over the comparable fiscal year 2014 period. Excluding the impact of the one-time $4.8 million gain from the sale of the Draintech business during the first quarter of fiscal 2014, adjusted EBITDA decreased $3.2 million or 6.6% in the three months ended June 30, 2014 as compared to the prior year ($45.1 million compared to an adjusted $48.3 million for the prior year).

Domestic adjusted EBITDA totaled $41.0 million in the three months ended June 30, 2014 compared to $38.1 million in the prior year first quarter, which included the impact of a $4.8 million gain on the sale. International adjusted EBITDA totaled $4.1 million in the first quarter of fiscal 2015 compared to $5.3 million in the prior period.

Adjusted EBITDA as a percentage of net sales totaled 13.8% for the three months ended June 30, 2014 compared to 14.9% for the prior year first quarter. Excluding the impact of the one-time gain on adjusted EBITDA in the three months ended June 30, 2013, adjusted EBITDA as a percentage of net sales would have been 16.5%.

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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that comprises net income before interest, income taxes, depreciation and amortization, stock-based compensation, non-cash charges and certain other expenses. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance and evaluate the effectiveness of our business strategies. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Net income	$9,441	$14,549
Depreciation and amortization	16,026	15,826
Interest expense	5,051	4,729
Income tax expense	7,893	9,211

EBITDA	38,411	44,315
Derivative fair value adjustments	96	(81)
Foreign currency transaction losses	130	94
Loss (gain) on sale of assets or businesses	64	(4,736)
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	798	498
Contingent consideration remeasurement	(18)	89
Stock-based compensation	2,246	660
ESOP deferred stock-based compensation	2,687	2,520
Transaction costs (c)	715	118

Adjusted EBITDA	$45,129	$43,477

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$7,843	$1,598	$11,834	$2,715
Depreciation and amortization	14,658	1,368	14,444	1,382
Interest expense	5,042	9	4,693	36
Income tax expense	7,414	479	8,591	620

Segment EBITDA	34,957	3,454	39,562	4,753
Derivative fair value adjustments	96	—	(81)	—

	Three Months Ended June 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Foreign currency transaction losses	—	130	—	94
Loss (gain) on sale of assets or businesses	60	4	(4,732)	(4)
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	249	549	1	497
Contingent consideration remeasurement	(18)	—	89	—
Stock-based compensation	2,246	—	660	—
ESOP deferred stock-based compensation	2,687	—	2,520	—
Transaction costs (c)	715	—	118	—

Segment Adjusted EBITDA	$40,992	$4,137	$38,137	$5,340

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

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

The reconciliation of our System-Wide Net Sales to net sales is as follows:

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Net sales	$326,434	$292,579
Net sales associated with our unconsolidated affiliates
South American Joint Venture(b)	13,920	16,142
BaySaver Joint Venture(c)	2,337	—
Tigre-ADS USA Joint Venture(d)	3,533	—

System-Wide Net Sales	$346,224	$308,721

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver Joint Venture.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA Joint Venture.

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

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Net (loss) income available to common shareholders	$(9,844)	$9,986
Add: Adjustments to net (loss) income available to common shareholders	18,410	2,988

Adjusted net income attributable to ADS – (Non-GAAP)	8,566	12,974
Add: Fair value of ESOP compensation related to Redeemable convertible preferred stock	2,687	2,520

Adjusted net income – (Non-GAAP)	$11,253	$15,494

Weighted Average Common Shares Outstanding – Basic	47,536	47,190
Add: Unvested restricted shares	263	372
Redeemable convertible preferred shares	20,099	20,418

Total Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	67,898	67,980

Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.17	$0.23

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”

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

Working Capital and Cash Flows

During the three months ended June 30, 2014, our net increase in cash amounted to $0.8 million compared to a net increase of $1.7 million for the three months ended June 30, 2013. During the three months ended June 30, 2014, our source of funds was primarily driven by operating earnings and seasonal borrowings on our Revolving Credit facility. For the same period ending June 30, 2014, our use of cash was primarily driven by increased accounts receivable balances and capital expenditures. During the three months ended June 30, 2013, our primary source of cash was provided by operating earnings and borrowings on the Revolving Credit facility. For the three months ended June 30, 2013, our use of cash was primarily due to increases in accounts receivable and capital expenditures.

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

As of June 30, 2014, we had total consolidated indebtedness of approximately $492.9 million. We repaid a portion of our outstanding indebtedness with the net proceeds from our initial public offering which closed on July 25, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2014	2013
	(Restated)(a)	(Restated)(a)
Statement of Cash Flows data:
Net cash from operating activities	$(18,542)	$(27,638)
Net cash from investing activities	(15,656)	(8,120)
Net cash from financing activities	35,073	37,430

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”

Working Capital

Net working capital increased to $286.9 million as of June 30, 2014, from $241.0 million as of March 31, 2014, primarily due to the growth in accounts receivable of $65.6 million resulting from sales increases. This change was offset partially by an increase of $13.6 million in accounts payable.

Operating Cash Flows

Cash flow from operating activities for the three months ended June 30, 2014 was a use of $18.5 million as compared with cash used by operating activities of $27.6 million for the three months ended June 30, 2013. Cash flow from operating activities during the three months ended June 30, 2014 was impacted by higher growth in accounts receivable compared to the prior year driven by sales revenues increasing $33.9 million or 11.6% versus the three months ended June 30, 2013. Cash flow from operating activities for the three months ended June 30, 2013 also included $4.8 million realized from the sale of assets for the Draintech product line.

Investing Cash Flows

During the three months ended June 30, 2014, cash used for investing activities was $15.7 million, primarily due to capital expenditures in support of operations and an investment in a domestic joint venture operation. During the three months ended June 30, 2013, cash used for investing activities was $8.1 million, primarily due to capital expenditures in support of operations, net of $5.9 million in proceeds received from the sale of the Draintech product line.

Financing Cash Flows

During the three months ended June 30, 2014, cash provided from financing activities was $35.1 million, utilizing borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months. During the three months ended June 30, 2013, cash provided by financing activities was $37.4 million primarily due to borrowings from Term and Revolving debt with some modest payments for dividends and redemption of convertible preferred stock in connection with the ESOP.

Capital Expenditures

Capital expenditures totaled $7.4 million, and $13.1 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Our capital expenditures for the three months ended June 30, 2014 were used primarily to support facility expansions, equipment replacements and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $35 million in fiscal year 2015. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2014, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million and (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A for the quarter ended June 30, 2014. The outstanding principal drawn on the Revolving Credit Facility was $286.5 million, with $30.5 million available to be drawn. As of June 30, 2014, the outstanding principal balance of the Term Loan was $96.3 million.

We used the net proceeds from the initial public offering, which closed on July 25, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Bank term loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A for the quarter ended June 30, 2014. As of June 30, 2014, the outstanding principal drawn on the revolving credit facility was $2.0 million, with $10.0 million available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A for the quarter ended June 30, 2014. We have no further amount available for issuance of senior notes under the private shelf agreement. At June 30, 2014 the outstanding principal balance on these notes was $100 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage

Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A for the quarter ended June 30, 2014. We were in compliance with our debt covenants as of June 30, 2014.

Contractual Obligation as of June 30, 2014

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Contractual obligations:
Long-term debt (1)	$492,882	$11,667	$46,095	$410,120	$25,000
Interest payments (2)	62,770	17,036	31,386	14,095	253
Operating leases	9,895	2,632	3,713	1,227	2,323
Capital Leases	65,447	17,176	28,927	11,914	7,430
Contractual purchase obligations (3)	53,409	53,409	—	—	—

Total	$684,403	$101,920	$110,121	$437,356	$35,006

(1)	The current Revolving Credit Facility and Term Loan mature in June, 2018.
(2)	Based on applicable rates and pricing margins as of June 30, 2014, including interest rate swaps.
(3)	Purchase obligations include various commitments with vendors to purchase inventory.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 9. ADS Mexicana” to our Condensed Consolidated Financial Statements. As of June 30, 2014, our South American Joint Venture had approximately $13.2 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2015 (filed concurrently with this Form 10-Q/A) which includes our restated consolidated financial statements for the year ended March 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.

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

Interest Rate Risk

We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.8 million based on our borrowings as of June 30, 2014. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.2 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of June 30, 2014. The first swap is a $72.5 million notional value, $2.5 million per quarter at a fixed LIBOR rate of 1.105% which expires in September, 2014. A second $50.0 million notional value swap took effect on September 1, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

We have supply contracts that typically include supply periods of greater than one year. Except for physical-hedged resin contracts, we generally do not enter into long-term purchase orders for the delivery of raw materials. Our orders with suppliers are flexible and do not normally contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their selling prices or other relevant terms on a monthly basis, exposing us to pricing risk. Our use of pricing and forecasting tools, centralized procurement, additional sources of supply and incorporation of vertical integration for recycled material have increased our focus on efficiency and resulted in lower overall supply costs. If the price of HDPE and PP virgin resin increased or decreased by 5%, it would result in a change to our annual cost of goods sold of approximately $25 million.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

In connection with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Original Form 10-Q”), the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of June 30, 2014 (the “Evaluation Date”). Subsequent to the filing of the Original Form 10-Q and in connection with the restatement discussed elsewhere in this Quarterly Report on Form 10-Q/A, the Company’s management identified material weaknesses in the Company’s internal control over financial reporting applicable to the period covered by this periodic report. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified certain material weaknesses in our internal control over financial reporting in the areas of (i) Company control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment, and (vi) ADS Mexicana revenue recognition cut-off practices. The material weaknesses in our internal control over financial reporting are more fully described in Item 9A in our Annual Report on Form 10-K for the year ended March 31, 2015, which is being filed concurrently with this Form 10-Q/A.

Changes in Internal Control over Financial Reporting

While there have been significant changes in our internal control over financial reporting subsequent to June 30, 2014, as described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2015, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015, which is being filed concurrently with this Form 10-Q/A. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended March 31, 2015 and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Amended Quarterly Report on Form 10-Q/A.

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

Date: March 29, 2016

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
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