Form 10-Q/A
period 2014-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-03-29
CIK 1604028

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

		Page

EXPLANATORY NOTE		1

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Restated) and March 31, 2014 (Restated)	2

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 (Restated) and 2013 (Restated)	3

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2014 (Restated) and 2013 (Restated)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 (Restated) and 2013 (Restated)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the six months ended September 30, 2014 (Restated) and 2013 (Restated)	6

	Notes to Condensed Consolidated Financial Statements (Restated)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	51

ITEM 1A.	Risk Factors	51

ITEM 2.	Unregistered Sale of Equity Securities	51

ITEM 3.	Defaults Upon Senior Securities	52

ITEM 4.	Mine Safety Disclosures	52

ITEM 5.	Other Information	52

ITEM 6.	Exhibits	52

SIGNATURES		53

EXHIBIT INDEX		54

i

EXPLANATORY NOTE

During the preparation of its Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Advanced Drainage Systems, Inc. identified errors in its historical financial statements related to the accounting for leases, inventory, long-lived assets, ADS Mexicana, income taxes, and other items. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three and six months ended September 30, 2014 as originally filed with the Securities and Exchange Commission on November 10, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 3 of Part I, “Quantitative and Qualitative Disclosures About Market Risk”, (iv) Item 4 of Part I, “Controls and Procedures”, (v) Item 1A of Part II “Risk Factors”, and (vi) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.01, 31.02, 32.01 and 32.02, respectively, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, or have been changed; however, for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement.

This Form 10-Q/A is being filed concurrently with the Company’s Form 10-K for the year ended March 31, 2015 and Forms 10-Q/A for the periods ended June 30, 2014 and December 31, 2014.

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated)(1)

	As of
(Amounts in thousands, except par value)	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash	$6,581	$3,931
Receivables (less allowance for doubtful accounts of $4,381 and $4,490, respectively)	246,046	148,271
Inventories	232,262	259,891
Deferred income taxes and other current assets	13,737	14,465

Total current assets	498,626	426,558
Property, plant and equipment, net	359,742	350,351
Other assets:
Goodwill	88,000	88,017
Intangible assets, net	54,132	59,194
Other assets	67,660	65,447

Total assets	$1,068,160	$989,567

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of debt obligations	$11,148	$11,153
Current maturities of capital lease obligations	12,225	12,364
Accounts payable	115,716	110,972
Other accrued liabilities	50,240	43,085
Accrued income taxes	19,698	7,980

Total current liabilities	209,027	185,554
Long-term debt obligation	386,435	442,895
Long-term capital lease obligations	49,237	34,366
Deferred tax liabilities	60,401	66,333
Other liabilities	27,319	32,170

Total liabilities	732,419	761,318
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 0 and 38,320 shares issued and outstanding, respectively	—	549,119
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 26,129 shares outstanding	326,623	291,720
Deferred compensation – unearned ESOP shares	(215,024)	(197,888)

Total mezzanine equity	111,599	642,951
Stockholders’ equity (deficit):
Common stock: $0.01 par value; 1,000,000 and 148,271 shares authorized; 153,560 and 109,951 shares issued; 52,935 and 9,141 shares outstanding, respectively	12,393	11,957
Paid-in capital	689,980	12,438
Common stock in treasury, at cost	(447,674)	(448,439)
Accumulated other comprehensive loss	(9,355)	(6,830)
Retained deficit	(40,900)	(2,412)

Total ADS stockholders’ equity (deficit)	204,444	(433,286)
Noncontrolling interest in subsidiaries	19,698	18,584

Total stockholders’ equity (deficit)	224,142	(414,702)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$1,068,160	$989,567

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, as restated)(1)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net sales	$366,714	$332,727	$693,148	$625,306
Cost of goods sold	296,951	267,139	562,527	503,368

Gross profit	69,763	65,588	130,621	121,938
Operating expenses:
Selling	20,240	18,635	39,792	35,155
General and administrative	13,843	13,655	29,641	26,742
Loss (gain) on disposal of assets or businesses	281	204	345	(4,532)
Intangible amortization	2,610	2,620	5,223	5,240

Income from operations	32,789	30,474	55,620	59,333
Other expense:
Interest expense	5,044	4,721	10,095	9,450
Other miscellaneous (income) expense, net	(240)	(24)	(456)	20

Income before income taxes	27,985	25,777	45,981	49,863
Income tax expense	8,926	8,928	16,819	18,139
Equity in net loss of unconsolidated affiliates	62	192	724	518

Net income	18,997	16,657	28,438	31,206
Less net income attributable to noncontrolling interest	2,153	1,917	3,028	3,492

Net income attributable to ADS	16,844	14,740	25,410	27,714

Change in fair value of Redeemable convertible preferred stock	7,319	(3,186)	(11,054)	(4,764)
Dividends to Redeemable convertible preferred stockholders	(37)	(214)	(75)	(430)
Dividends paid to unvested restricted stockholders	—	(8)	—	(16)

Net income available to common stockholders and participating securities	24,126	11,332	14,281	22,504
Undistributed income allocated to participating securities	(2,768)	(1,203)	(1,702)	(2,406)

Net income available to common stockholders	$21,358	$10,129	$12,579	$20,098

Weighted average common shares outstanding:
Basic	51,518	47,250	49,538	47,220
Diluted	56,463	47,579	52,198	47,634
Net income per share:
Basic	$0.41	$0.21	$0.25	$0.43
Diluted	$0.41	$0.21	$0.25	$0.42
Cash dividends declared per share	$—	$0.03	$—	$0.06

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, as restated)(1)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Net income	$18,997	$16,657	$28,438	$31,206
Other comprehensive (loss) income:
Currency translation, before tax	(3,591)	1,405	(3,432)	(3,076)
Other, before tax	—	—	—	5

Total other comprehensive (loss) income, before tax	(3,591)	1,405	(3,432)	(3,071)

Tax attributes of items in other comprehensive (loss) income:
Other	—	—	—	(2)

Total tax benefit	—	—	—	(2)

Comprehensive income	15,406	18,062	25,006	28,133
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(761)	(293)	(907)	(1,266)
Less net income attributable to noncontrolling interest	2,153	1,917	3,028	3,492

Total comprehensive income attributable to ADS	$14,014	$16,438	$22,885	$25,907

(1)	See Note 2. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, as restated)(1)

	Six Months Ended September 30,
(Amounts in thousands)	2014	2013
Cash Flows from Operating Activities	$14,906	$8,385

Cash Flows from Investing Activities
Capital expenditures	(15,596)	(21,561)
Proceeds from sale of assets or businesses	156	6,056
Investment in unconsolidated affiliate	(7,566)	(5,300)
Additions of capitalized software	(441)	(186)
Other investing activities	(525)	(533)

Net cash used in investing activities	(23,972)	(21,524)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	174,760	225,400
Payments on Revolving Credit Facility	(227,000)	(242,300)
Proceeds from term loan	—	100,000
Payments on term loan	(2,500)	(77,500)
Proceeds from Senior Notes	—	25,000
Payments of notes, mortgages, and other debt	(1,665)	(963)
Payments on capital lease obligation	(5,467)	(5,899)
Payments for deferred initial public offering costs	(4,458)	—
Debt issuance costs	—	(2,311)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	79,131	—
Cash dividends paid	(1,007)	(4,293)
Redemption of Redeemable convertible preferred stock	—	(3,146)
Other financing activities	152	(183)

Net cash provided by financing activities	11,946	13,805

Effect of exchange rate changes on cash and cash equivalents	(230)	9

Net change in cash	2,650	675
Cash at beginning of period	3,931	1,361

Cash at end of period	$6,581	$2,036

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity (Deficit)	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity (Deficit)	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2013	109,979	$11,957	$41,152	101,191	$(448,571)	$(856)	$87,331	$(308,987)	$23,265	$(285,722)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	$608,346

Cumulative restatement adjustment	—	—	(1,126)	—	—	(225)	(8,129)	(9,480)	(4,721)	(14,201)	—	—	—	—	—	—	—

Balance at April 1, 2013 (As Restated)(1)	109,979	$11,957	$40,026	101,191	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	$608,346

Net income	—	—	—	—	—	—	27,714	27,714	3,492	31,206	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,807)	—	(1,807)	(1,266)	(3,073)	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(355)	(355)	—	(355)	—	—	—	—	—	—	—
Common stock dividend ($0.058 per share)	—	—	—	—	—	—	(2,724)	(2,724)	—	(2,724)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,214)	(1,214)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,023)	—	—	—	—	(1,023)	—	(1,023)	—	—	—	—	(537)	6,049	6,049
Exercise of common stock options	—	—	109	(94)	417	—	—	526	—	526	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	204	14	(204)	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	462	—	—	—	—	462	—	462	—	—	—	—	—	—	—
Restricted stock awards	—	—	850	(104)	328	—	—	1,178	—	1,178	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(297)	(3,146)	—	—	(3,146)
Purchase of common stock	—	—	—	14	(171)	—	—	(171)	—	(171)	—	—	—	—	—	—	—
Reclassification of common stock to redeemable common stock	(28)	—	(385)	—	—	—	—	(385)	—	(385)	28	385	—	—	—	—	385
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	—	—	—	—	(4,764)	(4,764)	—	(4,764)	—	—	—	16,173	—	(11,409)	4,764
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(30,528)	(30,528)	—	(30,528)	—	30,528	—	—	—	—	30,528

Balance at September 30, 2013 (Unaudited, As Restated)(1)	109,951	$11,957	$40,243	101,021	$(448,201)	$(2,888)	$68,545	$(330,344)	$19,556	$(310,788)	38,320	$553,189	26,250	$295,574	17,924	$(201,837)	$646,926

Balance at April 1, 2014	109,951	$11,957	$22,547	100,810	$(448,439)	$(5,977)	$—	$(419,912)	$22,576	$(397,336)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Cumulative restatement adjustment	—	—	(10,109)	—	—	(853)	(2,412)	(13,374)	(3,992)	(17,366)	—	—	—	—	—	—	—

Balance at April 1, 2014 (As Restated)(1)	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Net income	—	—	—	—	—	—	25,410	25,410	3,028	28,438	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,525)	—	(2,525)	(907)	(3,432)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,339)	—	—	—	—	(1,339)	—	(1,339)	—	—	—	—	(537)	6,713	6,713
Exercise of common stock options	—	—	174	(78)	349	—	—	523	—	523	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,778	—	—	—	—	1,778	—	1,778	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,489	(114)	509	—	—	1,998	—	1,998	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,245	—	—	—	—	72,298	—	72,298	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	11,054
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	(615,040)

Balance at September 30, 2014 (Unaudited, As Restated)(1)	153,560	$12,393	$689,980	100,625	$(447,674)	$(9,355)	$(40,900)	$204,444	$19,698	$224,142	—	$—	26,129	$326,623	17,190	$(215,024)	$111,599

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

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

On July 25, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares, bringing the total number of shares issued and outstanding as of July 25, 2014 to 52,881. We received total proceeds from the IPO of $79,131 after excluding underwriter discounts and commissions of $5,501, based upon the price to the public of $16.00 per share. After deducting other offering expenses, we used the net proceeds to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2014 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, in addition to the restatement adjustments described in Note 2. Restatement of Previously Issued Financial Statements, necessary to present fairly its financial position as of September 30, 2014 and the results of operations for the three and six months ended September 30, 2014 and 2013 and cash flows for the six months ended September 30, 2014 and 2013. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Annual Report on Form 10-K for the year ended March 31, 2015, filed concurrently with this Form 10-Q/A.

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

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss (gain) on disposal of assets or businesses in our Condensed Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. Interest capitalized was $177 and $316 during the three and six months ended September 30, 2014, respectively, and $246, and $410 during the three and six months ended September 30, 2013, respectively.

Leases

Leases are reviewed for capital or operating classification at their inception. The Company uses the lower of the rate implicit in the lease or its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes cancellable and renewal periods that are reasonably assured. For leases classified as capital leases at lease inception, we record a capital lease asset and lease financing obligation equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased asset. The capital lease asset is recorded in Property, plant and equipment, net and amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, we record rent expense over the lease term using the straight-line method.

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

Due to these errors, as further described below, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on August 14, 2015 that the Company’s previously issued financial statements should no longer be relied upon. As a result of the foregoing, the Company has restated its condensed consolidated financial statements as of September 30, 2014 and March 31, 2014 and for the three and six months ended September 30, 2014 and 2013. The restatement also affects periods prior to fiscal year 2014, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2014 opening stockholders’ equity (deficit) balance.

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

Inventory Accounting Adjustments

The Company identified and corrected certain errors related to its accounting for inventory. The errors primarily related to the Company’s incorrect historical calculation of inventory costing based on the first-in first-out (“FIFO”) method, the inappropriate capitalization of certain inter-plant freight expense and other overhead costs, the misclassification of certain overhead costs between general and administrative expense and cost of goods sold and the misclassification of our financial fuel hedge losses between Cost of goods sold and Other miscellaneous (income) expense, net.

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

ADS Mexicana Accounting Adjustments

In October 2015, the Company became aware of questions related to the proper characterization of certain ADS Mexicana transactions including an aircraft leasing arrangement, a real estate leasing arrangement and several service arrangements that involved ADS Mexicana related parties. Based on the results of a management review and an independent investigation authorized by the Audit Committee, it was determined that the various lease and services arrangements described above, as well as certain additional services arrangements with former related parties identified during the course of the investigation, lacked commercial and economic substance or proper supporting documentation as to the service performed, and therefore were not appropriately reflected in the Company’s consolidated financial statements. These errors have been corrected in the restated condensed consolidated financial statements, with these adjustments primarily impacting Other miscellaneous (income) expense, net, Net income attributable to noncontrolling interest and Noncontrolling interest in subsidiaries.

Management also identified potential accounting errors related to ADS Mexicana’s revenue recognition cut-off practices, which were included in the scope of the independent investigation authorized by the Audit Committee. As a result, the Company identified instances where ADS Mexicana recognized revenue prior to the date of shipment or transfer of title/ownership, which is not in accordance with U.S. GAAP.

The Company also identified and corrected certain other errors related to the accounting for ADS Mexicana. These adjustments related to the increase of the allowance for doubtful accounts, errors related to the inventory costing methodology, and certain other miscellaneous items.

Income Taxes and Other Accounting Adjustments

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as discrete tax adjustments related to transfer pricing. See Note 18. Income Taxes for discussion of the related impact to our effective tax rate. The Company also identified and corrected certain other errors, all of which are insignificant individually and in the aggregate. The nature of the primary items besides income taxes in this category of adjustments is described as follows:

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

Impact on Condensed Consolidated Statements of Operations

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands, except per share data)		Leases	Inventory	Long-Lived Assets	ADS Mexciana	Income Taxes and Other
Net sales	$364,724	$—	$—	$—	$1,856	$134	$366,714
Cost of goods sold	282,282	531	11,665	16	1,815	642	296,951

Gross profit	82,442	(531)	(11,665)	(16)	41	(508)	69,763
Operating expenses:
Selling	19,762	281	(24)	143	162	(84)	20,240
General and administrative	18,879	(18)	(4,574)	75	(477)	(42)	13,843
Loss on disposal of assets or businesses	—	23	—	258	—	—	281
Intangible amortization	2,638	—	—	(28)	—	—	2,610

Income from operations	41,163	(817)	(7,067)	(464)	356	(382)	32,789
Other expense:
Interest expense	4,338	706	—	—	—	—	5,044
Other miscellaneous income, net	(7)	—	—	(16)	(217)	—	(240)

Income before income taxes	36,832	(1,523)	(7,067)	(448)	573	(382)	27,985
Income tax expense	14,062	—	—	—	—	(5,136)	8,926
Equity in net loss of unconsolidated affiliates	2	—	—	—	—	60	62

Net income	22,768	(1,523)	(7,067)	(448)	573	4,694	18,997
Less net income attributable to noncontrolling interest	378	—	—	—	437	1,338	2,153

Net income attributable to ADS	22,390	(1,523)	(7,067)	(448)	136	3,356	16,844

Change in fair value of Redeemable convertible preferred stock	7,319	—	—	—	—	—	7,319
Dividends to Redeemable convertible preferred stockholders	(37)	—	—	—	—	—	(37)
Dividends paid to unvested restricted stockholders	—	—	—	—	—	—	—

Net income available to common stockholders and participating securities	29,672	(1,523)	(7,067)	(448)	136	3,356	24,126
Undistributed income allocated to participating securities	(3,404)	175	811	51	(16)	(385)	(2,768)

Net income available to common stockholders	$26,268	$(1,348)	$(6,256)	$(397)	$120	$2,971	$21,358

Weighted average common shares outstanding:
Basic	51,518						51,518
Diluted	56,463						56,463
Net income per share:
Basic	$0.51						$0.41
Diluted	$0.51						$0.41

	Three Months Ended September 30, 2013
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands, except per share data)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net sales	$333,240	$—	$—	$—	$452	$(965)	$332,727
Cost of goods sold	260,021	(623)	6,690	(40)	377	714	267,139

Gross profit	73,219	623	(6,690)	40	75	(1,679)	65,588
Operating expenses:
Selling	18,166	(127)	(87)	179	—	504	18,635
General and administrative	17,917	(104)	(3,948)	101	(455)	144	13,655
Loss on disposal of assets or businesses	—	4	—	200	—	—	204
Intangible amortization	2,861	—	—	(241)	—	—	2,620

Income from operations	34,275	850	(2,655)	(199)	530	(2,327)	30,474
Other expense:
Interest expense	3,866	855	—	—	—	—	4,721
Other miscellaneous expense (income), net	287	—	—	(27)	(284)	—	(24)

Income before income taxes	30,122	(5)	(2,655)	(172)	814	(2,327)	25,777
Income tax expense	12,242	—	—	—	—	(3,314)	8,928
Equity in net loss of unconsolidated affiliates	97	—	—	—	—	95	192

Net income	17,783	(5)	(2,655)	(172)	814	892	16,657
Less net income attributable to noncontrolling interest	461	—	—	—	513	943	1,917

Net income attributable to ADS	17,322	(5)	(2,655)	(172)	301	(51)	14,740

Change in fair value of Redeemable convertible preferred stock	(3,186)	—	—	—	—	—	(3,186)
Dividends to Redeemable convertible preferred stockholders	(214)	—	—	—	—	—	(214)
Dividends paid to unvested restricted stockholders	(8)	—	—	—	—	—	(8)

Net income available to common stockholders and participating securities	13,914	(5)	(2,655)	(172)	301	(51)	11,332
Undistributed income allocated to participating securities	(1,536)	1	320	21	(36)	27	(1,203)

Net income available to common stockholders	$12,378	$(4)	$(2,335)	$(151)	$265	$(24)	$10,129

Weighted average common shares outstanding:
Basic	47,250						47,250
Diluted	47,579						47,579
Net income per share:
Basic	$0.26						$0.21
Diluted	$0.26						$0.21
Cash dividends declared per share	$0.03						$0.03

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of operations for the six months ended September 30, 2014 and 2013 is as follows:

	Six Months Ended September 30, 2014
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands, except per share data)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net sales	$693,021	$—	$—	$—	$1,850	$(1,723)	$693,148
Cost of goods sold	538,546	171	21,120	67	2,349	274	562,527

Gross profit	154,475	(171)	(21,120)	(67)	(499)	(1,997)	130,621
Operating expenses:
Selling	39,008	171	129	370	49	65	39,792
General and administrative	39,411	(98)	(8,488)	198	(1,015)	(367)	29,641
Loss on disposal of assets or businesses	—	74	—	271	—	—	345
Intangible amortization	5,279	—	—	(56)	—	—	5,223

Income from operations	70,777	(318)	(12,761)	(850)	467	(1,695)	55,620
Other expense:
Interest expense	8,953	1,142	—	—	—	—	10,095
Other miscellaneous expense (income), net	7	—	—	(33)	(432)	2	(456)

Income before income taxes	61,817	(1,460)	(12,761)	(817)	899	(1,697)	45,981
Income tax expense	23,757	—	—	—	—	(6,938)	16,819
Equity in net loss of unconsolidated affiliates	623	—	—	—	—	101	724

Net income	37,437	(1,460)	(12,761)	(817)	899	5,140	28,438
Less net income attributable to noncontrolling interest	806	—	—	—	664	1,558	3,028

Net income attributable to ADS	36,631	(1,460)	(12,761)	(817)	235	3,582	25,410

Change in fair value of Redeemable convertible preferred stock	(11,054)	—	—	—		—	(11,054)
Dividends to Redeemable convertible preferred stockholders	(75)	—	—	—		—	(75)
Dividends paid to unvested restricted stockholders	—	—	—	—		—	—

Net income available to common stockholders and participating securities	25,502	(1,460)	(12,761)	(817)	235	3,582	14,281
Undistributed income allocated to participating securities	(3,040)	174	1,521	97	(28)	(426)	(1,702)

Net income available to common stockholders	$22,462	$(1,286)	$(11,240)	$(720)	$207	$3,156	$12,579

Weighted average common shares outstanding:
Basic	49,538						49,538
Diluted	52,198						52,198
Net income per share:
Basic	$0.45						$0.25
Diluted	$0.45						$0.25

	Six Months Ended September 30, 2013
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands, except per share data)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net sales	$626,342	$—	$—	$—	$991	$(2,027)	$625,306
Cost of goods sold	487,120	(784)	15,038	(497)	1,508	983	503,368

Gross profit	139,222	784	(15,038)	497	(517)	(3,010)	121,938
Operating expenses:
Selling	35,843	(272)	151	193	(1,456)	696	35,155
General and administrative	35,576	(186)	(7,933)	106	(910)	89	26,742
Gain on disposal of assets or businesses	(4,848)	140	—	176	—	—	(4,532)
Intangible amortization	5,722	—	—	(482)	—	—	5,240

Income from operations	66,929	1,102	(7,256)	504	1,849	(3,795)	59,333
Other expense:
Interest expense	7,967	1,483	—	—	—	—	9,450
Other miscellaneous expense, net	816	—	—	(50)	(746)	—	20

Income before income taxes	58,146	(381)	(7,256)	554	2,595	(3,795)	49,863
Income tax expense	23,308	—	—	—	—	(5,169)	18,139
Equity in net loss of unconsolidated affiliates	345	—	—	—	—	173	518

Net income	34,493	(381)	(7,256)	554	2,595	1,201	31,206
Less net income attributable to noncontrolling interest	875	—	—	—	1,482	1,135	3,492

Net income attributable to ADS	33,618	(381)	(7,256)	554	1,113	66	27,714

Change in fair value of Redeemable convertible preferred stock	(4,764)	—	—	—		—	(4,764)
Dividends to Redeemable convertible preferred stockholders	(430)	—	—	—		—	(430)
Dividends paid to unvested restricted stockholders	(16)	—	—	—		—	(16)

Net income available to common stockholders and participating securities	28,408	(381)	(7,256)	554	1,113	66	22,504
Undistributed income allocated to participating securities	(3,124)	46	882	(67)	(135)	(8)	(2,406)

Net income available to common stockholders	$25,284	$(335)	$(6,374)	$487	$978	$58	$20,098

Weighted average common shares outstanding:
Basic	47,220						47,220
Diluted	47,634						47,634
Net income per share:
Basic	$0.54						$0.43
Diluted	$0.53						$0.42
Cash dividends declared per share	$0.06						$0.06

Impact on Condensed Consolidated Statements of Comprehensive Income

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of comprehensive income for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net income	$22,768	$(1,523)	$(7,067)	$(448)	$573	$4,694	$18,997

Comprehensive income	19,198	(1,523)	(7,067)	(456)	560	4,694	15,406

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(759)	—	—	—	(2)	—	(761)
Less net income attributable to noncontrolling interest	378	—	—	—	437	1,338	2,153

Total comprehensive income attributable to ADS	$19,579	$(1,523)	$(7,067)	$(456)	$125	$3,356	$14,014

	Three Months Ended September 30, 2013
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net income	$17,783	$(5)	$(2,655)	$(172)	$814	$892	$16,657

Comprehensive income	19,193	(5)	(2,655)	(174)	810	893	18,062

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(297)	—	—	—	3	1	(293)
Less net income attributable to noncontrolling interest	461	—	—	—	513	943	1,917

Total comprehensive income attributable to ADS	$19,029	$(5)	$(2,655)	$(174)	$294	$(51)	$16,438

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of comprehensive income for the six months ended September 30, 2014 and 2013 is as follows:

	Six Months Ended September 30, 2014
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net income	$37,437	$(1,460)	$(12,761)	$(817)	$899	$5,140	$28,438

Comprehensive income	34,019	(1,460)	(12,761)	(832)	900	5,140	25,006

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(912)	—	—	—	5	—	(907)
Less net income attributable to noncontrolling interest	806	—	—	—	664	1,558	3,028

Total comprehensive income attributable to ADS	$34,125	$(1,460)	$(12,761)	$(832)	$231	$3,582	$22,885

	Six Months Ended September 30, 2013
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
Net income	$34,493	$(381)	$(7,256)	$554	$2,595	$1,201	$31,206

Comprehensive income	31,440	(381)	(7,256)	550	2,577	1,203	28,133

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,270)	—	—	—	2	2	(1,266)
Less net income attributable to noncontrolling interest	875	—	—	—	1,482	1,135	3,492

Total comprehensive income attributable to ADS	$31,835	$(381)	$(7,256)	$550	$1,093	$66	$25,907

Impact on Condensed Consolidated Balance Sheets

The net effect of the restatement described above on the Company’s previously reported condensed consolidated balance sheets as of September 30, 2014 and March 31, 2014 is as follows:

	September 30, 2014
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
ASSETS
Cash	$6,581	$—	$—	$—	$—	$—	$6,581
Receivables, net	248,120	—	—	—	(1,545)	(529)	246,046
Inventories	247,368	(275)	(17,158)	(65)	1,093	1,299	232,262
Deferred income taxes and other current assets	12,848	—	—	325	—	564	13,737
Property, plant and equipment, net	288,170	76,327	—	(4,833)	—	78	359,742
Goodwill	86,280	—	—	1,805	—	(85)	88,000
Intangible assets, net	60,266	—	—	(6,134)	—	—	54,132
Other assets	68,591	(9)	—	(7,413)	—	6,491	67,660

Total assets	$1,018,224	$76,043	$(17,158)	$(16,315)	$(452)	$7,818	$1,068,160

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current maturities of debt obligations	$11,148	$—	$—	$—	$—	$—	$11,148
Current maturities of capital lease obligations	—	12,225	—	—	—	—	12,225
Accounts payable	113,530	—	577	—	—	1,609	115,716
Other accrued liabilities	43,508	516	—	—	—	6,216	50,240
Accrued income taxes	22,360	—	—	—	—	(2,662)	19,698
Long-term debt obligation	386,435	—	—	—	—	—	386,435
Long-term capital lease obligation	—	49,237	—	—	—	—	49,237
Deferred tax liabilities	64,398	—	—	—	—	(3,997)	60,401
Other liabilities	14,263	65	—	—	—	12,991	27,319

Total liabilities	655,642	62,043	577	—	—	14,157	732,419
Mezzanine equity	109,277	—	—	—	—	2,322	111,599
Common stock	12,393	—	—	—	—	—	12,393
Paid-in capital	675,183	—	—	—	—	14,797	689,980
Common stock in treasury, at cost	(447,674)	—	—	—	—	—	(447,674)
Accumulated other comprehensive loss	(8,483)	—	—	(25)	(545)	(302)	(9,355)
Retained earnings (deficit)	—	14,000	(17,735)	(16,290)	126	(21,001)	(40,900)
Noncontrolling interest in subsidiaries	21,886	—	—	—	(33)	(2,155)	19,698

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$1,018,224	$76,043	$(17,158)	$(16,315)	$(452)	$7,818	$1,068,160

	March 31, 2014
	As Previously Reported	Adjustments					As Restated
(Amounts in thousands)		Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other
ASSETS
Cash	$3,931	$—	$—	$—	$—	$—	$3,931
Receivables, net	150,713	—	—	—	(3,404)	962	148,271
Inventories	260,300	(86)	(4,270)	(130)	2,475	1,602	259,891
Deferred income taxes and other current assets	13,555	—	—	343	—	567	14,465
Property, plant and equipment, net	292,082	62,903	—	(4,663)	—	29	350,351
Goodwill	86,297	—	—	1,805	—	(85)	88,017
Intangible assets, net	66,184	—	—	(6,991)	—	1	59,194
Other assets	64,533	(15)	—	(5,759)	—	6,688	65,447

Total assets	$937,595	$62,802	$(4,270)	$(15,395)	$(929)	$9,764	$989,567

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current maturities of debt obligations	$11,153	$—	$—	$—	$—	$—	$11,153
Current maturities of capital lease obligations	—	12,364	—	—	—	—	12,364
Accounts payable	108,111	—	704	88	—	2,069	110,972
Other accrued liabilities	37,956	530	—	—	—	4,599	43,085
Accrued income taxes	7,372	—	—	—	—	608	7,980
Long-term debt obligation	442,895	—	—	—	—	—	442,895
Long-term capital lease obligation	—	34,366	—	—	—	—	34,366
Deferred tax liabilities	69,169	—	—	—	—	(2,836)	66,333
Other liabilities	15,324	82	—	—	—	16,764	32,170

Total liabilities	691,980	47,342	704	88	—	21,204	761,318
Mezzanine equity	642,951	—	—	—	—	—	642,951
Common stock	11,957	—	—	—	—	—	11,957
Paid-in capital	22,547	—	—	—	—	(10,109)	12,438
Common stock in treasury, at cost	(448,439)	—	—	—	—	—	(448,439)
Accumulated other comprehensive loss	(5,977)	—	—	(9)	(541)	(303)	(6,830)
Retained earnings (deficit)	—	15,460	(4,974)	(15,474)	(108)	2,684	(2,412)
Noncontrolling interest in subsidiaries	22,576	—	—	—	(280)	(3,712)	18,584

Total liabilities, mezzanine equity and stockholders’ deficit	$937,595	$62,802	$(4,270)	$(15,395)	$(929)	$9,764	$989,567

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the restatement described above to the Company’s beginning stockholders’ equity (deficit) balances, cumulatively to reflect adjustments booked to all periods prior to April 1, 2013:

(Amounts in thousands)	Common Stock	Paid in Capital	Common stock in treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total ADS Stockholders’ Equity (Deficit)	Non-controlling interest in subsidiaries	Total Stockholders’ Equity (Deficit)
Stockholders’ equity (deficit), April 1, 2013 (as previously reported)	$11,957	$41,152	$(448,571)	$(856)	$87,331	$(308,987)	$23,265	$(285,722)
Adjustments from:	—	—	—	—	—	—	—	—
Lease Accounting, before income tax effect	—	—	—	—	17,883	17,883	—	17,883
Inventory, before income tax effect	—	—	—	—	(3,490)	(3,490)	—	(3,490)
Long-Lived Assets, before income tax effect	—	—	—	1	(15,780)	(15,779)	—	(15,779)
ADS Mexicana, before income tax effect	—	—	—	(496)	(586)	(1,082)	(649)	(1,731)
All other non-income tax adjustments	—	(1,126)	—	270	(14)	(870)	(4,072)	(4,942)
Income tax adjustments	—	—	—	—	(6,142)	(6,142)	—	(6,142)

Total adjustments	—	(1,126)	—	(225)	(8,129)	(9,480)	(4,721)	(14,201)

Stockholders’ equity (deficit), April 1, 2013 (As Restated)	$11,957	$40,026	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)

Impact on Condensed Consolidated Statements of Cash Flows

The net effect of the restatement on the Company’s previously reported condensed consolidated statements of cash flows for the six months ended September 30, 2014 and 2013 is as follows:

	For the Six Months Ended September 30, 2014
(Amounts in thousands)	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$10,807	$4,099	$14,906
Net cash used in investing activities	(25,742)	1,770	(23,972)
Net cash provided by financing activities	17,836	(5,890)	11,946

	For the Six Months Ended September 30, 2013
(Amounts in thousands)	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$3,283	$5,102	$8,385
Net cash used in investing activities	(23,036)	1,512	(21,524)
Net cash provided by financing activities	20,428	(6,623)	13,805

3.	DISPOSAL OF ASSETS OR BUSINESSES

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

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of September 30, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	September 30, 2014	March 31, 2014
Land, buildings and improvements	$161,415	$158,588
Machinery and equipment	664,574	640,529
Construction in Progress	15,597	11,003

Total cost	841,586	810,120
Less accumulated depreciation	(481,844)	(459,769)

Property, plant and equipment - net	$359,742	$350,351

The following table sets forth depreciation expense for the three and six months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Depreciation expense	$12,533	$12,107	$24,790	$24,188

5.	INVENTORIES

Inventories as of September 30, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	September 30, 2014	March 31, 2014
Raw materials	$56,859	$51,785
Finished goods	175,403	208,106

Total inventory	$232,262	$259,891

We had no work-in-process inventories as of September 30, 2014 and March 31, 2014.

6.	LEASES

Capital Leases

The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets accounted for as capital leases and included in Property, plant and equipment, net consisted of the following:

(Amounts in thousands)	September 30, 2014	March 31, 2014
Buildings and improvements	$7,163	$7,716
Machinery and equipment	165,899	145,980

Total cost	173,062	153,696
Less accumulated amortization	(95,858)	(89,599)

Leased assets in Property, plant and equipment, net	$77,204	$64,097

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2014:

(Amounts in thousands)
September 30, 2015	$15,157
September 30, 2016	15,115
September 30, 2017	13,181
September 30, 2018	9,913
September 30, 2019	7,517
Thereafter	9,407

Total minimum lease payments(a)	70,290
Less: amount representing interest(b)	8,828

Present value of net minimum lease payments	$61,462

Lease obligation – Current	$12,225
Lease obligation – Long-term	49,237

Total lease obligation	$61,462

(a)	Excludes contingent rentals which may be paid. Contingent rentals amounted to $375 and $10 for the six months ended September 30, 2014 and 2013, respectively.
(b)	Amount necessary to reduce minimum lease payments to present value calculated at the lower of the rate implicit in the lease or the Company’s incremental borrowing rate at lease inception.

During the three months ended September 30, 2014 and 2013, the Company acquired equipment under capital lease and incurred lease obligations of $5,496 and $5,053, respectively, and during the six months ended September 30, 2014 and 2013, the Company acquired equipment under capital lease and incurred lease obligations of $20,158 and $16,373, respectively.

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

Total rent expense was $645 and $928 for the three months ended September 30, 2014 and 2013, respectively, and $1,625 and $2,231 for the six months ended September 30, 2014 and 2013, respectively.

Future minimum rental commitments under operating leases as of September 30, 2014, are summarized below (amounts in thousands):

	Twelve Months Ended September 30,					Thereafter
	2015	2016	2017	2018	2019
Future operating lease payments	$2,842	$2,245	$1,224	$638	$416	$2,245

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2014	$87,507	$510	$88,017
Currency translation	—	(17)	(17)

Balance at September 30, 2014	$87,507	$493	$88,000

Intangible Assets

Intangible assets as of September 30, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	September 30, 2014			March 31, 2014
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$40,579	$(24,497)	$16,082	$40,579	$(22,588)	$17,991
Customer relationships	38,252	(24,244)	14,008	38,252	(21,793)	16,459
Patents	6,338	(3,235)	3,103	6,175	(2,921)	3,254
Non-compete and other contractual agreements	1,088	(667)	421	1,088	(491)	597
Trademarks and tradenames	11,157	(2,627)	8,530	11,157	(2,254)	8,903

Total definite-lived intangible assets	97,414	(55,270)	42,144	97,251	(50,047)	47,204
Indefinite-lived intangible assets
Trademarks	11,988	—	11,988	11,990	—	11,990

Total intangible assets	$109,402	$(55,270)	$54,132	$109,241	$(50,047)	$59,194

8.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of September 30, 2014 and March 31, 2014 were as follows:

	September 30, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - interest rate swaps	$639	$—	$639	$—
Derivative liability - diesel fuel contracts	8	—	8	—
Derivative liability - propylene swaps	491	—	491	—
Contingent consideration for acquisitions	2,526	—	—	2,526

Total liabilities at fair value on a recurring basis	$3,664	$—	$1,138	$2,526

	March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - propylene swaps	$27	$—	$27	$—

Total assets at fair value on a recurring basis	$27	$—	$27	$—

Liabilities & Mezzanine Equity:
Derivative liability - interest rate swaps	$1,001	$—	$1,001	$—
Contingent consideration for acquisitions	2,898	—	—	2,898
Redeemable common stock	549,119	—	—	549,119
Redeemable convertible preferred stock	291,720	—	—	291,720
Deferred compensation - unearned ESOP shares	(197,888)	—	—	(197,888)

Total liabilities & mezzanine equity at fair value on a recurring basis	$646,850	$—	$1,001	$645,849

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at June 30, 2014	$2,697	$659,431	$348,898	$(233,106)	$777,920
Allocation of ESOP shares to participants	—	—	—	$804	$804
Change in fair value	20	(44,391)	(22,275)	14,956	(51,690)
Payments of contingent consideration liability	(191)	—	—	—	(191)
Transfer from Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at September 30, 2014	$2,526	$—	$—	$—	$2,526

	Three Months Ended September 30, 2013
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at June 30, 2013	$2,571	$532,836	$286,828	$(197,310)	$624,925
Allocation of ESOP shares to participants	—	—	—	3,122	3,122
Change in fair value	40	20,353	10,835	(7,649)	23,579
Payments of contingent consideration liability	(144)	—	—	—	(144)
Redemption of Redeemable convertible preferred stock	—	—	(2,089)	—	(2,089)

Balance at September 30, 2013	$2,467	$553,189	$295,574	$(201,837)	$649,393

	Six Months Ended September 30, 2014
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	$4,391	$4,391
Change in fair value	2	65,921	34,903	(23,849)	76,977
Payments of contingent consideration liability	(374)	—	—	—	(374)
Transfer from Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at September 30, 2014	$2,526	$—	$—	$—	$2,526

	Six Months Ended September 30, 2013
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2013	$2,679	$522,276	$282,547	$(196,477)	$611,025
Allocation of ESOP shares to participants	—	—	—	6,049	6,049
Change in fair value	129	30,528	16,173	(11,409)	35,421
Payments of contingent consideration liability	(341)	—	—	—	(341)
Redemption of Redeemable convertible preferred stock	—	—	(3,146)	—	(3,146)
Transfer to Level 3	—	385	—	—	385

Balance at September 30, 2013	$2,467	$553,189	$295,574	$(201,837)	$649,393

For the six months ended September 30, 2014 our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1. Significant Accounting Policies for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the fiscal year ended March 31, 2014 and the six months ended September 30, 2014.

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

The redemption feature of our Redeemable common stock allowing the holder to put its shares to us for cash, as discussed in the previous paragraph, was not in effect upon effectiveness of the IPO on July 25, 2014. As a result, the Redeemable common stock was recorded as mezzanine equity at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO.

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

Upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of September 30, 2014, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable convertible preferred stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1. Background and Summary of Significant Accounting Policies for more information on the 2014 Initial Public Offering and Note 16. Redeemable Convertible Preferred Stock for further information on the Redeemable convertible preferred stock.

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

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of September 30, 2014 and March 31, 2014. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	September 30, 2014	March 31, 2014
Assets
Current assets	$34,534	$32,877
Property, plant and equipment, net	20,542	21,633
Other noncurrent assets	3,013	3,378

Total assets	$58,089	$57,888

Liabilities
Current liabilities	$11,019	$11,595
Noncurrent liabilities	6,539	7,020

Total liabilities	$17,558	$18,615

10.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We participate in three unconsolidated joint ventures, South American Joint Venture, which is 50%-owned by our wholly-owned subsidiary ADS Chile; BaySaver Technologies, LLC (“BaySaver”), which is 55% owned by our wholly-owned subsidiary ADS Ventures, Inc; and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS Ventures, Inc. In each case, the Company has concluded that it is appropriate to account for these investments using the equity method, whereby our share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net (income) loss of unconsolidated affiliates and our investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets.

South American Joint Venture

Our investment in this unconsolidated joint venture was formed for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. We are not required to consolidate South American Joint Venture under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest through our equity investment and debt guarantee. The results of South American Joint Venture are accounted for in the condensed consolidated financial statements using the equity method of accounting. Our share of the loss of this joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets which includes additional capital contributions of $4,000 and $2,875 made during the six months ended September 30, 2014 and the fiscal year ended March 31, 2014, respectively. Summarized financial data as of September 30 and March 31, 2014 for the South American Joint Venture is as follows:

(Amounts in thousands)	September 30, 2014	March 31, 2014
Investment in South American Joint Venture	$19,782	$18,422
Receivable from South American Joint Venture	4,660	8,313

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

Summarized financial data as of September 30 and March 31, 2014 for the BaySaver joint venture is as follows:

(Amounts in thousands)	September 30, 2014	March 31, 2014
Investment in BaySaver	$5,217	$5,202
Receivable from BaySaver	216	6

Our share of the income of this joint venture is decreased by amortization expense relating to the basis difference between our cost basis in the investment and the basis reflected at the joint venture level. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which is 10 years. The unamortized basis difference as of September 30, 2014 is $1,739.

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

Summarized financial data as of September 30, 2014 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	As reported on Balance Sheet
Investment in Tigre-ADS USA	$3,406
Receivable from Tigre-ADS USA	22

11.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates its interest in ADS Mexicana for financial reporting purposes. During the three and six months ended September 30, 2014 and 2013, ADS Mexicana compensated certain owners and former owners of Grupa Altima, the JV partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement, respectively. These cash payments totaled $94 and $169 for the three and six months ended September 30, 2014, respectively, and $68 and $99 for the three and six months ended September 30, 2013, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $1,027 and $2,339 for the three and six months ended September 30, 2014, respectively, and $1,908 and $3,776 for the three and six months ended September 30, 2013, respectively. Outstanding receivables related to these sales were $2,052 and $2,480 as of September 30, 2014 and March 31, 2014, respectively.

We are the guarantor of 100% of ADS Mexicana’s credit facility and our maximum potential payment under this guarantee totals $12,000.

South American Joint Venture

Our South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $7,000 as of September 30, 2014. The maximum borrowings permitted under the South American Joint Venture’s credit facility is $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of South American Joint Venture’s debt is for the life of the credit facility which matures on February 5, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2014 and March 31, 2014, the outstanding principal balance of the credit facility including letters of credit was $12.3 million and $11.1 million, respectively. The weighted average interest rate as of September 30, 2014 was 3.53% on U.S. dollar denominated loans and 6.76% on Chilean peso denominated loans.

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

BaySaver

Additionally, ADS holds an equity method investment in BaySaver of approximately 55% which is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. BaySaver may at times provide short-term financing to ADS to enhance liquidity. As of September 30, 2014, BaySaver held an unsecured, interest-free, note receivable from ADS in the amount of $1,000 which was fully paid subsequent to quarter end.

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

12.	DEBT

Long-term debt as of September 30 and March 31, 2014 consisted of the following:

(Amounts in thousands)	September 30, 2014	March 31, 2014
Bank Term Loans
Revolving Credit Facility — ADS	$193,800	$248,100
Revolving Credit Facility — ADS Mexicana	2,000	—
Term note	95,000	97,500
Senior Notes payable	100,000	100,000
Mortgage notes payable	2,833	3,733
Industrial revenue bonds	3,950	4,715

Total	397,583	454,048
Current maturities	(11,148)	(11,153)

Long-term debt obligation	$386,435	$442,895

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

Per the terms of the agreements for the Revolving Credit Facilities, ADS is not required to hedge its interest exposure using interest rate swaps; however, it is currently the objective of ADS to manage its exposure to variable rate debt. On October 7, 2010, ADS executed two Spot Interest Rate Swaps on the 90-Day LIBOR interest rate. One swap is related to the $100,000 Term note which was part of the previous credit agreement. This swap is at a fixed rate of 1.105% for a period of four years, and expired on September 1, 2014. The second swap on the Revolving Credit Facility had a value of $50,000 at a fixed rate of 0.890% for a period of three years, and expired on September 1, 2013.

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

The carrying and fair values of the Company’s Senior Notes were $100,000 and $103,303, respectively, as of September 30, 2014 and $100,000 and $104,511, respectively, at March 31, 2014. The fair value of the Senior Notes was determined based on the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate this debt is considered Level 2. See Note 8. Fair Value Measurement to these financial statements.

Mortgage Notes Payable

One mortgage note payable with a fixed rate of 5.1% (Hilliard, Ohio) requires monthly installments through fiscal year 2015. In September 2014, a second mortgage with a variable interest rate was paid off (New Miami, Ohio). Land and building with a net book value of approximately $4,971 at September 30, 2014 collateralize the mortgage note.

Industrial Revenue Bonds

Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 year and one of the bonds was retired in July of fiscal year 2015. The remaining bond has a variable interest rate based on Securities Industry and Financial Markets Association (SIFMA) municipal swap index rate which is computed weekly. The rate on this bond at September 30, 2014 was 3.84%, including a letter of credit fee of 3.75%. Land and buildings with a net book value of approximately $10,116 at September 30, 2014 collateralize the bond. This bond is not considered an auction rate security.

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

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Cost of goods sold. Gains and (losses) related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations as Other miscellaneous expense (income), net. The Company recognized (losses) on mark-to-market adjustments for changes in fair value on derivative contracts of $(67) and $(319) for the three months ended September 30, 2014 and 2013, respectively, and $(163) and $(238) for the six months ended September 30, 2014 and 2013, respectively.

A summary of the fair values for the various derivatives at September 30, 2014 and March 31, 2014 is presented below:

	September 30, 2014		March 31, 2014
(Amounts in thousands)	Asset	Liability	Asset	Liability
Interest rate swaps	$—	$(639)	$—	$(1,001)
Diesel fuel option collars	—	(8)	—	—
Propylene swaps	—	(491)	27	—

14.	COMMITMENTS AND CONTINGENCIES

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

The following table presents the changes in balances of each component of Accumulated other comprehensive loss (“AOCL”) for the period ending September 30:

(Amounts in thousands)	Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$(1,085)	$4	$(1,081)

Other comprehensive loss	(1,810)	5	(1,805)
Income tax expense (benefit)	—	(2)	(2)

Balance at September 30, 2013	$(2,895)	$7	$(2,888)

Balance at April 1, 2014	(6,838)	8	(6,830)

Other comprehensive loss	(2,525)	—	(2,525)

Balance at September 30, 2014	$(9,363)	$8	$(9,355)

16.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Trustee of the Company’s ESOP has the ability to put the shares of our Redeemable convertible preferred stock to the Company. The redeemable convertible preferred stock has a required cumulative 2.5% dividend and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. We guarantee the value of the redeemable convertible preferred stock at $0.78 per share. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security. Therefore, the holders of convertible preferred stock have a put right to require us to repurchase such shares in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board.

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

17.	STOCK-BASED COMPENSATION

Deferred Compensation — Unearned ESOP Shares

The fair value of Redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Condensed Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate average annual fair value. Deferred compensation – unearned ESOP shares are relieved at the fair value, with any difference between the average fair value and the fair value shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $12.50 and $11.26 per share of Redeemable convertible preferred stock at September 30, 2014 and 2013, respectively, resulting in an average fair value per share of $12.34 and $10.92 for the six months ended September 30, 2014 and 2013, respectively. We recognized compensation expense of $2,687 and $2,506 for the three months ended September 30, 2014 and 2013, respectively, and $5,374 and $5,026 for the six months ended September 30, 2014 and 2013, respectively, related to allocation of ESOP shares to participants for compensation.

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

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, which is determined with the assistance of an independent appraisal performed by a reputable valuation firm. We recognized total stock-based compensation expense under both plans of $1,042 and $387 for the three months ended September 30, 2014 and 2013, respectively, and $2,379 and $462 for the six months ended September 30, 2014 and 2013, respectively, which was included with General and administrative expenses in our Condensed Consolidated Statements of Operations. As of September 30, 2014 and 2013, there was a total of $5,307 and $9,319, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. We had approximately 1,097 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of September 30, 2014.

We estimate the fair value of stock options granted after April 1, 2006, using a Black-Scholes option-pricing model, with assumptions as follows:

	September 30,
	2014	2013
Expected stock price volatility	40%	44%
Risk-free interest rate	2.1%	2.3%
Weighted-average expected option life (years)	8	8
Dividend yield	0.86%	0.84%

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1,412 shares.

2000 Plan

The stock option transactions as of the six months ended September 30 are summarized as follows:

	2014			2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	913	$9.48	4.1	1,333	$8.10	4.0
Issued	78	15.74		15	13.64
Exercised	78	7.36		94	7.77
Forfeited	—	—		17	10.77

Outstanding at end of period	913	10.20	4.3	1,237	8.19	3.7

Exercisable and vested at end of period	835	9.67	3.8	846	6.80	2.1

Unvested at end of period	78	15.74	9.9	391	11.16	7.1

Vested and expected to vest at end of period	901	$10.12	7.7	1,167	$8.03	3.5

As a result of the 2014 Initial Public Offering (See Note 1. Background and Summary of Significant Accounting Policies), all unvested stock options from prior issuances immediately vest. A new grant of 78 shares was issued in August 2014 at a fair market value of $15.74 per share. Vesting on this issuance will be recognized as expense as the awards vest over the remaining service period.

The following table summarizes information about the nonvested stock option grants as of the six months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	428	$5.82
Granted	78	6.76
Vested	428	5.82
Forfeited	—	—

Unvested at end of period	78	$6.76

2013 Plan

The stock option transactions as of the six months ended September 30, 2014 for the 2013 Stock Option Plan are summarized as follows:

	September 30, 2014			September 30, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,911	$13.64	9.4	—	$—	—
Issued – equity classified	—	—		1,440	13.64	—
Issued – liability classified	—	—		518	13.64	—
Exercised	—	—		—	13.64	—
Forfeited – equity classified	—	—		47	13.64	—

Outstanding at end of period	1,911	13.64	8.9	1,911	13.64	9.9

Exercisable and vested at end of period	408	13.64	8.9	—	—	—

Unvested at end of period	1,503	13.64	8.9	1,911	13.64	9.9

Vested and expected to vest at end of period	1,881	13.64	8.9	1,704	13.64	9.9

Fair value of options granted during the period	—	$—			$6.22	—

The following table summarizes information about the nonvested stock option grants as of September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,911	$6.22
Granted	—	—
Vested	408	13.64
Forfeited	—	—

Unvested at end of period	1,503	$3.64

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provides for the issuance of restricted stock awards to certain key employees. The restricted stock generally vest ratably over a five-year period from the original restricted stock grant date, contingent on the employee’s continuous employment by ADS. In certain instances, however, a portion of the grants vested immediately or for accounting purposes were deemed to have vested immediately, including the grants to the Chief Executive Officer, which do not have a substantial risk of forfeiture as a result of different vesting provisions. Under the restricted stock plan, vested shares are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares. The Company recognized compensation expense of $639 and $593 for the three months ended September 30, 2014 and 2013, respectively, and $1,548 and $1,178 for the six months ended September 30, 2014 and 2013, respectively, relating to the issuance of these shares; of this amount, $0 and $385 relates to the restricted shares that vested immediately during the six months ended September 30, 2014 and 2013, respectively. We had approximately 333 shares available for granting under this plan as of September 30, 2014.

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

Non-Employee Director Compensation Plan

On June 18, 2014, the Company amended its then-existing Stockholder’s Agreement to authorize shares of stock to be granted to non-employee members of its Board of Directors. The number of shares authorized amounted to 282. The shares typically vest one year from the date of issuance. Under this stock plan, the vested shares granted are considered issued and outstanding. Non-Employee directors with this stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights. On September 6, 2014, a total of 48 shares were granted to seven directors at a fair market value of $18.88 per share. These shares will vest on February 27, 2015. The Company recognized compensation expense of $450 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $450 and $0 for the six months ended September 30, 2014 and 2013, respectively, relating to the issuance of these shares. We had approximately 234 shares available for granting under this plan as of September 30, 2014.

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

18.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates, as well as discrete events. For the six months ended September 30, 2014 and 2013, the Company utilized an effective tax rate of 36.6% and 36.4%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes, partially offset by foreign income taxed at lower rates.

19.	NET INCOME PER SHARE

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

The following table presents information necessary to calculate net income per share for the three and six months ended September 30, 2013 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net income per share - Basic
Net income attributable to ADS	$16,844	$14,740	$25,410	$27,714
Adjustment for:
Change in fair value of redeemable convertible preferred stock	7,319	(3,186)	(11,054)	(4,764)
Dividends to redeemable convertible preferred stock	(37)	(214)	(75)	(430)
Dividends paid to unvested restricted stockholders	—	(8)	—	(16)

Net income available to common stockholders and participating securities	24,126	11,332	14,281	22,504
Undistributed income allocated to participating securities	(2,768)	(1,203)	(1,702)	(2,406)

Net income available to common stockholders - Basic	21,358	10,129	12,579	20,098
Weighted average number of common shares outstanding - Basic	51,518	47,250	49,538	47,220

Net income per common share - Basic	$0.41	$0.21	$0.25	$0.43

Net income per share - Diluted
Net income available to common stockholders - Basic	$21,358	$10,129	$12,579	$20,098
Undistributed income allocated to participating securities	1,952	—	601	—

Net income available to common stockholders - Diluted	23,310	10,129	13,180	20,098
Weighted average number of common shares outstanding - Basic	51,518	47,250	49,538	47,220
Assumed exercise of preferred stock	4,714	—	2,382	—
Assumed exercise of stock options	231	329	278	414

Weighted average number of common shares outstanding - Diluted	56,463	47,579	52,198	47,634

Net income per common share - Diluted	$0.41	$0.21	$0.25	$0.42

Potentially dilutive securities excluded as anti-dilutive	22	38	57	63

20.	BUSINESS SEGMENTS INFORMATION

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

Domestic - Our Domestic segment manufactures and markets products throughout the United States. We maintain and serve these markets through strong product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. We also sell through a broad variety of buying groups and co-ops in the United States. Products include single wall pipe, N-12 HDPE pipe sold into the Storm sewer and Infrastructure markets, High Performance PP pipe sold into the Storm sewer and sanitary sewer markets, and our broad line of Allied Products including StormTech, Nyloplast, Arc Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. Our Domestic segment sales are diversified across all regions of the country.

International – Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures, with best-in-class local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. We have been serving the Canadian market through Hancor of Canada since 2003. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our joint venture through Tigre ADS is our primary channel to serve the South American markets. Our product line includes single wall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three and six months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Domestic
Pipe	$241,713	$223,099	$457,749	$411,179
Allied Products	78,063	72,008	151,652	138,455

Total domestic	319,776	295,107	609,401	549,634

International
Pipe	38,218	30,496	68,149	60,600
Allied Products	8,720	7,124	15,598	15,072

Total international	46,938	37,620	83,747	75,672

Total net sales	$366,714	$332,727	$693,148	$625,306

The following sets forth certain additional financial information attributable to our reportable segments for the three and six months ended September 30, 2014, and 2013, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Net sales
Domestic	$319,776	$295,107	$609,401	$549,634
International	46,938	37,620	83,747	75,672

Total	$366,714	$332,727	$693,148	$625,306

Gross profit
Domestic	$65,574	58,073	119,641	107,804
International	4,189	7,515	10,980	14,134

Total	$69,763	$65,588	$130,621	$121,938

Segment Adjusted EBITDA
Domestic	$53,904	45,290	94,896	83,426
International	1,296	5,228	5,432	10,568

Total	$55,200	$50,518	$100,328	$93,994

Interest expense, net
Domestic	$5,020	4,667	10,062	9,360
International	24	54	33	90

Total	$5,044	$4,721	$10,095	$9,450

Depreciation and amortization
Domestic	$14,937	14,550	29,595	28,993
International	1,437	1,335	2,805	2,717

Total	$16,374	$15,885	$32,400	$31,710

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Equity in net income (loss) of unconsolidated affiliates
Domestic	$251	114	404	114
International	(313)	(306)	(1,128)	(632)

Total	$(62)	$(192)	$(724)	$(518)

Capital expenditures
Domestic	$7,869	6,926	14,788	17,864
International	295	1,493	808	3,697

Total	$8,164	$8,419	$15,596	$21,561

The following sets forth certain additional financial information attributable to our reporting segments as of September 30, 2014, and March 31, 2014, respectively:

	September 30, 2014	March 31, 2014
Investment in unconsolidated affiliates
Domestic	$8,623	$5,202
International	19,782	18,422

Total	$28,405	$23,624

Total identifiable assets
Domestic	$962,465	$889,263
International	121,153	113,612
Eliminations	(15,458)	(13,308)

Total	$1,068,160	$989,567

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income

	Three Months Ended September 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$17,603	$1,394	$12,263	$4,394
Depreciation and amortization	14,937	1,437	14,550	1,335
Interest expense	5,020	24	4,667	54
Income tax expense	10,897	(1,971)	9,778	(850)

Segment EBITDA	48,457	884	41,258	4,933
Derivative fair value adjustment	67	—	319	—
Foreign currency transaction losses	—	(205)	—	(181)
Loss on disposal of assets or businesses	251	30	186	18
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	291	587	1	458
Contingent consideration remeasurement	20	—	40	—
Stock-based compensation	2,131	—	980	—
ESOP deferred compensation	2,687	—	2,506	—

Segment Adjusted EBITDA	$53,904	$1,296	$45,290	$5,228

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net Income

	Six Months Ended September 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$25,446	$2,992	$24,097	$7,109
Depreciation and amortization	29,595	2,805	28,993	2,717
Interest expense	10,062	33	9,360	90
Income tax expense	18,311	(1,492)	18,369	(230)

Segment EBITDA	83,414	4,338	80,819	9,686
Derivative fair value adjustment	163	—	238	—
Foreign currency transaction losses	—	(75)	—	(87)
Loss (gain) on disposal of assets or businesses	311	34	(4,546)	14
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	540	1,135	2	955
Contingent consideration remeasurement	2	—	129	—
Stock-based compensation	4,377	—	1,640	—
ESOP deferred compensation	5,374	—	5,026	—
Transaction costs(b)	715	—	118	—

Segment Adjusted EBITDA	$94,896	$5,432	$83,426	$10,568

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

21.	SUBSEQUENT EVENTS

We evaluated subsequent events through November 10, 2014, the date these condensed consolidated financial statements were originally available to be issued.

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

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and the Condensed Consolidated Balance Sheets as of September 30, 2014 and March 31, 2014. For additional information and a detailed discussion of the restatement, see “Note 2. Restatement of Previously Issued Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

(Amounts in thousands)	Three Months Ended September 30, 2014	% of Net Sales	Three Months Ended September 30, 2013	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$366,714	100.0%	$332,727	100.0%	10.2%
Cost of goods sold	296,951	81.0%	267,139	80.3%	11.2%

Gross profit	69,763	19.0%	65,588	19.7%	6.4%
Selling expenses	20,240	5.5%	18,635	5.6%	8.6%
General and administrative expenses	13,843	3.8%	13,655	4.1%	1.4%
Loss on sale of assets or businesses	281	0.1%	204	0.1%	37.7%
Intangible amortization	2,610	0.7%	2,620	0.8%	(0.4%)

Income from operations	32,789	8.9%	30,474	9.2%	7.6%
Interest expense	5,044	1.4%	4,721	1.4%	6.8%
Other miscellaneous income, net	(240)	(0.1%)	(24)	—%	900.0%

Income before income taxes	27,985	7.6%	25,777	7.7%	8.6%
Income tax expense	8,926	2.4%	8,928	2.7%	—%
Equity in net loss of unconsolidated affiliates	62	—%	192	0.1%	(67.7%)

Net income	18,997	5.2%	16,657	5.0%	14.0%
Less net income attributable to the non-controlling interest	2,153	0.6%	1,917	0.6%	12.3%

Net income attributable to ADS	$16,844	4.6%	$14,740	4.4%	14.3%

Other financial data:
Adjusted EBITDA (b)	$55,200	15.1%	$50,518	15.2%	9.3%
System-Wide Net Sales (b)	$390,610	106.5%	$351,886	105.8%	11.0%
Adjusted Earnings Per Fully Converted Share (b)	$0.27	—	$0.25	—	7.1%

(a)	See” Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Three Months Ended September 30,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$241,713	$223,099
Allied Products	78,063	72,008

Total domestic	319,776	295,107

International
Pipe	38,218	30,496
Allied Products	8,720	7,124

Total international	46,938	37,620

Total net sales	$366,714	$332,727

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.

Net sales for the second quarter ended September 30, 2014 totaled $366.7 million, increasing $34.0 million, or 10.2%, over the comparable prior year period.

Domestic net sales increased $24.7 million, or 8.4%, for the second quarter ended September 30, 2014, as compared to the prior year period. The sales growth was broken down between our domestic pipe and Allied Products, which increased $18.6 million and $6.1 million, respectively, for the three months ended September 30, 2014. Domestic pipe sales increased $18.6 million, or 8.3%, due to continued growth in our N-12 HDPE and High Performance PP product lines offsetting lower Agricultural single wall sales. Pipe selling prices increased 5.7% as compared to the prior year. Domestic Allied Product sales increased $6.1 million, or 8.4%, led by our StormTech, Nyloplast, Inserta Tee and FleXstorm product lines. Excluding $2.2 million of domestic Allied Product lines sold in fiscal 2014 (a Precast structures business), Domestic Allied Product sales increased $8.3 million, or 11.8%, for the three months ended September 30, 2014 as compared to prior year sales of continuing products.

International net sales for the second quarter ended September 30, 2014 increased $9.3 million, or 24.8%, over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Favorable weather conditions in Canada for the second quarter resulted in strong sales in the agricultural markets as well as continued acceptance and sales growth of Allied Products across all end markets. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in increased second quarter net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales for the second quarter ended September 30, 2014 were $390.6 million, an increase of $38.7 million, or 11.0%, over System-Wide Net Sales of $351.9 million for the second quarter of fiscal 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to a declining economic environment and reduced public spending. Net sales growth from our domestic joint ventures (Tigre-ADS USA and BaySaver) provided a combined increase of $5.5 million in net sales for the unconsolidated joint ventures for the three months ended September 30 2014, as compared to the prior year period. Tigre-ADS USA was formed in the first quarter of fiscal year 2015 and our BaySaver was formed in the second quarter of fiscal year 2014.

Cost of goods sold and Gross profit

Gross profit for the second quarter ended September 30, 2014 increased $4.2 million, or 6.4%, over the comparable period for fiscal year 2014.

Domestic gross profit increased $7.5 million, or 12.9%, to $65.6 million for the three months ended September 30, 2014 as compared to $58.1 million during the prior year. The increase was primarily due to sales growth in our N-12 HDPE pipe and High Performance PP pipe product lines and Allied Product lines. Raw material prices increased 11.5% due to higher virgin and non-virgin resin prices for the second quarter of fiscal 2015 as compared to the prior period. Freight costs totaled 8.9% of Domestic net sales for the three months ended September 30, 2014, compared to 9.3% for the prior year period. Strong sales growth in higher margin Allied Products provided an improved profitability mix for the quarter compared to the prior year.

International gross profit decreased $3.3 million, or 44.3%, for the second quarter of fiscal year 2015 over the comparable fiscal year 2014 period despite the strong sales growth in the quarter. International gross profit decreased primarily due to the impact of continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices in the second quarter. Raw material prices moved sharply higher (which are primarily purchased in U.S. dollars) and higher freight costs compared to the prior year period also contributed to the declining gross profit for the three months ended September 30, 2014.

Gross profit as a percentage of net sales totaled 19.0% for the second quarter ended September 30, 2014 as compared to 19.7% for the comparable second quarter fiscal 2014.

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

Selling expenses for the three months ended September 30, 2014 increased $1.6 million, or 8.6%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses remained relatively flat at 5.5% for the second quarter of fiscal 2015 as compared to 5.6% the prior fiscal year 2014 period.

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

General and administrative expenses for the three months ended September 30, 2014 increased $0.2 million, or 1.4%, over the comparable fiscal year 2014 period.

The modest increase in overall expenses was the result of offsetting activity. The $1.2 million increase in non-cash stock-based compensation was due to an increase of $0.7 million of non-cash compensation related to stock option plans and $0.5 million of non-cash compensation expense related to the non-employee director compensation stock plan created in the second quarter of fiscal 2015. This higher expense was partially offset by lower corporate overhead and departmental expenses that amount to a reduction of approximately $1.0 million.

Intangibles amortization

Intangibles amortization for the three months ended September 30, 2014 was essentially flat compared to the three months ended September 30, 2013.

Interest expense

Interest expense for the three months ended September 30, 2014 increased $0.3 million, or 6.8%, over the comparable fiscal year 2014 period. The increase in the current year second quarter was due to a higher average interest rate on our outstanding indebtedness and a higher average long term debt balance.

Income tax expense

Income tax expense for the three months ended September 30, 2014 was essentially flat compared to the three months ended September 30, 2013.

Net income attributable to ADS and Net income per share

Second quarter net income attributable to ADS for fiscal year 2015 of approximately $16.8 million increased 14.3% from the preceding fiscal year’s net income attributable to ADS for the quarter of $14.7 million, as influenced by the factors noted above. Net income per share for the second quarter fiscal year 2015 totaled $0.41 per basic and diluted share, as compared to $0.21 per basic and diluted share recorded in the comparable prior year period. The income per share for the three months ended September 30, 2014 is primarily related to higher revenues as well as a favorable adjustment related to the fair value appreciation on convertible preferred stock classified in mezzanine equity which increased income available to common shareholders by $7.3 million, or $0.14 and $0.13 per basic and diluted share, respectively, for common shareholders.

Adjusted EBITDA

	Three Months Ended September 30,
(Amounts in thousands)	2014	2013	% Change
	(As Restated) (a)	(As Restated) (a)
Domestic	$53,904	$45,290	19.0%
International	1,296	5,228	(75.2%)

Total adjusted EBITDA	$55,200	$50,518	9.3%

As a percentage of net sales	15.1%	15.2%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.

Adjusted EBITDA for the second quarter of fiscal year 2015 increased by $4.7 million or 9.3% over the comparable fiscal year 2014 period.

Domestic adjusted EBITDA totaled $53.9 million for the three months ended September 30, 2014 compared to $45.3 million for the prior year second quarter. International adjusted EBITDA totaled $1.3 million for the second quarter of fiscal 2015 compared to earnings of $5.2 million for the prior period.

Adjusted EBITDA as a percentage of net sales totaled 15.1% and 15.2% for the three months ended September 30, 2014 and 2013, respectively.

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

(Amounts in thousands)	Six Months Ended September 30, 2014	% of Net Sales	Six Months Ended September 30, 2013	% of Net Sales	% Variance
	(As Restated) (a)		(As Restated) (a)
Net Sales	$693,148	100.0%	$625,306	100.0%	10.8%
Cost of goods sold	562,527	81.2%	503,368	80.5%	11.8%

Gross Profit	130,621	18.8%	121,938	19.5%	7.1%
Selling expenses	39,792	5.7%	35,155	5.6%	13.2%
General and administrative expenses	29,641	4.3%	26,742	4.3%	10.8%
Loss (gain) on sale of business	345	—%	(4,532)	(0.7%)	(107.6%)
Intangible amortization	5,223	0.8%	5,240	0.8%	(0.3%)

Income from operations	55,620	8.0%	59,333	9.5%	(6.3%)
Interest expense	10,095	1.5%	9,450	1.5%	6.8%
Other miscellaneous (expense) income, net	(456)	(0.1%)	20	0.0%	(2,380.0%)

Income before income taxes	45,981	6.6%	49,863	8.0%	(7.8%)
Income tax expense	16,819	2.4%	18,139	2.9%	(7.3%)
Equity in net loss of unconsolidated affiliates	724	0.1%	518	0.1%	39.8%

Net income	28,438	4.1%	31,206	5.0%	(8.9%)
Less net income attributable to the non-controlling interests	3,028	0.4%	3,492	0.6%	(13.3%)

Net income attributable to ADS	$25,410	3.7%	$27,714	4.4%	(8.3%)

Other financial data:
Adjusted EBITDA (b)	$100,328	14.5%	$93,994	15.0%	6.7%
System-Wide Net Sales (b)	736,834	106.3%	660,607	105.6%	11.5%
Adjusted Earnings per Fully Converted Share (b)	$0.44	—	$0.48	—	(8.6%)

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Six Months Ended September 30,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$457,749	$411,179
Allied Products	151,652	138,455

Total domestic	609,401	549,634

International
Pipe	68,149	60,600
Allied Products	15,598	15,072

Total international	83,747	75,672

Total net sales	$693,148	$625,306

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.

Net sales totaled $693.1 million for the six months ended September 30, 2014, increasing $67.8 million, or 10.8%, over the comparable period for fiscal year 2014.

Domestic net sales increased $59.8 million, or 10.9%, for the six months ended September 30, 2014, as compared to prior year period. The increase in domestic sales was due to continued strong sales growth in the non-residential, infrastructure, and residential markets, offsetting a decline in Agricultural sales due to less summer drainage work. The sales growth was broken down between our domestic pipe and Allied Products, which increased $46.6 million and $13.2 million, respectively, for the six months ended September 30, 2014. Domestic pipe sales increased $46.6 million, or 11.3%, due to continued growth in our N-12 HDPE pipe and High Performance PP pipe product lines offsetting lower Agricultural single wall sales. Domestic Allied Product sales increased $13.2 million, or 9.5%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. Excluding $5.1 million in sales of Allied Product lines sold in fiscal 2014, Allied Product sales increased $18.3 million, or 13.7%, for the six months ended September 30, 2014 as compared to prior year sales of continuing products. Pipe selling prices increased 5.1% as compared to the prior year.

International net sales increased $8.1 million, or 10.7%, for the six months ended September 30, 2014 over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Favorable weather conditions in Canada for the second quarter resulted in strong sales in the agricultural markets as well as fiscal year to date sales growth of Allied Products across all end markets. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in the increased six month net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales were $736.8 million for the first six months of fiscal year 2015, an increase of $76.2 million, or 11.5%, over System-Wide Net Sales of $660.6 million for the first six months of fiscal year 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to a declining economic environment and reduced public spending. Net sales from our domestic joint ventures (Tigre-ADS USA and Baysaver) provided a combined increase of $11.4 million in net sales for unconsolidated joint ventures for the six months ended September 30, 2014 as compared to the prior year. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our Baysaver Joint Venture was formed in the second quarter of fiscal year 2014.

Cost of goods sold and Gross profit

Gross profit for the six months ended September 30, 2014 increased $8.7 million, or 7.1%, over the comparable prior year period.

Domestic gross profit increased $11.8 million, or 11.0%, to $119.6 million for the six months ended September 30, 2014 as compared to $107.8 million during the prior year. The increase was primarily due to sales growth in our N-12 HDPE pipe and High Performance PP pipe product lines and Allied Product lines. Raw material prices increased 10% due to higher virgin and non-virgin resin prices for the first six months of fiscal 2015 as compared to the prior period. Freight costs totaled 9.3% of net sales for the six months ended September 30, 2014, compared to 9.5% for the prior year period.

International gross profit decreased $3.2 million, or 22.3%, for the first six months of fiscal year 2015 over the comparable fiscal year 2014 period primarily due to the impact of continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices, especially in the second quarter. Raw material prices moved higher (which are primarily purchased in U.S. dollars) and higher freight costs compared to the prior year period also contributed to the declining pipe gross profit for the six months ended September 30, 2014.

Gross profit as a percentage of net sales totaled 18.8% for the six months ended September 30, 2014 as compared to 19.5% for the prior year.

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

Selling expenses for the six months ended September 30, 2014 increased $4.6 million, or 13.2%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses increased to 5.7% for the first six months of fiscal 2015 as compared to 5.6% in the prior year.

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

General and administrative expenses for the six months ended September 30, 2014 increased $2.9 million, or 10.8%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock-based compensation of $2.7 million, higher professional fees of $1.2 million, and reduced corporate overhead expenses of $1.0 million.

The $2.7 million increase in non-cash stock-based compensation was due to a $1.9 million increase in non-cash compensation related to our stock option plans, primarily the 2013 stock option plan that was implemented late in the second quarter of fiscal 2014, $0.3 million of accelerated non-cash compensation related to immediate vesting resctricted stock shares as the result of the IPO, and $0.5 million of non-cash compensation expense related to the non-employee director compensation stock plan created in the second quarter of fiscal 2015.

The $1.2 million increase in professional fees was due to audit services of $0.8 million in connection with the IPO and additional professional and consulting fees of $0.4 million associated with being a public company.

(Gain) loss on disposal of assets or businesses

(Gain) loss on the sale of assets or business for the six months ended September 30, 2014 was a loss of $0.3 million compared to a gain of $4.5 million over the comparable prior year period. The Company sold its Draintech product line during the first quarter of fiscal year 2014.

Intangibles amortization

Intangibles amortization for the six months ended September 30, 2014 was essentially flat when compared with the same period in the prior year.

Interest expense

Interest expense for the six months ended September 30, 2014 increased $0.6 million, or 6.8%, over the comparable prior year period. The increase was due to a higher average interest rate on our outstanding indebtedness and a higher average outstanding balance in addition to a 2% surcharge on our Term notes paid during the first quarter of fiscal 2015 due to our leverage ratio of Adjusted EBITDA to Funded Debt exceeding 3 times at September 30, 2014. The surcharge increased interest expense by $0.5 million. We repaid a portion of our outstanding indebtedness with the net proceeds from our initial public offering which closed on July 25, 2014. This repayment reduced our leverage ratio below 3 times at September 30, 2014 and eliminated the surcharge on the Term notes for the second quarter of fiscal 2015.

Other miscellaneous (income) expenses, net

Other miscellaneous (income) expense amounted to $0.5 million income during the nine months ended September 30, 2014. Favorable mark-to-market adjustments for changes in fair value on derivative contracts contributed to the income during the current period.

Income tax expense

For the six months ended September 30, 2014 and 2013, the Company recorded income tax provisions of $16.8 million and $18.1 million, respectively, which represents an effective tax rate of 36.6% and 36.4%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes, partially offset by foreign income taxed at lower rates. The effective tax rate for the first six months of the fiscal year 2015 is higher than the prior year period primarily due to the shift in the projections of the proportion of income earned and lower income before income taxes increasing the impact of non-deductible items in our tax calculations.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity net loss of unconsolidated affiliates for the six months ended September 30, 2014 increased $0.2 million over the comparable prior year period.

Income attributable to non-controlling interests

Income attributable to non-controlling interests decreased $0.5 million for the six months ended September 30, 2014 compared to the comparable prior year period.

Net income attributable to ADS and Net income (loss) per share

Year to date net income attributable to ADS of approximately $25.4 million decreased from the preceding fiscal year’s net income attributable to ADS of $27.7 million, as influenced by the factors noted above. Net income per share for the first six months of fiscal year 2015 totaled $0.25 per basic and diluted share, as compared to $0.43 and $0.42 per basic and diluted share, respectively, recorded in the comparable prior year period. The income per share for the six months ended September 30, 2014 is impacted by changes in fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 and $.021 per basic and diluted share, respectively, for common shareholders.

Adjusted EBITDA

	Six Months Ended September 30,
(Amounts in thousands)	2014	2013	% Change
	(As Restated) (a)	(As Restated) (a)
Domestic	$94,896	$83,426	13.7%
International	5,432	10,568	(48.6%)

Total adjusted EBITDA	$100,328	$93,994	6.7%

As a percentage of net sales	14.5%	15.0%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.

Adjusted EBITDA for the first six months of fiscal year 2015 increased by $6.3 million or 6.7% over the comparable fiscal year 2014 period. Excluding the impact of the one-time $4.8 million gain from the sale of the Draintech business during the first quarter of fiscal 2014, adjusted EBITDA increased $11.1 million or 12.5% for the six months ended September 30, 2014 as compared to the prior year ($100.3 million compared to an adjusted $89.2 million for the prior year).

Domestic adjusted EBITDA totaled $94.9 million for the six months ended September 30, 2014 compared to $83.4 million in the prior year (which included the impact of the one-time $4.8 million gain on the sale). International adjusted EBITDA totaled $5.4 million for the first six months of fiscal 2015 compared to $10.6 million in the prior period.

Adjusted EBITDA as a percentage of net sales totaled 14.5% for the six months ended September 30, 2014 compared to 15.0% for the prior year. Excluding the impact of the one-time gain on adjusted EBITDA in the first quarter of fiscal 2014, adjusted EBITDA as a percentage of net sales would have been 14.3%.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)
Net income	$18,997	$16,657	$28,438	$31,206
Depreciation and amortization	16,374	15,885	32,400	31,710
Interest expense	5,044	4,721	10,095	9,450
Income tax expense	8,926	8,928	16,819	18,139

EBITDA	49,341	46,191	87,752	90,505
Derivative fair value adjustments	67	319	163	238
Foreign currency transaction gains	(205)	(181)	(75)	(87)
Loss (gain) on sale of assets or businesses	281	204	345	(4,532)
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	878	459	1,675	957
Contingent consideration remeasurement	20	40	2	129
Stock-based compensation	2,131	980	4,377	1,640
ESOP deferred stock-based compensation	2,687	2,506	5,374	5,026
Transaction costs (c)	—	—	715	118

Adjusted EBITDA	$55,200	$50,518	$100,328	$93,994

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net Income

	Three Months Ended September 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)
Net income	$17,603	$1,394	$12,263	$4,394
Depreciation and amortization	14,937	1,437	14,550	1,335
Interest expense	5,020	24	4,667	54
Income tax expense	10,897	(1,971)	9,778	(850)

Segment EBITDA	48,457	884	41,258	4,933
Derivative fair value adjustments	67	—	319	—
Foreign currency transaction gains	—	(205)	—	(181)
Loss on sale of assets or businesses	251	30	186	18
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	291	587	1	458
Contingent consideration remeasurement	20	—	40	—
Stock-based compensation	2,131	—	980	—
ESOP deferred stock-based compensation	2,687	—	2,506	—

Segment Adjusted EBITDA	$53,904	$1,296	$45,290	$5,228

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net Income

	Six Months Ended September 30,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)
Net income	$25,446	$2,992	$24,097	$7,109
Depreciation and amortization	29,595	2,805	28,993	2,717
Interest expense	10,062	33	9,360	90
Income tax expense	18,311	(1,492)	18,369	(230)

Segment EBITDA	83,414	4,338	80,819	9,686
Derivative fair value adjustments	163	—	238	—
Foreign currency transaction gains	—	(75)	—	(87)
Loss (gain) on sale of assets or businesses	311	34	(4,546)	14
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	540	1,135	2	955
Contingent consideration remeasurement	2	—	129	—
Stock-based compensation	4,377	—	1,640	—
ESOP deferred stock-based compensation	5,374	—	5,026	—
Transaction costs (c)	715	—	118	—

Segment Adjusted EBITDA	$94,896	$5,432	$83,426	$10,568

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO.

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

The reconciliation of our System-Wide Net Sales to net sales is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)
Net sales	$366,714	$332,727	$693,148	$625,306
Net sales associated with our unconsolidated affiliates
South American Joint Venture(b)	16,776	17,544	30,696	33,686
BaySaver Joint Venture(c)	3,423	1,615	5,760	1,615
Tigre-ADS USA Joint Venture(d)	3,697	—	7,230	—

System-Wide Net Sales	$390,610	$351,886	$736,834	$660,607

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our consolidated financial statements.
(b)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver Joint Venture.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA Joint Venture.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)
Net income available to common shareholders	$21,358	$10,129	$12,579	$20,098
Adjustments to net income available to common shareholders:
Change in fair value of Redeemable convertible preferred stock	7,319	(3,186)	(11,054)	(4,764)
Dividends to Redeemable convertible preferred stockholders	(37)	(214)	(75)	(430)
Dividends paid to unvested restricted stockholders	—	(8)	—	(16)
Undistributed income allocated to participating securities	(2,768)	(1,203)	(1,702)	(2,406)

Total adjustments to net income (loss) available to common shareholders	4,514	(4,611)	(12,831)	(7,616)

Net income attributable to ADS	16,844	14,740	25,410	27,714
Fair Value of ESOP Compensation related to Convertible preferred stock	2,687	2,506	5,374	5,026

Adjusted net income - (Non-GAAP)	$19,531	$17,246	$30,784	$32,740

Weighted Average Common Shares Outstanding – Basic	51,518	47,250	49,538	47,220
Unvested restricted shares	237	335	235	328
Redeemable convertible preferred shares	20,099	20,341	20,099	20,379

Total Weighted Average Common Shares Outstanding - Fully Converted (Non-GAAP)	71,854	67,926	69,872	67,927
Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.27	$0.25	$0.44	$0.48

(a)	See “Note 2. Restatement of Previously Issued Financial Statements to our consolidated financial statements.”

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

Working Capital and Cash Flows

During the six months ended September 30, 2014, our net increase in cash was $2.7 million compared to a net increase of $0.7 million for the six months ended September 30, 2013. During the six months ended September 30, 2014, our source of funds was primarily driven by higher operating earnings, proceeds of $79.1 million from primary shares sold during our IPO, decreased inventories ($27.6 million) and non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense). For the same period ending September 30, 2014, our use of cash was primarily driven by increased accounts receivable balances (up $97.8 million), spending for capital expenditures (15.6 million), repayment of $95.3 million of Long Term Debt in second quarter fiscal 2015 and investments in joint ventures ($7.6 million). During the six months ended September 30, 2013, our primary source of cash was also provided by operating earnings, decreased inventories ($37.1 million) borrowings on the Revolving Credit Facility and a new Term Note. For the six months ended September 30, 2013, our use of cash was primarily due to increases in accounts receivable ($92.3 million) and for capital expenditures ($21.6 million).

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

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Statement of Cash Flows data:
Net cash from operating activities	$14,906	$8,385
Net cash from investing activities	(23,972)	(21,524)
Net cash from financing activities	11,946	13,805

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

Operating Cash Flows

During the six months ended September 30, 2014, cash provided by operating activities was $14.9 million as compared with cash provided by operating activities of $8.4 million for the six months ended September 30, 2013. Cash flow from operating activities during the six months ended September 30, 2014 was impacted lower net income and by moderately higher stock-based compensation compared to the prior period and lower inventory, offsetting an increase in the use of cash related to changes in accounts receivable, and accounts payable. Cash flow from operating activities for the six months ended September 30, 2013 also included a reduction of $4.8 million gain realized from the sale of assets for the Draintech product line.

Investing Cash Flows

During the six months ended September 30, 2014, cash used for investing activities was $24.0 million, primarily due to $15.6 million for capital expenditures in support of operations, a $3.6 million investment for a 49% interest in a newly created domestic joint venture operation, and a $4.0 million investment in our international joint venture operation to support growth initiatives. During the six months ended September 30, 2013, cash used for investing activities was $21.5 million, primarily due to capital expenditures in support of operations, net of $5.9 million in proceeds received from the sale of the Draintech product line.

Financing Cash Flows

During the six months ended September 30, 2014, cash provided by financing activities was a net $11.9 million, utilizing primarily borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months and early spring. Revolving Credit borrowings amounted to a net outflow of $52.2 million, offset by net proceeds from the IPO. During the six months ended September 30, 2013, cash provided by financing activities was $13.8 million primarily due to borrowings from Term and Revolving debt ($30.6 million), offset by modest payments for dividends and redemption of convertible preferred stock in connection with the ESOP.

Capital Expenditures

Capital expenditures totaled $15.6 million and $21.6 million for the six months ended September 30, 2014 and September 30, 2013, respectively. Our capital expenditures for the six months ended September 30, 2014 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $35 million in fiscal year 2015. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2014, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million and (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Bank Term Loans, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A as of September 30, 2014. As of September 30, 2014, the outstanding principal drawn on the Revolving Credit Facility was $193.8 million, with $123.2 million available to be drawn. As of September 30, 2014, the outstanding principal balance of the Term Loan was $95.0 million.

We used the net proceeds from the initial public offering, which closed on July 25, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Mexicana Revolving Credit Facilities, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A as of September 30, 2014. As of September 30, 2014, the outstanding principal drawn on the revolving credit facility was $2.0 million, with $10.0 million available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Form 10-K for the year ended March 31, 2015 filed concurrently with this Amendment No. 1 on Form 10-Q as of September 30, 2014 . We have no further amount available for issuance of senior notes under the private shelf agreement. At September 30, 2014 the outstanding principal balance on these notes was $100 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Form 10-K for the year ended March 31, 2015 filed concurrently with this Form 10-Q/A as of, and for the three and six months ended September 30, 2014. We were in compliance with our debt covenants as of September 30, 2014.

Contractual Obligation as of September 30, 2014

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Contractual obligations:
Long-term debt (1)	$397,583	$11,148	$71,740	$314,695	$—
Interest payments (2)	48,012	14,205	25,246	8,561	—
Operating leases	9,610	2,842	3,469	1,054	2,245
Capital leases	70,290	15,157	28,296	17,430	9,407
Contractual purchase obligations (3)	20,153	20,153	—	—	—

Total	$545,648	$63,505	$128,751	$341,740	$11,652

(1)	The current Revolving Credit Facility and Term Loan mature in June, 2018.
(2)	Based on applicable rates and pricing margins as of September 30, 2014, including interest rate swaps.
(3)	Purchase obligations include various commitments with vendors to purchase inventory.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements. As of September 30, 2014, our South American Joint Venture had approximately $12.3 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, primarily related to changes in interest rates, raw material supply prices, and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions

Interest Rate Risk

We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.9 million based on our borrowings as of September 30, 2014. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.2 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of September 30, 2014. The first swap is at $70 million notional value, amortizing $2.5 million per quarter at a fixed LIBOR rate of 1.105%, and expired in September 2014. The other swap is a $50 million notional value, non-amortizing swap at a LIBOR rate of 0.86%, which expires in September 2016. A third $50 million notional value swap took effect on September 1, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

In addition, to the transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Condensed Consolidated Statement of Operations.

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

In connection with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Original Form 10-Q”), the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of September 30, 2014 (the “Evaluation Date”). Subsequent to the filing of the Original Form 10-Q and in connection with the restatement discussed elsewhere in this Quarterly Report on Form 10-Q/A, the Company’s management identified material weaknesses in the Company’s internal control over financial reporting applicable to the period covered by this periodic report. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

While there have been significant changes in our internal control over financial reporting subsequent to September 30, 2014, as described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2015, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities

On July 24, 2014, the Company’s Registration Statement (File No. 333-194980) was declared effective by the SEC for the initial public offering of its common stock, par value $0.01 per share. We registered the offering and sale of 16,675,000 shares of common stock, including 2,175,000 shares of common stock to be sold to the underwriters pursuant to their over-allotment option, at a price of $16.00 per share, with an aggregate price of the registered offering amount $266.8 million. On July 25, 2014, the Company closed its initial public offering of 14,500,000 shares of the Company’s common stock which were sold by the Company and certain of our stockholders. On August 22, 2014, an additional 600,000 shares of common stock were sold by certain of our stockholders pursuant to the underwriters’ partial exercise of their over-allotment option. The shares sold in the initial offering (including shares sold pursuant to the over-allotment option) were sold at a public offering price of $16.00 per share, for an aggregate offering price of $241.6 million. Barclays Capital Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and RBC Capital Markets, LLC acted as joint book-running managers for the offering. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Fifth Third Securities, Inc. and PNC Capital Markets LLC acted as co-managers for the offering.

As a result of our initial public offering, we received proceeds of $79.1 million, after deducting underwriting discounts and commissions of approximately $5.5 million, from the sale by us of 5,289,474 shares of common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, except that the Company paid such portion of the fees and expenses of counsel to the selling stockholders that exceed $100,000 and any transfer taxes payable in connection with the initial public offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 28, 2014. We used the net proceeds that we received from our initial public offering to repay a portion of our outstanding indebtedness under the revolving portion of the Company’s credit facility.

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

53

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

54