Form 10-Q/A
period 2014-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-03-29
CIK 1604028

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

		Page

EXPLANATORY NOTE		1

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2014 (Restated) and March 31, 2014 (Restated)	2

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 (Restated) and 2013 (Restated)	3

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 31, 2014 (Restated) and 2013 (Restated)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 (Restated) and 2013 (Restated)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the nine months ended December 31, 2014 (Restated) and 2013 (Restated)	6

	Notes to the Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	52

ITEM 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	54

ITEM 1A.	Risk Factors	54

ITEM 2.	Unregistered Sale of Equity Securities	54

ITEM 3.	Defaults Upon Senior Securities	54

ITEM 4.	Mine Safety Disclosures	55

ITEM 5.	Other Information	55

ITEM 6.	Exhibits	55

SIGNATURES		56

EXHIBIT INDEX		57

i

EXPLANATORY NOTE

During the preparation of its Annual Report on Form 10-K for the fiscal year ended March 31, 2015, Advanced Drainage Systems, Inc. identified errors in its historical financial statements related to the accounting for leases, inventory, long-lived assets, ADS Mexicana, income taxes and other items. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2014 as originally filed with the Securities and Exchange Commission on February 9, 2015 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 3 of Part I, “Quantitative and Qualitative Disclosures About Market Risk,” (iv) Item 4 of Part I, “Controls and Procedures,” (v) Item 1A of Part II, “Risk Factors,” and (vi) Item 6 of Part II, “Exhibits”. We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.01, 31.02, 32.01 and 32.02, respectively, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, or have been changed; however, for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement.

This Form 10-Q/A is being filed concurrently with the Company’s Form 10-K for the year ended March 31, 2015 and Forms 10-Q/A for the periods ended June 30, 2014 and September 30, 2014.

PART I.	FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated)(1)

	As of
(Amounts in thousands, except par value)	December 31,	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$10,753	$3,931
Receivables (less allowance for doubtful accounts of $4,930 and $4,490, respectively)	161,119	148,271
Inventories	219,750	259,891
Deferred income taxes and other current assets	14,437	14,465

Total current assets	406,059	426,558
Property, plant and equipment, net	353,093	350,351
Other assets:
Goodwill	87,951	88,017
Intangible assets, net	51,874	59,194
Other assets	64,392	65,447

Total assets	$963,369	$989,567

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of debt obligations	$11,700	$11,153
Current maturities of capital lease obligations	14,677	12,364
Accounts payable	71,047	110,972
Other accrued liabilities	54,518	43,085
Accrued income taxes	18,656	7,980

Total current liabilities	170,598	185,554
Long-term debt obligation	326,725	442,895
Long-term capital lease obligations	47,831	34,366
Deferred tax liabilities	59,084	66,333
Other liabilities	28,346	32,170

Total liabilities	632,584	761,318
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 0 and 38,320 shares issued outstanding, respectively	—	549,119
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 25,797 and 26,129 shares outstanding, respectively	322,469	291,720
Deferred compensation – unearned ESOP shares	(211,674)	(197,888)

Total mezzanine equity	110,795	642,951
Stockholders’ equity (deficit):
Common stock; $0.01 par value: 1,000,000 and 148,271 shares authorized; 153,560 and 109,951 shares issued; 53,204 and 9,141 shares outstanding, respectively	12,393	11,957
Paid-in capital	693,799	12,438
Common stock in treasury, at cost	(446,479)	(448,439)
Accumulated other comprehensive loss	(11,560)	(6,830)
Retained deficit	(46,608)	(2,412)

Total ADS stockholders’ equity (deficit)	201,545	(433,286)
Noncontrolling interest in subsidiaries	18,445	18,584

Total stockholders’ equity (deficit)	219,990	(414,702)

Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$963,369	$989,567

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, as restated)(1)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net sales	$279,871	$260,644	$973,019	$885,950
Cost of goods sold	230,693	201,302	793,220	704,670

Gross profit	49,178	59,342	179,799	181,280
Operating expenses:
Selling	19,913	16,365	59,705	51,520
General and administrative	14,115	13,647	43,756	40,389
Loss (gain) on disposal of assets or businesses	193	470	538	(4,062)
Intangible amortization	2,328	2,613	7,551	7,853

Income from operations	12,629	26,247	68,249	85,580
Other expense:
Interest expense	4,631	4,580	14,726	14,030
Other miscellaneous expense (income), net	5,556	(541)	5,100	(521)

Income before income taxes	2,442	22,208	48,423	72,071
Income tax expense	3,407	23,565	20,226	41,704
Equity in net loss of unconsolidated affiliates	988	1,461	1,712	1,979

Net (loss) income	(1,953)	(2,818)	26,485	28,388
Less net income attributable to noncontrolling interest	1,372	2,059	4,400	5,551

Net (loss) income attributable to ADS	(3,325)	(4,877)	22,085	22,837

Change in fair value of redeemable convertible preferred stock	—	(4,697)	(11,054)	(8,492)
Dividends to redeemable convertible preferred stockholders	(298)	(209)	(377)	(640)
Dividends paid to unvested restricted stockholders	(9)	(8)	(9)	(47)

Net (loss) income available to common stockholders and participating securities	(3,632)	(9,791)	10,645	13,658
Undistributed income allocated to participating securities	—	—	(995)	(1,130)

Net (loss) income available to common stockholders	$(3,632)	$(9,791)	$9,650	$12,528

Weighted average common shares outstanding:
Basic	52,986	47,251	50,691	46,976
Diluted	52,986	47,251	51,206	47,480
Net (loss) income per share:
Basic	$(0.07)	$(0.21)	$0.19	$0.27
Diluted	$(0.07)	$(0.21)	$0.19	$0.26
Cash dividends declared per share	$0.04	$0.03	$0.04	$0.09

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, as restated)(1)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
Net (loss) income	$(1,953)	$(2,818)	$26,485	$28,388
Other comprehensive loss:
Currency translation, before tax	(3,966)	(3,537)	(7,398)	(6,614)
Other, before tax	—	1	—	6

Total other comprehensive loss, before tax	(3,966)	(3,536)	(7,398)	(6,608)

Tax attributes of items in other comprehensive loss:
Other	—	—	—	(2)

Total tax benefit	—	—	—	(2)

Comprehensive (loss) income	(5,919)	(6,354)	19,087	21,778
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,761)	(57)	(2,668)	(1,323)
Less net income attributable to noncontrolling interest	1,372	2,059	4,400	5,551

Total comprehensive (loss) income attributable to ADS	$(5,530)	$(8,356)	$17,355	$17,550

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, as restated)(1)

	Nine Months Ended December 31,
(Amounts in thousands)	2014	2013
Cash Flows from Operating Activities	$90,252	$95,838

Cash Flows from Investing Activities
Capital expenditures	(21,281)	(26,482)
Proceeds from sale of assets or businesses	294	6,150
Investment in unconsolidated affiliate	(7,566)	(6,285)
Additions of capitalized software	(601)	(961)
Other investing activities	(212)	(435)

Net cash used in investing activities	(29,366)	(28,013)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	250,200	301,300
Payments on Revolving Credit Facility	(359,500)	(390,000)
Proceeds from term loan	—	100,000
Payments on term loan	(4,375)	(78,750)
Proceeds from Senior Notes	—	25,000
Payments of notes, mortgages, and other debt	(1,948)	(1,275)
Payments on capital lease obligation	(6,619)	(9,022)
Payments for deferred initial public offering costs	(6,479)	—
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	79,131	—
Cash dividends paid	(4,254)	(6,621)
Redemption of Redeemable convertible preferred stock	—	(3,889)
Other financing activities	205	(606)

Net cash used in financing activities	(53,639)	(63,863)

Effect of exchange rate changes on cash and cash equivalents	(425)	12

Net change in cash	6,822	3,974
Cash at beginning of period	3,931	1,361

Cash at end of period	$10,753	$5,335

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity (Deficit)	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity (Deficit)	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2013, as previously reported	109,979	$11,957	$41,152	101,191	$(448,571)	$(856)	$87,331	$(308,987)	$23,265	$(285,722)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	$608,346

Cumulative restatement adjustment	—	—	(1,126)	—	—	(225)	(8,129)	(9,480)	(4,721)	(14,201)	—	—	—	—	—	—	—

Balance at April 1, 2013 (As Restated)(1)	109,979	$11,957	$40,026	101,191	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	$608,346

Net income	—	—	—	—	—	—	22,837	22,837	5,551	28,388	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,287)	—	(5,287)	(1,323)	(6,610)	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(526)	(526)	—	(526)	—	—	—	—	—	—	—
Common stock dividend ($0.058 per share)	—	—	—	—	—	—	(4,089)	(4,089)	—	(4,089)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,006)	(2,006)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(2,139)	—	—	—	—	(2,139)	—	(2,139)	—	—	—	—	(805)	9,482	9,482
Exercise of common stock options	—	—	(203)	(141)	629	—	—	426	—	426	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	299	23	(299)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,159	—	—	—	—	1,159	—	1,159	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,013	(28)	125	—	—	1,138	—	1,138	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(367)	(3,889)	—	—	(3,889)
Purchase of common stock	—	—	—	80	(847)	—		(847)	—	(847)	—	—	—	—	—	—	—
Reclassification of common stock to redeemable common stock	(28)	—	(385)	—	—	—		(385)	—	(385)	28	385	—	—	—	—	385
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	—	—	—	—	(8,492)	(8,492)	—	(8,492)	—		—	28,923	—	(20,431)	8,492
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(55,359)	(55,359)	—	(55,359)	—	55,359	—	—	—	—	55,359

Balance at December 31, 2013 (Unaudited, As Restated)(1)	109,951	$11,957	$39,770	101,125	$(448,963)	$(6,368)	$33,573	$(370,031)	$20,766	$(349,265)	38,320	$578,020	26,180	$307,581	17,656	$(207,426)	$678,175

Balance at April 1, 2014, as previously reported	109,951	$11,957	$22,547	100,810	$(448,439)	$(5,977)	$—	$(419,912)	$22,576	$(397,336)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Cumulative restatement adjustment	—	—	(10,109)	—	—	(853)	(2,412)	(13,374)	(3,992)	(17,366)	—	—	—	—	—	—	—

Balance at April 1, 2014 (As Restated)(1)	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Net income	—	—	—	—	—	—	22,085	22,085	4,400	26,485	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,730)	—	(4,730)	(2,668)	(7,398)	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(256)	(256)	—	(256)	—	—	—	—	—	—	—
Common stock dividend ($0.042 per share)	—	—	—	—	—	—	(2,127)	(2,127)	—	(2,127)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,871)	(1,871)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,999)	—	—	—	—	(1,999)	—	(1,999)	—	—	—	—	(805)	10,063	10,063
Exercise of common stock options	—	—	218	(87)	388	—	—	606	—	606	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,956	—	—	—	—	2,956	—	2,956	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,831	(119)	531	—	—	2,362	—	2,362	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	(3)	—	—	(3)	—	(3)	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	3,017	(255)	1,137	—	—	4,154	—	4,154	—	—	(332)	(4,154)	—	—	(4,154)
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	11,054
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657		—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	(615,040)

Balance at December 31, 2014 (Unaudited, As Restated)(1)	153,560	$12,393	$693,799	100,356	$(446,479)	$(11,560)	$(46,608)	$201,545	$18,445	$219,990	—	$—	25,797	$322,469	16,922	$(211,674)	$110,795

(1)	See Note 2. Restatement of Previously Issued Financial Statements.

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

On July 25, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares of common stock. We received total proceeds from the IPO of $79,131 after excluding underwriter discounts and commissions of $5,501, based upon the price to the public of $16.00 per share. After deducting other offering expenses, we used the net proceeds to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2014 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, in addition to the restatement adjustments described in Note 2. Restatement of Previously Issued Financial Statements, necessary to present fairly its financial position as of December 31, 2014 and the results of operations for the three and nine months ended December 31, 2014 and 2013 and cash flows for the nine months ended December 31, 2014 and 2013. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Annual Report on Form 10-K for the year ended March 31, 2015, filed concurrently with this Form 10-Q/A.

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

Estimates

The preparation of our condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, our allowance for doubtful accounts, inventory, useful lives of our property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, accounting for investments, evaluation of goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and our ESOP, valuation of our Redeemable common stock and Redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

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

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss (gain) on disposal of assets or businesses in our Condensed Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. Interest capitalized was $0 and $316 during the three and nine months ended December 31, 2014, respectively, and $80 and $490 during the three and nine months ended December 31, 2013, respectively.

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

Due to these errors, as further described below, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined on August 14, 2015 that the Company’s previously issued financial statements should no longer be relied upon. As a result of the foregoing the Company has restated its condensed consolidated financial statements as of December 31, 2014 and March 31, 2014 and for the three and nine months ended December 31 2014 and 2013. The restatement also affects periods prior to fiscal year 2014, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2014 opening stockholders’ equity (deficit) balance.

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

Impact on Condensed Consolidated Statements of Operations

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of operations for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31, 2014
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net sales	$278,176	$—	$—	$—	$991	$704	$279,871
Cost of goods sold	228,059	1,700	(934)	(18)	929	957	230,693

Gross profit	50,117	(1,700)	934	18	62	(253)	49,178
Operating expenses:
Selling	19,275	307	—	87	252	(8)	19,913
General and administrative	19,519	(50)	(4,566)	34	(441)	(381)	14,115
Loss on disposal of assets or businesses	—	65	—	128	—	—	193
Intangible amortization	2,356	—	—	(28)	—	—	2,328

Income from operations	8,967	(2,022)	5,500	(203)	251	136	12,629
Other expense:
Interest expense	4,056	575	—	—	—	—	4,631
Other miscellaneous expense, net	5,212	—	204	(16)	(71)	227	5,556

(Loss) income before income taxes	(301)	(2,597)	5,296	(187)	322	(91)	2,442
Income tax (benefit) expense	(1,248)	—	—	—	—	4,655	3,407
Equity in net loss of unconsolidated affiliates	448	—	—	—	—	540	988

Net income (loss)	499	(2,597)	5,296	(187)	322	(5,286)	(1,953)
Less net income attributable to noncontrolling interest	866	—	—	—	284	222	1,372

Net loss attributable to ADS	(367)	(2,597)	5,296	(187)	38	(5,508)	(3,325)

Change in fair value of Redeemable convertible preferred stock	—	—	—	—		—	—
Dividends to Redeemable convertible preferred stockholders	(298)	—	—	—		—	(298)
Dividends paid to unvested restricted stockholders	(9)	—	—	—		—	(9)

Net loss available to common stockholders and participating securities	(674)	(2,597)	5,296	(187)	38	(5,508)	(3,632)
Undistributed income allocated to participating securities	—	—	—	—		—	—

Net loss available to common stockholders	$(674)	$(2,597)	$5,296	$(187)	$38	$(5,508)	$(3,632)

Weighted average common shares outstanding:
Basic	52,986						52,986
Diluted	52,986						52,986
Net loss per share:
Basic	$(0.01)						$(0.07)
Diluted	$(0.01)						$(0.07)
Cash dividends declared per share	$0.04						$0.04

	Three Months Ended December 31, 2013
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net sales	$261,435	$—	$—	$—	$(883)	$92	$260,644
Cost of goods sold	211,671	(145)	(10,541)	(95)	14	398	201,302

Gross profit	49,764	145	10,541	95	(897)	(306)	59,342
Operating expenses:
Selling	16,590	(93)	—	(86)	—	(46)	16,365
General and administrative	18,778	(99)	(4,097)	(71)	(455)	(409)	13,647
Loss on disposal of assets or businesses	—	131	—	339	—	—	470
Intangible amortization	2,854	—	—	(241)	—	—	2,613

Income from operations	11,542	206	14,638	154	(442)	149	26,247
Other expense:
Interest expense	3,893	687	—	—	—	—	4,580
Other miscellaneous income, net	(418)	—	—	(25)	(98)	—	(541)

Income before income taxes	8,067	(481)	14,638	179	(344)	149	22,208
Income tax expense	17,537	—	—	—	—	6,028	23,565
Equity in net loss of unconsolidated affiliates	369	—	—	—	—	1,092	1,461

Net loss	(9,839)	(481)	14,638	179	(344)	(6,971)	(2,818)
Less net income attributable to noncontrolling interest	485	—	—	—	(91)	1,665	2,059

Net loss attributable to ADS	(10,324)	(481)	14,638	179	(253)	(8,636)	(4,877)

Change in fair value of Redeemable convertible preferred stock	(4,697)	—	—	—	—	—	(4,697)
Dividends to Redeemable convertible preferred stockholders	(209)	—	—	—	—	—	(209)
Dividends paid to unvested restricted stockholders	(8)	—	—	—	—	—	(8)

Net loss available to common stockholders and participating securities	(15,238)	(481)	14,638	179	(253)	(8,636)	(9,791)
Undistributed income allocated to participating securities	—	—	—	—	—	—	—

Net loss available to common stockholders	$(15,238)	$(481)	$14,638	$179	$(253)	$(8,636)	$(9,791)

Weighted average common shares outstanding:
Basic	47,251						47,251
Diluted	47,251						47,251
Net loss per share:
Basic	$(0.32)						$(0.21)
Diluted	$(0.32)						$(0.21)
Cash dividends declared per share	$0.03						$0.03

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of operations for the nine months ended December 31, 2014 and 2013 is as follows:

	Nine Months Ended December 31, 2014
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net sales	$971,197	$—	$—	$—	$2,841	$(1,019)	$973,019
Cost of goods sold	766,605	1,871	20,186	49	3,278	1,231	793,220

Gross profit	204,592	(1,871)	(20,186)	(49)	(437)	(2,250)	179,799
Operating expenses:
Selling	58,283	478	129	457	301	57	59,705
General and administrative	58,930	(148)	(13,054)	232	(1,456)	(748)	43,756
Loss on disposal of assets or businesses	—	139	—	399	—	—	538
Intangible amortization	7,635	—	—	(84)	—	—	7,551

Income from operations	79,744	(2,340)	(7,261)	(1,053)	718	(1,559)	68,249
Other expense:
Interest expense	13,009	1,717	—	—	—	—	14,726
Other miscellaneous expense, net	5,219	—	204	(49)	(503)	229	5,100

Income before income taxes	61,516	(4,057)	(7,465)	(1,004)	1,221	(1,788)	48,423
Income tax expense	22,509	—	—	—	—	(2,283)	20,226
Equity in net loss of unconsolidated affiliates	1,071	—	—	—	—	641	1,712

Net income	37,936	(4,057)	(7,465)	(1,004)	1,221	(146)	26,485
Less net income attributable to noncontrolling interest	1,672	—	—	—	948	1,780	4,400

Net income attributable to ADS	36,264	(4,057)	(7,465)	(1,004)	273	(1,926)	22,085

Change in fair value of Redeemable convertible preferred stock	(11,054)	—	—	—	—	—	(11,054)
Dividends to Redeemable convertible preferred stockholders	(377)	—	—	—	—	—	(377)
Dividends paid to unvested restricted stockholders	(9)	—	—	—	—	—	(9)

Net income available to common stockholders and participating securities	24,824	(4,057)	(7,465)	(1,004)	273	(1,926)	10,645
Undistributed income allocated to participating securities	(2,650)	473	871	117	(32)	226	(995)

Net income available to common stockholders	$22,174	$(3,584)	$(6,594)	$(887)	$241	$(1,700)	$9,650

Weighted average common shares outstanding:
Basic	50,691						50,691
Diluted	51,206						51,206
Net income per share:
Basic	$0.44						$0.19
Diluted	$0.43						$0.19
Cash dividends declared per share	$0.04						$0.04

	Nine Months Ended December 31, 2013
		Adjustments
(Amounts in thousands, except per share data)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net sales	$887,777	$—	$—	$—	$108	$(1,935)	$885,950
Cost of goods sold	698,791	(929)	4,497	(592)	1,522	1,381	704,670

Gross profit	188,986	929	(4,497)	592	(1,414)	(3,316)	181,280
Operating expenses:
Selling	52,433	(365)	151	107	(1,456)	650	51,520
General and administrative	54,354	(285)	(12,030)	35	(1,365)	(320)	40,389
Gain on disposal of assets or businesses	(4,848)	271	—	515	—	—	(4,062)
Intangible amortization	8,576	—	—	(723)	—	—	7,853

Income from operations	78,471	1,308	7,382	658	1,407	(3,646)	85,580
Other expense:
Interest expense	11,860	2,170	—	—	—	—	14,030
Other miscellaneous expense (income), net	398	—	—	(75)	(844)	—	(521)

Income before income taxes	66,213	(862)	7,382	733	2,251	(3,646)	72,071
Income tax expense	40,845	—	—	—	—	859	41,704
Equity in net loss of unconsolidated affiliates	714	—	—	—	—	1,265	1,979

Net income	24,654	(862)	7,382	733	2,251	(5,770)	28,388
Less net income attributable to noncontrolling interest	1,360	—	—	—	1,391	2,800	5,551

Net income attributable to ADS	23,294	(862)	7,382	733	860	(8,570)	22,837

Change in fair value of Redeemable convertible preferred stock	(8,492)	—	—	—	—	—	(8,492)
Dividends to Redeemable convertible preferred stockholders	(640)	—	—	—	—	—	(640)
Dividends paid to unvested restricted stockholders	(47)	—	—	—	—	—	(47)

Net income available to common stockholders and participating securities	14,115	(862)	7,382	733	860	(8,570)	13,658
Undistributed income allocated to participating securities	(1,184)	101	(867)	(86)	(101)	1,007	(1,130)

Net income available to common stockholders	$12,931	$(761)	$6,515	$647	$759	$(7,563)	$12,528

Weighted average common shares outstanding:
Basic	46,976						46,976
Diluted	47,480						47,480
Net income per share:
Basic	$0.28						$0.27
Diluted	$0.27						$0.26
Cash dividends declared per share	$0.09						$0.09

Impact on Condensed Consolidated Statements of Comprehensive (Loss) Income

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of comprehensive income for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31, 2014
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net income (loss)	$499	$(2,597)	$5,296	$(187)	$322	$(5,286)	$(1,953)

Comprehensive loss	(3,360)	(2,597)	5,296	(195)	223	(5,286)	(5,919)

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,774)	—	—	—	13	—	(1,761)
Less net income attributable to noncontrolling interest	866	—	—	—	284	222	1,372

Total comprehensive loss attributable to ADS	$(2,452)	$(2,597)	$5,296	$(195)	$(74)	$(5,508)	$(5,530)

	Three Months Ended December 31, 2013
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net loss	$(9,839)	$(481)	$14,638	$179	$(344)	$(6,971)	$(2,818)

Comprehensive loss	(13,379)	(481)	14,638	176	(337)	(6,971)	(6,354)

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(57)	—	—	—	—	—	(57)
Less net income attributable to noncontrolling interest	485	—	—	—	(91)	1,665	2,059

Total comprehensive loss attributable to ADS	$(13,807)	$(481)	$14,638	$176	$(246)	$(8,636)	$(8,356)

The net effect of the restatement described above on the Company’s previously reported condensed consolidated statements of comprehensive income for the nine months ended December 31, 2014 and 2013 is as follows:

	Nine Months Ended December 31, 2014
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net income	$37,936	$(4,057)	$(7,465)	$(1,004)	$1,221	$(146)	$26,485

Comprehensive income	30,659	(4,057)	(7,465)	(1,028)	1,124	(146)	19,087

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(2,686)	—	—	—	18	—	(2,668)
Less net income attributable to noncontrolling interest	1,672	—	—	—	948	1,780	4,400

Total comprehensive income attributable to ADS	$31,673	$(4,057)	$(7,465)	$(1,028)	$158	$(1,926)	$17,355

	Nine Months Ended December 31, 2013
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
Net income	$24,654	$(862)	$7,382	$733	$2,251	$(5,770)	$28,388

Comprehensive income	18,061	(862)	7,382	726	2,239	(5,768)	21,778

Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,327)	—	—	—	2	2	(1,323)
Less net income attributable to noncontrolling interest	1,360	—	—	—	1,391	2,800	5,551

Total comprehensive income attributable to ADS	$18,028	$(862)	$7,382	$726	$846	$(8,570)	$17,550

Impact on Condensed Consolidated Balance Sheets

The net effect of the restatement described above on the Company’s previously reported condensed consolidated balance sheets as of December 31, 2014 and March 31, 2014 is as follows:

	December 31, 2014
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
ASSETS
Cash	$10,753	$—	$—	$—	$—	$—	$10,753
Receivables, net	162,478	—	—	—	(860)	(499)	161,119
Inventories	230,949	(317)	(12,489)	(120)	707	1,020	219,750
Deferred income taxes and other current assets	13,984	—	—	322	(423)	554	14,437
Property, plant and equipment, net	283,104	74,817	—	(4,873)	—	45	353,093
Goodwill	86,231	—	—	1,805	—	(85)	87,951
Intangible assets, net	57,580	—	—	(5,706)	—	—	51,874
Other assets	66,556	(7)	—	(7,939)	(58)	5,840	64,392

Total assets	$911,635	$74,493	$(12,489)	$(16,511)	$(634)	$6,875	$963,369

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$11,700	$—	$—	$—	$—	$—	$11,700
Current maturities of capital lease obligations	—	14,677	—	—	—	—	14,677
Accounts payable	70,197	—	(50)	—	(32)	932	71,047
Other accrued liabilities	42,260	529	—	—	—	11,729	54,518
Accrued income taxes	16,083	—	—	—	—	2,573	18,656
Long-term debt obligation	326,725	—	—	—	—	—	326,725
Long-term capital lease obligation	—	47,831	—	—	—	—	47,831
Deferred tax liabilities	63,663	—	—	—	—	(4,579)	59,084
Other liabilities	20,448	56	—	—	—	7,842	28,346

Total liabilities	551,076	63,093	(50)	—	(32)	18,497	632,584
Mezzanine equity	105,332	—	—	—	—	5,463	110,795
Common stock	12,393	—	—	—	—	—	12,393
Paid-in capital	679,393	—	—	—	—	14,406	693,799
Common stock in treasury, at cost	(446,479)	—	—	—	—	—	(446,479)
Accumulated other comprehensive loss	(10,568)	—	—	(33)	(656)	(303)	(11,560)
Retained earnings (deficit)	—	11,400	(12,439)	(16,478)	165	(29,256)	(46,608)
Noncontrolling interest in subsidiaries	20,488	—	—	—	(111)	(1,932)	18,445

Total liabilities, mezzanine equity and stockholders’ equity	$911,635	$74,493	$(12,489)	$(16,511)	$(634)	$6,875	$963,369

	March 31, 2014
		Adjustments
(Amounts in thousands)	As Previously Reported	Leases	Inventory	Long-Lived Assets	ADS Mexicana	Income Taxes and Other	As Restated
ASSETS
Cash	$3,931	$—	$—	$—	$—	$—	$3,931
Receivables, net	150,713	—	—	—	(3,404)	962	148,271
Inventories	260,300	(86)	(4,270)	(130)	2,475	1,602	259,891
Deferred income taxes and other current assets	13,555	—	—	343	—	567	14,465
Property, plant and equipment, net	292,082	62,903	—	(4,663)	—	29	350,351
Goodwill	86,297	—	—	1,805	—	(85)	88,017
Intangible assets, net	66,184	—	—	(6,991)	—	1	59,194
Other assets	64,533	(15)	—	(5,759)	—	6,688	65,447

Total assets	$937,595	$62,802	$(4,270)	$(15,395)	$(929)	$9,764	$989,567

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current maturities of debt obligations	$11,153	$—	$—	$—	$—	$—	$11,153
Current maturities of capital lease obligations	—	12,364	—	—	—	—	12,364
Accounts payable	108,111	—	704	88	—	2,069	110,972
Other accrued liabilities	37,956	530	—	—	—	4,599	43,085
Accrued income taxes	7,372	—	—	—	—	608	7,980
Long-term debt obligation	442,895	—	—	—	—	—	442,895
Long-term capital lease obligation	—	34,366	—	—	—	—	34,366
Deferred tax liabilities	69,169	—	—	—	—	(2,836)	66,333
Other liabilities	15,324	82	—	—	—	16,764	32,170

Total liabilities	691,980	47,342	704	88	—	21,204	761,318
Mezzanine equity	642,951	—	—	—	—	—	642,951
Common stock	11,957	—	—	—	—	—	11,957
Paid-in capital	22,547	—	—	—	—	(10,109)	12,438
Common stock in treasury, at cost	(448,439)	—	—	—	—	—	(448,439)
Accumulated other comprehensive loss	(5,977)	—	—	(9)	(541)	(303)	(6,830)
Retained earnings (deficit)	—	15,460	(4,974)	(15,474)	(108)	2,684	(2,412)
Noncontrolling interest in subsidiaries	22,576	—	—	—	(280)	(3,712)	18,584

Total liabilities, mezzanine equity and stockholders’ deficit	$937,595	$62,802	$(4,270)	$(15,395)	$(929)	$9,764	$989,567

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

Impact on Condensed Consolidated Statements of Cash Flows

The net effect of the restatement on the Company’s previously reported condensed consolidated statements of cash flows for the nine months ended December 31, 2014 and 2013 is as follows:

	For the Nine Months Ended December 31, 2014
(Amounts in thousands)	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$85,404	$4,848	$90,252
Net cash used in investing activities	(31,872)	2,506	(29,366)
Net cash used in financing activities	(46,243)	(7,396)	(53,639)

	For the Nine Months Ended December 31, 2013
(Amounts in thousands)	As Previously Reported	Adjustments	As Restated
Net cash provided by operating activities	$88,104	$7,734	$95,838
Net cash used in investing activities	(30,116)	2,103	(28,013)
Net cash used in financing activities	(54,014)	(9,849)	(63,863)

3.	DISPOSAL OF ASSETS OR BUSINESS

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

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of December 31, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	December 31, 2014	March 31, 2014
Land, buildings and improvements	$161,450	$158,588
Machinery and equipment	670,600	640,529
Construction in Progress	9,096	11,003

Total cost	841,146	810,120
Accumulated depreciation	(488,053)	(459,769)

Property, plant and equipment - net	$353,093	$350,351

The following table sets forth depreciation expense for the three and nine months ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
Depreciation expense	$12,536	$12,311	$37,326	$36,499

5.	INVENTORIES

Inventories as of December 31, 2014 and March 31, 2014 consisted of the following:

(Amounts in thousands)	December 31, 2014	March 31, 2014
Raw materials	$57,283	$51,785
Finished goods	162,467	208,106

Total inventory	$219,750	$259,891

We had no work-in-process inventories as of December 31, 2014 and March 31, 2014.

6.	LEASES

Capital Leases

The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets accounted for as capital leases and included in Property, plant and equipment consisted of the following:

	December 31, 2014	March 31, 2014
(Amounts in thousands)
Buildings and improvements	$7,163	$7,716
Machinery and equipment	167,512	145,980

Total cost	174,675	153,696
Accumulated amortization	(99,052)	(89,599)

Leased assets in Property, plant and equipment, net	$75,623	$64,097

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2014:

Future minimum lease payments - Capital leases

(Amounts in thousands)
December 31, 2015	$17,485
December 31, 2016	15,448
December 31, 2017	12,556
December 31, 2018	9,661
December 31, 2019	7,129
Thereafter	8,467

Total minimum lease payments(a)	$70,746
Less: amount representing interest(b)	8,238

Present value of net minimum lease payments	$62,508

Lease Obligation – Current	14,677
Lease Obligation – Long-term	47,831

Total lease obligation	$62,508

(a)	Excludes contingent rentals which may be paid. Contingent rentals amounted to $599 and $65 for the nine months ended December 31, 2014 and 2013, respectively.
(b)	Amount necessary to reduce minimum lease payments to present value calculated at the lower of the rate implicit in the lease or the Company’s incremental borrowing rate at lease inception.

During the three months ended December 31, 2014 and 2013, the Company acquired equipment under capital lease and incurred lease obligations of $2,373 and $1,690, respectively and during the nine months ended December 31, 2014 and 2013, the Company acquired equipment under capital lease and incurred lease obligations of $22,531 and $18,063, respectively.

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

Total rent expense was $899 and $941 for the three months ended December 31, 2014 and 2013, respectively, and $2,524 and $3,172 for the nine months ended December 31, 2014 and 2013, respectively.

Future minimum rental commitments under operating leases as of December 31, 2014, are summarized below (amounts in thousands):

	Twelve Months Ended December 31,
	2015	2016	2017	2018	2019	Thereafter
Future operating lease payments	$2,915	$2,162	$1,159	$659	$442	$2,281

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2014	$87,507	$510	$88,017
Currency translation	—	(66)	(66)

Balance at December 31, 2014	$87,507	$444	$87,951

Intangible Assets

Intangible assets as of December 31, 2014 and March 31, 2014 consisted of the following:

	December 31, 2014			March 31, 2014
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$40,579	$(25,451)	$15,128	$40,579	$(22,588)	$17,991
Customer relationships	38,252	(25,191)	13,061	38,252	(21,793)	16,459
Patents	6,429	(3,392)	3,037	6,175	(2,921)	3,254
Non-compete and other contractual agreements	1,088	(752)	336	1,088	(491)	597
Trademarks and tradenames	11,157	(2,813)	8,344	11,157	(2,254)	8,903

Total definite-lived intangible assets	97,505	(57,599)	39,906	97,251	(50,047)	47,204
Indefinite-lived intangible assets
Trademarks	11,968	—	11,968	11,990	—	11,990

Total intangible assets	$109,473	$(57,599)	$51,874	$109,241	$(50,047)	$59,194

8.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of December 31, 2014 and March 31, 2014 were as follows:

	December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$256	$—	$256	$—

Total assets at fair value on a recurring basis	$256	$—	$256	$—

Liabilities:
Derivative liability - interest rate swaps	$651	$—	$651	$—
Derivative liability - diesel fuel contracts	3,076	—	3,076	—
Derivative liability - propylene swaps	2,060	—	2,060	—
Derivative liability - currency forward contracts	1,660	—	1,660	—
Contingent consideration for acquisitions	2,365	—	—	2,365

Total liabilities at fair value on a recurring basis	$9,812	$—	$7,447	$2,365

	March 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - propylene swaps	$27	$—	$27	$—

Total assets at fair value on a recurring basis	$27	$—	$27	$—

Liabilities & Mezzanine Equity:
Derivative liability - interest rate swaps	$1,001	$—	$1,001	$—
Contingent consideration for acquisitions	2,898	—	—	2,898
Redeemable common stock	549,119	—	—	549,119
Redeemable convertible preferred stock	291,720	—	—	291,720
Deferred compensation - unearned ESOP shares	(197,888)	—	—	(197,888)

Total liabilities & mezzanine equity at fair value on a recurring basis	$646,850	$—	$1,001	$645,849

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended December 31, 2014

(amounts in thousands)	Contingent consideration	Total
Balance at September 30, 2014	$2,526	$2,526
Allocation of ESOP shares to participants	—	—
Change in fair value	(7)	(7)
Payments of contingent consideration liability	(154)	(154)
Transfer from Level 3	—	—

Balance at December 31, 2014	$2,365	$2,365

	Three Months Ended December 31, 2013
			Redeemable	Deferred
			convertible	compensation -
(amounts in thousands)	Contingent consideration	Redeemable common stock	preferred stock	unearned ESOP shares	Total
Balance at September 30, 2013	$2,467	$553,189	$295,574	$(201,837)	$649,393
Allocation of ESOP shares to participants	—	—	—	3,433	3,433
Change in fair value	(37)	24,831	12,750	(9,022)	28,522
Payments of contingent consideration liability	(104)	—	—	—	(104)
Redemption of Redeemable convertible preferred stock	—	—	(743)	—	(743)

Balance at December 31, 2013	$2,326	$578,020	$307,581	$(207,426)	$680,501

	Nine Months Ended December 31, 2014
			Redeemable	Deferred
			convertible	compensation -
(amounts in thousands)	Contingent consideration	Redeemable common stock	preferred stock	unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	4,391	4,391
Change in fair value	(5)	65,921	34,903	(23,849)	76,970
Payments of contingent consideration liability	(528)	—	—	—	(528)
Transfer from Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at December 31, 2014	$2,365	$—	$—	$—	$2,365

	Nine Months Ended December 31, 2013
			Redeemable	Deferred
			convertible	compensation -
(amounts in thousands)	Contingent consideration	Redeemable common stock	preferred stock	unearned ESOP shares	Total
Balance at March 31, 2013	$2,679	$522,276	$282,547	$(196,477)	$611,025
Allocation of ESOP shares to participants	—	—	—	9,482	9,482
Change in fair value	92	55,359	28,923	(20,431)	63,943
Payments of contingent consideration liability	(445)	—	—	—	(445)
Redemption of Redeemable convertible preferred stock	—	—	(3,889)	—	(3,889)
Transfer to Level 3	—	385	—	—	385

Balance at December 31, 2013	$2,326	$578,020	$307,581	$(207,426)	$680,501

For the nine months ended December 31, 2014 our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP shares were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1 for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the nine months ended December 31, 2014 and 2013, respectively.

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

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of December 31, 2014 and March 31, 2014. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	December 31, 2014	March 31, 2014
Assets
Current assets	$33,347	$32,877
Property, plant and equipment, net	18,991	21,633
Other noncurrent assets	2,654	3,378

Total assets	$54,992	$57,888

Liabilities
Current liabilities	$12,414	$11,595
Noncurrent liabilities	4,431	7,020

Total liabilities	$16,845	$18,615

10.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

South American Joint Venture

Our investment in this unconsolidated joint venture was formed for the purpose of expanding upon our growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. We are not required to consolidate South American Joint Venture under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest through our equity investment and debt guarantee. The results of South American Joint Venture are accounted for in the condensed consolidated financial statements using the equity method of accounting. Our share of the loss of this joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets and includes capital contributions of $4,000 and $2,875 made during the nine months ended December 31, 2014 and the fiscal year ended March 31, 2014, respectively. Summarized financial data as of December 31 and March 31, 2014 for the South American Joint Venture is as follows:

	December 31, 2014	March 31, 2014
(Amounts in thousands)
Investment in South American Joint Venture	$18,879	$18,422
Receivable from South American Joint Venture	4,899	8,313

BaySaver

On July 15, 2013, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, BaySaver Technologies, Inc. (“BTI”) and Mid Atlantic Storm Water Research Center, Inc. entered into an LLC agreement to form a new joint venture, BaySaver. The joint venture was established to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company contributed $3,500 in cash, $1,285 in inventory, and other intangible assets with no carrying value, in exchange for a 55% equity interest and a 50% voting interest in BaySaver. We are not required to consolidate BaySaver under ASC 810-10 as we are not the primary beneficiary, although we do hold a significant variable interest in BaySaver through our equity investment. The Company accounts for its investment in BaySaver under the equity method of accounting. In connection with this investment, the Company acquired a call option to purchase the remaining 45% interest in BaySaver. Also, in connection with the investment, the Company granted a put option enabling the other equity holders to sell their remaining shares in BaySaver to the Company upon the passage of time or the occurrence of certain events. Our share of the income of this joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss of unconsolidated affiliates. Our investment in this joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. Summarized financial data as of December 31 and March 31, 2104 for the BaySaver joint venture is as follows:

(Amounts in thousands)	December 31, 2014	March 31, 2014
Investment in BaySaver	$5,384	$5,202
Receivable from BaySaver	43	6

Our share of the income of this joint venture is decreased by amortization expense relating to the basis difference between our cost basis in the investment and the basis reflected at the joint venture level. This basis difference is being recorded over the lives of the underlying assets which gave rise to the basis difference, which is 10 years. The unamortized basis difference as of December 31, 2014 is $1,689.

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

Summarized financial data as of December 31, 2014 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	December 31, 2014
Investment in Tigre-ADS USA	$3,147
Receivable from Tigre-ADS USA	16

11.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates its interest in ADS Mexicana for financial reporting purposes. During the three and nine months ended December 31, 2014 and 2013, ADS Mexicana compensated certain owners and former owners of Grupa Altima, the JV partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement, respectively. These cash payments totaled $102 and $271 for the three and nine months ended December 31, 2014, respectively, and $139 and $238 for the three and nine months ended December 31, 2013, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $1,125 and $3,464 for the three and nine months ended December 31, 2014, respectively, and $1,737 and $5,512 for the three and nine months ended December 31, 2013, respectively. Outstanding receivables related to these sales were $938 and $2,480 as of December 31, 2014 and March 31, 2014, respectively.

We are the guarantor of 100% of ADS Mexicana’s credit facility and our maximum potential payment under this guarantee totals $12,000.

South American Joint Venture

Our South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $7,000 as of December 31, 2014. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of South American Joint Venture’s debt is for the life of the credit facility which matures on February 5, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of December 31, 2014 and March 31, 2014, the outstanding principal balance of the credit facility including letters of credit was $13.3 million and $11.1 million, respectively. The weighted average interest rate as of December 31, 2014 was 3.19% on U.S. dollar denominated loans and 6.32% on Chilean peso denominated loans.

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

BaySaver

Additionally, ADS holds an equity method investment in BaySaver of approximately 55% which is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. BaySaver may at times provide short-term financing to ADS to enhance liquidity. As of December 31, 2014, BaySaver held an unsecured, interest-free, note receivable from ADS in the amount of $1,250 which was fully paid subsequent to quarter end.

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

12.	DEBT

Long-term debt as of December 31 and March 31, 2014 consisted of the following:

(Amounts in thousands)	December 31, 2014	March 31, 2014
Bank Term Loans
Revolving Credit Facility — ADS	$138,800	$248,100
Revolving Credit Facility — ADS Mexicana	—	—
Term note	93,125	97,500
Senior Notes payable	100,000	100,000
Mortgage notes payable	2,750	3,733
Industrial revenue bonds	3,750	4,715

Total	338,425	454,048
Current maturities	(11,700)	(11,153)

Long-term debt obligation	$326,725	$442,895

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

The carrying and fair values of the Company’s Senior Notes were $100,000 and $103,303, respectively, as of December 31, 2014 and $100,000 and $104,511, respectively, at March 31, 2014. The fair value of the Senior Notes was determined based on the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate this debt is considered Level 2. See Note 8. Fair Value Measurement to these financial statements.

Mortgage Notes Payable

One mortgage note payable with a fixed rate of 5.1% (Hilliard, Ohio) requires monthly installments through fiscal year 2015. Land and building with a net book value of approximately $4,914 at December 31, 2014 collateralize the mortgage note. In September 2014, a second mortgage with a variable interest rate was paid off (New Miami, Ohio).

Industrial Revenue Bonds

Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 year and one of the bonds was retired in July of fiscal year 2015. The remaining bond has a variable interest rate based on Securities Industry and Financial Markets Association (SIFMA) municipal swap index rate which is computed weekly. The rate on this bond at December 31, 2014 was 3.84%, including a letter of credit fee of 3.75%. Land and buildings with a net book value of approximately $10,047 at December 31, 2014 collateralize the bond. The bond is not considered an auction rate security.

Debt Covenants

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

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Cost of goods sold. Gains and (losses) related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations as Other miscellaneous (income) expense, net. The Company recognized (losses) and gains on mark-to-market adjustments for changes in fair value on derivative contracts of $(6,054) and $184 for the three months ended December 31, 2014 and 2013, respectively, and $(6,217) and $(54) for the nine months ended December 31, 2014 and 2013, respectively.

A summary of the fair values for the various derivatives at December 31, 2014 and March 31, 2014 is presented below:

	December 31, 2014		March 31, 2014
	Asset	Liability	Asset	Liability
Interest rate swaps	$—	$(651)	$—	$(1,001)
Foreign exchange forward contracts	256	(1,660)	—	—
Diesel fuel option collars	—	(3,076)	—	—
Propylene swaps	—	(2,060)	27	—

14.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase 28,000 pounds of resin over the period January 2015 through December 2015 at a committed purchase cost of $18,520.

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

The following table presents the changes in balances of each component of Accumulated other comprehensive loss (“AOCL”) for the nine months ending December 31:

(Amounts in thousands)	Currency Translation	Other	Accumulated Other Comprehensive Loss
Balance at April 1, 2013	$(1,085)	$4	$(1,081)

Other comprehensive loss	(5,291)	6	(5,285)
Income tax expense (benefit)	—	(2)	(2)

Balance at December 31, 2013	$(6,376)	$8	$(6,368)

Balance at April 1, 2014	(6,838)	8	(6,830)

Other comprehensive loss	(4,730)	—	(4,730)

Balance at December 31, 2014	$(11,568)	$8	$(11,560)

16.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Trustee of the Company’s ESOP has the ability to put shares of our redeemable convertible preferred stock to the Company. The redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the issue price of $0.781 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. We guarantee the value of the redeemable convertible preferred stock at $0.781 per share. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of convertible preferred stock have a put right to require us to repurchase such shares in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board.

Given that the event may trigger redemption of the convertible preferred stock (the listing or quotation on a market more senior than the OTCBB) is not solely within our control, our Redeemable convertible preferred stock is presented in the mezzanine section of our Condensed Consolidated Balance Sheets as of December 31, 2014.

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

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate average annual fair value. Deferred compensation – Unearned ESOP shares are relieved at the fair value, with any difference between the average fair value and the fair value shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $12.50 and $11.75 per share of Redeemable convertible preferred stock at December 31, 2014 and 2013, respectively, resulting in an average fair value per share of $12.34 and $11.20 for the nine months ended December 31, 2014 and 2013, respectively. We recognized compensation expense of $2,690 and $2,317 for the three months ended December 31, 2014 and 2013, respectively, and $8,064 and $7,343 for the nine months ended December 31, 2014 and 2013, respectively, related to allocation of ESOP shares to participants for compensation.

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

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, which is determined with the assistance of an independent appraisal performed by a reputable valuation firm. We recognized total stock-based compensation expense under both plans of $1,178 and $945 for the three months ended December 31, 2014 and 2013, respectively, and $3,557 and $1,407 for the nine months ended December 31, 2014 and 2013, respectively, which was included with General and administrative expenses in our Condensed Consolidated Statements of Operations. As of December 31, 2014 and 2013, there was a total of $4,133 and $8,103, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. We had approximately 1,097 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of December 31, 2014.

We estimate the fair value of stock options granted after April 1, 2006, using a Black-Scholes option-pricing model, with assumptions as follows:

	December 31,
	2014	2013
Expected stock price volatility	40%	44%
Risk-free interest rate	2.1%	2.3%
Weighted-average expected option life (years)	8	8
Dividend yield	0.86%	0.84%

2000 Plan

The stock option transactions as of the nine months ended December 31 are summarized as follows:

	December 31, 2014			December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	913	$9.48	4.1	1,333	$8.10	4
Issued	78	15.74	—	14	13.64	—
Exercised	87	7.56	—	141	6.82	—
Forfeited	3	15.74	—	5	10.77	—

Outstanding at end of period	901	10.18	4	1,201	8.30	3.5

Exercisable and vested at end of period	826	9.68	3.5	801	6.84	1.9

Unvested at end of period	75	15.74	9.6	400	11.16	6.7

Vested and expected to vest at end of period	779	$10.16	7.8	1,078	$8.08	4.5

As a result of the 2014 Initial Public Offering (See Note 1), all unvested stock options from prior issuances immediately vested. A new grant of 78 shares was issued in August 2014 at a fair market value of $15.74 per share. Vesting on this issuance will be recognized as expense as the awards vest over the remaining service period.

The following table summarizes information about the nonvested stock option grants as of the nine months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	428	$5.82
Granted	78	6.76
Vested	428	5.82
Forfeited	3	6.76

Unvested at end of period	75	$6.76

2013 Plan

The stock option transactions as of the nine months ended December 31, 2014 and 2013 for the 2013 Stock Option Plan are summarized as follows:

	December 31, 2014			December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	1,911	$13.64	9.4	—	$—	—
Issued – equity classified	—	—		1,440	13.64	—
Issued – liability classified	—	—		518	13.64	—
Exercised	—	—		—	13.64	—
Forfeited – equity classified	—	—		47	13.64	—

Outstanding at end of period	1,911	13.64	8.7	1,911	13.64	9.7

Exercisable and vested at end of period	408	13.64	8.7	—	—	—

Unvested at end of period	1,503	13.64	8.7	1,911	13.64	9.7

Vested and expected to vest at end of period	1,881	13.64	8.7	1,704	13.64	9.7

Fair value of options granted during the period	—	$—			$6.22	—

The following table summarizes information about the nonvested stock option grants as of December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,911	$6.22
Granted	—	—
Vested	408	13.64
Forfeited	—	—

Unvested at end of period	1,503	$6.22

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provides for the issuance of restricted stock awards to certain key employees. The restricted stock generally vest ratably over a five-year period from the original restricted stock grant date, contingent on the employee’s continuous employment by ADS. In certain instances, however, a portion of the grants vested immediately or for accounting purposes were deemed to have vested immediately, including the grants to the Chief Executive Officer, which do not have a substantial risk of forfeiture as a result of different vesting provisions. Under the restricted stock plan, vested shares are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares. The Company recognized compensation expense of $78 and $(40) for the three months ended December 31, 2014 and 2013, respectively, and $1,626 and $1,138 for the nine months ended December 31, 2014 and 2013, respectively, relating to the issuance of these shares; of this amount, $0 and $385 relates to the restricted shares that vested immediately during the nine months ended December 31, 2014 and 2013, respectively. We had approximately 333 shares available for granting under this plan as of December 31, 2014.

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

Non-Employee Director Compensation Plan

On June 18, 2014, the Company amended its then-existing Stockholders’ Agreement to authorize shares of stock to be granted to non-employee members of its Board of Directors. The number of shares authorized amounted to 282. The shares typically vest one year from the date of issuance. Under this stock plan, the vested shares granted are considered issued and outstanding. Non-employee directors with this stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights. On September 6, 2014, a total of 48 shares were granted to seven directors at a fair market value of $18.88 per share. These shares will vest on February 27, 2015. The Company recognized compensation expense of $286 and $736 for the three and nine months ended December 31, 2014, respectively relating to the issuance of these shares. We had approximately 234 shares available for granting under this plan as of December 31, 2014.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events, such as provision to return adjustments. For the nine months ended December 31, 2014 and 2013, the Company utilized an effective tax rate of 41.8% and 57.9%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate of 35% due to state and local taxes, partially offset by foreign income taxed at lower rates. Furthermore, the effective tax rate for the first nine months of fiscal 2014 was primarily driven by the expected special dividend payment to participants in the ESOP Plan, which increased the effective tax rate by 23.0%.

19.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the Net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the Net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period.

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income (loss) per share, income available to common shareholders used in the basic net income (loss) per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income (loss) per share assumes the Redeemable convertible preferred stock would be cash settled through the effective date of the IPO on July 25, 2014, as we have the choice of settling in cash or shares and we have demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, Management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through December 31, 2014, if dilutive. For purposes of the calculation of diluted net income (loss) per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s Redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income (loss) per share.

The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended December 31, 2014 and 2013, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net income (loss) per share - Basic
Net (loss) income attributable to ADS	$(3,325)	$(4,877)	$22,085	$22,837
Adjustment for:
Change in fair value of redeemable convertible preferred stock	—	(4,697)	(11,054)	(8,492)
Dividends to redeemable convertible preferred stock	(298)	(209)	(377)	(640)
Dividends paid to unvested restricted stockholders	(9)	(8)	(9)	(47)

Net (loss) income available to common stockholders and participating securities	(3,632)	(9,791)	10,645	13,658
Undistributed income allocated to participating securities	—	—	(995)	(1,130)

Net (loss) income available to common stockholders - Basic	(3,632)	(9,791)	9,650	12,528
Weighted average number of common shares outstanding - Basic	52,986	47,251	50,691	46,976

Net (loss) income per common share - Basic	$(0.07)	$(0.21)	$0.19	$0.27

Net (loss) income per share - Diluted
Net income (loss) available to common stockholders - Basic	$(3,632)	$(9,791)	$9,650	$12,528
Undistributed income allocated to participating securities	—	—	—	—

Net (loss) income available to common stockholders - Diluted	(3,632)	(9,791)	9,650	12,528
Weighted average number of common shares outstanding - Basic	52,986	47,251	50,691	46,976
Assumed exercise of stock options	—	—	515	504

Weighted average number of common shares outstanding - Diluted	52,986	47,251	51,206	47,480

Net (loss) income per common share - Diluted	$(0.07)	$(0.21)	$0.19	$0.26

Potentially dilutive securities excluded as anti-dilutive	6,560	99	3,808	94

20.	BUSINESS SEGMENTS INFORMATION

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

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three and nine months ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
Domestic
Pipe	$179,979	$171,452	$637,728	$582,632
Allied Products	59,236	55,308	210,888	193,763

Total domestic	239,215	226,760	848,616	776,395

International
Pipe	34,171	27,630	102,320	88,230
Allied Products	6,485	6,254	22,083	21,325

Total international	40,656	33,884	124,403	109,555

Total net sales	$279,871	$260,644	$973,019	$885,950

The following sets forth certain additional financial information attributable to our reportable segments for the three and nine months ended December 31, 2014 and 2013, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
Net Sales
Domestic	$239,215	$226,760	$848,616	$776,395
International	40,656	33,884	124,403	109,555

Total	$279,871	$260,644	$973,019	$885,950

Gross Profit
Domestic	41,764	49,122	161,405	156,927
International	7,414	10,220	18,394	24,353

Total	$49,178	$59,342	$179,799	$181,280

Segment Adjusted EBITDA
Domestic	30,298	39,592	125,195	123,018
International	3,500	7,154	8,932	17,721

Total	$33,798	$46,746	$134,127	$140,739

Interest expense, net
Domestic	4,613	4,543	14,675	13,903
International	18	37	51	127

Total	$4,631	$4,580	$14,726	$14,030

Depreciation and amortization
Domestic	14,742	14,761	44,338	43,754
International	1,376	1,337	4,181	4,054

Total	$16,118	$16,098	$48,519	$47,808

Equity in net income (loss) of unconsolidated affiliates
Domestic	(92)	112	312	226
International	(896)	(1,573)	(2,024)	(2,205)

Total	$(988)	$(1,461)	$(1,712)	$(1,979)

Capital expenditures
Domestic	4,673	4,365	19,461	23,472
International	1,012	556	1,820	3,010

Total	$5,685	$4,921	$21,281	$26,482

The following sets forth certain additional financial information attributable to our reporting segments as of December 31, 2014 and March 31, 2014, respectively.

	December 31, 2014	March 31, 2014
Investment in unconsolidated affiliates
Domestic	$8,531	$5,202
International	18,879	18,422

Total	$27,410	$23,624

Total identifiable assets
Domestic	$863,039	$889,263
International	113,529	113,612
Eliminations	(13,199)	(13,308)

Total	$963,369	$989,567

Reconciliation of Segment EBITDA and Segment Adjusted EBITDA to Net (Loss) Income

	Three Months Ended December 31,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
Net (loss) income	$(3,911)	$1,958	$(6,279)	$3,461
Depreciation and amortization	14,742	1,376	14,761	1,337
Interest expense	4,613	18	4,543	37
Income tax expense	3,160	247	23,131	434

Segment EBITDA	18,604	3,599	36,156	5,269
Derivative fair value adjustment	6,310	(256)	(184)	—
Foreign currency transaction losses	—	(561)	—	338
Loss on disposal of assets or businesses	175	18	437	33
Unconsolidated affiliates interest, tax depreciation and amortization(a)	648	700	(2)	1,514
Contingent consideration remeasurement	(7)	—	(37)	—
Stock-based compensation	1,542	—	905	—
ESOP deferred stock-based compensation	2,690	—	2,317	—
Transaction costs(b)	336	—	—	—

Segment Adjusted EBITDA	$30,298	$3,500	$39,592	$7,154

a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

	Nine Months Ended December 31,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$21,535	$4,950	$17,818	$10,570
Depreciation and amortization	44,338	4,181	43,754	4,054
Interest expense	14,675	51	13,903	127
Income tax expense	21,471	(1,245)	41,500	204

Segment EBITDA	102,019	7,937	116,975	14,955
Derivative fair value adjustment	6,473	(256)	54	—
Foreign currency transaction losses	—	(636)	—	251
Loss (gain) on disposal of assets or businesses	486	52	(4,109)	47
Unconsolidated affiliates interest, tax depreciation and amortization(a)	1,188	1,835	—	2,468
Contingent consideration remeasurement	(5)	—	92	—
Stock-based compensation	5,919	—	2,545	—
ESOP deferred stock-based compensation	8,064	—	7,343	—
Transaction costs(b)	1,051	—	118	—

Segment Adjusted EBITDA	$125,195	$8,932	$123,018	$17,721

a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

21.	SUBSEQUENT EVENTS

ASC 855, “Subsequent Events” (“ASC 855”), establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 requires the Company to evaluate events that occur after the balance sheet date through the date the Company’s financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. The Company has evaluated subsequent events through the date these financial statements were originally issued.

On January 30, 2015, Hancor of Canada, a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Drain Tile Limited and Wave Plastics Inc., the sole partners of Ideal Pipe of Canada. Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including non-residential, residential, agriculture, and infrastructure applications. The acquisition further strengthens our positions in Canada by increasing our size and scale in the market, as well as enhancing our manufacturing, marketing and distribution capabilities. The purchase price of Ideal Pipe of Canada was $55,674 Canadian dollars, financed through our existing line of credit facility. We acquired certain assets and liabilities including accounts receivable, inventory, property plant and equipment, intangible and other assets and accrued liabilities. The Company will account for this acquisition in accordance with ASC 805. Pro forma results and other expanded disclosures prescribed by ASC 805 have not been presented as the Company has not begun the process of completing the preliminary purchase accounting.

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

On July 25, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289,000 shares, bringing the total number of shares issued and outstanding as of July 25, 2014 to 52,881,000. We received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses , we used the net proceeds to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

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

On December 9, 2014, we completed a Secondary Public Offering of our common stock, which resulted in the sale of 10,000,000 shares of common stock by a certain selling stockholder of the Company at a public offering price of $21.25. We did not receive any proceeds from the sale of shares by the selling stockholder. A registration statement related to these securities was declared effective by the SEC on December 3, 2014.

On December 15, 2014, an additional 1,500,000 shares of common stock were sold by a certain selling stockholder of the Company as a result of the full exercise by the underwriters of the over-allotment option granted by the selling stockholder to the underwriters in connection with the Secondary Public Offering. The shares were sold at the public offering price of $21.25 per share. The Company did not receive any proceeds from the sale of such additional shares.

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013 and the Condensed Consolidated Balance Sheets as of December 31, 2014 and March 31, 2014. For additional information and a detailed discussion of the restatement, see “Note 2. Restatement of Previously Issued Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

(Amounts in thousands)	Three Months Ended December 31, 2014	% of Net Sales	Three Months Ended December 31, 2013	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Income data:
Net sales	$279,871	$100.0%	$260,644	$100.0%	7.4%
Cost of goods sold	230,693	82.4%	201,302	77.2%	14.6%

Gross profit	49,178	17.6%	59,342	22.8%	(17.1%)
Selling expenses	19,913	7.1%	16,365	6.3%	21.7%
General and administrative expenses	14,115	5.0%	13,647	5.2%	3.4%
Loss on disposal of assets or businesses	193	0.1%	470	0.2%	(58.9%)
Intangible amortization	2,328	0.8%	2,613	1.0%	(10.9%)

Income from operations	12,629	4.5%	26,247	10.1%	(51.9%)
Interest expense	4,631	1.7%	4,580	1.8%	1.1%
Other miscellaneous expense (income), net	5,556	2.0%	(541)	(0.2%)	(1127.0%)

Income before income taxes	2,442	0.9%	22,208	8.5%	(89.0%)
Income tax expense	3,407	1.2%	23,565	9.0%	(85.5%)
Equity in net loss of unconsolidated affiliates	988	0.4%	1,461	0.6%	(32.4%)

Net loss	(1,953)	(0.7%)	(2,818)	(1.1%)	(30.7%)
Less net income attributable to the non-controlling interest	1,372	0.5%	2,059	0.8%	(33.4%)

Net loss attributable to ADS	$(3,325)	$(1.2%)	$(4,877)	(1.9%)	$(31.8%)

Other financial data:
Adjusted EBITDA (b)	$33,798	12.1%	$46,746	17.9%	(27.7%)
System-Wide Net Sales (b)	$301,435	107.7%	$277,249	106.4%	8.7%
Adjusted Earnings Per Fully Converted Share (b)	$(0.01)	—	$(0.04)	—	77.1%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Three Months Ended December 31,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$179,979	$171,452
Allied Products	59,236	55,308

Total domestic	239,215	226,760

International
Pipe	34,171	27,630
Allied Products	6,485	6,254

Total international	40,656	33,884

Total net sales	$279,871	$260,644

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

Net sales for the quarter ended December 31, 2014 totaled $279.9 million, increasing $19.2 million, or 7.4%, over the comparable prior year period.

Domestic net sales increased $12.5 million, or 5.5%, for the third quarter ended December 31, 2014, as compared to the prior year period. The increase in domestic sales was due to continued strong sales growth in the non-residential and residential markets; offsetting a decline in infrastructure and agricultural sales. The sales growth was broken down between our domestic pipe and Allied Products, which increased $8.5 million and $3.9 million, respectively, for the three months ended December 31, 2014. Domestic pipe sales increased $8.5 million, or 5.0%, due to continued growth in our N-12 HDPE and High Performance PP product lines offsetting lower agricultural singlewall sales. Pipe selling prices increased 5.4% as compared to the prior year. Domestic Allied Product sales increased $3.9 million, or 7.1%, led by our Nyloplast, StormTech, InsertaTee and Flexstorm product lines. Excluding $1.8 million of Allied Product line sold in third quarter fiscal 2014, Domestic Allied Product sales increased $5.7 million, or 10.7%, for the three months ended December 31, 2014 as compared to prior year sales of continuing products.

International net sales for the third quarter ended December 31, 2014 increased $6.8 million, or 20.0%, over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Strong sales in the Canadian agricultural markets as well as continued acceptance and sales growth of Allied Products across all end markets led to the increase in third quarter net sales, offsetting the negative currency impact of the weakening Canadian dollar. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in increased third quarter net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales for the third quarter ended December 31, 2014 were $301.4 million, an increase of $24.2 million, or 8.7%, over System-Wide Net Sales of $277.2 million for the third quarter of fiscal 2014. Net sales at our South American Joint Venture operation were up slightly compared to the prior year period. Net sales growth from our domestic joint ventures (Tigre-ADS USA and BaySaver) provided a combined increase of $4.5 million in net sales for the unconsolidated joint ventures for the three months ended December 31 2014, as compared to the prior year period. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our BaySaver Joint Venture was formed in the second quarter of fiscal year 2014.

Cost of goods sold and Gross profit

Cost of Goods Sold increased $29.4 million or 14.6% and Gross profit decreased $10.2 million or 17.1% for the third quarter ended December 31, 2014, over the comparable period for fiscal year 2014.

Domestic gross profit decreased $7.4 million, or 15.0%, to $41.8 million for the three months ended December 31, 2014 as compared to $49.1 million during the prior year. The decrease was primarily due to a sharp rise in the cost of pipe resin used in products sold during the quarter, as raw material costs increased 14.0% as compared to the prior year. Both virgin and non-virgin resin prices spiked higher in the third quarter of fiscal 2015. Freight costs totaled 9.5% of domestic net sales for the three months ended December 31, 2014, compared to 10.4% for the prior year period helped by diesel fuel prices moving lower late in the quarter. Diesel prices declined approximately 12% compared to the prior year period.

International gross profit decreased $2.8 million, or 27.5%, for the third quarter of fiscal year 2015 over the comparable fiscal year 2014 period despite the strong sales growth in the quarter, due to margin pressures. Gross margins were negatively impacted by the continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices in the third quarter. Raw material prices (which are primarily purchased in U.S. dollars for all International operations) also moved sharply higher, further contributing to the declining gross profit for the three months ended December 31, 2014.

Gross profit as a percentage of net sales totaled 17.6% for the third quarter ended December 31, 2014 as compared to 22.8% for the comparable third quarter fiscal 2014.

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

Selling expenses for the three months ended December 31, 2014 increased $3.5 million, or 21.7%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses increased to 7.1% for the third quarter of fiscal 2015 as compared to 6.3% in the prior year.

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

General and administrative expenses for the three months ended December 31, 2014 increased $0.5 million, or 3.4%, over the comparable fiscal year 2014 period. The modest increase was the result of offsetting activity in specific account areas. The increase is attributable to an increase in non-cash stock-based compensation of $0.6 million, and higher professional fees of $0.8 million, offset by lower corporate overhead expenses of $0.9 million.

Intangibles amortization

Intangibles amortization for the three months ended December 31, 2014 decreased $0.3 million, or 10.9%, over the comparable fiscal year 2014 period.

Interest expense

Interest expense for the three months ended December 31, 2014 increased $0.1 million, or 1.1%, over the comparable fiscal year 2014 period. The increase in the current year third quarter was due to a higher average interest rate on our outstanding indebtedness, offset by decreased interest expense related to capital leases.

Other miscellaneous expense (income), net

Other miscellaneous expense (income) increased $6.1 million over the comparable prior year period. The increase in the net expense was primarily due to unfavorable mark-to-market adjustments of $6.1 million for changes in fair value on derivative contracts (diesel fuel hedges and raw material derivatives) and $0.3 million of other miscellaneous expense, partially offset by $0.9 million of income related to unrealized currency gains in our International operations.

Income tax expense

For the three months ended December 31, 2014 and 2013, the Company recorded an income tax provision of $3.4 million and $23.6 million, respectively. The higher income tax expense for the third quarter of fiscal 2014 was primarily driven by the expected special dividend payment to participants in the Company’s ESOP.

Net loss attributable to ADS and Net loss per share

Third quarter net loss attributable to ADS for fiscal year 2015 of approximately $3.3 million improved from the preceding fiscal year’s net loss attributable to ADS for the quarter of $4.9 million, as influenced by the factors noted above. Net loss per share for the third quarter fiscal year 2015 totaled $0.07 per basic and diluted share, as compared to $0.21 per basic and diluted share recorded in the comparable prior year period.

Adjusted EBITDA

(Amounts in thousands)	Three Months Ended December 31,
	2014	2013	% Change
	(As Restated)(a)	(As Restated)(a)
Domestic	$30,298	$39,592	(23.2%)
International	3,500	7,154	(51.1%)

Total adjusted EBITDA	$33,798	$46,746	(27.7%)

As a percentage of net sales	12.1%	17.9%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

Adjusted EBITDA for the third quarter of fiscal year 2015 decreased by $12.9 million, or 27.7%, over the comparable fiscal year 2014 period.

Domestic adjusted EBITDA totaled $30.3 million for the three months ended December 31, 2014, compared to $39.6 million for the prior year third quarter. International adjusted EBITDA totaled $3.5 million for the third quarter of fiscal 2015, compared to $7.2 million for the prior year period.

Adjusted EBITDA as a percentage of net sales totaled 12.1% for the three months ended December 31, 2014, compared to 17.9% for the prior year third quarter.

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

(Amounts in thousands)	Nine Months Ended December 31, 2014	% of Net Sales	Nine Months Ended December 31, 2013	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Income data:
Net sales	$973,019	100.0%	$885,950	100.0%	9.8%
Cost of goods sold	793,220	81.5%	704,670	79.5%	12.6%

Gross profit	179,799	18.5%	181,280	20.5%	(0.8%)
Selling expenses	59,705	6.1%	51,520	5.8%	15.9%
General and administrative expenses	43,756	4.5%	40,389	4.6%	8.3%
Loss (gain) on disposal of assets or businesses	538	0.1%	(4,062)	(0.5%)	(113.2%)
Intangible amortization	7,551	0.8%	7,853	0.9%	(3.8%)

Income from operations	68,249	7.0%	85,580	9.7%	(20.3%)
Interest expense	14,726	1.5%	14,030	1.6%	5.0%
Other miscellaneous expense (income), net	5,100	0.5%	(521)	(0.1%)	(1,078.9%)

Income before income taxes	48,423	5.0%	72,071	8.1%	(32.8%)
Income tax expense	20,226	2.1%	41,704	4.7%	(51.5%)
Equity in net loss of unconsolidated affiliates	1,712	0.2%	1,979	0.2%	(13.5%)

Net income	26,485	2.7%	28,388	3.2%	(6.7%)
Less net income attributable to the non-controlling interest	4,400	0.5%	5,551	0.6%	(20.7%)

Net income attributable to ADS	$22,085	2.3%	$22,837	2.6%	(3.3%)

Other financial data:
Adjusted EBITDA(b)	$134,127	13.8%	$140,739	15.9%	(4.7%)
System-Wide Net Sales(b)	$1,038,269	106.7%	$937,856	105.9%	10.7%
Adjusted Earnings Per Fully Converted Share(b)	$0.42	—	$0.45	—	(4.8%)

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” to our Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Nine Months Ended December 31,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$637,728	$582,632
Allied Products	210,888	193,763

Total Domestic	848,616	776,395

International
Pipe	102,320	88,230
Allied Products	22,083	21,325

Total International	124,403	109,555

Total Consolidated Net Sales	$973,019	$885,950

(a)	See “Note 2. Restatement of Previously Issued Financial Statements” included in the Condensed Consolidated Financial Statements.

Net sales totaled $973.0 million for the nine months ended December 31, 2014, increasing $87.1 million, or 9.8%, over the comparable period for fiscal year 2014. The total sales growth was broken down between our pipe and Allied Products, which increased $69.2 million and $17.9 million, respectively, for the nine months ended December 31, 2014.

Domestic net sales increased $72.2 million, or 9.3%, for the nine months ended December 31, 2014, as compared to prior year period. Domestic pipe sales increased $55.1 million, or 9.5%, due to continued growth in our N-12 HDPE and High Performance PP product lines offsetting lower Agricultural single wall sales. Domestic Allied Product sales increased $17.1 million, or 8.8%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. Excluding $6.9 million in sales of domestic Allied Product lines sold in fiscal 2014, domestic Allied Product sales increased $24.0 million, or 12.9%, for the nine months ended December 31, 2014 as compared to prior year sales of continuing products. Pipe selling prices increased 5.9% as compared to the prior year.

International net sales increased $14.8 million, or 13.6%, for the nine months ended December 31, 2014 over the comparable fiscal year 2014 period. The growth was primarily due to increased sales in Canada and Mexico. Strong sales in the Canadian agricultural markets as well as continued acceptance and sales growth of Allied Products across all end markets led to the increase in net sales for the nine months ended December 31, 2014. Improved public spending and continued positive sales momentum in the electrical conduit market were the main factors in the increased nine month net sales in Mexico versus the comparable prior year period.

System-Wide Net Sales were $1,038.3 million for the first nine months of fiscal year 2015, an increase of $100.4 million, or 10.7%, over System-Wide Net Sales of $937.9 million for the first nine months of fiscal year 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to reduced public spending. Net sales from our domestic joint ventures (Tigre-ADS USA and BaySaver) provided a combined increase of $15.9 million in net sales for unconsolidated joint ventures for the nine months ended December 31, 2014 as compared to the prior year. Our Tigre-ADS USA Joint Venture was formed in the first quarter of fiscal year 2015 and our BaySaver Joint Venture was formed in the second quarter of fiscal year 2014.

Cost of goods sold and Gross profit

Cost of Goods Sold increased $88.6 million or 12.6% for the nine months ended December 31, 2014 compared with the same period during fiscal year 2014. Gross profit decreased $1.5 million from $181.3 for the nine months ended December 31, 2013 compared with the same period in the prior year.

Domestic gross profit increased $4.5 million, or 2.9%, to $161.4 million for the nine months ended December 31, 2014 as compared to $156.9 million during the prior year. The overall increase was due to the sales growth in our N-12 HDPE and High Performance PP pipe product lines and Allied Product lines offset by higher raw material costs, particularly pipe resin costs. Raw material prices increased 11.1% due to higher virgin and non-virgin resin prices for the first nine months of fiscal 2015 as compared to the prior year period. Freight costs totaled 9.4% of domestic net sales for the nine months ended December 31, 2014, compared to 9.8% for the prior year period. Diesel prices began to moderate after the first quarter and were approximately 6% below the prior fiscal year for the nine-month period.

International gross profit decreased $6.0 million, or 24.5%, for the first nine months of fiscal year 2015 over the comparable fiscal year 2014 period. International gross profit decreased primarily due to the impact of continued devaluation of the Canadian dollar versus the U.S. dollar and its impact on overall Canadian market selling prices, especially in the second and third quarters. Raw material prices (which are primarily purchased in U.S. dollars for all International operations) moved higher, and higher freight costs compared to the prior year period also contributed to the declining pipe gross profit for the nine months ended December 31, 2014.

Gross profit as a percentage of net sales totaled 18.5% for the nine months ended December 31, 2014 as compared to 20.5% for the prior year.

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

Selling expenses for the nine months ended December 31, 2014 increased $8.2 million, or 15.9%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of Net sales, selling expenses increased to 6.1% for the first nine months of fiscal 2015 as compared to 5.8% in the prior year.

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

General and administrative expenses for the nine months ended December 31, 2014 increased $3.4 million, or 8.3%, over the comparable fiscal year 2014 period. The increase was primarily the result of increases in non-cash stock-based compensation of $3.4 million and higher professional fees of $1.7 million, partially offset by lower corporate overhead expenses of $1.7 million.

The $3.4 million increase in non-cash stock-based compensation was due to a $2.2 million increase in compensation expense related to our stock option plans, primarily the 2013 stock option plan that was implemented late in the second quarter of fiscal 2014, $0.5 million related to accelerated vesting of certain restricted stock as a result of the initial public offering, and $0.7 million related to the non-employee director compensation stock plan created in the second quarter of fiscal 2015.

The $1.7 million increase in professional fees was due to audit services of $0.8 million in connection with the IPO, $0.3 million in professional fees due to the Secondary Public Offering, and additional professional and consulting fees of $0.6 million associated with being a public company.

(Gain) loss on disposal of assets or businesses

Gain on sale of businesses for the nine months ended December 31, 2014 was zero compared to $4.8 million for the comparable prior year period. The Company sold its Draintech product line during the first quarter of fiscal year 2014. Dispositions of machinery and equipment resulted in a loss of $0.5 and $0.8 million for the nine months ended December 31, 2014 and 2013, respectively, and related to the replacement of assets in the normal course of business.

Intangibles amortization

Intangibles amortization for the nine months ended December 31, 2014 decreased $0.3 million, or 3.8%, over the comparable prior year period.

Interest expense

Interest expense for the nine months ended December 31, 2014 increased $0.7 million, or 5.0%, over the comparable prior year period. The increase was due to a higher average interest rate on our outstanding indebtedness, a higher average outstanding balance, and a 2% surcharge on our shelf notes paid during the first quarter of fiscal 2015 due to our leverage ratio of Adjusted EBITDA to Funded Debt exceeding 3 times at June 30, 2014. The surcharge increased interest expense by $0.5 million.

Other miscellaneous expense (income), net

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

Income tax expense

For the nine months ended December 31, 2014 and 2013, the Company recorded income tax provisions of $20.2 million and $41.7 million, respectively, which represents an effective tax rate of 41.8% and 57.9%, respectively. The effective tax rate for the first nine months of fiscal 2014 was primarily driven by the expected special dividend payment to participants in the Company’s ESOP, which increased the effective tax rate by 23.0%. Excluding the impact of the expected special dividend payment, the effective tax rate for the first nine months of the fiscal 2015 is higher than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of non-deductible items in our tax calculations.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity in net loss of unconsolidated affiliates for the nine months ended December 31, 2014 decreased $0.3 million to a net loss of $1.7 million over the comparable prior year period. The decrease was primarily due to an increase in equity income from our domestic joint ventures of $0.3 million.

Income attributable to non-controlling interests

Non-controlling interests represent income attributed to the non-controlling interest holders in joint venture operations that are consolidated in our financial statements. Income attributed to non-controlling interests decreased $1.2 million for the nine months ended December 31, 2014 to income of $4.4 million compared to $5.6 million for the comparable prior year period.

Net income attributable to ADS and Net income per share

Year- to-date net income attributable to ADS of $22.1 million decreased from the preceding fiscal year’s net income attributable to ADS of $22.8 million, as influenced by the factors noted above. Net income per share for the first nine months of fiscal year 2015 totaled $0.19 basic and $0.19 diluted per share, respectively, as compared to net income per share of $0.27 and $0.26 per basic and diluted share, respectively, recorded in the comparable prior year period. The income per share for the nine months ended December 31, 2014 is impacted by changes in fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders.

Adjusted EBITDA

	Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	% Change
	(As Restated)(a)	(As Restated)(a)
Domestic adjusted EBITDA	$125,195	$123,018	1.8%
International adjusted EBITDA	8,932	17,721	(49.6%)

Total adjusted EBITDA	$134,127	$140,739	(4.7%)

As a percentage of net sales	13.8%	15.9%

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”

Adjusted EBITDA for the first nine months of fiscal year 2015 decreased by $6.6 million, or 4.7%, from the comparable fiscal year 2014 period. Excluding the impact of the one-time $4.8 million gain from the sale of the Draintech business during the first quarter of fiscal 2014, adjusted EBITDA decreased $11.4 million, or 7.9%, for the nine months ended December 31, 2014 as compared to the prior year ($134.1 million compared to an adjusted $145.5 million for the prior year).

Domestic adjusted EBITDA totaled $125.2 million for the nine months ended December 31, 2014, compared to $123.0 million in the prior year (which included the impact of the one-time $4.8 million gain on the sale of the Draintech business). International adjusted EBITDA totaled $8.9 million for the first nine months of fiscal 2015 compared to $17.7 million in the prior period.

Adjusted EBITDA as a percentage of net sales totaled 13.8% for the nine months ended December 31, 2014, compared to 15.9% for the prior year. Excluding the impact of the one-time gain on adjusted EBITDA in the first quarter of fiscal 2014, adjusted EBITDA as a percentage of net sales was 16.4% for the nine months ended December 31, 2013.

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

The following table presents a reconciliation of Adjusted EBITDA to Net (Loss) Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net (loss) income	$(1,953)	$(2,818)	$26,485	$28,388
Depreciation and amortization	16,118	16,098	48,519	47,808
Interest expense	4,631	4,580	14,726	14,030
Income tax expense	3,407	23,565	20,226	41,704

EBITDA	22,203	41,425	109,956	131,930
Derivative fair value adjustments	6,054	(184)	6,217	54
Foreign currency transaction (gains) losses	(561)	338	(636)	251
Loss (gain) on disposal of assets or businesses	193	470	538	(4,062)
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	1,348	1,512	3,023	2,468
Contingent consideration remeasurement	(7)	(37)	(5)	92
Stock-based compensation	1,542	905	5,919	2,545
ESOP deferred stock-based compensation	2,690	2,317	8,064	7,343
Transaction costs (c)	336	—	1,051	118

Adjusted EBITDA	$33,798	$46,746	$134,127	$140,739

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

Reconciliation of Segment EBITDA and Adjusted Segment EBITDA to Net Income

The following table presents a reconciliation of Segment Adjusted EBITDA to Net (Loss) Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended December 31,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net (loss) income	$(3,911)	$1,958	$(6,279)	$3,461
Depreciation and amortization	14,742	1,376	14,761	1,337
Interest expense	4,613	18	4,543	37
Income tax expense	3,160	247	23,131	434

Segment EBITDA	18,604	3,599	36,156	5,269
Derivative fair value adjustments	6,310	(256)	(184)	—
Foreign currency transaction (gains) losses	—	(561)	—	338
Loss on disposal of assets or businesses	175	18	437	33
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	648	700	(2)	1,514
Contingent consideration remeasurement	(7)	—	(37)	—
Stock-based compensation	1,542	—	905	—
ESOP deferred stock-based compensation	2,690	—	2,317	—
Transaction costs (c)	336	—	—	—

Segment Adjusted EBITDA	$30,298	$3,500	$39,592	$7,154

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

	Nine Months Ended December 31,
	2014		2013
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$21,535	$4,950	$17,818	$10,570
Depreciation and amortization	44,338	4,181	43,754	4,054
Interest expense	14,675	51	13,903	127
Income tax expense	21,471	(1,245)	41,500	204

Segment EBITDA	102,019	7,937	116,975	14,955
Derivative fair value adjustments	6,473	(256)	54	—
Foreign currency transaction (gains) losses	—	(636)	—	251
Loss (gain) on disposal of assets or businesses	486	52	(4,109)	47
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	1,188	1,835	—	2,468
Contingent consideration remeasurement	(5)	—	92	—
Stock-based compensation	5,919	—	2,545	—
ESOP deferred stock-based compensation	8,064	—	7,343	—
Transaction costs (c)	1,051	—	118	—

Segment Adjusted EBITDA	$125,195	$8,932	$123,018	$17,721

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and completion of the IPO and Secondary Public Offering.

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

The reconciliation of our System-Wide Net Sales to net sales is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2014	2013	2014	2013
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Reconciliation of System-Wide Net sales to Net Sales:
Net sales	$279,871	$260,644	$973,019	$885,950
Net sales associated with our unconsolidated affiliates
South American Joint Venture(b)	15,046	14,628	45,742	48,314
BaySaver Joint Venture(c)	2,913	1,977	8,673	3,592
Tigre-ADS USA Joint Venture(d)	3,605	—	10,835	—

System-Wide Net Sales	$301,435	$277,249	$1,038,269	$937,856

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”
(b)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver Joint Venture.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA Joint Venture.

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

We have also made adjustments to the Weighted average common shares outstanding - Basic to assume, (1) share conversion of the Redeemable convertible preferred stock to outstanding shares of common stock and (2) add shares of outstanding unvested restricted stock.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2014	2013
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net (loss) income available to common shareholders	$(3,632)	$(9,791)	$9,650	$12,528
Weighted Average Common Shares Outstanding - Basic	52,986	47,251	50,691	46,976
Net (loss) income per share - Basic	(0.07)	(0.21)	0.19	0.27
Adjustments to net income available to common shareholders:
Change in fair value of Redeemable convertible preferred stock	—	(4,697)	(11,054)	(8,492)
Dividends to Redeemable convertible preferred stockholders	(298)	(209)	(377)	(640)
Dividends paid to unvested restricted stockholders	(9)	(8)	(9)	(47)
Undistributed income allocated to participating securities	—	—	(995)	(1,130)

Total adjustments to net income (loss) available to common shareholders	(307)	(4,914)	(12,435)	(10,309)

Net (loss) income attributable to ADS	(3,325)	(4,877)	22,085	22,837
Adjustments to net (loss) income attributable to ADS:
Fair Value of ESOP Compensation related to Convertible preferred stock	2,690	2,317	8,064	7,343

Adjusted net (loss) income - (Non-GAAP)	$(635)	$(2,560)	$30,149	$30,180

Adjustments to Weighted Average Common Shares Outstanding - Basic:
Unvested restricted shares	227	321	234	343

Redeemable convertible preferred shares	20,096	20,191	20,084	20,316

Total Weighted Average Common Shares Outstanding - Fully Converted (Non-GAAP)	73,309	67,763	71,009	67,635

Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$(0.01)	$(0.04)	$0.42	$0.45

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

Working Capital and Cash Flows

During the nine months ended December 31, 2014, our net increase in cash amounted to $6.8 million, compared to a net increase of $4.0 million for the nine months ended December 31, 2013. During the nine months ended December 31, 2014, our source of funds was primarily driven by higher operating earnings, proceeds of $79.1 million from our IPO of common stock and increased non-cash charges (ESOP and stock-based compensation expense and mark-to-market adjustments for changes in fair value of derivative contracts) and a decrease in inventory of $40.1 million. For the same period ending December 31, 2014, our increased use of cash was primarily driven by increased accounts receivable balances (up $12.8 million), decrease in accounts payable and accrued liabilities including accrued income taxes ($17.8 million), spending for capital expenditures ($21.3 million), payments on capital lease obligations ($6.6 million), investments in joint ventures ($7.6 million) and repayment of $115.6 million of Long Term Debt.

During the nine months ended December 31, 2013, our primary source of cash was also provided by operating earnings, borrowings on the Revolving Credit Facility and a new term note. For the nine months ended December 31, 2013, our use of cash was primarily due to decreases in inventory ($24.8 million), a decrease in accounts payable of $26.0 million, capital expenditures ($26.5 million) and repayment of $43.7 million of Long Term Debt.

As of December 31, 2014, we had $201.0 million in liquidity, including $10.8 million of cash and $190.2 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of December 31, 2014, we had consolidated indebtedness (excluding lease obligations) of approximately $338.4 million, down $115.6 million compared to March 31, 2014. We repaid a portion of our outstanding indebtedness with the net proceeds from our initial public offering, which closed on July 25, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Nine Months Ended December 31,
(Amounts in thousands)	2014	2013
	(As Restated)(a)	(As Restated)(a)
Statement of Cash Flows data:
Net cash from operating activities	$90,252	$95,838
Net cash from investing activities	(29,366)	(28,013)
Net cash from financing activities	(53,639)	(63,863)

(a)	See “Note 2. Restatement of Previously Issued Financial Statements.”

Working Capital

Net working capital decreased from $241.0 million as of March 31, 2014, to $235.5 million as of December 31, 2014, primarily due to the decline in inventory of $40.1 million resulting from a decrease in the pounds of raw material resins on hand at December 31, 2014, offset by an increase in accounts receivable of $12.8 million due to sales increases and a $17.8 million decrease in accounts payable, accrued liabilities and accrued income taxes.

Operating Cash Flows

During the nine months ended December 31, 2014, cash provided from operating activities was $90.3 million as compared with cash provided by operating activities of $95.8 million for the nine months ended December 31, 2013. Cash flow from operating activities during the nine months ended December 31, 2014 was impacted by moderately higher net income, share-based compensation, inventory and accounts payable compared to the prior period, offsetting an increase in the use of cash related to changes in accounts receivable and other accrued liabilities, including accrued income taxes.

Cash flow from operating activities for the nine months ended December 31, 2013 was driven by higher revenues and as well as a reduction of $4.8 million realized from the sale of assets for the Draintech product line.

Investing Cash Flows

During the nine months ended December 31, 2014, cash used for investing activities was $29.4 million, primarily due to $21.3 million for capital expenditures in support of operations, a $3.6 million investment in a domestic joint venture operation created in the first quarter fiscal 2015, and a $4.0 million investment in our international joint venture operation to support growth initiatives.

During the nine months ended December 31, 2013, cash used for investing activities was $28.0 million, primarily due to capital expenditures in support of operations, net of $5.9 million in proceeds received from the sale of the Draintech product line.

Financing Cash Flows

During the nine months ended December 31, 2014, cash used for financing activities was $53.6 million, primarily due to utilizing our operating cash flow and $79.1 million of proceeds from the IPO to pay down debt of $115.6 million as well as payments for $6.6 million for lease obligations, $4.3 million in dividends, and $6.5 million for fees related to the IPO.

During the nine months ended December 31, 2013, cash used for financing activities was $63.9 million, primarily due to utilizing our operating cash flow to pay down debt of $43.7 million as well as $9.0 million of payments for lease obligations, $6.6 million in dividends and $3.9 million for redemption of redeemable convertible preferred stock.

Capital Expenditures

Capital expenditures totaled $21.3 million and $26.5 million for the nine months ended December 31, 2014 and 2013, respectively. Our capital expenditures for the nine months ended December 31, 2014 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $35.0 million in fiscal year 2015. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2014, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million and (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100.0 million. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Bank Term Loans, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014. As of December 31, 2014, the outstanding principal drawn on the Revolving Credit Facility was $138.8 million, with $178.2 million available to be drawn. As of December 31, 2014, the outstanding principal balance of the Term Loan was $93.1 million.

We used the net proceeds from the initial public offering, which closed on July 25, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12.0 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Bank Term Loans, see “Description of Certain Indebtedness – Senior Loan Facilities” disclosed in our Registration Statement on Form S-1 (File No. 333-200312), as amended, declared effective by the SEC on December 3, 2014. As of December 31, 2014, there was no outstanding principal drawn on the revolving credit facility and the entire $12.0 million was available to be drawn.

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

Contractual Obligation as of December 31, 2014

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Contractual obligations:
Long-term debt (1)	$338,425	$11,700	$71,755	$254,970	$—
Interest payments (2)	40,547	12,974	21,967	5,606	—
Operating leases	9,618	2,915	3,321	1,101	2,281
Capital leases	70,746	17,485	28,004	16,790	8,467
Contractual purchase obligations (3)	18,520	18,520	—	—	—

Total	$477,856	$63,594	$125,047	$278,467	$10,748

(1)	The current Revolving Credit Facility and Term Loan mature in June, 2018.
(2)	Based on applicable rates and pricing margins as of December 31, 2014, including interest rate swaps.

(3)	Purchase obligations include various commitments with vendors to purchase inventory.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” to the Condensed Consolidated Financial Statements. As of December 31, 2014, our South American Joint Venture had approximately $13.3 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.3 million based on our borrowings as of December 31, 2014. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.2 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of December 31, 2014. The first swap is a $50.0 million notional value, non-amortizing swap at a LIBOR rate of 0.86% which expires in September, 2016. A second $50.0 million notional value swap took effect on September 1, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

In connection with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 (the “Original Form 10-Q”), the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of December 31, 2014 (the “Evaluation Date”). Subsequent to the filing of the Original Form 10-Q and in connection with the restatement discussed elsewhere in this Quarterly Report on Form 10-Q/A, the Company’s management identified material weaknesses in the Company’s internal control over financial reporting applicable to the period covered by this periodic report. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

While there have been significant changes in our internal control over financial reporting subsequent to December 31, 2014, as described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2015, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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