Form 10-Q
period 2015-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-05-31
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of April 29, 2016, the registrant had 54,446,402 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of April 29, 2016, 102,223 shares of unvested restricted common stock were outstanding and 24,819,105 shares of ESOP, preferred stock, convertible into 19,090,856 shares of common stock, were outstanding. As of April 29, 2016, 73,639,481 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(Amounts in thousands, except par value)	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$4,847	$3,623
Receivables (less allowance for doubtful accounts of $5,220 and $5,423, respectively)	229,684	154,294
Inventories	258,977	269,842
Deferred income taxes and other current assets	20,858	18,972

Total current assets	514,366	446,731
Property, plant and equipment, net	389,283	377,067
Other assets:
Goodwill	98,894	98,679
Intangible assets, net	55,761	58,055
Other assets	59,561	61,167

Total assets	$1,117,865	$1,041,699

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$10,215	$9,580
Current maturities of capital lease obligations	17,661	15,731
Accounts payable	109,163	111,893
Other accrued liabilities	61,821	54,349
Accrued income taxes	8,672	6,041

Total current liabilities	207,532	197,594
Long-term debt obligation	431,754	390,315
Long-term capital lease obligations	56,515	45,503
Deferred tax liabilities	64,225	65,088
Other liabilities	30,165	28,602

Total liabilities	790,191	727,102
Commitments and contingencies (see Note 8)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 25,413 and 25,639 shares outstanding, respectively	317,665	320,490
Deferred compensation – unearned ESOP shares	(210,697)	(212,469)

Total mezzanine equity	106,968	108,021
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 53,839 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	705,179	700,977
Common stock in treasury, at cost	(443,660)	(445,065)
Accumulated other comprehensive loss	(14,430)	(15,521)
Retained deficit	(54,933)	(62,621)

Total ADS stockholders’ equity	204,549	190,163
Noncontrolling interest in subsidiaries	16,157	16,413

Total stockholders’ equity	220,706	206,576

Total liabilities, mezzanine equity and stockholders’ equity	$1,117,865	$1,041,699

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
Net sales	$349,124	$326,434
Cost of goods sold	276,538	265,576

Gross profit	72,586	60,858
Operating expenses:
Selling	21,227	19,552
General and administrative	18,286	15,798
Loss on disposal of assets or businesses	866	64
Intangible amortization	2,526	2,613

Income from operations	29,681	22,831
Other expense (income):
Interest expense	4,286	5,051
Derivative losses (gains) and other expense (income), net	6,580	(216)

Income before income taxes	18,815	17,996
Income tax expense	7,371	7,893
Equity in net (income) loss of unconsolidated affiliates	(354)	662

Net income	11,798	9,441
Less net income attributable to noncontrolling interest	1,088	875

Net income attributable to ADS	10,710	8,566

Change in fair value of Redeemable convertible preferred stock	—	(18,373)
Dividends to Redeemable convertible preferred stockholders	(371)	(37)
Dividends paid to unvested restricted stockholders	(6)	—

Net income (loss) available to common stockholders and participating securities	10,333	(9,844)
Undistributed income allocated to participating securities	(858)	—

Net income (loss) available to common stockholders	$9,475	$(9,844)

Weighted average common shares outstanding:
Basic	53,623	47,536
Diluted	54,055	47,536
Net income (loss) per share:
Basic	$0.18	$(0.21)
Diluted	$0.18	$(0.21)
Cash dividends declared per share	$0.05	$—

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Net income	$11,798	$9,441
Other comprehensive income:
Currency translation	509	159

Total other comprehensive income	509	159

Comprehensive income	12,307	9,600
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(582)	(146)
Less net income attributable to noncontrolling interest	1,088	875

Total comprehensive income attributable to ADS	$11,801	$8,871

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Cash Flows from Operating Activities	$(18,142)	$(18,542)

Cash Flows from Investing Activities
Capital expenditures	(10,595)	(7,432)
Proceeds from sale of assets or businesses	—	60
Investment in unconsolidated affiliates	—	(7,566)
Additions of capitalized software	(940)	(408)
Issuance of note receivable to related party	(3,854)	—
Other investing activities	(172)	(310)

Net cash used in investing activities	(15,561)	(15,656)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	130,400	91,000
Payments on Revolving Credit Facility	(90,100)	(50,600)
Payments on term loan	(1,875)	(1,250)
Proceeds from notes, mortgages and other debt	6,926	—
Payments of notes, mortgages, and other debt	(3,217)	(317)
Payments on capital lease obligation	(4,192)	(3,504)
Cash dividends paid	(3,784)	(509)
Other financing activities	587	253

Net cash provided by financing activities	34,745	35,073

Effect of exchange rate changes on cash	182	(86)

Net change in cash	1,224	789
Cash at beginning of period	3,623	3,931

Cash at end of period	$4,847	$4,720

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumu- lated Other Compre- hensive Loss	Retained Earnings (Deficit)	Total ADS Stock- holders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2014	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Net income	—	—	—	—	—	—	8,566	8,566	875	9,441	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	305	—	305	(146)	159	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(509)	(509)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(900)	—	—	—	—	(900)	—	(900)	—	—	—	—	(269)	3,587	3,587
Exercise of common stock options	—	—	127	(56)	251	—	—	378	—	378	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	701	—	—	—	—	701	—	701	—	—	—	—	—	—	—
Restricted stock awards	—	—	618	(73)	289	—	—	907	—	907	—	—	—	—	—	—	—
Adjustments to Redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	(5,296)	(18,373)	—	(18,373)	—	—	—	57,178	—	(38,805)	18,373
Adjustments to Redeemable common stock fair value measurement	—	—	—	—	—	—	(110,312)	(110,312)	—	(110,312)	—	110,312	—	—	—	—	110,312

Balance at June 30, 2014	109,951	$11,957	$—	100,688	$(447,992)	$(6,525)	$(109,454)	$(552,014)	$18,804	$(533,210)	38,320	$659,431	26,129	$348,898	17,458	$(233,106)	$775,223

Balance at April 1, 2015	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(62,621)	$190,163	$16,413	$206,576	—	$—	25,639	$320,490	16,990	$(212,469)	$108,021

Net income	—	—	—	—	—	—	10,710	10,710	1,088	11,798	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	1,091	—	1,091	(582)	509	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(333)	(333)	—	(333)	—	—	—	—	—	—	—
Common stock dividend ($0.05 per share)	—	—	—	—	—	—	(2,689)	(2,689)	—	(2,689)	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(762)	(762)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,353	—	—	—	—	1,353	—	1,353	—	—	—	—	(142)	1,772	1,772
Exercise of common stock options	—	—	363	(77)	341	—	—	704	—	704	—	—	—	—	—	—	—
Stock-based compensation	—	—	444	—	—	—	—	444	—	444	—	—	—	—	—	—	—
Restricted stock awards	—	—	(10)	(66)	291	—	—	281	—	281	—	—	—	—	—	—	—
ESOP distribution in common stock	—	—	2,052	(174)	773	—	—	2,825	—	2,825	—	—	(226)	(2,825)	—	—	(2,825)

Balance at June 30, 2015	153,560	$12,393	$705,179	99,721	$(443,660)	$(14,430)	$(54,933)	$204,549	$16,157	$220,706	—	$—	25,413	$317,665	16,848	$(210,697)	$106,968

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Amounts in thousands, except per share data)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.

2014 Initial Public Offering (“IPO”)

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one split of our common and our preferred stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all periods presented.

On July 25, 2014, we completed the IPO of our common stock, which resulted in the sale by the Company of 5,289 shares of common stock. We received total proceeds from the IPO of $79,131 after excluding underwriter discounts and commissions of $5,501, based upon the price to the public of $16.00 per share. After deducting other offering expenses, we used the net proceeds to reduce the outstanding indebtedness under the revolving portion of our credit facility. The common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WMS.”

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from audited financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2015 and the results of operations for the three months ended June 30, 2015 and 2014 and cash flows for the three months ended June 30, 2015 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto filed in our Fiscal 2015 Form 10-K.

Principles of Consolidation

Our condensed consolidated financial statements include the Company, our wholly-owned subsidiaries, our majority-owned subsidiaries, including ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”) and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest. Such investments are recorded in Other assets in our Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net (income) loss of unconsolidated affiliates in our Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Stock-Based Compensation — In March 2016, the Financial Accounting Standards Board issued an accounting standards update which is intended to simplify certain aspects of the accounting for stock-based compensation. This amendment contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. The amendment also contains potential changes to the accounting for forfeitures, whereby entities can elect to either continue to apply the current GAAP requirement to estimate forfeitures when determining compensation expense, or to alternatively reverse the compensation expense of forfeited awards when they occur. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. We expect to adopt this standard effective April 1, 2017. We are currently evaluating the impact of this standard on our consolidated financial statements.

With the exception of the pronouncement described above, there have been no new accounting pronouncements issued since the filing of our Fiscal 2015 Form 10-K that have significance, or potential significance, to our condensed consolidated financial statements.

2.	INVENTORIES

Inventories as of June 30, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	June 30, 2015	March 31, 2015
Raw materials	$52,733	$50,198
Finished goods	206,244	219,644

Total inventories	$258,977	$269,842

We had no work-in-process inventories as of June 30, 2015 and March 31, 2015.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2015	$87,507	$11,172	$98,679
Currency translation	—	215	215

Balance at June 30, 2015	$87,507	$11,387	$98,894

Intangible Assets

Intangible assets as of June 30, 2015 and March 31, 2015 consisted of the following:

	June 30, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$40,579	$(27,358)	$13,221	$40,579	$(26,405)	$14,174
Customer relationships	35,568	(19,501)	16,067	43,167	(26,113)	17,054

	June 30, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Patents	6,617	(3,703)	2,914	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,256	(644)	612	1,365	(691)	674
Trademarks and tradenames	14,313	(3,317)	10,996	14,248	(3,051)	11,197

Total definite-lived intangible assets	98,333	(54,523)	43,810	105,906	(59,810)	46,096
Indefinite-lived intangible assets
Trademarks	11,951	—	11,951	11,959	—	11,959

Total intangible assets	$110,284	$(54,523)	$55,761	$117,865	$(59,810)	$58,055

4.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of June 30, 2015 and March 31, 2015 were as follows:

	June 30, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets – diesel fuel contracts	$373	$—	$373	$—

Total assets at fair value on a recurring basis	$373	$—	$373	$—

Liabilities:
Derivative liability - interest rate swaps	$682	$—	$682	$—
Derivative liability - diesel fuel contracts	1,956	—	1,956	—
Derivative liability - propylene swaps	10,205	—	10,205	—
Derivative liability - foreign currency contracts	11	—	11	—
Contingent consideration for acquisitions	2,285	—	—	2,285

Total liabilities at fair value on a recurring basis	$15,139	$—	$12,854	$2,285

	March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$28	$—	$28	$—

Total assets at fair value on a recurring basis	$28	$—	$28	$—

Liabilities:
Derivative liability - interest rate swaps	$765	$—	$765	$—
Derivative liability - diesel fuel contracts	2,841	—	2,841	—
Derivative liability - propylene swaps	5,142	—	5,142	—
Contingent consideration for acquisitions	2,444	—	—	2,444

Total liabilities at fair value on a recurring basis	$11,192	$—	$8,748	$2,444

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014 were as follows:

(amounts in thousands)	Contingent consideration
Balance at March 31, 2015	$2,444
Change in fair value	55
Payments of contingent consideration liability	(214)

Balance at June 30, 2015	$2,285

	Three Months Ended June 30, 2014
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	3,587	3,587
Change in fair value	(18)	110,312	57,178	(38,805)	128,667
Payments of contingent consideration liability	(183)	—	—	—	(183)

Balance at June 30, 2014	$2,697	$659,431	$348,898	$(233,106)	$777,920

For the three months ended June 30, 2015 and June 30, 2014, respectively, there were no transfers in or out of Levels 1, 2, and 3.

Valuation of our Contingent Consideration for Acquisitions

The fair values of the contingent consideration payables for prior period acquisitions were calculated with reference to the estimated future value of the Inserta Tee and FleXstorm businesses, which are based on a discounted cash flow model. The undiscounted value is discounted to the present value using a market discount rate. The categorization of the framework used to price this liability is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of our Redeemable Common Stock

Prior to July 2014, the Company had certain shares of common stock outstanding allowing the holder to put its shares to us for cash. This Redeemable common stock was historically recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value were recorded in Retained earnings. Historically, the fair value of a share of common stock was determined by management by applying industry-appropriate multiples to EBITDA and performing a discounted cash flow analysis. Under the industry-appropriate multiples approach, to arrive at concluded multiples, we considered differences between the risk and return characteristics of ADS and the guideline companies. Under the discounted cash flow analysis, the cash flows expected to be generated by the Company were discounted to their present value equivalent using a rate of return that reflects the relative risk of an investment in ADS, as well as the time value of money. This return was an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital (“WACC”), was calculated by weighting the required returns on interest-bearing debt and common stock in proportion to their estimated percentages in an expected capital structure. The WACC used was 11% as of June 30, 2014. An increase in the WACC would decrease the fair value of the Redeemable common stock. The categorization of the framework used to price this temporary equity was considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

Nonrecurring Fair Value Measurements

Valuation of our Redeemable Convertible Preferred Stock

The Trustee of the Company’s ESOP has the ability to put the shares of our Redeemable convertible preferred stock to the Company. Prior to July 2014, our Redeemable convertible preferred stock was recorded at its fair value in the mezzanine equity section of our Condensed Consolidated Balance Sheets and changes in fair value were recorded in Retained earnings. Accordingly, we estimated the fair value of the Redeemable Convertible Preferred Stock through estimating the fair value of the Company’s common stock and applying certain adjustments including for the fair value of the total dividends to be received and assuming conversion of the Redeemable convertible preferred stock to common stock at the stated conversion ratio per our Certificate of Incorporation. The categorization of the framework used to price this temporary equity was considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of equity. As of June 30, 2015, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable convertible preferred stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO.

Valuation of our Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value.

5.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three months ended June 30, 2015 and 2014, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business. These cash payments totaled $63 and $75 for the three months ended June 30, 2015 and 2014, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $0 and $1,312 for the three months ended June 30, 2015 and 2014, respectively. Outstanding receivables related to these sales were $865 and $1,005 as of June 30, 2015 and March 31, 2015, respectively.

In April 2015, ADS Mexicana borrowed $3,000 under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS, and such loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3,854 under the Scotia Bank credit facility and loaned it to an entity owned by a Grupo Altima owner, and such loan was repaid in July 2015. ADS does not guarantee the borrowings from this facility and therefore, does not anticipate any required contributions related to the balance of this credit facility.

We are the guarantor of 100% of ADS Mexicana’s credit facility and our maximum potential payment under this guarantee totals $12,000.

South American Joint Venture

The Tuberias Tigre – ADS Limitada joint venture (“South American Joint Venture”) manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $7,400 as of June 30, 2015. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of South American Joint Venture’s debt is for the life of the credit facility which matures on February 5, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2015 and March 31, 2015, the outstanding principal balances of the credit facility including letters of credit were $14,700 and $13,600, respectively. The weighted average interest rate as of June 30, 2015 was 3.25% on U.S. dollar denominated loans and 6.32% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, ADS and South American Joint Venture jointly enter into agreements for pipe sales with their related parties which totaled $699 and $317 for the three months ended June 30, 2015 and 2014, respectively.

BaySaver

Additionally, ADS holds an equity method investment in BaySaver Technologies, LLC (“BaySaver”), which is 55% owned by our wholly-owned subsidiary ADS Ventures, Inc. This equity method investment is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water.

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

See Note 14. Subsequent Events – Subsequent Event Related to the Acquisition of an Additional Interest in BaySaver for information about the Company’s acquisition of a controlling interest in BaySaver in July 2015.

6.	DEBT

Long-term debt as of June 30, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	June 30, 2015	March 31, 2015
Bank Term Loans
Revolving Credit Facility — ADS	$245,400	$205,100
Term Note	89,375	91,250
Senior Notes payable	100,000	100,000
ADS Mexicana credit facility	3,854	—
Industrial revenue bonds	3,340	3,545

Total	441,969	399,895
Current maturities	(10,215)	(9,580)

Long-term debt obligation	$431,754	$390,315

ADS Mexicana Scotia Bank Revolving Credit Facility

On December 11, 2014, our joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5,000. The proceeds of the revolving credit facility have primarily been used for short-term investments and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The applicable interest rate for the outstanding loan was 4.81% as of June 30, 2015. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of June 30, 2015, there was $3,854 outstanding principal drawn on the Scotia Bank revolving credit facility with $1,146 available to be drawn.

7.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and foreign currency forward contracts, contract settlement gains and losses and gains and losses related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations as Derivative losses (gains) and other expense (income), net. The Company recognized losses on mark-to-market adjustments for changes in fair value on derivative contracts of $3,761 and $96 for the three months ended June 30, 2015 and 2014, respectively.

A summary of the fair value of derivatives at June 30, 2015 and March 31, 2015 is presented below:

	June 30, 2015
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$—	$(682)
Foreign exchange forward contracts	—	—	(11)	—
Diesel fuel option collars and swaps	287	86	(1,370)	(586)
Propylene swaps	—	—	(7,595)	(2,610)

	March 31, 2015
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(150)	$(615)
Foreign exchange forward contracts	28	—	—	—
Diesel fuel option collars and swaps	—	—	(1,883)	(958)
Propylene swaps	—	—	(4,412)	(730)

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase resin over the period July 2015 through December 2015 at a committed purchase cost of $26,580.

Litigation

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York, naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the putative class and an award of costs and expenses, including counsel fees and expert fees. The Company believes that it has valid and meritorious defenses and will vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but they could be material.

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

We are involved from time to time in various legal proceedings that arise in the ordinary course of our business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims, and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated. In management’s opinion, none of these proceedings are material in relation to our consolidated operations, cash flows, or financial position, and we have adequate accrued liabilities to cover our estimated probable loss exposure.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in the balance of Accumulated other comprehensive loss (“AOCL”) for the three months ending June 30, which consists entirely of foreign currency translation gains (losses):

(Amounts in thousands)	Accumulated Other Comprehensive Loss
Balance at April 1, 2014	$(6,830)

Other comprehensive income	305

Balance at June 30, 2014	$(6,525)

Balance at April 1, 2015	(15,521)

Other comprehensive income	1,091

Balance at June 30, 2015	$(14,430)

10.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended June 30, 2015 and 2014, the Company utilized an effective tax rate of 39.2% and 43.9%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes, partially offset by foreign income taxed at lower rates.

11.	NET INCOME (LOSS) PER SHARE

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income (loss) per share, income available to common shareholders used in the basic net income (loss) per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income (loss) per share assumes the Redeemable convertible preferred stock would have been cash settled as we had the choice of settling in cash or shares, and we had demonstrated past practice and intent of cash settlement prior to the effective date of the IPO. Therefore, these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, Management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through June 30, 2015, if dilutive. For purposes of the calculation of diluted net income (loss) per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

Prior to the effective date of the IPO, the Company’s Redeemable common stock was included in the weighted-average number of common shares outstanding for calculating basic and diluted net income (loss) per share.

The following table presents information necessary to calculate net income (loss) per share for the three months ended June 30, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
NET INCOME (LOSS) PER SHARE—BASIC:
Net income attributable to ADS	$10,710	$8,566
Adjustment for:
Change in fair value of Redeemable convertible preferred stock	—	(18,373)
Dividends to Redeemable convertible preferred stockholders	(371)	(37)
Dividends paid to unvested restricted stockholders	(6)	—

Net income (loss) available to common stockholders and participating securities	10,333	(9,844)
Undistributed income allocated to participating securities	(858)	—

Net income (loss) available to common stockholders – Basic	9,475	(9,844)
Weighted average number of common shares outstanding – Basic	53,623	47,536

Net income (loss) per common share – Basic	$0.18	$(0.21)

NET INCOME (LOSS) PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Basic	$9,475	$(9,844)
Weighted average number of common shares outstanding – Basic	53,623	47,536
Assumed exercise of stock options	432	—

Weighted average number of common shares outstanding – Diluted	54,055	47,536

Net income (loss) per common share – Diluted	$0.18	$(0.21)

Potentially dilutive securities excluded as anti-dilutive	6,673	93

12.	BUSINESS SEGMENTS INFORMATION

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

International

Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint ventures, with local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our joint venture through the South American Joint Venture is our primary channel to serve the South American markets. Our product line includes Singlewall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Domestic
Pipe	$220,533	$216,036
Allied Products	77,631	73,589

Total domestic	298,164	289,625

International
Pipe	42,376	29,931
Allied Products	8,584	6,878

Total international	50,960	36,809

Total net sales	$349,124	$326,434

The following sets forth certain additional financial information attributable to our reportable segments for the three months ended June 30, 2015, and 2014, respectively:

	Three months ended June 30,
(Amounts in thousands)	2015	2014
Net sales
Domestic	$298,164	$289,625
International	50,960	36,809

Total	$349,124	$326,434

Gross profit
Domestic	$59,659	$54,067
International	12,927	6,791

Total	$72,586	$60,858

Segment Adjusted EBITDA
Domestic	$41,277	$40,992
International	10,536	4,137

Total	$51,813	$45,129

Interest expense
Domestic	$4,037	$5,042
International	249	9

Total	$4,286	$5,051

Depreciation and amortization
Domestic	$16,417	$14,658
International	2,222	1,368

Total	$18,639	$16,026

Equity in net income (loss) of unconsolidated affiliates
Domestic	$336	$153
International	18	(815)

Total	$354	$(662)

Capital expenditures
Domestic	$8,844	$6,919
International	1,751	513

Total	$10,595	$7,432

The following sets forth certain additional financial information attributable to our reporting segments as of June 30, 2015 and March 31, 2015, respectively:

	June 30, 2015	March 31, 2015
Investment in unconsolidated affiliates
Domestic	$7,798	$7,957
International	16,931	17,081

Total	$24,729	$25,038

Total identifiable assets
Domestic	$1,004,758	$942,267
International	179,000	168,624
Eliminations	(65,893)	(69,193)

Total	$1,117,865	$1,041,699

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Income

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment Adjusted EBITDA:
Net income	$5,542	$6,256	$7,843	$1,598
Depreciation and amortization	16,417	2,222	14,658	1,368
Interest expense, net	4,037	249	5,042	9
Income tax expense	6,317	1,054	7,414	479

Segment EBITDA	32,313	9,781	34,957	3,454
Derivative fair value adjustments	3,721	40	96	—
Foreign currency transaction losses	—	317	—	130
Loss (gain) on sale of assets/businesses	1,052	(186)	60	4
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	286	584	249	549
Contingent consideration remeasurement	55	—	(18)	—
Stock-based compensation	725	—	2,246	—
ESOP deferred compensation	3,125	—	2,687	—
Transaction costs(b)	—	—	715	—

Segment Adjusted EBITDA	$41,277	$10,536	$40,992	$4,137

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended June 30, 2015 and 2014, the Company acquired Property, plant and equipment under capital lease and incurred lease obligations of $16,718 and $14,662, respectively.

14.	SUBSEQUENT EVENTS

Subsequent Event Related to the Acquisition of an Additional Interest in BaySaver

On July 17, 2015, ADS Ventures, Inc. (“ADS/V”), a wholly-owned subsidiary of the Company, acquired an additional 10% of the issued and outstanding membership interests in BaySaver, increasing the Company’s total ownership interest in BaySaver to 65%, for a purchase price of $3,200, plus contingent consideration with an initial estimated fair value of $750. Concurrent with our purchase of the additional membership investment, the BaySaver joint venture agreement was amended to modify the voting rights from an equal vote for each member to a vote based upon the ownership interest. We have accounted for this transaction as a business combination with BaySaver being consolidated into our financial statements after July 17, 2015.

As we had accounted for our investment in BaySaver prior to the purchase of the additional 10% membership interest under the equity method of accounting, we accounted for this transaction as a step acquisition and recognized a loss of $490 on remeasurement to fair value of our previously held investment. The fair value of our BaySaver investment immediately before the July 17, 2015 acquisition was measured based on a combination of the discounted cash flow and guideline public company valuation methods and involves significant unobservable inputs (Level 3). These inputs include projected sales, margin, required rate of return and tax rate for the discounted cash flow method, as well as implied pricing multiples, and guideline public company group for the guideline public company method.

The purchase price was determined as follows:

(Amounts in thousands)
Acquisition-date fair value of our prior equity interest	$4,220
Acquisition-date fair value of noncontrolling interest	6,330
Cash paid at acquisition date	3,200
Fair value of contingent consideration	750

Total purchase price	$14,500

The preliminary purchase price has been allocated to the estimated fair values of acquired tangible and intangible assets, assumed liabilities and goodwill. The preliminary fair value of identifiable intangible assets has been determined primarily using the income approach, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, required rate of return and tax rate, as well as an estimated royalty rate in the cases of the developed technology and trade name and trademark intangibles. The developed technology and trade name and trademark intangibles are valued using a relief-from-royalty method.

Redeemable noncontrolling interest in subsidiaries will be classified as mezzanine equity in our Condensed Consolidated Balance Sheets due to a put option held by the joint venture partner which may be exercised on or after April 1, 2017. The Redeemable noncontrolling interest in subsidiaries balance will be accreted to the redemption value using the effective interest method until April 1, 2017.

The excess of the preliminary purchase price over the fair value of the net assets acquired of $2,495 was allocated to goodwill, assigned to the Domestic segment, and consists primarily of the acquired workforce and sales and cost synergies the two companies anticipate realizing as a combined company. None of the goodwill is deductible for tax purposes.

Certain estimated values for the acquisition, including intangible assets, goodwill and deferred tax assets are not yet finalized. The preliminary purchase price allocation is as follows:

(Amounts in thousands)
Cash	$12
Other current assets	2,262
Property, plant and equipment	164
Goodwill	2,495
Intangible assets	10,800
Other assets	152
Current liabilities	(1,385)

Total purchase price	$14,500

The acquired identifiable intangible assets represent customer relationships of $5,400, developed technology of $4,000 and trade name and trademark of $1,400, each of which have an estimated 10-year useful life. Transaction costs were immaterial.

Subsequent Events Related to the Bank Term Loans and Senior Notes

Our long-term debt primarily consists of amounts outstanding under a Revolving Credit Facility with borrowing capacity of $325,000 for ADS, Inc., a Revolving Credit Facility for ADS-Mexicana with borrowing capacity of $12,000, and a $100,000 term note (collectively, the “Bank Term Loans”), and the $100,000 of outstanding senior promissory notes (“Senior Notes”). The amendments and consents described below that occurred between July 2015 and February 2016 related to the delay in the filing of the Fiscal 2015 Form 10-K, and the restatement of the Company’s previously issued financial statements (the “Restatement”) as reflected in the Fiscal 2015 Form 10-K, which was filed with the SEC on March 29, 2016.

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

In August 2015, the Company entered into amended agreements related to the Bank Term Loans and Senior Notes in connection with the Company’s determination that a substantial portion of its transportation and equipment leases should be treated as capital leases rather than as operating leases. The material terms of each amended agreement modify certain definitions applicable to the Company’s affirmative and negative financial covenants, including the minimum fixed charge coverage ratio, the maximum leverage ratio, and the limits on indebtedness, to accommodate the Company’s treatment of its transportation and equipment leases as capital leases rather than operating leases, along with corresponding changes to the provisions outlining the application of GAAP in the definition of accounting terms used in various financial covenants. The amendments also waive any potential event of default that may exist under any of the respective agreements as a result of changes to the Company’s financial statements related to lease accounting, and do not require the Company to deliver restated financial statements or compliance certificates for any annual or quarterly period prior to the fiscal year ended March 31, 2015.

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

In February 2016, the Company entered into additional amended agreements related to the Bank Term Loans and Senior Notes that further extend the time for delivery of its fiscal 2015 audited financial statements and the first and second quarter fiscal year 2016 quarterly financial statements, as well as to extend the time for delivery of its third quarter fiscal year 2016 quarterly financial statements. The February 2016 amended agreements extended the time for delivery of the fiscal year 2015 audited financial statements and the first, second and third quarter fiscal 2016 quarterly financial statements to April 1, 2016, whereby an event of default was waived as long as those financial statements were delivered by that date without regard to any grace period. As part of the February 2016 amended agreements, the lenders also consented to the Company’s payment of the previously declared annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2016.

Subsequent Event Related to the ADS Mexicana Scotia Bank Revolving Credit Facility

On May 27, 2016, ADS Mexicana obtained a waiver on a covenant from Scotia Bank relating to ADS Mexicana failing to notify Scotia Bank of changes in legal organizational structure and payment of dividends.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2016 refers to fiscal 2016, which is the period from April 1, 2015 to March 31, 2016.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Fiscal 2015 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Results of Operations

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

The following table summarizes certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the three months ended June 30, 2015 and 2014. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2015	% of Net Sales	Three Months Ended June 30, 2014	% of Net Sales	% Variances
Consolidated Statements of Operations data:
Net sales	$349,124	100.0%	$326,434	100.0%	7.0%
Cost of goods sold	276,538	79.2%	265,576	81.4%	4.1%

Gross profit	72,586	20.8%	60,858	18.6%	19.3%
Selling expenses	21,227	6.1%	19,552	6.0%	8.6%
General and administrative expenses	18,286	5.2%	15,798	4.8%	15.7%
Loss on disposal of assets or businesses	866	0.2%	64	—	*
Intangible amortization	2,526	0.7%	2,613	0.8%	(3.3%)

Income from operations	29,681	8.5%	22,831	7.0%	30.0%
Interest expense	4,286	1.2%	5,051	1.6%	(15.1%)
Derivative losses (gains) and other expense (income), net	6,580	1.9%	(216)	(0.1%)	*

Income before income taxes	18,815	5.4%	17,996	5.5%	4.6%
Income tax expense	7,371	2.1%	7,893	2.4%	(6.6%)
Equity in net (income) loss of unconsolidated affiliates	(354)	(0.1%)	662	0.2%	(153.5%)

Net income	11,798	3.4%	9,441	2.9%	25.0%
Less net income attributable to noncontrolling interest	1,088	0.3%	875	0.3%	24.3%

(Amounts in thousands)	Three Months Ended June 30, 2015	% of Net Sales	Three Months Ended June 30, 2014	% of Net Sales	% Variances
Net income attributable to ADS	$10,710	3.1%	$8,566	2.6%	25.0%

Other financial data:
Adjusted EBITDA(a)	$51,813	14.8%	$45,129	13.8%	14.8%
System-Wide Net Sales(a)	$371,133	106.3%	$346,224	106.1%	7.2%
Adjusted Earnings Per Fully Converted Share(a)	$0.19	—	$0.17	—	13.6%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014	% Variance
Domestic
Pipe	$220,533	$216,036	2.1%
Allied Products	77,631	73,589	5.5%

Total domestic	298,164	289,625	2.9%

International
Pipe	42,376	29,931	41.6%
Allied Products	8,584	6,878	24.8%

Total international	50,960	36,809	38.4%

Total net sales	$349,124	$326,434	7.0%

Net sales totaled $349.1 million in the three months ended June 30, 2015, increasing $22.7 million, or 7.0%, over the comparable period in fiscal year 2015.

Domestic net sales increased $8.5 million, or 2.9%, in the three months ended June 30, 2015, as compared to the prior fiscal year period. The growth was achieved by volume gains in both our Pipe and Allied Products, which increased $4.5 million and $4.0 million, respectively, in the three months ended June 30, 2015. Pipe sales were up $4.5 million, or 2.1%, as modest gains were achieved in the non-residential and residential markets, which offset small declines in the infrastructure and agriculture markets. Pipe selling prices increased 2.0% compared to the prior fiscal year. Allied Product sales increased $4.0 million, or 5.5%, due to favorable sales volume sold primarily into the non-residential, residential and infrastructure markets.

International net sales increased $14.2 million, or 38.4%, in the three months ended June 30, 2015 over the comparable fiscal year 2015 period. The significant increase was primarily attributed to the impact of the acquisition of Ideal Pipe in Canada which closed in the fourth quarter of fiscal year 2015. Incremental sales revenues from Ideal Pipe during the three months ended June 30, 2015 amounted to approximately $12.2 million. The balance of the international sales growth is primarily related to increased sales in Mexico, which was driven by a 23.1% increase in pipe volume. In addition, the Canadian dollar was approximately 11% weaker against the U.S. dollar in the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014, which had a negative impact on Net sales for Canada of $3.6 million during the three month period ended June 30, 2015.

System-Wide Net Sales were $371.1 million in the first three months of fiscal year 2016, an increase of $24.9 million, or 7.2%, over System-Wide Net Sales of $346.2 million in the first three months of fiscal year 2015. Net sales at our South American Joint Venture were $14.3 million and $14.0 million for the three months ended June 30, 2015 and 2014, respectively, up only 2.1% as the Brazilian economy continues to lag behind others in the region. Net sales at our BaySaver and Tigre-ADS USA joint ventures provided incremental sales during the first quarter resulting in a combined increase of $1.9 million in net sales for the three months ended June 30, 2015 as compared to the prior fiscal year period.

Cost of goods sold and Gross profit

Cost of goods sold increased $10.9 million or 4.1% to $276.5 million for the three months ended June 30, 2015 compared to $265.6 million for the three months ended June 30, 2014.

Gross profit for the three months ended June 30, 2015 increased $11.7 million to $72.6 million, a 19.3% increase over the $60.9 million for the comparable fiscal year 2015 period. Gross profit as a percentage of net sales was 20.8% for the three months ended June 30, 2015 as compared to 18.6% for the comparable fiscal year 2015 period.

Domestic gross profit increased $5.6 million, or 10.4%, to $59.7 million for the three months ended June 30, 2015 as compared to $54.1 million for the comparable fiscal year 2015 period. In addition to the impact of the 2.9% increase in domestic net sales over the comparable fiscal year 2015 period, the increase in domestic gross profit was also impacted by a decline in freight costs due to lower diesel fuel prices which dropped approximately 29.0% over the comparable fiscal year 2015 period. Growth in sales of higher margin Allied Products also contributed to the overall increase in gross profit.

International gross profit increased $6.1 million, or 89.7% from $6.8 million to $12.9 million in the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015, largely due to the incremental impact of the gross profit for Ideal Pipe in Canada, which contributed approximately $3.3 million of the total increase in international gross profit. The remaining increase is primarily attributed to additional ADS operations in Canada and Mexico during the first quarter of fiscal year 2016.

Selling expenses

Selling expenses consist of field selling and customer service expenditures for personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consists of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for the three months ended June 30, 2015 increased $1.6 million, or 8.6%, over the comparable fiscal year 2015 period, slightly higher than the 7.0% increase in net sales over the same period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses increased to 6.1% in the first quarter of fiscal 2016 as compared to 6.0% in the prior year.

General and administrative expenses

General and administrative expenses consists of personnel costs (salaries, benefits, and other personnel-related expenses, including stock-based compensation), recruitment and relocation expenses, accounting and legal fees, corporate business travel expenses, rent and utilities for the administrative offices, director fees, investor relations, membership fees, office supplies, insurance and other miscellaneous expenses.

General and administrative expenses for the three months ended June 30, 2015 increased $2.5 million, or 15.7%, over the comparable fiscal year 2015 period. The increase was primarily the result of increases in corporate overhead expenses of $0.9 million, increased salary and compensation expenses of $0.9 million, higher professional fees of $1.0 million, and the impact of including $0.7 million of Ideal Pipe costs in the fiscal year 2016 period, offset partially by lower stock compensation expenses of $1.5 million.

The $1.0 million increase in professional fees was due to audit and legal fee increases in connection with operating as a public company. The $1.5 million decrease in non-cash stock-based compensation was due to a $0.6 million decrease in stock option expense and a $0.9 million decrease in restricted stock expense during the fiscal year 2016 period.

Loss on disposal of assets or businesses

Loss on disposal of equipment for the three months ended June 30, 2015 was $0.9 million compared to $0.1 million for the comparable fiscal year 2015 period.

Intangible amortization

Intangible amortization remained relatively flat at $2.5 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, as a result of intangible assets of $7.8 million becoming fully amortized during fiscal 2015 offset by the impact of the acquisition of Ideal Pipe intangible assets in the fourth quarter of fiscal year 2015.

Interest expense

Interest expense for the three months ended June 30, 2015 decreased $0.8 million, or 15.1%, over the comparable fiscal year 2015 period. Our average overall debt outstanding was down by approximately $36.9 million or 7.0% for the quarter ending June 30,

2015 compared to the average balance outstanding for the quarter ending June 30, 2014 which resulted in lower interest costs. The average debt balance for the quarter ending June 30, 2014 was higher by $52.5 million primarily due to the large special dividend paid during the last quarter of fiscal year 2014 which carried into fiscal year 2015 and was offset by $15.6 million higher average capital lease obligations for the quarter ending June 30, 2015 compared to the quarter ending June 30, 2014.

Derivative losses (gains) and other expense (income), net

For the three months ended June 30, 2015, we incurred derivative losses and other expense, net of $6.6 million compared to income, net of $0.2 million in the comparable fiscal year 2015 period. During the quarter ended June 30, 2015, the Company absorbed losses from cash settlements of derivative hedges for propylene raw material and diesel fuel amounting to $2.7 million. Another $3.8 million of expense was recognized in connection with mark-to-market adjustments related to the various hedge programs. Net hedging losses for the comparable prior period amounted to only $0.1 million.

Income tax expense

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended June 30, 2015 and 2014, the Company recorded income tax provisions of $7.4 million and $7.9 million, respectively, which represents effective tax rates of 39.2% and 43.9%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes, partially offset by foreign income taxed at lower rates.

Equity in net (income) loss of unconsolidated affiliates

Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. For the three months ended June 30, 2015, the Company recognized income of $0.4 million compared to a net loss of $0.7 million over the comparable fiscal year 2015 period. Most of the positive change was due to stronger performance from the South American joint venture, which had roughly break-even results (less than $0.1 million of income) in the three months ended June 30, 2015, rather than $0.8 million of loss in the comparable fiscal year 2015 period. The remainder of the variance is related to the performance of our domestic joint ventures.

Net income attributable to noncontrolling interest

The net income attributable to noncontrolling interest represents the share of ADS Mexicana net income attributable to the minority interest holders. Net income attributable to noncontrolling interest for the three months ended June 30, 2015 increased $0.2 million to income of $1.1 million compared to income of $0.9 million for the comparable fiscal year 2015 period.

Net income attributable to ADS and Net income (loss) per share

First quarter net income attributable to ADS for fiscal year 2016 of approximately $10.7 million increased from fiscal year 2015 first quarter’s net income attributable to ADS of $8.6 million, as influenced by the factors noted above. Net earnings per share for the first quarter fiscal year 2016 was $0.18 per basic and diluted share, as compared to net loss of ($0.21) per basic and diluted share recorded in the comparable fiscal year 2015 period. The income available to common shareholders for the three months ended June 30, 2014 was reduced by $18.4 million or $0.39 per share for common stockholders relating to the fair value appreciation of Redeemable convertible preferred stock classified in mezzanine equity.

Adjusted EBITDA (a)

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014	% Variance
Domestic	$41,277	$40,992	0.7%
International	10,536	4,137	154.7%

Total adjusted EBITDA	$51,813	$45,129	14.8%

As a percentage of net sales	14.8%	13.8%

(a)	See section entitled “Non-GAAP Financial Measures” for more information.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, System-Wide Net Sales and Adjusted Earnings Per Fully Converted Share. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that is comprised of net income before interest, income taxes, depreciation and amortization, stock-based compensation, non-cash charges and certain other expenses. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measure. Adjusted EBITDA is a key metric used by management and our board of directors to assess our financial performance and evaluate the effectiveness of our business strategies. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Net income	$11,798	$9,441
Depreciation and amortization	18,639	16,026
Interest expense	4,286	5,051
Income tax expense	7,371	7,893

EBITDA	42,094	38,411
Derivative fair value adjustments	3,761	96
Foreign currency transaction losses	317	130
Loss on sale of assets or businesses	866	64
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	870	798
Contingent consideration remeasurement	55	(18)
Stock-based compensation	725	2,246
ESOP deferred stock-based compensation	3,125	2,687
Transaction costs(b)	—	715

Adjusted EBITDA	$51,813	$45,129

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$5,542	$6,256	$7,843	$1,598
Depreciation and amortization	16,417	2,222	14,658	1,368
Interest expense	4,037	249	5,042	9
Income tax expense	6,317	1,054	7,414	479

Segment EBITDA	32,313	9,781	34,957	3,454
Derivative fair value adjustments	3,721	40	96	—
Foreign currency transaction losses	—	317	—	130
Loss (gain) on sale of assets or businesses	1,052	(186)	60	4
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	286	584	249	549
Contingent consideration remeasurement	55	—	(18)	—
Stock-based compensation	725	—	2,246	—
ESOP deferred stock-based compensation	3,125	—	2,687	—
Transaction costs(b)	—	—	715	—

Segment Adjusted EBITDA	$41,277	$10,536	$40,992	$4,137

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO.

System-Wide Net Sales. System-Wide Net Sales is a non-GAAP measure which equals the sum of the net sales of our domestic and international segments plus all net sales from our unconsolidated joint ventures. We participate in three unconsolidated joint ventures, the South American Joint Venture; BaySaver ; and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS Ventures, Inc. We use this metric to measure the overall performance of our business across all of our geographies and markets we serve.

Our South American Joint Venture is managed as an integral part of our international segment and our BaySaver and Tigre-ADS USA joint ventures are managed as an integral part of our domestic segment. However, they are not consolidated under GAAP. System-Wide Net Sales is prepared as if our South American Joint Venture, our BaySaver joint venture, and our Tigre-ADS USA joint venture were accounted for as consolidated subsidiaries.

The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Net sales	$349,124	$326,434
Net sales associated with our unconsolidated affiliates
South American Joint Venture(a)	14,277	13,920
BaySaver joint venture(b)	3,126	2,337
Tigre-ADS USA joint venture(c)	4,606	3,533

System-Wide Net Sales	$371,133	$346,224

(a)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings Per Fully Converted Share (Non-GAAP). Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a non-GAAP, supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted Earnings Per Fully Converted Share (Non-GAAP) by adjusting our historical net income (loss) per share—Basic and weighted average common shares outstanding – Basic amounts for the conversion of all shares of Redeemable convertible preferred stock into ADS common stock at the conversion ratio of one Redeemable convertible preferred share for every 0.7692 share of common stock as of the beginning of each period presented.

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

We have also made adjustments to historical Net income (loss) per share - Basic, and the corresponding Weighted average common shares outstanding – Basic to assume share conversion of the Redeemable convertible preferred stock to ADS common stock.

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is included in this report because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP), and the corresponding Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP) to our historical net income (loss) per share and corresponding historical weighted average common share amounts, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
Net income (loss) available to common stockholders	$9,475	$(9,844)
Add: Adjustments to net income (loss) available to common stockholders	1,235	18,410

Adjusted net income attributable to ADS (Non-GAAP)	10,710	8,566
Add: Fair value of ESOP compensation related to Redeemable convertible preferred stock	3,125	2,687

Adjusted net income (Non-GAAP)	$13,835	$11,253

Weighted Average Common Shares Outstanding – Basic	53,623	47,536
Add: Unvested restricted shares	148	263
Redeemable convertible preferred shares	19,693	20,099

Total Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	73,464	67,898

Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.19	$0.17

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

As of June 30, 2015, we had $4.8 million in cash that was held by our foreign subsidiaries. Our intent is to reinvest our earnings in foreign subsidiaries. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction.

Working Capital and Cash Flows

During the three months ended June 30, 2015, our net increase in cash amounted to $1.2 million compared to a net increase of $0.8 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, our source of funds was primarily driven by operating earnings, seasonal borrowings on our Revolving Credit facility and proceeds from notes, mortgages, and other debt. For the same period ending June 30, 2015, our use of cash was primarily driven by increased accounts receivable balances and capital expenditures. During the three months ended June 30, 2014, our source of funds was primarily driven by operating earnings and seasonal borrowings on our Revolving Credit facility. For the same period ending June 30, 2014, our use of cash was primarily driven by increased accounts receivable balances and capital expenditures.

As of June 30, 2015, we had $89.1 million in liquidity, including $4.8 million of cash and $84.3 million in borrowings available under our Revolving Credit Facilities, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of June 30, 2015, we had total consolidated indebtedness of approximately $442.0 million. We repaid a portion of our outstanding indebtedness in fiscal year 2015 with the net proceeds from our initial public offering which closed on July 25, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Statement of Cash Flows data:
Net cash used in operating activities	$(18,142)	$(18,542)
Net cash used in investing activities	(15,561)	(15,656)
Net cash from financing activities	34,745	35,073

Working Capital

Net working capital increased to $306.8 million as of June 30, 2015, from $249.1 million as of March 31, 2015, primarily due to the increases in accounts receivable of $75.4 million resulting from sales increases. This change was offset partially by a decrease of $10.8 million in inventory and an increase of $7.5 million in accounts payable, accrued expenses, and accrued income taxes.

Operating Cash Flows

Cash flow from operating activities for the three months ended June 30, 2015 was a use of $18.1 million as compared with cash used by operating activities of $18.5 million for the three months ended June 30, 2014. Cash flow from operating activities during the three months ended June 30, 2015 was impacted by higher growth in accounts receivable compared to the prior year driven by sales revenues increasing $22.7 million or 7.0% versus the three months ended June 30, 2014.

Investing Cash Flows

During the three months ended June 30, 2015, cash used for investing activities was $15.6 million, primarily due to capital expenditures in support of operations and additions of capitalized software. During the three months ended June 30, 2014, cash used for investing activities was $15.7 million, primarily due to capital expenditures in support of operations and an investment in a domestic joint venture operation.

Financing Cash Flows

During the three months ended June 30, 2015, cash provided from financing activities was $34.7 million, utilizing borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months and proceeds from notes, mortgages, and other debt. During the three months ended June 30, 2014, cash provided from financing activities was $35.1 million, utilizing borrowings on our Revolving Credit Facility to support our typical seasonal demand increase.

Capital Expenditures

Capital expenditures totaled $10.6 million, and $7.4 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Our capital expenditures for the three months ended June 30, 2015 were used primarily to support facility expansions, equipment replacements and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $45 million in fiscal year 2016. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2015, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. As of June 30, 2015, the outstanding principal drawn on the Revolving Credit Facility was $245.4 million, with $72.3 million available to be drawn on the U.S. facility. As of June 30, 2015, the outstanding principal balance of the Term Loan was $89.4 million. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the Revolving Credit Facility was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the Revolving Credit Facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Bank term loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. As of June 30, 2015, there was no outstanding principal drawn on the Revolving Credit Facility and the entire $12.0 million was available to be drawn. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the ADS Mexicana Revolving Credit Facility was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. We have no further amount available for issuance of senior notes under the private shelf agreement. At June 30, 2015 the outstanding principal balance on these notes was $100.0 million. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the Senior Notes were amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage

Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. We were in compliance with our debt covenants as of June 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 5. Related Party Transactions” to the Condensed Consolidated Financial Statements. As of June 30, 2015, our South American Joint Venture had approximately $14.7 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2015 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seeks,” “predict,” “potential,” “continue,” “intends,” “plans,” “projects,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our actual consolidated results of operations, financial condition, liquidity, and industry development are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Quarterly Report on Form 10-Q (including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

•	fluctuations in the price and availability of resins and other raw materials and our ability to pass any increased costs of raw materials on to our customers in a timely manner;

•	volatility in general business and economic conditions in the markets in which we operate, including without limitation, factors relating to availability of credit, interest rates, fluctuations in capital and business and consumer confidence;

•	cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;

•	the risks of increasing competition in our existing and future markets, including competition from both manufacturers of high performance thermoplastic corrugated pipe and manufacturers of products using alternative materials;

•	our ability to continue to convert current demand for concrete, steel and polyvinyl chloride (“PVC”) pipe products into demand for our high performance thermoplastic corrugated pipe and Allied Products;

•	the effect of weather or seasonality;

•	the loss of any of our significant customers;

•	the risks of doing business internationally;

•	the risks of conducting a portion of our operations through joint ventures;

•	our ability to expand into new geographic or product markets;

•	our ability to achieve the acquisition component of our growth strategy;

•	the risk associated with manufacturing processes;

•	our ability to manage our assets;

•	the risks associated with our product warranties;

•	our ability to manage our supply purchasing and customer credit policies;

•	the risks associated with our self-insured programs;

•	our ability to control labor costs and to attract, train and retain highly-qualified employees and key personnel;

•	our ability to protect our intellectual property rights;

•	changes in laws and regulations, including environmental laws and regulations;

•	our ability to project product mix;

•	the risks associated with our current levels of indebtedness;

•	our ability to meet future capital requirements and fund our liquidity needs;

•	the risk that additional information may arise that would require the Company to make additional adjustments or revisions or to restate further the financial statements and other financial data for certain prior periods and any future periods;

•	any further delay in the filing of any filings with the SEC;

•	the review of potential weaknesses or deficiencies in the Company’s disclosure controls and procedures, and discovering further weaknesses of which we are not currently aware or which have not been detected; and

•	additional uncertainties related to accounting issues generally.

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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices, and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions.

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.3 million based on our borrowings as of June 30, 2015. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.1 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of June 30, 2015. The first swap is a $50.0 million notional value, non-amortizing swap, at a fixed LIBOR rate of 0.86% which expires on September 1, 2016. A second $50.0 million notional value swap took effect on September 2, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

Raw Material and Commodity Price Risk

Our primary raw materials used in the production of our products are polyethylene resin for HDPE pipe and polypropylene resin for PP pipe. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil and natural gas, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner, passing the increase on to our customers, contributes to the management of our overall supply price risk and the potential impact on our results of operations.

We manage supply risk with financial and physical hedge contracts for the HDPE and PP resins used in the manufacture of our Pipe and Allied Products, as well as for the diesel fuel used by our in-house fleet of delivery trucks. Our physical hedge contracts for HDPE resins are typically at a fixed price and volume over time. We use, to a limited extent, financial derivatives for PP resin in the form of fixed price swaps based on propylene monomer. For diesel fuel, we have utilized option contracts in the form of collars with put and call options.

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

Inflation Risk

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

Foreign Currency Exchange Rate Risk

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

In addition to the foreign currency transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Condensed Consolidated Statement of Comprehensive Income.

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

As previously disclosed in our Fiscal 2015 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2015. See “Item 9A — Controls and Procedures” in our Fiscal 2015 Form 10-K. Although we are not required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal quarter ended June 30, 2015 (the “Evaluation Date”) due to the transition period established by rules of the SEC for newly-public companies, our internal control over financial reporting is an integral part of our disclosure controls and procedures. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2015 Form 10-K were still present as of the Evaluation Date. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2015, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2015 Form 10-K, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York, naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the putative class and an award of costs and expenses, including counsel fees and expert fees. The Company believes that it has valid and meritorious defenses and will vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but they could be material.

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

We are involved from time to time in various legal proceedings that arise in the ordinary course of our business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims, and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated. In management’s opinion, none of these proceedings are material in relation to our consolidated operations, cash flows, or financial position, and we have adequate accrued liabilities to cover our estimated probable loss exposure.

Item 1A.	Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A Risk Factors” of our Fiscal 2015 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2015 Form 10-K and in “Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Date: May 31, 2016

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.