Form 10-Q
period 2015-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-05-31
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(Amounts in thousands, except par value)	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$3,481	$3,623
Receivables (less allowance for doubtful accounts of $4,540 and $5,423, respectively)	254,583	154,294
Inventories	220,257	269,842
Deferred income taxes and other current assets	22,538	18,972

Total current assets	500,859	446,731
Property, plant and equipment, net	389,826	377,067
Other assets:
Goodwill	100,483	98,679
Intangible assets, net	63,811	58,055
Other assets	51,656	61,167

Total assets	$1,106,635	$1,041,699

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,850	$9,580
Current maturities of capital lease obligations	19,292	15,731
Accounts payable	87,020	111,893
Other accrued liabilities	80,690	54,349
Accrued income taxes	5,607	6,041

Total current liabilities	228,459	197,594
Long-term debt obligation	389,685	390,315
Long-term capital lease obligations	57,586	45,503
Deferred tax liabilities	61,842	65,088
Other liabilities	31,877	28,602

Total liabilities	769,449	727,102
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 25,064 and 25,639 shares outstanding, respectively	313,302	320,490
Deferred compensation – unearned ESOP shares	(208,926)	(212,469)
Redeemable noncontrolling interest in subsidiaries	6,698	—

Total mezzanine equity	111,074	108,021
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 153,560 shares issued; 54,107 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	710,341	700,977
Common stock in treasury, at cost	(442,418)	(445,065)
Accumulated other comprehensive loss	(23,683)	(15,521)
Retained deficit	(47,055)	(62,621)

Total ADS stockholders’ equity	209,578	190,163
Noncontrolling interest in subsidiaries	16,534	16,413

Total stockholders’ equity	226,112	206,576

Total liabilities, mezzanine equity and stockholders’ equity	$1,106,635	$1,041,699

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net sales	$383,329	$366,714	$732,453	$693,148
Cost of goods sold	299,594	296,951	576,132	562,527

Gross profit	83,735	69,763	156,321	130,621
Operating expenses:
Selling	22,594	20,240	43,821	39,792
General and administrative	25,145	13,843	43,431	29,641
Loss on disposal of assets or businesses	295	281	1,161	345
Intangible amortization	2,341	2,610	4,867	5,223

Income from operations	33,360	32,789	63,041	55,620
Other expense:
Interest expense	4,947	5,044	9,233	10,095
Derivative losses (gains) and other expense (income), net	9,192	(240)	15,772	(456)

Income before income taxes	19,221	27,985	38,036	45,981
Income tax expense	4,368	8,926	11,739	16,819
Equity in net loss of unconsolidated affiliates	372	62	18	724

Net income	14,481	18,997	26,279	28,438
Less net income attributable to noncontrolling interest	3,582	2,153	4,670	3,028

Net income attributable to ADS	10,899	16,844	21,609	25,410

Accretion of Redeemable noncontrolling interest	(257)	—	(257)	—
Change in fair value of Redeemable convertible preferred stock	—	7,319	—	(11,054)
Dividends to Redeemable convertible preferred stockholders	(362)	(37)	(733)	(75)
Dividends paid to unvested restricted stockholders	(6)	—	(12)	—

Net income available to common stockholders and participating securities	10,274	24,126	20,607	14,281
Undistributed income allocated to participating securities	(822)	(2,768)	(1,680)	(1,702)

Net income available to common stockholders	$9,452	$21,358	$18,927	$12,579

Weighted average common shares outstanding:
Basic	53,882	51,518	53,753	49,538
Diluted	54,282	56,463	60,694	52,198
Net income per share:
Basic	$0.18	$0.41	$0.35	$0.25
Diluted	$0.17	$0.41	$0.34	$0.25
Cash dividends declared per share	$0.05	$—	$0.10	$—

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$14,481	$18,997	$26,279	$28,438
Other comprehensive loss:
Currency translation	(10,979)	(3,591)	(10,470)	(3,432)

Total other comprehensive loss	(10,979)	(3,591)	(10,470)	(3,432)

Comprehensive income	3,502	15,406	15,809	25,006
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,726)	(761)	(2,308)	(907)
Less net income attributable to noncontrolling interest	3,582	2,153	4,670	3,028

Total comprehensive income attributable to ADS	$1,646	$14,014	$13,447	$22,885

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash Flows from Operating Activities	$16,924	$14,906

Cash Flows from Investing Activities
Capital expenditures	(20,197)	(15,596)
Proceeds from sale of assets or businesses	—	156
Cash paid for acquisitions, net of cash acquired	(3,188)	—
Investment in unconsolidated affiliate	—	(7,566)
Additions of capitalized software	(1,337)	(441)
Proceeds from note receivable to related party	3,854	—
Issuance of note receivable to related party	(3,854)	—
Other investing activities	(378)	(525)

Net cash used in investing activities	(25,100)	(23,972)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	252,800	174,760
Payments on Revolving Credit Facility	(223,000)	(227,000)
Payments on term loan	(3,750)	(2,500)
Proceeds from notes, mortgages and other debt	6,682	—
Payments of notes, mortgages, and other debt	(7,092)	(1,665)
Payments on capital lease obligation	(10,247)	(5,467)
Payments for deferred initial public offering costs	—	(4,458)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131
Cash dividends paid	(8,173)	(1,007)
Other financing activities	454	152

Net cash provided by financing activities	7,674	11,946

Effect of exchange rate changes on cash and cash equivalents	360	(230)

Net change in cash	(142)	2,650
Cash at beginning of period	3,623	3,931

Cash at end of period	$3,481	$6,581

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited)

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable non- controlling interest in subsidiaries	Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at April 1, 2014	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$—	$642,951

Net income	—	—	—	—	—	—	25,410	25,410	3,028	28,438	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,525)	—	(2,525)	(907)	(3,432)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,339)	—	—	—	—	(1,339)	—	(1,339)	—	—	—	—	(537)	6,713	—	6,713
Exercise of common stock options	—	—	174	(78)	349	—	—	523	—	523	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,778	—	—	—	—	1,778	—	1,778	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,489	(114)	509	—	—	1,998	—	1,998	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,245	—	—	—	—	72,298	—	72,298	—	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—	—
Adjustments to Redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	—	11,054
Adjustments to Redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	—	(615,040)

Balance at September 30, 2014	153,560	$12,393	$689,980	100,625	$(447,674)	$(9,355)	$(40,900)	$204,444	$19,698	$224,142	—	$—	26,129	$326,623	17,190	$(215,024)	$—	$111,599

Balance at April 1, 2015	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(62,621)	$190,163	$16,413	$206,576	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	21,609	21,609	4,559	26,168	—	—	—	—	—	—	111	111
Other comprehensive loss	—	—	—	—	—	(8,162)	—	(8,162)	(2,308)	(10,470)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(657)	(657)	—	(657)	—	—	—	—	—	—	—	—
Common stock dividend ($0.10 per share)	—	—	—	—	—	—	(5,386)	(5,386)	—	(5,386)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,130)	(2,130)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,707	—	—	—	—	2,707	—	2,707	—	—	—	—	(283)	3,543	—	3,543
Exercise of common stock options	—	—	435	(77)	390	—	—	825	—	825	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	887	—	—	—	—	887	—	887	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	271	(66)	291	—	—	562	—	562	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	5,222	(442)	1,966	—	—	7,188	—	7,188	—	—	(575)	(7,188)	—	—	—	(7,188)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(158)	—	—	—	—	(158)	—	(158)	—	—	—	—	—	—	257	257

Balance at September 30, 2015	153,560	$12,393	$710,341	99,453	$(442,418)	$(23,683)	$(47,055)	$209,578	$16,534	$226,112	—	$—	25,064	$313,302	16,707	$(208,926)	$6,698	$111,074

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2015 and the results of operations for the three and six months ended September 30, 2015 and 2014 and cash flows for the six months ended September 30, 2015 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”).

Principles of Consolidation

Our condensed consolidated financial statements include the Company, our wholly-owned subsidiaries, our majority-owned subsidiaries, including ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”) and BaySaver Technologies, LLC (“BaySaver”), and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest. Such investments are recorded in Other assets in our Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net loss of unconsolidated affiliates in our Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

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

With the exception of the pronouncement described above, there have been no new accounting pronouncements issued since the filing of our Fiscal 2015 Form 10-K that have significance, or potential significance, to our consolidated financial statements.

2.	ACQUISITIONS

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

As we had accounted for our investment in BaySaver prior to the purchase of the additional 10% membership interest under the equity method of accounting, we accounted for this transaction as a step acquisition and recognized a loss of $490 on remeasurement to fair value of our previously held investment. The loss is included in Derivative losses (gains) and other expense (income), net in our Condensed Consolidated Statements of Operations. The fair value of our BaySaver investment immediately before the July 17, 2015 acquisition was measured based on a combination of the discounted cash flow and guideline public company valuation methods and involves significant unobservable inputs (Level 3). These inputs include projected sales, margin, required rate of return and tax rate for the discounted cash flow method, as well as implied pricing multiples, and guideline public company group for the guideline public company method.

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

Redeemable noncontrolling interest in subsidiaries is classified as mezzanine equity in our Condensed Consolidated Balance Sheets due to a put option held by the joint venture partner which may be exercised on or after April 1, 2017. The redeemable noncontrolling interest balance will be accreted to the redemption value using the effective interest method until April 1, 2017.

The excess of the preliminary purchase price over the fair value of the net assets acquired of $2,495 was allocated to goodwill, assigned to the Domestic segment, and consists primarily of the acquired workforce and sales and cost synergies the two companies anticipate realizing as a combined company. None of the goodwill is deductible for tax purposes.

Certain estimated values for the acquisition, including intangible assets, goodwill and deferred taxes are not yet finalized. The preliminary purchase price allocation is as follows:

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

The net sales and income before income taxes of BaySaver since the acquisition date included in our Condensed Consolidated Statements of Operations were $3,456 and $316, respectively.

The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2014 and includes adjustments for amortization of intangibles, and interest expense and our prior equity method accounting for BaySaver. This pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place on April 1, 2014 or of future results. The unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

(Amounts in thousands)	Six months ended September 30,
	2015	2014
Net sales	$736,052	$698,937
Net income attributable to ADS	$21,647	$25,437

Unaudited pro forma net income attributable to ADS has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes and amounts related to the noncontrolling interest, of $94 and $167, additional interest expense, net of related income taxes and amounts related to the noncontrolling interest, of $10 and $17, and the impact of our prior equity method accounting, net of related income tax, of $109 and $286 for the six months ended September 30, 2015 and 2014, respectively.

3.	INVENTORIES

Inventories as of September 30, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	September 30, 2015	March 31, 2015
Raw materials	$48,010	$50,198
Finished goods	172,247	219,644

Total inventories	$220,257	$269,842

We had no work-in-process inventories as of September 30, 2015 and March 31, 2015.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2015	$87,507	$11,172	$98,679
Acquisition	2,495	—	2,495
Currency translation	—	(691)	(691)

Balance at September 30, 2015	$90,002	$10,481	$100,483

Intangible Assets

Intangible assets as of September 30, 2015 and March 31, 2015 consisted of the following:

	September 30, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$44,579	$(28,113)	$16,466	$40,579	$(26,405)	$14,174
Customer relationships	40,601	(20,576)	20,025	43,167	(26,113)	17,054
Patents	6,847	(3,858)	2,989	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,237	(710)	527	1,365	(691)	674
Trademarks and tradenames	15,477	(3,607)	11,870	14,248	(3,051)	11,197

Total definite-lived intangible assets	108,741	(56,864)	51,877	105,906	(59,810)	46,096
Indefinite-lived intangible assets Trademarks	11,934	—	11,934	11,959	—	11,959

Total intangible assets	$120,675	$(56,864)	$63,811	$117,865	$(59,810)	$58,055

5.	FAIR VALUE MEASUREMENT

The fair value measurements and disclosure principles of ASC 820—Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value and provide disclosure requirements about fair value measurements. These principles define a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of September 30, 2015 and March 31, 2015 were as follows:

	September 30, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - interest rate swaps	$622	$—	$622	$—
Derivative liability - diesel fuel contracts	2,930	—	2,930	—
Derivative liability - propylene swaps	14,702	—	14,702	—
Contingent consideration for acquisitions	2,869	—	—	2,869

Total liabilities at fair value on a recurring basis	$21,123	$—	$18,254	$2,869

	March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$28	$—	$28	$—

Total assets at fair value on a recurring basis	$28	$—	$28	$—

Liabilities:
Derivative liability - interest rate swaps	$765	$—	$765	$—
Derivative liability - diesel fuel contracts	2,841	—	2,841	—
Derivative liability - propylene swaps	5,142	—	5,142	—
Contingent consideration for acquisitions	2,444	—	—	2,444

Total liabilities at fair value on a recurring basis	$11,192	$—	$8,748	$2,444

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2015 and 2014 were as follows:

Three Months Ended September 30, 2015
(amounts in thousands)	Contingent consideration
Balance at June 30, 2015	$2,285
Acquisition	750
Change in fair value	45
Payments of contingent consideration liability	(211)

Balance at September 30, 2015	$2,869

	Three Months Ended September 30, 2014
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at June 30, 2014	$2,697	$659,431	$348,898	$(233,106)	$777,920
Allocation of ESOP shares to participants	—	—	—	804	804
Change in fair value	20	(44,391)	(22,275)	14,956	(51,690)
Payments of contingent consideration liability	(191)	—	—	—	(191)
Transfer from Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at September 30, 2014	$2,526	$—	$—	$—	$2,526

Six Months Ended September 30, 2015
(amounts in thousands)	Contingent consideration
Balance at March 31, 2015	$2,444
Acquisition	750
Change in fair value	100
Payments of contingent consideration liability	(425)

Balance at September 30, 2015	$2,869

	Six Months Ended September 30, 2014
(amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	4,391	4,391
Change in fair value	2	65,921	34,903	(23,849)	76,977
Payments of contingent consideration liability	(374)	—	—	—	(374)
Transfer from Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at September 30, 2014	$2,526	$—	$—	$—	$2,526

For the six months ended September 30, 2014 our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP shares were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1. Background and Summary of Significant Accounting Policies for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the six months ended September 30, 2015 and 2014, respectively.

Valuation of our Contingent Consideration for Acquisitions

The fair values of the contingent consideration payables for prior period acquisitions were calculated with reference to the estimated future value of the Inserta Tee and FleXstorm businesses, which are based on a discounted cash flow model. The undiscounted value is discounted to the present value using a market discount rate. The fair value of the contingent consideration liability related to the BaySaver acquisition was calculated based on a discounted cash flow model, whereby the probability-weighted estimated future payment value is discounted to the present value using a market discount rate. The categorization of the framework used to price these liabilities is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

Upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of September 30, 2015, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable convertible preferred stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO.

Valuation of our Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value.

6.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and six months ended September 30, 2015 and 2014, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business. These cash payments totaled $37 and $100 for the three and six months ended September 30, 2015, respectively, and $94 and $169 for the three and six months ended September 30, 2014, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $0 and $0 for the three and six months ended September 30, 2015, respectively, and $1,027 and $2,339 for the three and six months ended September 30, 2014, respectively. Outstanding receivables related to these sales were $516 and $1,005 as of September 30, 2015 and March 31, 2015, respectively.

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

South American Joint Venture

The Tuberias Tigre – ADS Limitada joint venture (“South American Joint Venture”) manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $6,700 as of September 30, 2015. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of South American Joint Venture’s debt is for the life of the credit facility which matures on February 5, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2015 and March 31, 2015, the outstanding principal balance of the credit facility including letters of credit was $13,500 and $13,600, respectively. The weighted average interest rate as of September 30, 2015 was 3.25% on U.S. dollar denominated loans and 6.56% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, ADS and South American Joint Venture jointly enter into agreements for pipe sales with their related parties which totaled $182 and $881 for the three and six months ended September 30, 2015, respectively, and $146 and $463 for the three and six months ended September 30, 2014, respectively.

BaySaver

BaySaver is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding membership interests of BaySaver and consolidates BaySaver.

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

7.	DEBT

Long-term debt as of September 30, 2015 and March 31, 2015 consisted of the following:

(amounts in thousands)	September 30, 2015	March 31, 2015
Bank Term Loans:
Revolving Credit Facility - ADS	$234,900	$205,100
Term Note	87,500	91,250
Senior Notes payable	100,000	100,000
Industrial revenue bonds	3,135	3,545

Total	425,535	399,895
Current maturities	(35,850)	(9,580)

Long-term debt obligations	$389,685	$390,315

ADS Mexicana Scotia Bank Revolving Credit Facility

On December 11, 2014, our joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5,000. The proceeds of the revolving credit facility have primarily been used for short term investments and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of September 30, 2015, there was no outstanding principal drawn on the Scotia Bank revolving credit facility with $5,000 available to be drawn.

8.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and foreign currency forward contracts, contract settlement gains and losses and gains and losses related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations as Derivative losses (gains) and other expense (income), net. The Company recognized losses on mark-to-market adjustments for changes in fair value on derivative contracts of $5,773 and $67 for the three months ended September 30, 2015 and 2014, respectively, and $9,534 and $163 for the six months ended September 30, 2015 and 2014, respectively.

The fair value of the derivatives are included in the Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015 as follows:

	September 30, 2015 Liabilities
(Amounts in thousands)	Other accrued liabilities	Other liabilities
Interest rate swaps	$(622)	$—
Diesel fuel option collars and swaps	(2,093)	(837)
Propylene swaps	(11,934)	(2,768)

	March 31, 2015
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(150)	$(615)
Foreign exchange forward contracts	28	—	—	—
Diesel fuel option collars and swaps	—	—	(1,883)	(958)
Propylene swaps	—	—	(4,412)	(730)

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase resin over the period October 2015 through December 2016 at a committed purchase cost of $37,530.

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

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in the balance of Accumulated other comprehensive loss (“AOCL”) for the period ending September 30, which consists entirely of foreign currency translation gains (losses):

(Amounts in thousands)	Accumulated Other Comprehensive Loss
Balance at April 1, 2014	$(6,830)

Other comprehensive loss	(2,525)

Balance at September 30, 2014	$(9,355)

Balance at April 1, 2015	(15,521)

Other comprehensive loss	(8,162)

Balance at September 30, 2015	$(23,683)

11.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates, as well as discrete events. For the six months ended September 30, 2015 and 2014, the Company utilized an effective tax rate of 30.9% and 36.6%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate of 35% due to state and local taxes, offset by foreign income taxed at lower rates as well as uncertain tax position relief as a result of the lapse of statute of limitations.

12.	NET INCOME PER SHARE

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common shareholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income per share assumes the Redeemable convertible preferred stock would be cash settled through the effective date of the IPO on July 25, 2014, as we have the choice of settling in cash or shares and we have demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, Management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through September 30, 2015, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

Prior to the effective date of the IPO, the Company’s Redeemable common stock was included in the weighted-average number of common shares outstanding for calculating basic and diluted net income (loss) per share.

The following table presents information necessary to calculate net income per share for the three and six months ended September 30, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income per share – Basic
Net income attributable to ADS	$10,899	$16,844	$21,609	$25,410
Adjustment for:
Accretion of redeemable noncontrolling interest	(257)	—	(257)	—
Change in fair value of redeemable convertible preferred stock	—	7,319	—	(11,054)
Dividends to redeemable convertible preferred stock	(362)	(37)	(733)	(75)
Dividends paid to unvested restricted stockholders	(6)	—	(12)	—

Net income available to common stockholders and participating securities	10,274	24,126	20,607	14,281
Undistributed income allocated to participating securities	(822)	(2,768)	(1,680)	(1,702)

Net income available to common stockholders - Basic	9,452	21,358	18,927	12,579
Weighted average number of common shares outstanding - Basic	53,882	51,518	53,753	49,538

Net income per common share - Basic	$0.18	$0.41	$0.35	$0.25

Net income per share – Diluted
Net income available to common stockholders - Basic	$9,452	$21,358	$18,927	$12,579
Undistributed income allocated to participating securities	—	1,952	—	601
Amount allocated to participating preferred stockholders	—	—	1,646	—
Preferred stock dividends, net of tax	—	—	477	—
Tax benefit on an as if converted common dividend	—	—	109	—
Additional compensation for leverage ESOP	—	—	(275)	—

Net income available to common stockholders - Diluted	9,452	23,310	20,884	13,180
Weighted average number of common shares outstanding - Basic	53,882	51,518	53,753	49,538
Assumed exercise of preferred stock	—	4,714	6,531	2,382
Assumed exercise of stock options	400	231	410	278

Weighted average number of common shares outstanding - Diluted	54,282	56,463	60,694	52,198

Net income per common share - Diluted	$0.17	$0.41	$0.34	$0.25

Potentially dilutive securities excluded as anti-dilutive	6,466	22	2	57

13.	BUSINESS SEGMENTS INFORMATION

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

International – Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures, with local partners in Mexico, Central America and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. Our Mexican joint venture through ADS Mexicana primarily serves the Mexican markets, while our South American joint venture is our primary channel to serve the South American markets. Our product line includes single wall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three and six months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Domestic
Pipe	$238,291	$241,713	$458,826	$457,749
Allied Products	89,009	78,063	166,640	151,652

Total domestic	327,300	319,776	625,466	609,401

International
Pipe	44,542	38,218	86,917	68,149
Allied Products	11,487	8,720	20,070	15,598

Total international	56,029	46,938	106,987	83,747

Total net sales	$383,329	$366,714	$732,453	$693,148

The following sets forth certain additional financial information attributable to our reportable segments for the three and six months ended September 30, 2015, and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net sales
Domestic	$327,300	$319,776	$625,466	$609,401
International	56,029	46,938	106,987	83,747

Total	$383,329	$366,714	$732,453	$693,148

Gross profit
Domestic	$73,475	$65,574	$133,134	$119,641
International	10,260	4,189	23,187	10,980

Total	$83,735	$69,763	$156,321	$130,621

Segment Adjusted EBITDA
Domestic	$56,677	$53,904	$97,955	94,896
International	4,266	1,296	14,799	5,432

Total	$60,943	$55,200	$112,754	$100,328

Interest expense, net
Domestic	$4,901	$5,020	$8,938	$10,062
International	46	24	295	33

Total	$4,947	$5,044	$9,233	$10,095

Depreciation and amortization
Domestic	$15,243	$14,937	$31,659	$29,595
International	2,124	1,437	4,346	2,805

Total	$17,367	$16,374	$36,005	$32,400

Equity in net (loss) income of unconsolidated affiliates
Domestic	$(12)	$251	$324	$404
International	(360)	(313)	(342)	(1,128)

Total	$(372)	$(62)	$(18)	$(724)

Capital expenditures
Domestic	$7,631	$7,869	$16,475	$14,788
International	1,971	295	3,722	808

Total	$9,602	$8,164	$20,197	$15,596

The following sets forth certain additional financial information attributable to our reporting segments as of September 30, 2015, and March 31, 2015, respectively:

	September 30, 2015	March 31, 2015
Investment in unconsolidated affiliates
Domestic	$3,075	$7,957
International	14,626	17,081

Total	$17,701	$25,038

Total identifiable assets
Domestic	$1,010,171	$942,267
International	162,876	168,624
Eliminations	(66,412)	(69,193)

Total	$1,106,635	$1,041,699

Reconciliation of Segment Adjusted EBITDA to Net Income

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$11,222	$3,259	$17,603	$1,394
Depreciation and amortization	15,243	2,124	14,937	1,437
Interest expense	4,901	46	5,020	24
Income tax expense (benefit)	5,884	(1,516)	10,897	(1,971)

Segment EBITDA	37,250	3,913	48,457	884
Derivative fair value adjustment	5,784	(11)	67	—
Foreign currency transaction gains	—	(151)	—	(205)
Loss on disposal of assets or businesses	289	6	251	30
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	260	509	291	587
Contingent consideration remeasurement	45	—	20	—
Stock-based compensation	724	—	2,131	—
ESOP deferred compensation	3,125	—	2,687	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (b)	8,710	—	—	—

Segment Adjusted EBITDA	$56,677	$4,266	$53,904	$1,296

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.

Reconciliation of Segment Adjusted EBITDA to Net Income

	Six Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$16,764	$9,515	$25,446	$2,992
Depreciation and amortization	31,659	4,346	29,595	2,805
Interest expense	8,938	295	10,062	33
Income tax expense (benefit)	12,202	(463)	18,311	(1,492)

Segment EBITDA	69,563	13,693	83,414	4,338
Derivative fair value adjustment	9,506	28	163	—
Foreign currency transaction losses (gains)	—	166	—	(75)
Loss (gain) on disposal of assets or businesses	1,341	(180)	311	34
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	546	1,092	540	1,135
Contingent consideration remeasurement	100	—	2	—
Stock-based compensation	1,449	—	4,377	—
ESOP deferred compensation	6,250	—	5,374	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (b)	8,710	—	—	—
Transaction costs (c)	—	—	715	—

Segment Adjusted EBITDA	$97,955	$14,799	$94,896	$5,432

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.

(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the completion of the IPO in Fiscal 2015.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2015 and 2014, ADS acquired Property, plant and equipment under capital lease and incurred lease obligations of $25,598 and $20,158, respectively.

15.	SUBSEQUENT EVENTS

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

From July 2015 through September 2015, the Company obtained various consents from the lenders and amended the Bank Term Loans and Senior Notes. These consents and the additional amendments had the effect of: (i) extending the time for delivery of our fiscal 2015 audited financial statements and the first and second quarter fiscal 2016 quarterly financial statements to September 30, 2016, whereby an event of default was waived as long as those financial statements were delivered within the thirty day grace period after that date, (ii) modified certain definitions applicable to the Company’s affirmative and negative financial covenants, including the negative covenant on indebtedness, to accommodate the Company’s treatment of its transportation and equipment leases as capital leases rather than operating leases and to accommodate the treatment of the costs related to the Company’s restatement, and (iii) permitted the Company’s payment of quarterly dividends on common shares in June, August and December 2015.

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

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this report and with our audited consolidated financial statements included in our Fiscal 2015 Form 10-K. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

We consolidate all of our joint ventures for purposes of GAAP, except for our South American Joint Venture and our Tigre-ADS USA joint venture.

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

Acquisition of Ideal Pipe

On January 30, 2015, Hancor of Canada, Inc., a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Drain Tile Limited and Wave Plastics Inc., the sole partners of Ideal Pipe (together “Ideal Pipe”) for a contractual purchase price of $55.7 million Canadian dollars, financed through our existing line of credit facility. Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including nonresidential, residential, agriculture, and infrastructure applications. The acquisition further strengthens our positions in Canada by increasing our size and scale in the market, as well as enhancing our manufacturing, marketing and distribution capabilities. The results of operations of Ideal Pipe are included in our Condensed Consolidated Statements of Operations after January 30, 2015.

Acquisition of BaySaver

On July 17, 2015, ADS Ventures, Inc. (“ADS/V”), a wholly-owned subsidiary of the Company, acquired an additional 10% of the issued and outstanding membership interests in BaySaver, for a purchase price of $3.2 million, subject to certain post-closing purchase price payments, which was financed through our existing line of credit facility. The BaySaver joint venture was established in July 2013 to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company originally contributed $3.5 million in cash, $1.3 million in inventory, and intangible assets with no carrying value, in exchange for a 55% equity interest and a 50% voting interest in BaySaver. Concurrent with the additional investment in July 2015, we also entered into an amendment to the BaySaver joint venture agreement to modify the voting rights for the joint venture from an equal vote for each member to a vote based upon the ownership interest. As a result, the Company increased its ownership interest in BaySaver to 65% and obtained the majority of the voting rights.

While we had previously accounted for our investment in BaySaver under the equity method of accounting, we have concluded that the additional investment results in a step acquisition of BaySaver that will be treated as a business combination. As a result, our condensed consolidated financial statements include the consolidation of BaySaver’s financial statements beginning on July 17, 2015. The accounting for the step acquisition resulted in the Company recognizing a loss of $0.5 million in the period of acquisition due to the remeasurement to fair value of our prior equity interest, which is included in Derivative losses (gains) and other expense (income), net in our Condensed Consolidated Statements of Operations.

Results of Operations

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the three months ended September 30, 2015 and 2014. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands, except per share data)	Three Months Ended September 30, 2015	% of Net Sales	Three Months Ended September 30, 2014	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$383,329	100.0%	$366,714	100.0%	4.5%
Cost of goods sold	299,594	78.2%	296,951	81.0%	0.9%

Gross profit	83,735	21.8%	69,763	19.0%	20.0%
Selling expenses	22,594	5.9%	20,240	5.5%	11.6%

(Amounts in thousands, except per share data)	Three Months Ended September 30, 2015	% of Net Sales	Three Months Ended September 30, 2014	% of Net Sales	% Variance
General and administrative expenses	25,145	6.6%	13,843	3.8%	81.6%
Loss on disposal of assets or businesses	295	0.1%	281	0.1%	5.0%
Intangible amortization	2,341	0.6%	2,610	0.7%	(10.3%)

Income from operations	33,360	8.7%	32,789	8.9%	1.7%
Interest expense	4,947	1.3%	5,044	1.4%	(1.9%)
Derivative losses (gains) and other expense (income), net	9,192	2.4%	(240)	(0.1%)	*

Income before income taxes	19,221	5.0%	27,985	7.6%	(31.3%)
Income tax expense	4,368	1.1%	8,926	2.4%	(51.1%)
Equity in net loss of unconsolidated affiliates	372	0.1%	62	—%	500.0%

Net income	14,481	3.8%	18,997	5.2%	(23.8%)
Less net income attributable to noncontrolling interest	3,582	0.9%	2,153	0.6%	66.4%

Net income attributable to ADS	$10,899	2.8%	$16,844	4.6%	(35.3%)

Other financial data:
Adjusted EBITDA (a)	$60,943	15.9%	$55,200	15.1%	10.4%
System-Wide Net Sales (a)	$401,337	104.7%	$390,610	106.5%	2.7%
Adjusted Earnings Per Fully Converted Share (a)	$0.19	—	$0.27	—	(29.8%)

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
Domestic
Pipe	$238,291	$241,713	(1.4%)
Allied Products	89,009	78,063	14.0%

Total domestic	327,300	319,776	2.4%

International
Pipe	44,542	38,218	16.5%
Allied Products	11,487	8,720	31.7%

Total international	56,029	46,938	19.4%

Total net sales	$383,329	$366,714	4.5%

Net sales for the second quarter ended September 30, 2015 totaled $383.3 million, increasing $16.6 million, or 4.5%, over the comparable prior year period.

Domestic net sales increased $7.5 million, or 2.4%, for the second quarter ended September 30, 2015, as compared to the prior year period. The sales growth was primarily attributed to a 14.0% increase in Allied Products sales, which increased $10.9 million for the three months ended September 30, 2015 and included the addition of $3.5 million of Allied Products sales from the BaySaver acquisition in addition to growth in the StormTech, Nyloplast, and Fittings product lines. Pipe sales decreased $3.4 million, or 1.4%, due to lower agricultural single wall sales which offset growth in the domestic construction markets. Pipe selling prices increased 1.0% compared to the prior year, but were offset by a 2.4% decline in the volume of pipe sold compared to the prior year.

International net sales for the second quarter ended September 30, 2015 increased $9.1 million, or 19.4%, over the comparable fiscal year 2015 period. The growth was primarily due to increased sales in Canada of $12.0 million offset by decreased sales in Mexico of $0.9 million. The acquisition of Ideal Pipe in Canada contributed $13.1 million to the increase in Canadian sales. In addition, the Canadian dollar was approximately 17% weaker against the U.S. dollar in the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014, which had a negative impact on Net sales for Canada of $7.0 million during the three month period ended September 30, 2015.

System-Wide Net Sales for the second quarter ended September 30, 2015 were $401.3 million, an increase of $10.7 million, or 2.7%, over System-Wide Net Sales of $390.6 million for the second quarter ended September 30, 2014. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to a declining economic environment and reduced public spending and declined $3.3 million or 19.6% compared to the prior year period. Net sales growth at our domestic joint ventures, Tigre-ADS USA and BaySaver (prior to the July 17, 2015 step acquisition of BaySaver) provided a combined decrease of $2.6 million in net sales for the unconsolidated joint ventures for the three months ended September 30 2015, as compared to the prior year period. During the three months ended September 30, 2015, the Company acquired a controlling interest in BaySaver on July 17, 2015 and revenues from that point forward have been included in the domestic net sales total.

Cost of goods sold and Gross profit

Cost of goods sold increased $2.6 million or 0.9% to $299.6 million for the three months ended September 30, 2015 compared to $297.0 million over the comparable fiscal year 2015 period.

Gross profit for the three months ended September 30, 2015 increased $13.9 million, or 20.0%, over the comparable fiscal year 2015 period. Gross profit as a percentage of net sales totaled 21.8% and 19.0% for the three months ended September 30, 2015 and 2014, respectively.

Domestic gross profit increased $7.9 million, or 12.0%, to $73.5 million for the three months ended September 30, 2015 as compared to $65.6 million during the prior fiscal year 2015 period. In addition to the impact of the 2.4% increase in domestic net sales over the comparable fiscal year 2015 period, the increase in domestic gross profit was also due to sales growth in higher margin Allied Products which provided an improved profitability mix for the quarter compared to the comparable prior year period, as well as lower raw material costs for pipe. Raw material prices decreased 8.5% due to moderating virgin and non-virgin resin prices for the second quarter of fiscal year 2016 as compared to the prior year comparable period. In addition, freight costs stayed relatively flat as a percentage of domestic net sales, increasing from 8.9% for the fiscal year 2015 period to 9.3% for the three months ended September 30, 2015. This was the result of increased depreciation expense associated with new delivery fleet units being partially offset by the impact of a decrease in diesel fuel prices of approximately 33%.

International gross profit increased $6.1 million, or 145.2%, for the three months ended September 30, 2015 over the comparable fiscal year 2015 period. Besides the impact of the 19.4% increase in international net sales over the comparable 2015 period, the increase in international gross profit was also helped by the addition of Ideal Pipe activity in Canada, which comprised the majority of the gross profit increase during the quarter. Conversely, international gross profit was negatively impacted by the continued devaluation of the Canadian dollar versus the U.S. dollar, but benefited from lower raw material prices (which are primarily purchased in U.S. dollars) compared to the prior fiscal year 2015 period.

Selling expenses

Selling expenses consist of field selling and customer service for personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consist of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for the three months ended September 30, 2015 increased $2.4 million, or 11.6%, over the comparable fiscal year 2015 period, higher than the 4.5% increase in net sales over the same period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses increased to 5.9% for the second quarter of fiscal year 2016 as compared to 5.5% for the prior fiscal year 2015 period.

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

General and administrative expenses for the three months ended September 30, 2015 increased $11.3 million, or 81.6%, over the comparable fiscal year 2015 period.

The significant increase in general and administrative expenses was primarily the result of audit, tax, legal and other professional fees of $8.7 million incurred during the three months ended September 30, 2015 related to the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no such amounts in the comparable fiscal 2015 period. In addition, international general and administrative expenses increased approximately $0.4 million primarily due to the addition of $0.3 million of costs associated with Ideal Pipe. The remaining increase related to higher corporate overhead expenses which were generally associated with the increased cost of being a public company.

Loss on disposal of assets or businesses

Loss on disposal of assets or businesses remained flat at $0.3 million for the three months ended September 30, 2015 and 2014.

Intangible amortization

Intangible amortization for the three months ended September 30, 2015 decreased $0.3 million compared to the three months ended September 30, 2014 as a result of intangible assets of $7.8 million becoming fully amortized during fiscal 2015 offset by the amortization of the Ideal Pipe intangible assets acquired in the fourth quarter of fiscal year 2015 and the BaySaver intangible assets acquired in the second quarter of fiscal year 2016.

Interest expense

Interest expense for the three months ended September 30, 2015 was essentially flat compared to the three months ended September 30, 2014.

Derivative losses (gains) and other expense (income), net

Derivative losses (gains) and other expense (income), net reflects a loss of $9.2 million for the three months ended September 30, 2015 compared to $0.2 million of income for the comparable fiscal year 2015 period. The increase in the net expense was primarily due to unfavorable mark-to-market adjustments of $5.8 million for changes in fair value of derivative contracts (diesel fuel hedges and raw material derivatives), cash settlement losses of $3.8 million on these same hedging arrangements, and a loss of $0.5 million recognized for the fair value remeasurement of the Company’s original investment in BaySaver at the time the Company acquired a controlling interest in July 2015, offset by miscellaneous other income.

Income tax expense

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $4.4 million and $8.9 million, respectively. Income tax expense for the three months ended September 30, 2015 was 22.7% of Income before income taxes compared to 31.8% for the three months ended September 30, 2014. The decrease in the effective tax rate was due primarily to the benefit recorded upon the reversal of reserves for uncertain tax positions as the statute of limitations lapsed.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates increased $0.3 million to $0.4 million for the three months ended September 30, 2014 compared to $0.1 million for the three months ended September 30, 2014.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest increased $1.4 million from $2.2 million during the three months ended September 30, 2014 to $3.6 million during the three months ended September 30, 2015. The increase resulted from improved operating results for ADS Mexicana and the inclusion of BaySaver noncontrolling interest subsequent to July 17, 2015.

Net income attributable to ADS and Net income per share

Second quarter net income attributable to ADS for fiscal year 2016 of $10.9 million decreased $5.9 million or 35.3% from the preceding fiscal year’s net income attributable to ADS for the quarter of $16.8 million, as influenced by the factors noted above. Net income per share for the second quarter fiscal year 2016 totaled $0.18 per basic and $0.17 per diluted share, as compared to $0.41 per basic and diluted share recorded in the comparable prior year period.

Adjusted EBITDA (a)

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
Domestic	$56,677	$53,904	5.1%
International	4,266	1,296	229.1%

Total adjusted EBITDA	$60,943	$55,200	10.4%

As a percentage of net sales	15.9%	15.1%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Six Months Ended September 30, 2015 Compared With Six Months Ended September 30, 2014

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the six months ended September 30, 2015 and 2014. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands, except per share data)	Six Months Ended September 30, 2015	% of Net Sales	Six Months Ended September 30, 2014	% of Net Sales	% Variance
Consolidated Statements of Operations Data:
Net Sales	$732,453	100.0%	$693,148	100.0%	5.7%
Cost of goods sold	576,132	78.7%	562,527	81.2%	2.4%

Gross Profit	156,321	21.3%	130,621	18.8%	19.7%
Selling expenses	43,821	6.0%	39,792	5.7%	10.1%
General and administrative expenses	43,431	5.9%	29,641	4.3%	46.5%
Loss on disposal of assets or businesses	1,161	0.2%	345	—%	236.5%
Intangible amortization	4,867	0.7%	5,223	0.8%	(6.8%)

Income from operations	63,041	8.6%	55,620	8.0%	13.3%
Interest expense	9,233	1.3%	10,095	1.5%	(8.5%)
Derivative losses (gains) and other expense (income), net	15,772	2.2%	(456)	(0.1%)	*

Income before income taxes	38,036	5.2%	45,981	6.6%	(17.3%)
Income tax expense	11,739	1.6%	16,819	2.4%	(30.2%)
Equity in net loss of unconsolidated affiliates	18	—%	724	0.1%	(97.5%)

Net income	26,279	3.6%	28,438	4.1%	(7.6%)
Less net income attributable to noncontrolling interest	4,670	0.6%	3,028	0.4%	54.2%

Net income attributable to ADS	$21,609	3.0%	$25,410	3.7%	(15.0%)

Other financial data:
Adjusted EBITDA (a)	$112,754	15.4%	$100,328	14.5%	12.4%
System-Wide Net Sales (a)	$772,470	105.5%	$736,834	106.3%	4.8%
Adjusted Earnings per Fully Converted Share (a)	$0.38	—	$0.44	—	(13.9%)

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
Domestic
Pipe	$458,826	$457,749	0.2%
Allied Products	166,640	151,652	9.9%

Total domestic	625,466	609,401	2.6%

International
Pipe	86,917	68,149	27.5%
Allied Products	20,070	15,598	28.7%

Total international	106,987	83,747	27.8%

Total net sales	$732,453	$693,148	5.7%

Net sales totaled $732.5 million for the six months ended September 30, 2015, increasing $39.4 million, or 5.7%, over the comparable fiscal year 2015 period.

Domestic net sales increased $16.1 million, or 2.6%, for the six months ended September 30, 2015, as compared to the prior fiscal year period. The increase in domestic net sales was due to continued sales growth in the non-residential, infrastructure, and residential markets, offsetting a decline in agricultural sales. The sales growth is broken down between our Pipe and Allied Products, which increased $1.1 million and $14.9 million, respectively, for the six months ended September 30, 2015 compared to the comparable period in fiscal 2015. The Pipe increase reflects growth in our domestic construction markets, offsetting lower agricultural sales. The increase in Allied Product sales was led by volume gains primarily in the non-residential and residential markets. In addition, approximately $3.5 million of the Allied Products sales increase related to the BaySaver acquisition which closed in July 2015. Pipe selling prices increased 5.1% compared to the prior year.

International net sales increased $23.3 million, or 27.8%, for the six months ended September 30, 2015 over the comparable fiscal year 2015 period. The growth was primarily due to increased sales in Canada of $23.1 million helped significantly by the acquisition of Ideal Pipe, which contributed $25.3 million in incremental sales. Pipe sales increased $18.8 million or 27.5% while international Allied Products grew $4.5 million or 28.7%. In addition, the Canadian dollar was approximately 14% weaker against the U.S. dollar in the six month period ended September 30, 2015, compared to the six month period ended September 30, 2014, which had a negative impact on Net sales for Canada of $10.6 million during the six month period ended September 30, 2015.

System-Wide Net Sales were $772.5 million for the first six months of fiscal year 2016, an increase of $35.7 million, or 4.8%, over System-Wide Net Sales of $736.8 million for the first six months of fiscal year 2015. Net sales at our South American Joint Venture operation declined $2.9 million or 9.4% for the six months ending September 30, 2015 compared to the prior period and were negatively impacted by continued softness in Brazil as well as the mining markets and an overall construction slowdown due to a declining economic environment and reduced public spending. Net sales at our domestic joint ventures, Tigre-ADS USA and BaySaver (prior to the step acquisition in July 2015) are relatively flat compared to the prior year, although the fiscal year 2015 period included BaySaver sales for the entire six month period and the fiscal year 2016 period only includes BaySaver sales from April 1, 2015 through July 17, 2015. Including the post-consolidation sales, the net sales at our domestic joint ventures increased $2.7 million for the six months ended September 30, 2015 compared to the prior year period.

Cost of goods sold and Gross profit

Cost of goods sold increased $13.6 million or 2.4% to $576.1 million for the six months ended September 30, 2015 compared to $562.5 million for the comparable prior fiscal year period.

Gross profit for the six months ended September 30, 2015 increased $25.7 million, or 19.7%, over the comparable prior year period. Gross profit as a percentage of net sales totaled 21.3% for the six months ended September 30, 2015 as compared to 18.8% for the prior year.

Domestic gross profit increased $13.5 million, or 11.3%, to $133.1 million for the six months ended September 30, 2015 as compared to $119.6 million for the comparable fiscal year 2015 period. The 2.6% increase in domestic net sales included sales growth in higher margin N-12 HDPE pipe and High Performance PP pipe products as well as Allied Products which realized increases in most of the product lines. Raw material prices started to moderate at the end of the first quarter and have decreased approximately 4.6% during the first six months of fiscal year 2016 as compared to the prior period. In addition, freight costs stayed relatively flat as a percentage of domestic net sales, increasing from 9.3% for the six months ended September 30, 2014 to 9.5% for the comparable fiscal 2016 period. This was the result of increased depreciation expense associated with new delivery fleet units being partially offset by the impact of a decrease in diesel fuel prices of approximately 31% for the six month period ended September 30, 2015 compared to the prior year comparable period.

International gross profit increased $12.2 million, or 110.9%, for the first six months of fiscal year 2016 over the comparable fiscal year 2015 period. The increase is due to the impact of the 27.8% increase in international net sales which included incremental contribution from Ideal Pipe in Canada and improved performance in Mexico. These increases offset the unfavorable impact of the continued devaluation of the Canadian dollar versus the U.S. dollar. Raw material prices moderated and moved lower for the international segment as well, improving pipe gross profit for the six months ended September 30, 2015.

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

Selling expenses for the six months ended September 30, 2015 increased $4.0 million, or 10.1%, over the comparable fiscal year 2015 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. Nearly all of the increase in selling expense was incurred in the domestic area. As a percentage of net sales, selling expenses increased to 6.0% for the first six months of fiscal year 2016 as compared to 5.7% in the prior year.

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

General and administrative expenses for the six months ended September 30, 2015 increased $13.8 million, or 46.5%, over the comparable fiscal year 2015 period. The increase was primarily the result of significant increases in professional fees for accounting; audit, legal and other professional fees incurred in connection with the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. These fees amounted to approximately $8.7 million for the six months ended September 30, 2015. There are no such amounts in the comparable fiscal 2015 period. An additional $0.8 million of general and administrative expenses were added by the Ideal Pipe and BaySaver acquisitions. There was also an increase in salary and compensation expenses of $0.8 million. The remaining increase related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs generally associated with the increased costs of being a public company.

Loss on disposal of assets or businesses

Loss on the disposal of assets or businesses for the six months ended September 30, 2015 and 2014 was $1.2 million and $0.3 million, respectively.

Intangible amortization

Intangible amortization for the six months ended September 30, 2015 decreased by $0.3 when compared with the same period in the prior year to $4.9 million from $5.2 million and resulted from the impact of intangible assets of $7.8 million becoming fully amortized during fiscal year 2015 being offset by the amortization of intangible assets acquired in the Ideal Pipe acquisition in the fourth quarter of fiscal 2015 and the amortization of intangible assets acquired in the BaySaver acquisition in July 2015.

Interest expense

Interest expense for the six months ended September 30, 2015 decreased $0.9 million, or 8.5%, over the comparable prior year period. The decrease was due to lower average interest rates primarily on our Revolving Credit Facility while the average outstanding for the six months ended September 30, 2015 remained relatively flat.

Derivative losses (gains) and other expense (income), net

Derivative losses (gains) and other expense (income), net amounted to a net expense of $15.8 million during the six months ended September 30, 2015 compared to income of $0.5 million for the comparable prior fiscal year period. Unfavorable mark-to-market adjustments for changes in fair value of derivative contracts amounted to $9.5 million and cash settlement losses on diesel fuel and propylene hedge arrangements amounted to $6.5 million and are significantly higher than the $0.1 million of similar losses incurred during the prior year period. Additionally, we incurred a $0.5 million loss upon completing the step acquisition of BaySaver in July 2015 as a result of remeasuring our original investment. See “Note 2. Acquisitions.”

Income tax expense

For the six months ended September 30, 2015 and 2014, the Company recorded income tax provisions of $11.7 million and $16.8 million, respectively, which represents an effective tax rate of 30.9% and 36.6%, respectively. The current year rate is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates and uncertain tax position relief as a result of the lapse of statute of limitations, partially offset by state and local income taxes.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity in net loss of unconsolidated affiliates for the six months ended September 30, 2015 decreased $0.7 million over the comparable prior year period. Operating performance improved and resulted in smaller net losses compared to the prior year offset by a decrease in our share of BaySaver net earnings as it is included in this category only through July 17, 2015 when the Company gained control of the entity and began to consolidate the operations.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest for the six months ended September 30, 2015 increased $1.7 million or 54.2% over the comparable prior year period. Improved sales and operating margins for ADS Mexicana are responsible for approximately $1.6 million of the increase. Effective July 17, 2015 the Company acquired a controlling interest in BaySaver. The noncontrolling interest’s portion of the BaySaver joint venture’s activity has been included in net income attributable to noncontrolling interest since the effective date of the acquisition. See “Note 2. Acquisitions.”

Net income attributable to ADS and Net income (loss) per share

Net income attributable to ADS of approximately $21.6 million decreased from the preceding fiscal year’s net income attributable to ADS of $25.4 million, as influenced by the factors noted above. Net income per share for the first six months of fiscal year 2016 totaled $0.35 per basic and $0.34 per diluted share as compared to $0.25 per basic and diluted share recorded in the comparable prior year period. The income per share for the six months ended September 30, 2014 was impacted by changes in fair value appreciation on Redeemable convertible preferred stock classified in mezzanine equity which reduced income available to common stockholders by $11.1 million, or $0.22 and $0.21 per basic and diluted share, respectively, for common stockholders.

Adjusted EBITDA (a)

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
Domestic	$97,955	$94,896	3.2%
International	14,799	5,432	172.4%

Total adjusted EBITDA	$112,754	$100,328	12.4%

As a percentage of net sales	15.4%	14.5%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$14,481	$18,997	$26,279	$28,438
Depreciation and amortization	17,367	16,374	36,005	32,400
Interest expense	4,947	5,044	9,233	10,095
Income tax expense	4,368	8,926	11,739	16,819

EBITDA	41,163	49,341	83,256	87,752
Derivative fair value adjustments	5,773	67	9,534	163
Foreign currency transaction (gains) losses	(151)	(205)	166	(75)
Loss on disposal of assets or businesses	295	281	1,161	345
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	769	878	1,638	1,675
Contingent consideration remeasurement	45	20	100	2
Stock-based compensation	724	2,131	1,449	4,377
ESOP deferred stock-based compensation	3,125	2,687	6,250	5,374
Loss on BaySaver step acquisition	490	—	490	—
Restatement costs(b)	8,710	—	8,710	—
Transaction costs (c)	—	—	—	715

Adjusted EBITDA	$60,943	$55,200	$112,754	$100,328

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.

(b)	Represents legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal year 2016.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO in fiscal year 2015.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

Reconciliation of Segment Adjusted EBITDA to Net Income

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$11,222	$3,259	$17,603	$1,394
Depreciation and amortization	15,243	2,124	14,937	1,437
Interest expense	4,901	46	5,020	24
Income tax expense (benefit)	5,884	(1,516)	10,897	(1,971)

Segment EBITDA	37,250	3,913	48,457	884
Derivative fair value adjustments	5,784	(11)	67	—
Foreign currency transaction gains	—	(151)	—	(205)
Loss on sale of assets or businesses	289	6	251	30
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	260	509	291	587
Contingent consideration remeasurement	45	—	20	—
Stock-based compensation	724	—	2,131	—
ESOP deferred stock-based compensation	3,125	—	2,687	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (b)	8,710	—	—	—

Segment Adjusted EBITDA	$56,677	$4,266	$53,904	$1,296

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal year 2016.

	Six Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$16,764	$9,515	$25,446	$2,992
Depreciation and amortization	31,659	4,346	29,595	2,805
Interest expense	8,938	295	10,062	33
Income tax expense (benefit)	12,202	(463)	18,311	(1,492)

Segment EBITDA	69,563	13,693	83,414	4,338
Derivative fair value adjustments	9,506	28	163	—
Foreign currency transaction gains	—	166	—	(75)

	Six Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Loss (gain) on disposal of assets or businesses	1,341	(180)	311	34
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	546	1,092	540	1,135
Contingent consideration remeasurement	100	—	2	—
Stock-based compensation	1,449	—	4,377	—
ESOP deferred stock-based compensation	6,250	—	5,374	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (b)	8,710	—	—	—
Transaction costs (c)	—	—	715	—

Segment Adjusted EBITDA	$97,955	$14,799	$94,896	$5,432

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal year 2016.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO in fiscal year 2015.

System-Wide Net Sales. System-Wide Net Sales is a non-GAAP measure which equals the sum of the net sales of our domestic and international segments plus all net sales from our unconsolidated joint ventures. We participated in three unconsolidated joint ventures during the six months ended September 30, 2015 and 2014, respectively, the South American Joint Venture; Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS/V; and BaySaver prior to July 17, 2015. We use this metric to measure the overall performance of our business across all of our geographies and markets we serve.

Our South American Joint Venture is managed as an integral part of our international segment, and our BaySaver and Tigre-ADS USA joint ventures and are managed as an integral part of our domestic segment. However, they are not consolidated under GAAP, with the exception of BaySaver which we have consolidated since we acquired a controlling interest on July 17, 2015. System-Wide Net Sales is prepared as if our South American Joint Venture, our Tigre-ADS USA joint venture, and BaySaver were accounted for as consolidated subsidiaries for all periods.

The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net sales	$383,329	$366,714	$732,453	$693,148
Net sales associated with our unconsolidated affiliates
South American Joint Venture(a)	13,492	16,776	27,769	30,696
BaySaver joint venture(b)	485	3,423	3,611	5,760
Tigre-ADS USA joint venture(c)	4,031	3,697	8,637	7,230

System-Wide Net Sales	$401,337	$390,610	$772,470	$736,834

(a)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings per Fully Converted Share. Adjusted Earnings per Fully Converted Share, which is a non-GAAP measure, is a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted Earnings per Fully Converted Share (Non-GAAP) by adjusting our Net income per share—Basic and Weighted average common shares outstanding – Basic, the most comparable GAAP measures.

To effect this adjustment, we have (1) removed the accretion of redeemable noncontrolling interest in subsidiaries, (2) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity from the numerator of the Net income per share—Basic computation, (3) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (4) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, and (5) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

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

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP) to our Net income per share and corresponding Weighted average common shares outstanding amounts, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income available to common stockholders	$9,452	$21,358	$18,927	$12,579
Adjustments to net income available to common stockholders:
Accretion of redeemable noncontrolling interest	257	—	257	—
Change in fair value of Redeemable convertible preferred stock	—	(7,319)	—	11,054
Dividends to Redeemable convertible preferred stockholders	362	37	733	75
Dividends paid to unvested restricted stockholders	6	—	12	—
Undistributed income allocated to participating securities	822	2,768	1,680	1,702

Total adjustments to net income available to common stockholders	1,447	(4,514)	2,682	12,831

Net income attributable to ADS	10,899	16,844	21,609	25,410
Fair Value of ESOP compensation related to Redeemable convertible preferred stock	3,125	2,687	6,250	5,374

Adjusted net income - (Non-GAAP)	$14,024	$19,531	$27,859	$30,784

Weighted Average Common Shares Outstanding – Basic	53,882	51,518	53,753	49,538
Unvested restricted shares	117	237	132	235
Redeemable convertible preferred shares	19,504	20,099	19,598	20,099

Total Weighted Average Common Shares Outstanding - Fully Converted (Non-GAAP)	73,503	71,854	73,483	69,872
Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.19	$0.27	$0.38	$0.44

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

As of September 30, 2015, we had $3.2 million in cash that was held by our foreign subsidiaries. Our intent is to reinvest our earnings in foreign subsidiaries. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction.

Working Capital and Cash Flows

During the six months ended September 30, 2015, our net decrease in cash was $0.1 million compared to a net increase of $2.7 million for the six months ended September 30, 2014. During the six months ended September 30, 2015, our source of funds was primarily driven by higher operating earnings, decreased inventories ($49.5 million), non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense) and net borrowings of $26.0 million of Long Term Debt. For the same period ending September 30, 2015, our use of cash was primarily driven by increased accounts receivable balances (up $100.3 million), and spending for capital expenditures ($20.2 million). During the six months ended September 30, 2014, our source of funds was primarily driven by higher operating earnings, proceeds of $79.1 million from shares sold during our IPO, decreased inventories ($27.6 million) and non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense). For the six months ended September 30, 2014, our use of cash was primarily driven by increased accounts receivable balances (up $97.8 million), spending for capital expenditures (15.6 million), repayment of $95.3 million of Long Term Debt in second quarter fiscal 2015 and investments in joint ventures ($7.6 million).

As of September 30, 2015, we had $98.3 million in liquidity, including $3.5 million of cash and cash equivalents and $94.8 million in borrowings available under our Revolving Credit Facilities, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of September 30, 2015, we had total consolidated indebtedness of approximately $425.5 million, up $25.6 million compared to March 31, 2015. We had net borrowings on our revolving line of credit of $29.8 million, offset by $3.8 million of repayments on the term loan during the six months ended September 30, 2015.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014
Statement of Cash Flows data:
Net cash from operating activities	$16,924	$14,906
Net cash used in investing activities	(25,100)	(23,972)
Net cash from financing activities	7,674	11,946

Operating Cash Flows

During the six months ended September 30, 2015, cash provided by operating activities was $16.9 million as compared with $14.9 million for the six months ended September 30, 2014. Cash flow from operating activities during the six months ended September 30, 2015 was impacted by an increase in depreciation and amortization ($3.6 million), an increase in mark to market adjustments on derivatives ($9.8 million), and a reduction in deferred income taxes ($5.9 million), offset by a larger reduction of working capital ($14.2 million) and lower stock-based compensation ($2.1 million).

Investing Cash Flows

During the six months ended September 30, 2015, cash used for investing activities was $25.1 million, primarily due to $20.2 million for capital expenditures in support of operations, $3.2 million for the purchase of an additional 10% of the membership interests in BaySaver, and $1.3 million for the purchase of capitalized software to support the business. During the six months ended September 30, 2014, cash used for investing activities was $24.0 million, primarily due to $15.6 million for capital expenditures in support of operations, a $3.6 million investment for a 49% interest in a newly created domestic joint venture operation, and a $4.0 million investment in our international joint venture operation to support growth initiatives.

Financing Cash Flows

During the six months ended September 30, 2015, cash provided by financing activities was a net $7.7 million, utilizing primarily borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months and early spring. Revolving Credit borrowings amounted to a net inflow of $29.8 million, offset by net repayments on the Term Loan of $3.8 million. During the six months ended September 30, 2014, cash provided by financing activities was $11.9 million, utilizing primarily borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months and early spring. Revolving Credit borrowings amounted to a net outflow of $52.2 million, offset by net proceeds from the IPO.

Capital Expenditures

Capital expenditures totaled $20.2 million and $15.6 million for the six months ended September 30, 2015 and September 30, 2014, respectively. Our capital expenditures for the six months ended September 30, 2015 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $45 million in fiscal year 2016. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2015, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. As of September 30, 2015, the outstanding principal drawn on the Revolving Credit Facility was $234.9 million, with $82.8 million available to be drawn. As of September 30, 2015, the outstanding principal balance of the Term Loan was $87.5 million.

For the prior year fiscal quarter ending September 30, 2015, we used the net proceeds from the initial public offering ($79.1 million), which closed on July 25, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the Revolving Credit Facility was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Mexicana Revolving Credit Facilities, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Fiscal 2015 Form 10-K. As of September 30, 2015, there was no outstanding principal drawn on the revolving credit facility with the entire $12.0 million available to be drawn. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the ADS Mexicana Revolving Credit Facility was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Fiscal 2015 Form 10-K. We have no further amount available for issuance of senior notes under the private shelf agreement. At September 30, 2015 the outstanding principal balance on these notes was $100.0 million. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the Senior Notes were amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The amendments also temporarily modified the Fixed Coverage Charge and Leverage Ratios through September 30, 2015. The Company has satisfied the amended reporting requirements.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Fiscal 2015 Form 10-K. We were in compliance with our debt covenants as of September 30, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 6. Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements. As of September 30, 2015, our South American Joint Venture had approximately $13.5 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to various market risks, primarily related to changes in interest rates, credit risk, raw material supply prices, and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.3 million based on our borrowings as of September 30, 2015. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.2 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of September 30, 2015. The first swap is at $50.0 million notional value at a fixed LIBOR rate of 0.86%, and expires September 1, 2016. The other swap is a $50 million notional value swap which took effect on September 2, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

In addition to the transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Condensed Consolidated Statement of Operations.

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

As previously disclosed in our Fiscal 2015 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2015. See “Item 9A — Controls and Procedures” in our Fiscal 2015 Form 10-K. Although we are not required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal quarter ended September 30, 2015 (the “Evaluation Date”) due to the transition period established by rules of the SEC for newly-public companies, our internal control over financial reporting is an integral part of our disclosure controls and procedures. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2015 Form 10-K were still present as of the Evaluation Date. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2015, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2015 Form 10-K, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2015 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2015 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Date: May 31, 2016

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Sale and Assignment of Ownership Interests dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 20, 2015).

10.2	Amendment No. 1 to BaySaver Technologies, LLC Limited Liability Company Agreement dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 20, 2015).

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2015, by and among Advanced Drainage Systems, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 26, 2015).

10.4	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2015, by and among ADS Mexicana, S.A. de C.V., the Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 26, 2015).

10.5	Amendment No. 8 and Limited Waiver to Amended and Restated Private Shelf Agreement, dated as of August 21, 2015, by and among Advanced Drainage Systems, Inc., Prudential Investment Management, Inc. and each other Prudential Affiliate (as therein defined) and the Guarantors (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 26, 2015).

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.