Form 10-Q
period 2015-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-05-31
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(Amounts in thousands, except par value)	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$6,412	$3,623
Receivables (less allowance for doubtful accounts of $4,516 and $5,423, respectively)	171,768	154,294
Inventories	204,131	269,842
Deferred income taxes and other current assets	19,965	18,972

Total current assets	402,276	446,731
Property, plant and equipment, net	387,654	377,067
Other assets:
Goodwill	100,205	98,679
Intangible assets, net	61,492	58,055
Other assets	49,220	61,167

Total assets	$1,000,847	$1,041,699

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,860	$9,580
Current maturities of capital lease obligations	18,374	15,731
Accounts payable	74,000	111,893
Other accrued liabilities	75,070	54,349
Accrued income taxes	8,171	6,041

Total current liabilities	211,475	197,594
Long-term debt obligation	301,565	390,315
Long-term capital lease obligations	56,265	45,503
Deferred tax liabilities	60,567	65,088
Other liabilities	29,299	28,602

Total liabilities	659,171	727,102
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,899 and 25,639 shares outstanding, respectively	311,240	320,490
Deferred compensation – unearned ESOP shares	(207,154)	(212,469)
Redeemable noncontrolling interest in subsidiaries	7,166	—

Total mezzanine equity	111,252	108,021
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 54,237 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	713,695	700,977
Common stock in treasury, at cost	(441,822)	(445,065)
Accumulated other comprehensive loss	(26,122)	(15,521)
Retained deficit	(42,101)	(62,621)

Total ADS stockholders’ equity	216,043	190,163
Noncontrolling interest in subsidiaries	14,381	16,413

Total stockholders’ equity	230,424	206,576

Total liabilities, mezzanine equity and stockholders’ equity	$1,000,847	$1,041,699

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net sales	$312,827	$279,871	$1,045,280	$973,019
Cost of goods sold	239,504	230,693	815,636	793,220

Gross profit	73,323	49,178	229,644	179,799
Operating expenses:
Selling	21,880	19,913	65,701	59,705
General and administrative	25,776	14,115	69,207	43,756
(Gain) loss on disposal of assets or businesses	(603)	193	558	538
Intangible amortization	2,182	2,328	7,049	7,551

Income from operations	24,088	12,629	87,129	68,249
Other expense:
Interest expense	4,723	4,631	13,956	14,726
Derivative losses and other expense, net	2,561	5,556	18,333	5,100

Income before income taxes	16,804	2,442	54,840	48,423
Income tax expense	8,100	3,407	19,839	20,226
Equity in net loss of unconsolidated affiliates	917	988	935	1,712

Net income (loss)	7,787	(1,953)	34,066	26,485
Less net (loss) income attributable to noncontrolling interest	(189)	1,372	4,481	4,400

Net income (loss) attributable to ADS	7,976	(3,325)	29,585	22,085

Accretion of Redeemable noncontrolling interest	(329)	—	(586)	—
Change in fair value of redeemable convertible preferred stock	—	—	—	(11,054)
Dividends to redeemable convertible preferred stockholders	(349)	(298)	(1,082)	(377)
Dividends paid to unvested restricted stockholders	(6)	(9)	(18)	(9)

Net income (loss) available to common stockholders and participating securities	7,292	(3,632)	27,899	10,645
Undistributed income allocated to participating securities	(479)	—	(2,159)	(995)

Net income (loss) available to common stockholders	$6,813	$(3,632)	$25,740	$9,650

Weighted average common shares outstanding:
Basic	54,133	52,986	53,880	50,691
Diluted	54,527	52,986	60,694	51,206
Net income (loss) per share:
Basic	$0.13	$(0.07)	$0.48	$0.19
Diluted	$0.12	$(0.07)	$0.46	$0.19
Cash dividends declared per share	$0.05	$0.04	$0.15	$0.04

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Net income (loss)	$7,787	$(1,953)	$34,066	$26,485
Other comprehensive loss:
Currency translation	(2,788)	(3,966)	(13,258)	(7,398)

Total other comprehensive loss	(2,788)	(3,966)	(13,258)	(7,398)

Comprehensive income (loss)	4,999	(5,919)	20,808	19,087
Less other comprehensive income (loss) attributable to noncontrolling interest, net of tax	(349)	(1,761)	(2,657)	(2,668)
Less net (loss) income attributable to noncontrolling interest	(189)	1,372	4,481	4,400

Total comprehensive income (loss) attributable to ADS	$5,537	$(5,530)	$18,984	$17,355

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014
Cash Flows from Operating Activities	$129,441	$90,252

Cash Flows from Investing Activities
Capital expenditures	(29,970)	(21,281)
Proceeds from sale of assets or businesses	—	294
Cash paid for acquisitions, net of cash acquired	(3,188)	—
Investment in unconsolidated affiliate	—	(7,566)
Additions of capitalized software	(1,504)	(601)
Proceeds from note receivable to related party	3,854	—
Issuance of note receivable to related party	(3,854)	—
Other investing activities	(741)	(212)

Net cash used in investing activities	(35,403)	(29,366)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	322,700	250,200
Payments on Revolving Credit Facility	(378,300)	(359,500)
Payments on term loan	(6,250)	(4,375)
Proceeds from notes, mortgages, and other debt	6,563	—
Payments of notes, mortgages, and other debt	(7,183)	(1,948)
Payments on capital lease obligation	(14,906)	(6,619)
Payments for deferred initial public offering costs	—	(6,479)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131
Cash dividends paid	(12,671)	(4,254)
Other financing activities	231	205

Net cash used in financing activities	(89,816)	(53,639)

Effect of exchange rate changes on cash and cash equivalents	(1,433)	(425)

Net change in cash	2,789	6,822
Cash at beginning of period	3,623	3,931

Cash at end of period	$6,412	$10,753

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders' Equity	Non- controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable non- controlling interest in subsidiaries	Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at April 1, 2014	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$—	$642,951

Net income	—	—	—	—	—	—	22,085	22,085	4,400	26,485	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,730)	—	(4,730)	(2,668)	(7,398)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(256)	(256)	—	(256)	—	—	—	—	—	—	—	—
Common stock dividend ($0.042 per share)	—	—	—	—	—	—	(2,127)	(2,127)	—	(2,127)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,871)	(1,871)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,999)	—	—	—	—	(1,999)	—	(1,999)	—	—	—	—	(805)	10,063	—	10,063
Exercise of common stock options	—	—	218	(87)	388	—	—	606	—	606	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,956	—	—	—	—	2,956	—	2,956	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,831	(119)	531	—	—	2,362	—	2,362	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196	—	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	(3)	—	—	(3)	—	(3)	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	3,017	(255)	1,137	—	—	4,154	—	4,154	—	—	(332)	(4,154)	—	—	—	(4,154)
Adjustments to Redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	—	11,054
Adjustments to Redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	—	(615,040)

Balance at December 31, 2014	153,560	$12,393	$693,799	100,356	$(446,479)	$(11,560)	$(46,608)	$201,545	$18,445	$219,990	—	$—	25,797	$322,469	16,922	$(211,674)	$—	$110,795

Balance at April 1, 2015	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(62,621)	$190,163	$16,413	$206,576	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	29,585	29,585	4,231	33,816	—	—	—	—	—	—	250	250
Other comprehensive loss	—	—	—	—	—	(10,601)	—	(10,601)	(2,657)	(13,258)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(967)	(967)	—	(967)	—	—	—	—	—	—	—	—
Common stock dividend ($0.15 per share)	—	—	—	—	—	—	(8,098)	(8,098)	—	(8,098)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,060	—	—	—	—	4,060	—	4,060	—	—	—	—	(425)	5,315	—	5,315
Exercise of common stock options	—	—	444	(77)	404	—	—	848	—	848	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,330	—	—	—	—	1,330	—	1,330	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	524	(69)	309	—	—	833	—	833	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	6,720	(569)	2,530	—	—	9,250	—	9,250	—	—	(740)	(9,250)	—	—	—	(9,250)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(360)	—	—	—	—	(360)	—	(360)	—	—	—	—	—	—	586	586

Balance at December 31, 2015	153,560	$12,393	$713,695	99,323	$(441,822)	$(26,122)	$(42,101)	$216,043	$14,381	$230,424	—	$—	24,899	$311,240	16,565	$(207,154)	$7,166	$111,252

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2015 and the results of operations for the three and nine months ended December 31, 2015 and 2014 and cash flows for the nine months ended December 31, 2015 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”).

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

On July 17, 2015, ADS Ventures, Inc. (“ADS/V”), a wholly-owned subsidiary of the Company, acquired an additional 10% of the issued and outstanding membership interests in BaySaver, increasing the Company’s total ownership interest in BaySaver to 65%, for a purchase price of $3,200, plus contingent consideration with an initial estimated fair value of $750. Concurrent with our purchase of the additional membership investment, the BaySaver joint venture agreement was amended to modify the voting rights from an equal vote for each member to a vote based upon the ownership interest. As a result, we have accounted for this transaction as a business combination with BaySaver being consolidated into our financial statements after July 17, 2015.

As we had accounted for our investment in BaySaver prior to the purchase of the 10% additional membership interest under the equity method of accounting, we accounted for this business combination as a step acquisition and recognized a loss of $490 on remeasurement to fair value of our previously held investment. The loss is included in Derivative losses and other expense, net in our Condensed Consolidated Statements of Operations. The fair value of our BaySaver investment immediately before the July 17, 2015 acquisition was measured based on a combination of the discounted cash flow and guideline public company valuation methods and involves significant unobservable inputs (Level 3). These inputs include projected sales, margin, required rate of return and tax rate for the discounted cash flow method, as well as implied pricing multiples, and guideline public company group for the guideline public company method.

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

The net sales and income before income taxes of BaySaver since the acquisition date included in our Condensed Consolidated Statements of Operations were $6,780, and $715, respectively.

The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2014 and includes adjustments for amortization of intangibles, interest expense and our prior equity method accounting for BaySaver. This pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place on April 1, 2014 or of future results. The unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

	Nine months ended December 31,
(Amounts in thousands)	2015	2014
Net sales	$1,048,879	$981,736
Net income attributable to ADS	$29,623	$22,131

Unaudited pro forma net income attributable to ADS has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes and amounts related to the noncontrolling interest, of $94 and $230, additional interest expense, net of related income taxes and amounts related to the noncontrolling interest, of $10 and $27, and the impact of our prior equity method accounting of $109 and $302, net of related income taxes, for the nine months ended December 31, 2015 and 2014, respectively.

3.	INVENTORIES

Inventories as of December 31, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	December 31, 2015	March 31, 2015
Raw materials	$44,403	$50,198
Finished goods	159,728	219,644

Total inventories	$204,131	$269,842

We had no work-in-process inventories as of December 31, 2015 and March 31, 2015.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2015	$87,507	$11,172	$98,679
Acquisition	2,495	—	2,495
Currency translation	—	(969)	(969)

Balance at December 31, 2015	$90,002	$10,203	$100,205

Intangible Assets

Intangible assets as of December 31, 2015 and March 31, 2015 consisted of the following:

	December 31, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$44,579	$(28,740)	$15,839	$40,579	$(26,405)	$14,174
Customer relationships	40,470	(21,614)	18,856	43,167	(26,113)	17,054
Patents	6,938	(4,012)	2,926	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,231	(777)	454	1,365	(691)	674
Trademarks and tradenames	15,390	(3,903)	11,487	14,248	(3,051)	11,197

Total definite-lived intangible assets	108,608	(59,046)	49,562	105,906	(59,810)	46,096
Indefinite-lived intangible assets
Trademarks	11,930	—	11,930	11,959	—	11,959

Total intangible assets	$120,538	$(59,046)	$61,492	$117,865	$(59,810)	$58,055

5.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$47	$—	$47	$—

Total assets at fair value on a recurring basis	$47	$—	$47	$

Liabilities:
Derivative liability - interest rate swaps	$326	$—	$326	$—
Derivative liability - diesel fuel contracts	3,639	—	3,639	—
Derivative liability - propylene swaps	12,552	—	12,552	—
Contingent consideration for acquisitions	2,726	—	—	2,726

Total liabilities at fair value on a recurring basis	$19,243	$—	$16,517	$2,726

	March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$28	$—	$28	$—

Total assets at fair value on a recurring basis	$28	$—	$28	$—

Liabilities :
Derivative liability - interest rate swaps	$765	$—	$765	$—
Derivative liability - diesel fuel contracts	2,841	—	2,841	—
Derivative liability - propylene swaps	5,142	—	5,142	—
Contingent consideration for acquisitions	2,444	—	—	2,444

Total liabilities at fair value on a recurring basis	$11,192	$—	$8,748	$2,444

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2015 and 2014 were as follows:

Three months ended December 31, 2015 and 2014

(Amounts in thousands)	Contingent consideration
Balance at September 30, 2015	$2,869
Change in fair value	14
Payments of contingent consideration liability	(157)

Balance at December 31, 2015	$2,726

(Amounts in thousands)	Contingent consideration
Balance at September 30, 2014	$2,526
Change in fair value	(7)
Payments of contingent consideration liability	(154)

Balance at December 31, 2014	$2,365

Nine months ended December 31, 2015 and 2014

(amounts in thousands)	Contingent consideration
Balance at March 31, 2015	$2,444
Acquisition	750
Change in fair value	114
Payments of contingent consideration liability	(582)

Balance at December 31, 2015	$2,726

	Nine Months Ended December 31, 2014
			Redeemable	Deferred
			convertible	compensation
(amounts in thousands)	Contingent consideration	Redeemable common stock	preferred stock	- unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	4,391	4,391
Change in fair value	(5)	65,921	34,903	(23,849)	76,970
Payments of contingent consideration liability	(528)	—	—	—	(528)
Transfer from Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at December 31, 2014	$2,365	$—	$—	$—	$2,365

For the nine months ended December 31, 2014 our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP shares were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1. Background and Summary of Significant Accounting Policies for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the nine months ended December 31, 2015 and 2014, respectively.

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

The redemption feature of our Redeemable common stock allowing the holder to put its shares to us for cash, as discussed in the previous paragraph, was not in effect upon effectiveness of the IPO on July 25, 2014. As a result, the Redeemable common stock was recorded as mezzanine equity at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity. See Note 1. Background and Summary of Significant Accounting Policies, for more information on the IPO.

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

Upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of December 31, 2015, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable convertible preferred stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1. Background and Summary of Significant Accounting Policies, for more information on the IPO.

Valuation of our Goodwill and Indefinite Lived Intangible Assets

Goodwill and indefinite lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value.

6.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and nine months ended December 31, 2015 and 2014, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business. These cash payments totaled $104 and $203 for the three and nine months ended December 31, 2015, respectively, and $102 and $271 for the three and nine months ended December 31, 2014, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties. There were no such transactions during the three and nine months ended December 31, 2015 and $1,125 and $3,464 for the three and nine months ended December 31, 2014, respectively. Outstanding receivables related to these sales were $361 and $1,005 as of December 31, 2015 and March 31, 2015, respectively.

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

South American Joint Venture

The Tuberias Tigre – ADS Limitada joint venture (“South American Joint Venture”) manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $6,844 as of December 31, 2015. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of South American Joint Venture’s debt is for the life of the credit facility which matures on February 5, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of December 31, 2015 and March 31, 2015, the outstanding principal balance of the credit facility including letters of credit was $13,700 and $13,600, respectively. The weighted average interest rate as of December 31, 2015 was 3.39% on U.S. dollar denominated loans and 7.30% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, ADS and South American Joint Venture jointly enter into agreements for pipe sales with their related parties which were $236 and $1,117 for the three and nine months ended December 31, 2015, respectively and $185 and $648 for the three and nine months ended December 31, 2014. As of December 31, 2015, ADS has a receivable from the South American Joint Venture of $254.

BaySaver

BaySaver is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding membership interests of BaySaver and consolidates its interest in BaySaver.

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

7.	DEBT

Long-term debt as of December 31, 2015 and March 31, 2015 consisted of the following:

(amounts in thousands)	December 31, 2015	March 31, 2015
Bank Term Loans:
Revolving Credit Facility - ADS	$149,500	$205,100
Term Note	85,000	91,250
Senior Notes payable	100,000	100,000
Industrial revenue bonds	2,925	3,545

Total	337,425	399,895
Current maturities	(35,860)	(9,580)

Long-term debt obligations	$301,565	$390,315

ADS Mexicana Scotia Bank Revolving Credit Facility

On December 11, 2014, our joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5,000. The proceeds of the revolving credit facility have primarily been used for short term investments and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of December 31, 2015, there was no outstanding principal drawn on the Scotia Bank revolving credit facility with $5,000 available to be drawn.

8.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and exchange rate fluctuations. For interest rate swaps, the difference between the spot rate and applicable base rate is recorded in Interest expense. Contract settlement gains and losses on collars, commodity swaps and foreign exchange forward contracts as well as gains and losses related to the mark-to-market adjustments for changes in fair value of the derivative contracts are recorded in the Condensed Consolidated Statements of Operations as Derivative losses and other expense, net. The Company recognized (losses) and gains on mark-to-market adjustments for changes in fair value on derivative contracts of $1,784 and $(6,054) for the three months ended December 31, 2015 and 2014, respectively, and $(7,750) and $(6,217) for the nine months ended December 31, 2015 and 2014, respectively.

The fair value of the derivatives is included in the Condensed Consolidated Balance sheet at December 31, 2015 and March 31, 2015 as follows:

	December 31, 2015
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(326)	$—
Foreign exchange forward contracts	47	—	—	—
Diesel fuel option collars and swaps	—	—	(3,364)	(275)
Propylene swaps	—	—	(11,704)	(848)

	March 31, 2015
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(150)	$(615)
Foreign exchange forward contracts	28	—	—	—
Diesel fuel option collars and swaps	—	—	(1,883)	(958)
Propylene swaps	—	—	(4,412)	(730)

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We will, from time to time, secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts are short term in nature and occur in the ordinary course of business. Under such purchase contracts, we have agreed to purchase resin over the period January 2016 through December 2016 at a committed purchase cost of $24,240.

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

The following table presents the changes in the balance of Accumulated other comprehensive loss (“AOCL”) for the nine months ending December 31, which consists entirely of foreign currency translation gains (losses):

(Amounts in thousands)	Accumulated Other Comprehensive Loss
Balance at April 1, 2014	$(6,830)

Other comprehensive loss	(4,730)

Balance at December 31, 2014	$(11,560)

Balance at April 1, 2015	(15,521)

Other comprehensive loss	(10,601)

Balance at December 31, 2015	$(26,122)

11.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events, such as provision to return adjustments. For the nine months ended December 31, 2015 and 2014, the Company utilized an effective tax rate of 36.2% and 41.8%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due to state and local taxes, partially offset by foreign income taxed at lower rates, and in the case of the nine months ended December 31, 2015, the reversal of uncertain tax position accruals as a result of the lapse of the statute of limitations.

12.	NET INCOME (LOSS) PER SHARE

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income (loss) per share, income available to common shareholders used in the basic net income (loss) per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income (loss) per share assumes the Redeemable convertible preferred stock would be cash settled through the effective date of the IPO on July 25, 2014, as we have the choice of settling in cash or shares and we have demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, Management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through December 31, 2015, if dilutive. For purposes of the calculation of diluted net income (loss) per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

Prior to the effective date of the IPO, the Company’s Redeemable common stock was included in the weighted-average number of common shares outstanding for calculating basic and diluted net income (loss) per share.

The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended December 31, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income (loss) per share - Basic
Net income (loss) attributable to ADS	$7,976	$(3,325)	$29,585	$22,085
Adjustment for:
Accretion of redeemable noncontrolling interest	(329)	—	(586)	—
Change in fair value of redeemable convertible preferred stock	—	—	—	(11,054)
Dividends to redeemable convertible preferred stock	(349)	(298)	(1,082)	(377)
Dividends paid to unvested restricted stockholders	(6)	(9)	(18)	(9)

Net income (loss) available to common stockholders and participating securities	7,292	(3,632)	27,899	10,645
Undistributed income allocated to participating securities	(479)	—	(2,159)	(995)

Net income (loss) available to common stockholders - Basic	6,813	(3,632)	25,740	9,650
Weighted average number of common shares outstanding - Basic	54,133	52,986	53,880	50,691

Net income (loss) per common share - Basic	$0.13	$(0.07)	$0.48	$0.19

Net income (loss) per share - Diluted
Net income (loss) available to common stockholders - Basic	$6,813	$(3,632)	$25,740	$9,650
Amount allocated to participating preferred stockholders	—	—	2,116	—
Preferred stock dividends, net of tax	—	—	703	—
Tax benefit on an as if converted common dividend	—	—	107	—
Additional compensation for leverage ESOP	—	—	(506)	—

Net income (loss) available to common stockholders - Diluted	6,813	(3,632)	28,160	9,650
Weighted average number of common shares outstanding - Basic	54,133	52,986	53,880	50,691
Assumed conversion of preferred stock	—	—	6,417	—
Assumed exercise of stock options	394	—	397	515

Weighted average number of common shares outstanding - Diluted	54,527	52,986	60,694	51,206

Net income (loss) per common share - Diluted	$0.12	$(0.07)	$0.46	$0.19

Potentially dilutive securities excluded as anti-dilutive	6,218	6,560	—	3,808

13.	BUSINESS SEGMENTS INFORMATION

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

The following table sets forth reportable segment information with respect to the amount of net sales contributed by each class of similar products of our consolidated gross profit for the three and nine months ended December 31, 2015 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Domestic
Pipe	$196,162	$179,979	$654,987	$637,728
Allied Products	70,588	59,236	237,228	210,888

Total domestic	266,750	239,215	892,215	848,616

International
Pipe	34,451	34,171	121,368	102,320
Allied Products	11,626	6,485	31,697	22,083

Total international	46,077	40,656	153,065	124,403

Total net sales	$312,827	$279,871	$1,045,280	$973,019

The following sets forth certain additional financial information attributable to our reportable segments for the three and nine months ended December 31, 2015 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Net Sales
Domestic	$266,750	$239,215	$892,215	$848,616
International	46,077	40,656	153,065	124,403

Total	$312,827	$279,871	$1,045,280	$973,019

Gross Profit
Domestic	64,948	41,764	198,082	161,405
International	8,375	7,414	31,562	18,394

Total	$73,323	$49,178	$229,644	$179,799

Segment Adjusted EBITDA
Domestic	43,996	30,298	141,946	125,195
International	4,201	3,500	19,005	8,932

Total	$48,197	$33,798	$160,951	$134,127

Interest expense, net
Domestic	4,606	4,613	13,544	14,675
International	117	18	412	51

Total	$4,723	$4,631	$13,956	$14,726

Depreciation and amortization
Domestic	15,221	14,742	46,880	44,338
International	2,081	1,376	6,427	4,181

Total	$17,302	$16,118	$53,307	$48,519

Equity in net income (loss) of unconsolidated affiliates
Domestic	(99)	(92)	224	312
International	(818)	(896)	(1,159)	(2,024)

Total	$(917)	$(988)	$(935)	$(1,712)

Capital expenditures
Domestic	7,446	4,673	23,921	19,461
International	2,327	1,012	6,049	1,820

Total	$9,773	$5,685	$29,970	$21,281

The following sets forth certain additional financial information attributable to our reporting segments as of December 31, 2015 and March 31, 2015, respectively.

	December 31, 2015	March 31, 2015
Investment in unconsolidated affiliates
Domestic	$2,976	$7,957
International	13,739	17,081

Total	$16,715	$25,038

Total identifiable assets
Domestic	$906,408	$942,267
International	144,571	168,624
Eliminations	(50,132)	(69,193)

Total	$1,000,847	$1,041,699

Reconciliation of Segment Adjusted EBITDA to Net (Loss) Income

	Three Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income (loss)	$9,548	$(1,761)	$(3,911)	$1,958
Depreciation and amortization	15,221	2,081	14,742	1,376
Interest expense	4,606	117	4,613	18
Income tax expense	5,206	2,894	3,160	247

Segment EBITDA	34,581	3,331	18,604	3,599
Derivative fair value adjustment	(1,733)	(51)	6,310	(256)
Foreign currency transaction losses (gains)	—	569	—	(561)
(Gain) loss on disposal of assets or businesses	(546)	(57)	175	18
Unconsolidated affiliates interest, tax depreciation and amortization(a)	223	409	648	700
Contingent consideration remeasurement	14	—	(7)	—
Stock-based compensation	714	—	1,542	—
ESOP deferred stock-based compensation	3,125	—	2,690	—
Restatement costs(b)	7,618	—	—	—
Transaction costs(c)	—	—	336	—

Segment Adjusted EBITDA	$43,996	$4,201	$30,298	$3,500

a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our secondary public offering in fiscal year 2015.

	Nine Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$26,312	$7,754	$21,535	$4,950
Depreciation and amortization	46,880	6,427	44,338	4,181
Interest expense	13,544	412	14,675	51
Income tax expense	17,408	2,431	21,471	(1,245)

Segment EBITDA	104,144	17,024	102,019	7,937
Derivative fair value adjustment	7,768	(18)	6,473	(256)
Foreign currency transaction losses (gains)	—	735	—	(636)
Loss (gain) on disposal of assets or businesses	795	(237)	486	52
Unconsolidated affiliates interest, tax depreciation and amortization(a)	769	1,501	1,188	1,835
Contingent consideration remeasurement	114	—	(5)	—
Stock-based compensation	2,163	—	5,919	—
ESOP deferred stock-based compensation	9,375	—	8,064	—
Loss related to BaySaver step acquisition	490	—	—	—
Restatement costs(b)	16,328	—	—	—
Transaction costs(c)	—	—	1,051	—

Segment Adjusted EBITDA	$141,946	$19,005	$125,195	$8,932

a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.

b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our IPO and secondary public offering in fiscal year 2015.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2015 and 2014, the Company acquired Property, plant and equipment under capital lease and incurred lease obligations of $28,109 and $22,531, respectively.

15.	SUBSEQUENT EVENTS

Subsequent Events Related to the Bank Term Loans and Senior Notes

Our long-term debt primarily consists of amounts outstanding under a Revolving Credit Facility with borrowing capacity of $325,000 for ADS, Inc., a Revolving Credit Facility for ADS-Mexicana with borrowing capacity of $12,000, and a $100,000 term note (collectively, the “Bank Term Loans”), and the $100,000 of outstanding senior promissory notes (“Senior Notes”). The amendments and consents described below that occurred between July 2015 and February 2016 related to the delay in the filing of the fiscal year 2015 Form 10-K, and the restatement of the Company’s previously issued financial statements (the “Restatement”) as reflected in the Fiscal 2015 Form 10-K, which was filed in March 2016.

From July 2015 through December 2015, the Company obtained various consents from the lenders and amended the Bank Term Loans and Senior Notes. These consents and the additional amendments had the effect of: (i) extending the time for delivery of our fiscal 2015 audited financial statements and the first and second quarter fiscal 2016 quarterly financial statements to January 31, 2016, whereby an event of default was waived as long as those financial statements were delivered within the thirty day grace period after that date, (ii) modified certain definitions applicable to the Company’s affirmative and negative financial covenants, including the negative covenant on indebtedness, to accommodate the Company’s treatment of its transportation and equipment leases as capital leases rather than operating leases and to accommodate the treatment of the costs related to the Company’s restatement, and (iii) permitted the Company’s payment of quarterly dividends on common shares in June, August and December 2015.

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

Subsequent Event Related to ADS Mexicana Scotia Bank Revolving Credit Facility

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

While we had previously accounted for our investment in BaySaver under the equity method of accounting, we have concluded that the additional investment results in a step acquisition of BaySaver that will be treated as a business combination. As a result, our condensed consolidated financial statements include the consolidation of BaySaver’s financial statements beginning on July 17, 2015. The accounting for the step acquisition resulted in the Company recognizing a loss of $0.5 million in the period of acquisition due to the remeasurement to fair value of our prior equity interest, which is included in Derivative losses and other expense, net in our Condensed Consolidated Statements of Operations.

Results of Operations

Three Months Ended December 31, 2015 Compared With Three Months Ended December 31, 2014

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the three months ended December 31, 2015 and 2014. Also included is certain information relating to the operating results as a percentage of net sales.

(Amounts in thousands, except per share data)	Three Months Ended December 31, 2015	% of Net Sales	Three Months Ended December 31, 2014	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$312,827	100.0%	$279,871	100.0%	11.8%
Cost of goods sold	239,504	76.6%	230,693	82.4%	3.8%

Gross profit	73,323	23.4%	49,178	17.6%	49.1%
Selling expenses	21,880	7.0%	19,913	7.1%	9.9%
General and administrative expenses	25,776	8.2%	14,115	5.0%	82.6%
(Gain) loss on disposal of assets or businesses	(603)	(0.2%)	193	0.1%	(412.4%)
Intangible amortization	2,182	0.7%	2,328	0.8%	(6.3%)

(Amounts in thousands)	Three Months Ended December 31, 2015	% of Net Sales	Three Months Ended December 31, 2014	% of Net Sales	% Variance
Income from operations	24,088	7.7%	12,629	4.5%	90.7%
Interest expense	4,723	1.5%	4,631	1.7%	2.0%
Derivative losses and other expense, net	2,561	0.8%	5,556	2.0%	(53.9%)

Income before income taxes	16,804	5.4%	2,442	0.9%	588.1%
Income tax expense	8,100	2.6%	3,407	1.2%	137.7%
Equity in net loss of unconsolidated affiliates	917	0.3%	988	0.4%	(7.2%)

Net income (loss)	7,787	2.5%	(1,953)	(0.7%)	(498.7%)
Less net (loss) income attributable to noncontrolling interest	(189)	(0.1%)	1,372	0.5%	(113.8%)

Net income (loss) attributable to ADS	$7,976	2.6%	$(3,325)	(1.2%)	(339.9%)

Other financial data:
Adjusted EBITDA (a)	$48,197	15.4%	$33,798	12.1%	42.6%
System-Wide Net Sales (a)	$330,866	105.8%	$301,435	107.7%	9.8%
Adjusted Earnings Per Fully Converted Share (a)	$0.15	—	$(0.01)	—	*

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Three Months Ended December 31,
(Amounts in thousands)	2015	2014	% Variance
Domestic
Pipe	$196,162	$179,979	9.0%
Allied Products	70,588	59,236	19.2%

Total domestic	266,750	239,215	11.5%

International
Pipe	34,451	34,171	0.8%
Allied Products	11,626	6,485	79.3%

Total international	46,077	40,656	13.3%

Total net sales	$312,827	$279,871	11.8%

Net sales for the quarter ended December 31, 2015 totaled $312.8 million, increasing $32.9 million, or 11.8%, over the comparable prior year period.

Domestic net sales increased $27.6 million, or 11.5%, for the third quarter ended December 31, 2015, as compared to the comparable prior year period. The increase in domestic sales was due to continued growth in the non-residential, residential and infrastructure markets and a modest increase in agricultural sales. All domestic end markets also benefitted from mild winter weather at the end of the quarter. Of the $27.6 million in sales growth, the breakdown between our Pipe and Allied Products reflected increases of $16.2 million and $11.4 million, respectively. Pipe sales were helped by a volume increase of 12.2% compared to the comparable period in the prior year, offset by a decrease in Pipe selling prices of 2.9% compared to the comparable prior year period. Allied Product sales increased 19.2% which included the addition of $3.3 million in sales from the acquisition of BaySaver as well as strong gains in our StormTech, Fittings, and Nyloplast product lines.

International net sales for the third quarter ended December 31, 2015 increased $5.4 million, or 13.3%, over the comparable fiscal year 2015 period. The growth was primarily due to increased sales in Canada of $11.5 million as a result of the Ideal Pipe acquisition, offsetting soft sales performance in Mexico which declined by $5.5 million during the three months ended December 31, 2015 as compared to the comparable prior year period. Slower public spending was the main factor for the decline in third quarter net sales in Mexico versus the comparable prior year period. In addition, the Canadian dollar was approximately 15% weaker against the U.S. dollar in the three month period ended December 31, 2015, compared to the three month period ended December 31, 2014, which had a negative impact on Net sales for Canada of $5.0 million during the three month period ended December 31, 2015.

System-Wide Net Sales for the third quarter ended December 31, 2015 were $330.9 million, a net increase of $29.5 million, or 9.8%, over System-Wide Net Sales of $301.4 million for the third quarter of fiscal 2015. Net sales at our South American Joint Venture operation were down $1.4 million or 9.3% over the comparable prior year period. This decrease was offset by an increase in net sales at our domestic joint venture, Tigre-ADS USA, of $0.9 million for the three months ended December 31 2015, as compared to the prior fiscal year period. The company acquired a controlling interest in BaySaver during the second fiscal quarter of fiscal year 2016 and those sales are now included in the Company’s consolidated net sales. During the comparable fiscal year 2015 period BaySaver contributed $2.9 million in sales.

Cost of goods sold and Gross profit

Cost of Goods Sold increased $8.8 million or 3.8% to $239.5 million for the three months ended December 31, 2015 compared to $230.7 million over the comparable fiscal year 2015 period.

Gross profit for the three months ended December 31, 2015 increased $24.1 million or 49.1% over the comparable fiscal year 2015 period. Gross profit as a percentage of net sales totaled 23.4% for the three months ended December 31, 2015 as compared to 17.6% for the comparable fiscal year 2015 period.

Domestic gross profit increased $23.1 million, or 55.5%, to $64.9 million for the three months ended December 31, 2015 as compared to $41.8 million during the comparable prior year period. In addition to the impact of the 11.5% increase in domestic net sales over the comparable fiscal year 2015 period, the increase was driven by a reduction of 14.0% in the cost of pipe resin used in products sold during the quarter versus the comparable prior year period. Both virgin and non-virgin resin prices continued to decline during the third quarter of fiscal 2016. Freight costs totaled 9.7% of domestic net sales for the three months ended December 31, 2015, compared to 9.5% for the prior year period. The higher costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet which offset the benefit of diesel fuel prices moving lower throughout the quarter. Diesel prices declined approximately 30.0% compared to the prior year period.

International gross profit increased $1.0 million, or 13.0%, for the third quarter of fiscal year 2016 over the comparable fiscal year 2015 period. This was the result of the impact of the 13.3% increase in international net sales. Gross profit margins were negatively impacted by the continued devaluation of the Canadian dollar versus the U.S. dollar as revenue from our Canadian subsidiaries is transacted in the Canadian dollar whereas the cost of raw material is substantially transacted in U.S. dollars.

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

Selling expenses for the three months ended December 31, 2015 increased $2.0 million, or 9.9%, over the comparable fiscal year 2015 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses decreased slightly to 7.0% for the third quarter of fiscal 2015 as compared to 7.1% for the comparable prior year period.

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

General and administrative expenses for the three months ended December 31, 2015 increased $11.7 million, or 82.6%, over the comparable fiscal year 2015 period. The large increase was related in part to incremental expenses for audit, tax, legal and other professional fees which amounted to $7.6 million related to the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no comparable amounts in the fiscal year 2015 period. In addition, salaries and compensation expense increased by $1.8 million during the third quarter of fiscal year 2016 and there was an additional $0.6 million in general and administrative expense from the acquisition of the Ideal and BaySaver businesses, partially offset by a decrease in stock-based compensation expense of $0.8 million during the period. The remaining increase related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. Overall, general and administrative expenses amounted to 8.2% of net sales for the three months ended December 31, 2015 compared to 5.0% for the comparable prior year period.

Gain (loss) on disposal of assets or businesses

Gain (loss) on disposal of assets for the three months ended December 31, 2014 changed from a loss of $0.2 million to a gain of $0.6 million for the three months ended December 31, 2015. We did not dispose of any businesses during the three months ended December 31, 2015 or 2014.

Intangible amortization

Intangible amortization for the three months ended December 31, 2015 decreased $0.1 million, or 6.3%, over the comparable fiscal year 2015 period as a result of intangible assets of $7.8 million becoming fully amortized during fiscal 2015 offset by the additional amortization for the Ideal Pipe intangible assets acquired in the fourth quarter of fiscal year 2015 and the BaySaver intangible assets acquired in the second quarter of fiscal year 2016.

Interest expense

Interest expense for the three months ended December 31, 2015 decreased slightly, $0.1 million, or 2.0%, over the comparable fiscal year 2015 period. The modest decrease in the current year third quarter was due to lower average interest rates on our outstanding indebtedness. Average debt outstanding was up only slightly compared to the prior year period, which modestly offset the impact of slightly lower rates.

Derivative losses and other expense, net

Derivative losses and other expense, net decreased $3.0 million over the comparable prior year period as a result of changes in both realized and unrealized gains and losses on hedging activities. The net derivative expense activity for the three months ended December 31, 2015 was $2.4 million (realized loss of $4.1 million less unrealized gain of $1.8 million). This compares to a net derivative expense of $6.5 million incurred during the comparable prior year period (realized loss of $0.4 million and an unrealized loss of $6.1 million). The balance of the change relates primarily to foreign currency transaction gains and other insignificant gains or losses.

Income tax expense

For the three months ended December 31, 2015 and 2014, the Company recorded an income tax provision of $8.1 million and $3.4 million, respectively. These provisions represent an effective tax rate of 48.2% and 139.5%, respectively. Income before income taxes increased significantly compared to the prior year resulting in a much higher provision for income taxes. The effective tax rate for the three months ended December 31, 2015 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of non-deductible items in our tax calculations.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates decreased $0.1 million from $1.0 million for the three months ended December 31, 2014 to $0.9 million for the three months ended December 31, 2015.

Net (loss) income attributable to noncontrolling interest

Net (loss) income attributable to noncontrolling interest represents the share of ADS Mexicana and BaySaver net income attributable to the minority interest holders. Net (loss) income attributable to noncontrolling interest changed from income of $1.4 million for the three months ended December 31, 2014 to a loss of $0.2 million for the three months ended December 31, 2015. The change is largely due to losses incurred by ADS Mexicana of $0.3 million for the three months ended December 31, 2015 compared to income of $1.4 million for the prior fiscal year 2015 period. The balance of the change relates to activity for BaySaver.

Net loss attributable to ADS and Net loss per share

Third quarter net income attributable to ADS for fiscal year 2016 was $8.0 million, improving from fiscal year 2015 third quarter’s net loss attributable to ADS of $3.3 million, as influenced by the factors noted above. Net income per share for the third quarter fiscal year 2016 totaled $0.13 per basic and $0.12 per diluted share, as compared to a loss of $0.07 per basic and diluted share recorded in the comparable prior year period.

Adjusted EBITDA(a)

(Amounts in thousands)	Three Months Ended December 31,
	2015	2014	% Variance
Domestic	$43,996	$30,298	45.2%
International	4,201	3,500	20.0%

Total adjusted EBITDA	$48,197	$33,798	42.6%

As a percentage of net sales	15.4%	12.1%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Nine Months Ended December 31, 2015 Compared With Nine Months Ended December 31, 2014

The following tables summarize certain financial information relating to our operating results that have been derived from our condensed consolidated financial statements for the nine months ended December 31, 2015 and 2014. Also included is certain information relating to the operating results as a percentage of net sales.

(Amounts in thousands, except per share data)	Nine Months Ended December 31, 2015	% of Net Sales	Nine Months Ended December 31, 2014	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$1,045,280	100.0%	$973,019	100.0%	7.4%
Cost of goods sold	815,636	78.0%	793,220	81.5%	2.8%

Gross profit	229,644	22.0%	179,799	18.5%	27.7%
Selling expenses	65,701	6.3%	59,705	6.1%	10.0%
General and administrative expenses	69,207	6.6%	43,756	4.5%	58.2%
Loss on disposal of assets or businesses	558	0.1%	538	0.1%	3.7%
Intangible amortization	7,049	0.7%	7,551	0.8%	(6.6%)

Income from operations	87,129	8.3%	68,249	7.0%	27.7%
Interest expense	13,956	1.3%	14,726	1.5%	(5.2%)
Derivative losses and other expense, net	18,333	1.8%	5,100	0.5%	259.5%

Income before income taxes	54,840	5.2%	48,423	5.0%	13.3%
Income tax expense	19,839	1.9%	20,226	2.1%	(1.9%)
Equity in net loss of unconsolidated affiliates	935	0.1%	1,712	0.2%	(45.4%)

Net income	34,066	3.3%	26,485	2.7%	28.6%
Less net income attributable to noncontrolling interest	4,481	0.4%	4,400	0.5%	1.8%

Net income attributable to ADS	$29,585	2.8%	$22,085	2.3%	34.0%

Other financial data:
Adjusted EBITDA (a)	$160,952	15.4%	$134,127	13.8%	20.0%
System-Wide Net Sales (a)	$1,103,336	105.6%	$1,038,269	106.7%	6.3%
Adjusted Earnings Per Fully Converted Share (a)	$0.53	—	$0.42	—	24.9%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	% Variance
Domestic
Pipe	$654,987	$637,728	2.7%
Allied Products	237,228	210,888	12.5%

Total domestic	892,215	848,616	5.1%

International
Pipe	121,368	102,320	18.6%
Allied Products	31,697	22,083	43.5%

Total international	153,065	124,403	23.0%

Total net sales	$1,045,280	$973,019	7.4%

Net sales totaled $1,045.3 million for the nine months ended December 31, 2015, increasing $72.3 million, or 7.4%, over the comparable period for fiscal year 2015. The total sales growth when broken down between our Pipe and Allied Products, reflected increases of $36.4 million or 4.9% and $35.9 million or 15.4%, respectively, for the nine months ended December 31, 2015 as compared to the prior year period.

Domestic net sales increased $43.6 million, or 5.1%, for the nine months ended December 31, 2015, as compared to the prior year period. Domestic pipe sales increased $17.3 million, or 2.7%, due to continued growth in our N-12 HDPE and High Performance PP product lines offsetting lower agricultural sales. Allied Product sales increased $26.3 million, or 12.5%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. In addition, approximately $6.8 million of the total Allied Product sales increase relates to the acquisition of BaySaver during the second fiscal quarter of fiscal 2016.

International net sales increased $28.7 million, or 23.0%, for the nine months ended December 31, 2015 over the comparable fiscal year 2015 period. The growth was primarily due to increased sales in Canada, including in particular the contribution from the acquisition of Ideal Pipe, which increased sales by approximately $36.8 million, helping to offset decreased sales in Mexico of $3.5 million. In addition, the Canadian dollar was approximately 14% weaker against the U.S. dollar in the nine month period ended December 31, 2015, compared to the nine month period ended December 31, 2014, which had a negative impact on Net sales for Canada of $15.6 million during the nine month period ended December 31, 2015.

System-Wide Net Sales were $1,103.3 million for the first nine months of fiscal year 2016, an increase of $65.0 million, or 6.3%, over System-Wide Net Sales of $1,038.3 million for the first nine months of fiscal year 2015. Net sales at our South American Joint Venture operation were negatively impacted by continued softness in the mining markets and an overall construction slowdown due to reduced public spending resulting in a sales decline of $4.4 million or 9.6% to $41.3 million. Net sales at our domestic joint ventures, Tigre-ADS USA and BaySaver, provided combined net sales for unconsolidated joint ventures of $16.7 million for the nine months ended December 31, 2015, down $2.8 million when compared to the prior fiscal year period. However, when taking into consideration the $6.8 million in net sales recognized for BaySaver subsequent to the July 2015 acquisition of the controlling interest, comparable sales are up $4.0 million or 20.5%.

Cost of goods sold and Gross profit

Cost of Goods Sold increased $22.4 million or 2.8% for the nine months ended December 31, 2015 compared with the same period during fiscal year 2015.

Gross profit increased $49.8 million or 27.7% from $179.8 million to $229.6 million for the nine months ended December 31, 2015 compared with the same period in the prior year. Gross profit as a percentage of net sales totaled 22.0% for the nine months ended December 31, 2015 as compared to 18.5% for the prior year.

Domestic gross profit increased $36.7 million, or 22.7%, to $198.1 million for the nine months ended December 31, 2015 as compared to $161.4 million during the prior year period. In addition to the impact of the 5.1% increase in domestic net sales over the comparable fiscal year 2015 period, the increase was also driven by a reduction in raw material costs of approximately 8.4%, particularly pipe resin costs. Raw material prices were flat in the first quarter and then declined in the second and third quarters of fiscal 2016 as compared to the prior year periods. Freight costs totaled 9.6% of domestic net sales for the nine months ended December 31, 2015, compared to 9.3% for the prior year period. Diesel prices began to moderate after the third quarter of fiscal year 2015 and continued to decline throughout fiscal 2016. The higher costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet, which offset the benefit of diesel fuel prices moving lower throughout the quarter. Diesel prices were approximately 31.0% below the prior fiscal year for the nine-month period.

International gross profit increased $13.2 million, or 71.6%, for the first nine months of fiscal year 2016 over the comparable fiscal year 2015 period. This was the result of the impact of a 23.0% increase in international net sales. Gross profit was also helped by improved gross profit performance in Mexico for the nine months ended December 31, 2015, as Mexico benefitted from lower resin costs.

Selling expenses

Selling expenses consist of field selling and customer service for personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consists of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for the nine months ended December 31, 2015 increased $6.0 million, or 10.0%, over the comparable fiscal year 2015 period, growing at a higher rate than the change in net sales. The increase was primarily the result of increases in selling expenses related to Ideal Pipe and BaySaver, variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses increased slightly to 6.3% for the first nine months of fiscal 2016 as compared to 6.1% for the comparable prior year period.

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

General and administrative expenses for the nine months ended December 31, 2015 increased $25.4 million, or 58.2%, over the comparable 2015 fiscal year period. The increase was primarily the result of significant increases in professional fees for accounting, audit, tax, legal and other professional fees incurred in connection with the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no such amounts in the comparable fiscal 2015 period. These fees amounted to approximately $16.3 million for the nine months ended December 31, 2015. There was also an increase in salary and compensation expenses of $2.2 million, as well as incremental general and administrative expenses related to the Ideal Pipe and BaySaver acquisitions of $1.4 million. The remaining increase related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. Overall, general and administrative expenses amounted to 6.6% of net sales compared to 4.5% in the prior year.

Loss on disposal of assets or businesses

Loss on the disposal of assets or businesses for the nine months ended December 31, 2015 and December 31, 2014 was not significant for either period, amounting to losses of $0.6 million and $0.5 million, respectively.

Intangible amortization

Intangible amortization for the nine months ended December 31, 2015 decreased $0.6 million, or 6.6%, over the comparable prior year period as a result of intangible assets of $7.8 million becoming fully amortized during fiscal 2015, offset by the additional amortization for the Ideal Pipe intangible assets acquired in the fourth quarter of fiscal year 2015 and the BaySaver intangible assets acquired in the second quarter of fiscal year 2016.

Interest expense

Interest expense for the nine months ended December 31, 2015 decreased $0.7 million, or 5.2%, over the comparable prior year period. The decrease was due to both slightly lower average interest rates on our outstanding Revolving Credit Facility, most of which is based on LIBOR, in addition to a modestly lower average outstanding debt balance over the nine-month period. For the prior period ended December 31, 2014, the Company carried a higher Revolving Credit Facility balance through July 2014 until the IPO proceeds were used to reduce the Revolving Credit Facility balance. Additionally, during the nine-month period ending December 31, 2014, a 2% surcharge on our Senior Notes was incurred during the first quarter of fiscal 2015 due to our leverage ratio of Adjusted EBITDA to Funded Debt exceeding three times at June 30, 2014. The surcharge increased interest expense by $0.5 million for the first quarter of fiscal year 2015, and there was no such amount incurred in fiscal year 2016.

Derivative losses and other expense, net

Derivative losses and other expense, net for the nine months ended December 31, 2015 increased $13.2 million over the comparable prior year period. The increase in expense is predominantly a result of both realized and unrealized losses on hedging activities. The hedging losses for the nine months ended December 31, 2015 were $18.4 million comprised of realized losses on cash settlements of $10.6 million and unrealized losses on mark-to-market adjustments of $7.8 million. This compares to a net hedging loss of $6.6 million incurred during the prior nine month period, consisting of realized losses on cash settlements of $0.4 million and unrealized losses of $6.2 million on the unfavorable mark-to-market adjustments. In addition to the hedging losses, the Company realized a loss of $0.5 million upon completing the acquisition of BaySaver as a result of remeasuring our investment as of the July 17, 2015 step acquisition. See “Note 2. Acquisitions.” The balance of the change relates primarily to foreign currency transaction activity and other insignificant gains or losses.

Income tax expense

For the nine months ended December 31, 2015 and 2014, the Company recorded income tax provisions of $19.8 million and $20.2 million, respectively, which represent an effective tax rate of 36.2% and 41.8%, respectively. The effective tax rate for the first nine months of the fiscal 2016 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of non-deductible items in our tax calculations.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the two unconsolidated joint ventures in which we have significant influence, but not control, over operations as well as our proportional share of BaySaver earnings up until the July 17, 2015 step acquisition. Equity in net loss of unconsolidated affiliates for the nine months ended December 31, 2015 decreased $0.8 million over the comparable prior fiscal year period to a net loss of $0.9 million compared to a net loss of $1.7 million. The decrease was primarily due to lower net losses generated by the South American Joint Venture which reduced our share of the losses during the nine-months ended December 31, 2015 to $1.2 million compared to $2.0 million for the comparable prior year period.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents income attributable to the noncontrolling interest holders in joint venture operations that are consolidated in our condensed consolidated financial statements. Net income attributable to noncontrolling interest increased $0.1 million for the nine months ended December 31, 2015 to $4.5 million compared to $4.4 million for the comparable prior year period. As noted above, the 35.0% noncontrolling interest for BaySaver is now included in the fiscal 2016 results beginning after July 17, 2015.

Net income attributable to ADS and Net income per share

Net income attributable to ADS of $29.6 million increased from the preceding fiscal year’s net income attributable to ADS of $22.1 million, as influenced by the factors noted above. Net income per share for the first nine months of fiscal year 2016 totaled $0.48 and $0.46 per basic and diluted per share, respectively, as compared to net income per share of $0.19 per basic and diluted share recorded in the comparable prior year period. The net income per share for the nine months ended December 31, 2014 was impacted by changes in fair value appreciation of Redeemable convertible preferred stock classified in mezzanine equity which reduced income available to common stockholders by $11.1 million, or $0.22 per share for common stockholders.

Adjusted EBITDA (a)

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	% Variance
Domestic adjusted EBITDA	$141,946	$125,195	13.4%
International adjusted EBITDA	19,005	8,932	112.8%

Total adjusted EBITDA	$160,951	$134,127	20.0%

As a percentage of net sales	15.4%	13.8%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Net income (loss)	$7,787	$(1,953)	$34,066	$26,485
Depreciation and amortization	17,302	16,118	53,307	48,519
Interest expense	4,723	4,631	13,956	14,726
Income tax expense	8,100	3,407	19,839	20,226

EBITDA	37,912	22,203	121,168	109,956
Derivative fair value adjustments	(1,784)	6,054	7,750	6,217
Foreign currency transaction losses (gains)	569	(561)	735	(636)
(Gain) loss on disposal of assets or businesses	(603)	193	558	538

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	632	1,348	2,270	3,023
Contingent consideration remeasurement	14	(7)	114	(5)
Stock-based compensation	714	1,542	2,163	5,919
ESOP deferred stock-based compensation	3,125	2,690	9,375	8,064
Loss related to BaySaver step acquisition	—	—	490	—
Restatement costs (b)	7,618	—	16,328	—
Transaction costs (c)	—	336	—	1,051

Adjusted EBITDA	$48,197	$33,798	$160,951	$134,127

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our secondary public offering in fiscal year 2015.

Reconciliation of Segment Adjusted EBITDA to Net Income

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income (Loss), the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income (loss)	$9,548	$(1,761)	$(3,911)	$1,958
Depreciation and amortization	15,221	2,081	14,742	1,376
Interest expense	4,606	117	4,613	18
Income tax expense	5,206	2,894	3,160	247

Segment EBITDA	34,581	3,331	18,604	3,599
Derivative fair value adjustments	(1,733)	(51)	6,310	(256)
Foreign currency transaction losses (gains)	—	569	—	(561)
(Gain) loss on disposal of assets or businesses	(546)	(57)	175	18
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	223	409	648	700
Contingent consideration remeasurement	14	—	(7)	—
Stock-based compensation	714	—	1,542	—
ESOP deferred stock-based compensation	3,125	—	2,690	—
Restatement costs (b)	7,618	—	—	—
Transaction costs (c)	—	—	336	—

Segment Adjusted EBITDA	$43,996	$4,201	$30,298	$3,500

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our IPO and secondary public offering in fiscal year 2015.

	Nine Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$26,312	$7,754	$21,535	$4,950
Depreciation and amortization	46,880	6,427	44,338	4,181
Interest expense	13,544	412	14,675	51
Income tax expense (benefit)	17,408	2,431	21,471	(1,245)

Segment EBITDA	104,144	17,024	102,019	7,937
Derivative fair value adjustments	7,768	(18)	6,473	(256)
Foreign currency transaction losses (gains)	—	735	—	(636)
Loss on disposal of assets or businesses	795	(237)	486	52
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	769	1,501	1,188	1,835
Contingent consideration remeasurement	114	—	(5)	—
Stock-based compensation	2,163	—	5,919	—
ESOP deferred stock-based compensation	9,375	—	8,064	—
Loss related to BaySaver step acquisition	490	—	—	—
Restatement costs (b)	16,328	—	—	—
Transaction costs (c)	—	—	1,051	—

Segment Adjusted EBITDA	$141,946	$19,005	$125,195	$8,932

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our IPO and secondary public offering in fiscal year 2015.

System-Wide Net Sales. System-Wide Net Sales is a non-GAAP measure which equals the sum of the net sales of our domestic and international segments plus all net sales from our unconsolidated joint ventures. We participated in three unconsolidated joint ventures during the nine months ended December 31, 2015 and 2014; the South American Joint Venture, Tigre-ADS USA, Inc. (“Tigre-ADS USA”, which is 49% owned by our wholly-owned subsidiary ADS/V), and BaySaver prior to July 17, 2015. We use this metric to measure the overall performance of our business across all of our geographies and markets we serve.

Our South American Joint Venture is managed as an integral part of our international segment, and our Tigre-ADS USA and BaySaver joint ventures are managed as an integral part of our domestic segment. However, they are not consolidated under GAAP, with the exception of our BaySaver joint venture which we have consolidated since we acquired a controlling interest on July 17, 2015. System-Wide Net Sales is prepared as if our South American Joint Venture, our Tigre-ADS USA joint venture, and our BaySaver joint venture were accounted for as consolidated subsidiaries for all periods.

The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Reconciliation of System-Wide Net sales to Net Sales:
Net sales	$312,827	$279,871	$1,045,280	$973,019
Net sales associated with our unconsolidated affiliates
South American Joint Venture (a)	13,551	15,046	41,320	45,742
BaySaver joint venture (b)	—	2,913	3,611	8,673
Tigre-ADS USA joint venture (c)	4,488	3,605	13,125	10,835

System-Wide Net Sales	$330,866	$301,435	$1,103,336	$1,038,269

(a)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.

(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings per Fully Converted Share. Adjusted Earnings per Fully Converted Share is a non-GAAP measure and is a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP) by adjusting our Net income per share—Basic and Weighted average common shares outstanding – Basic, the most comparable GAAP measures.

To effect this adjustment, we have (1) removed the accretion of redeemable noncontrolling interest, (2) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity from the numerator of the Net income per share—Basic computation, (3) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (4) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, and (5) added back ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

We have also made adjustments to the Weighted average common shares outstanding—Basic to assume, (1) share conversion of the Redeemable convertible preferred stock to outstanding shares of common stock and (2) add shares of outstanding unvested restricted stock.

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is included in this report because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP) to our Net Income attributable to ADS, Net income per share and corresponding Weighted average common shares outstanding amounts, the most comparable GAAP measures, for each of the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income (loss) available to common stockholders	$6,813	$(3,632)	$25,740	$9,650
Adjustments to net income available to common stockholders:
Accretion of redeemable noncontrolling interest	329	—	586	—
Change in fair value of Redeemable convertible preferred stock	—	—	—	11,054
Dividends to Redeemable convertible preferred stockholders	349	298	1,082	377
Dividends paid to unvested restricted stockholders	6	9	18	9
Undistributed income allocated to participating securities	479	—	2,159	995

Total adjustments to net income available to common stockholders	1,163	307	3,845	12,435

Net income (loss) attributable to ADS	7,976	(3,325)	29,585	22,085
Adjustments to net income (loss) attributable to ADS:
Fair Value of ESOP compensation related to Redeemable convertible preferred stock	3,125	2,690	9,375	8,064

Adjusted net income (loss)—(Non-GAAP)	$11,101	$(635)	$38,960	$30,149

Weighted Average Common Shares Outstanding—Basic	54,133	52,986	53,880	50,691
Adjustments to Weighted Average Common Shares Outstanding—Basic:
Unvested restricted shares	114	227	126	234
Redeemable convertible preferred shares	19,257	20,096	19,484	20,084

Total Weighted Average Common Shares Outstanding—Fully Converted (Non-GAAP)	73,504	73,309	73,490	71,009

Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.15	$(0.01)	$0.53	$0.42

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

As of December 31, 2015, we had $5.2 million in cash that was held by our foreign subsidiaries. Our intent is to reinvest our earnings in foreign subsidiaries. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction. No restrictions exist on our liquidity that is impacted by the significance of cash held by foreign subsidiaries.

Working Capital and Cash Flows

During the nine months ended December 31, 2015, our net increase in cash amounted to $2.8 million, compared to a net increase of $6.8 million for the nine months ended December 31, 2014. During the nine months ended December 31, 2015, our source of funds was primarily driven by higher operating earnings and a decrease in inventory of $65.7 million. For the same period ending December 31, 2015, our use of cash was primarily driven by increased accounts receivable balances (up $17.5 million), decrease in accounts payable and accrued liabilities including accrued income taxes ($14.9 million), capital expenditures ($30.0 million), payments on capital lease obligations ($14.9 million), the acquisition of an additional 10% interest in BaySaver and repayment of $62.5 million of Long Term Debt.

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

As of December 31, 2015, we had $182.9 million in liquidity, including $6.4 million of cash and $176.5 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of December 31, 2015, we had consolidated indebtedness (excluding lease obligations) of approximately $337.4 million, down $62.5 million compared to March 31, 2015. We repaid a portion of our outstanding indebtedness with operating cash flow.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014
Statement of Cash Flows data:
Net cash from operating activities	$129,441	$90,252
Net cash used in investing activities	(35,403)	(29,366)
Net cash used in financing activities	(89,816)	(53,639)

Working Capital

Net working capital decreased from $249.2 million as of March 31, 2015, to $190.8 million as of December 31, 2015, primarily due to the decline in inventory of $65.7 million resulting primarily from a seasonal decrease in the cost of raw material resins on hand at December 31, 2015, and an increase in the current maturities of debt and capital lease obligations of $28.9 million, offset by an increase in accounts receivable of $17.5 million due to sales increases and a $14.9 million decrease in accounts payable, accrued liabilities, and accrued income taxes.

Operating Cash Flows

During the nine months ended December 31, 2015, cash provided from operating activities was $129.4 million as compared with $90.3 million for the nine months ended December 31, 2014. Cash flow from operating activities during the nine months ended December 31, 2015 was impacted by higher net income, increased depreciation and amortization, and decreased inventory balances, offsetting the use of cash related to changes in receivables accounts payable and accrued liabilities. Cash flow from operating activities for the nine months ended December 31, 2014 was impacted by moderately higher net income, share-based compensation, inventory and accounts payable compared to the prior period, offsetting an increase in the use of cash related to changes in accounts receivable and other accrued liabilities, including accrued income taxes.

Investing Cash Flows

During the nine months ended December 31, 2015, cash used for investing activities was $35.4 million, primarily due to $30.0 million for capital expenditures, $1.5 million for software in support of operations, and a $3.2 million investment in an additional 10% of the membership interests in BaySaver.

During the nine months ended December 31, 2014, cash used for investing activities was $29.4 million, primarily due to $21.3 million for capital expenditures in support of operations, a $3.6 million investment in a domestic joint venture operation created in the first quarter fiscal 2015, and a $4.0 million investment in our international joint venture operation to support growth initiatives.

Financing Cash Flows

During the nine months ended December 31, 2015, cash used for financing activities was $89.8 million, primarily due to utilizing our operating cash flow to pay down debt of $62.5 million as well as payments of $14.9 million for lease obligations and $12.7 million for dividends.

During the nine months ended December 31, 2014, cash used for financing activities was $53.6 million, primarily due to utilizing our operating cash flow and $79.1 million of proceeds from the IPO to pay down debt of $115.6 million as well as payments for $6.6 million for lease obligations, $4.3 million in dividends, and $6.5 million for fees related to the IPO.

Capital Expenditures

Capital expenditures totaled $30.0 million and $21.3 million for the nine months ended December 31, 2015 and 2014, respectively. Our capital expenditures for the nine months ended December 31, 2015 were used primarily to support facility expansions, equipment replacements, and our recycled resin initiatives.

We currently anticipate that we will make capital expenditures of approximately $45 million in fiscal year 2016. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2015, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100.0 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. As of December 31, 2015, the outstanding principal drawn on the Revolving Credit Facility was $149.5 million, with $164.5 million available to be drawn. As of December 31, 2015, the outstanding principal balance of the Term Loan was $85.0 million. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the Revolving Credit Facility was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company satisfied the amended reporting requirements prior to April 1, 2016.

We used the net proceeds from the initial public offering, which closed on July 25, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12.0 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. As of December 31, 2015, there was no outstanding principal drawn on the revolving credit facility and the entire $12.0 million was available to be drawn. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the ADS Mexicana Credit Facility was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100.0 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75.0 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25.0 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other things, make certain amendments in order to permit the payment of a cash dividend. For further information about the Senior Notes, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. We have no further amount available for issuance of senior notes under the private shelf agreement. At December 31, 2015 the outstanding principal balance on these notes was $100.0 million. As a result of the Restatement and delay in the filing of the Fiscal 2015 Form 10-K, the private shelf agreement was amended to extend the reporting deadlines for financial statements and debt covenant calculations until April 1, 2016. The Company has satisfied the amended reporting requirements.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10.0 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. We were in compliance with our debt covenants as of December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 6. Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements. As of December 31, 2015, our South American Joint Venture had approximately $13.7 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.6 million based on our borrowings as of December 31, 2015. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.4 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of December 31, 2015. The first swap is a $50.0 million notional value, non-amortizing swap at a LIBOR rate of 0.86% which expires September 1, 2016. A second $50.0 million notional value swap took effect on September 2, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

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

As previously disclosed in our Fiscal 2015 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2015. See “Item 9A — Controls and Procedures” in our Fiscal 2015 Form 10-K. Although we are not required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal quarter ended December 31, 2015 (the “Evaluation Date”) due to the transition period established by rules of the SEC for newly-public companies, our internal control over financial reporting is an integral part of our disclosure controls and procedures. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2015 Form 10-K were still present as of the Evaluation Date. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended December 31, 2015, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2015 Form 10-K, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Vice President, Controller and Chief Accounting Officer

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