Form 10-K
period 2016-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2016-09-15
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $997 million as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2015.

As of August 31, 2016, the registrant had 54,887,305 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of August 31, 2016, 55,348 shares of unvested restricted common stock were outstanding and 24,600,953 shares of ESOP preferred stock, convertible into 18,923,053 shares of common stock, were outstanding. As of August 31, 2016, 73,865,706 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our actual consolidated results of operations, financial condition, liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (including under the heading “Item 1A. Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things:

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in “Item 9A. Controls and Procedures” of this Annual Report, and discovering further weaknesses of which we are not currently aware or which have not been detected;

•	the risk that additional information may arise that would require the Company to make additional adjustments or revisions or to restate further the financial statements and other financial data for certain prior periods and any future periods;

•	the effect of any claims, litigation, investigations or proceedings resulting from the restatement of our previously issued financial statements, or the matters related to such restatement, including those described below under “Item 3. Legal Proceedings” of this Annual Report;

•	our ability to regain and/or maintain compliance with the New York Stock Exchange’s (“NYSE”) continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual;

•	any further delay in the filing of any periodic reports with the SEC;

•	fluctuations in the price and availability of resins and other raw materials and our ability to pass any increased costs of raw materials on to our customers in a timely manner;

•	volatility in general business and economic conditions in the markets in which we operate, including without limitation factors relating to availability of credit, interest rates, fluctuations in capital and business and consumer confidence;

•	cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;

•	the risks of increasing competition in our existing and future markets, including competition from both manufacturers of high performance thermoplastic corrugated pipe and manufacturers of products using alternative materials;

•	our ability to continue to convert current demand for concrete, steel and polyvinyl chloride (“PVC”) pipe products into demand for our high performance thermoplastic corrugated pipe and Allied Products;

•	the effect of weather or seasonality;

•	the loss of any of our significant customers;

•	the risks of doing business internationally;

•	the risks of conducting a portion of our operations through joint ventures;

•	our ability to expand into new geographic or product markets;

•	our ability to achieve the acquisition component of our growth strategy;

•	the risk associated with manufacturing processes;

•	our ability to manage our assets;

•	the risks associated with our product warranties;

•	our ability to manage our supply purchasing and customer credit policies;

•	the risks associated with our self-insured programs;

•	our ability to control labor costs and to attract, train and retain highly-qualified employees and key personnel;

•	our ability to protect our intellectual property rights;

•	changes in laws and regulations, including environmental laws and regulations;

•	our ability to project product mix;

•	the risks associated with our current levels of indebtedness;

•	our ability to meet future capital requirements and fund our liquidity needs; and

•	other risks and uncertainties, including those listed under “Item 1A. Risk Factors.”

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

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the markets we serve in the United States represent approximately $10.8 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity. For fiscal year 2016, we generated net sales of $1,290.7 million, net income of $23.5 million and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $187.3 million and, as of March 31, 2016, we had $351.2 million of total outstanding debt. For a reconciliation of Adjusted EBITDA to the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Item 6. Selected Financial and Operating Data.”

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

We have an extensive network of 61 manufacturing plants and 31 distribution centers, including the facilities owned or leased by our joint ventures, located across the United States, Puerto Rico, Canada, Mexico, South America and Europe. In the U.S., our network of 47 manufacturing plants and 20 distribution centers allows us to effectively serve all major markets in the United States, which we define as the largest 100 metropolitan statistical areas based on population. The effective shipping radius for our pipe products is approximately 200 miles, thus competition in our industry tends to be on a regional and local basis with minimal competition from distant markets and imports. We are the only supplier of high performance thermoplastic corrugated pipe in our industry with a national footprint in the United States, thereby allowing us to efficiently service those customers that value having one source of supply throughout their entire distribution network. We believe our extensive national footprint in the United States creates a cost and service advantage versus our HDPE pipe producing competitors, the largest of which has only 11 domestic HDPE pipe manufacturing plants and, according to the July 25, 2016 ranking by Plastics News of Pipe, Profile & Tubing Extruders, recently had estimated sales of $140 million, or approximately nine times less than our net sales in fiscal year 2016. Our International segment consists of 14 manufacturing plants in Canada, Mexico, South America and Puerto Rico and 11 distribution centers located in Canada, South America, and Europe.

The majority of our sales are made through long-standing distribution relationships with many of the largest national and independent waterworks distributors, including Ferguson Enterprises (“Ferguson”), HD Supply Waterworks (“HD Supply”) and WinWholesale, who sell primarily to the storm sewer and sanitary sewer markets. We also utilize a network of hundreds of small to medium-sized independent distributors across the United States. We have strong relationships with major national retailers that carry drainage products, including The Home Depot, Lowe’s, Ace Hardware, Carter Lumber and Do it Best, and also sell to buying groups and co-ops in the United States that serve the plumbing, hardware, irrigation and landscaping markets. The combination of our large sales force, long-standing retail and contractor customer relationships and extensive network of manufacturing and distribution facilities complements and strengthens our broad customer and market coverage.

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

Fiscal Year 2016 Revenue

RECENT DEVELOPMENTS

From July 2015 through February 2016, the Company amended the ADS Revolving Credit Facility, the ADS Mexicana Revolving Credit Facility (the “Revolving Credit Facilities”) and the Term Note (collectively, the “Bank Term Loans”), and the Senior Notes, and also obtained various consents from those lenders. These amendments and consents had the effect of: i) extending the time for delivery of our fiscal 2015 audited financial statements and first, second, and third quarter fiscal 2016 quarterly financial information to April 1, 2016, whereby an event of default was waived as long as those items were delivered by that date, ii) modified certain definitions applicable to the Company’s affirmative and negative financial covenants, including the negative covenant on indebtedness, to accommodate the Company’s treatment of its transportation and equipment leases as capital leases rather than operating leases and to accommodate the treatment of the costs related to the Company’s restatement, and iii) permitted the Company’s payment of quarterly dividends on common shares in June, August and December 2015, as well as an annual dividend for preferred shares in March 2016. The Company satisfied the amended reporting requirements prior to April 1, 2016.

In July 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our fiscal 2016 audited financial statements to August 31, 2016, and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

On July 17, 2015, we acquired an additional 10% of the issued and outstanding membership interests in BaySaver Technologies, LLC (“BaySaver”) for a purchase price of $3.2 million, subject to certain additional post-closing purchase price payments specified in the Purchase Agreement. Concurrent with the acquisition, we also entered into an amendment to the BaySaver joint venture agreement to change the voting rights for the joint venture from an equal vote for each member to a vote based upon the respective ownership interest. As a result of the acquisition and the amendment, the Company increased its ownership interest to 65% of the issued and outstanding membership interests in BaySaver and obtained the majority of the voting rights. As a result, our consolidated financial statements include the consolidation of BaySaver’s financial statements beginning on July 17, 2015. See “Note 3. Acquisitions” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

On January 30, 2015, Hancor of Canada, Inc., a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Drain Tile Limited and Wave Plastics Inc., the sole partners of Ideal Pipe, (together “Ideal Pipe”). Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including nonresidential, residential, agriculture, and infrastructure applications. The acquisition further strengthens our positions in Canada by increasing our size and scale in the market, as well as enhancing our manufacturing, marketing and distribution capabilities. The purchase price of Ideal Pipe was $43.8 million, financed through our existing line of credit facility.

In July 2014, we completed an initial public offering of our common stock. In December 2014, a certain selling stockholder sold 10 million shares of our common stock in a secondary public offering. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” Our common stock is listed on the NYSE under the symbol “WMS.”

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 21. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

OUR MANUFACTURING AND DISTRIBUTION PLATFORM

We have a leading domestic and international manufacturing and distribution infrastructure, serving customers in all 50 U.S. states as well as approximately 80 other countries through 61 manufacturing plants and 31 distribution centers including the facilities owned or leased by our joint ventures. We also operate an in-house fleet of approximately 675 tractor-trailers. Our effective shipping radius is approximately 200 miles from one of our manufacturing plants or distribution centers. Our scale and extensive network of facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location.

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

Our North American truck fleet incorporates approximately 1,200 trailers that are specially designed to haul our lightweight pipe and fittings products. These designs maximize payload versus conventional over the road trailers and facilitate unassisted unloading of our products at the jobsites by our drivers. The scope of fleet operations also includes backhaul of purchased raw materials providing a lower delivered cost to our plant locations.

We have expanded internationally primarily through joint ventures with local partners. This joint venture strategy has provided us with local and regional access to markets such as Brazil, Chile, Argentina, Mexico, Peru and Colombia. These international facilities produce pipe and related products to be sold in their respective regional markets. Combining a local partner’s customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation, creates a powerful platform and exciting opportunities for continued international expansion.

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

Domestically, we operate approximately 121 pipe production lines that collectively are capable of producing more than one billion pounds of pipe annually on a standard five-day per week schedule. Additional capacity is in place to support seasonal production needs and growth in our N-12 pipe sales volume requiring minimal additional capital for molds. Our normal production capacity utilization as a percentage of total capacity was 70%, 68% and 64% for fiscal years 2016, 2015 and 2014, respectively. To produce our broad range of pipe sizes, we own and utilize approximately 350 mold and die setups, which had an original capital cost of approximately $132 million, and most of which are moved between manufacturing plants. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally-coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint in place, we can support rapid seasonal growth in demand, focusing on customer service while minimizing transportation costs.

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

Our manufacturing plants have no process-related by-products released into the atmosphere, waterways, or solid waste discharge. During pipe production start-ups and size change-overs, non-compliant scrap and any damaged finished goods pipe are recycled through a grinder for internal re-use.

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

Core to our commitment and enablement of a safe and productive manufacturing environment are our operational and management training programs. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of on-line and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system, which hosts over 475 custom modules, serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.

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
Pipe (74%, 76% & 76% of Net Sales in Fiscal Years 2016, 2015 & 2014)

	High density polyethylene and polypropylene pipe	Dual Wall Corrugated Pipe, HP Storm Pipe, SaniTite HP Pipe, Single Wall Corrugated Pipe, Triple Wall Corrugated Pipe, Smoothwall HDPE Pipe

Allied Products (26%, 24% & 24% of Net Sales in Fiscal Years 2016, 2015 & 2014)

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

Our Inserta Tee product line consists of a PVC hub, rubber sleeve and stainless steel band. Inserta Tee is compression fit into the cored wall of a mainline pipe and can be used with all pipe material types and profiles. This product offers an easy tap-in to existing sanitary and storm sewers by limiting the excavation needed for installation compared to competitive products.

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

RAW MATERIALS

Virgin high density polyethylene (“HDPE”) and polypropylene (“PP”) resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives in the U.S. We currently purchase in excess of 850 million pounds of virgin and recycled resin annually from over 450 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin v. recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.

In 2008 we began to further augment our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. This product, which meets an ASTM International (“ASTM”) standard, replaces a majority of the virgin resin that is used in the American Association of State Highway and Transportation Officials (“AASHTO”) product with recycled materials. To further develop our recycled material strategies, we established Green Line Polymers, Inc. (“GLP”), as our wholly-owned recycling subsidiary in 2012. GLP procures and processes recycled raw materials that can be used in products we produce and sell. Our first production facilities were established in Ohio and Georgia and are focused on processing post-industrial HDPE recycled materials. Based on the success of this strategy, we expanded our efforts toward post-consumer material processing by acquiring the business of a vendor who was supplying clean, post-consumer recycled HDPE to our upper Midwest plants and established a second post-consumer processing plant, in Pennsylvania, to support our plants in Ohio, Michigan and the eastern and southern United States. In fiscal year 2016, 84% of our non-virgin HDPE raw material needs were internally processed (enhanced) through our GLP operations.

We believe that we are well positioned for future growth as we add additional recycled material processing facilities, add capacity to existing facilities, and expand our supplier base for virgin resin. We anticipate continued growth in the availability of ethylene and propylene which are used to manufacture high density polyethylene and polypropylene, respectively.

We have managed a formal resin price risk management program since early in 2010 that entails both physical fixed price and volume contracts along with financial hedges which are designed to apply to a portion of our annual virgin resin purchases. In conjunction with our resin price risk management program, we also maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. For our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, there has been high correlation in month to month change in market-based pricing between propylene and polypropylene.

We also began a diesel hedging program in 2008 which is executed through several financial swaps covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges cover a significant portion of the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers. Our objective is to hedge approximately 50% of our fuel consumption over the next 12 months.

SUPPLIERS

We have developed relationships with all of the North American producers of virgin high density polyethylene and impact copolymer polypropylene producers that produce the grades we need to produce our products, including Braskem Americas, Inc., Chevron Phillips Chemical Co. LP, The Dow Chemical Company, Equistar Chemicals, LP, ExxonMobil Chemical Company, Formosa Plastics Corporation, U.S.A., Ineos Olefins & Polyolefins, USA, Sasol USA, and Phillips 66 Company.

We also maintain relationships with several of the largest environmental companies such as Waste Management, Inc., Republic Services, Inc., and Rumpke, Inc., which provide us with post-consumer HDPE recycled materials. We also maintain relationships with several key post-industrial HDPE suppliers, including E.I. du Pont de Nemours and Company, Silgan Plastics, Consolidated Container Company and Alpla, Inc. which provide us with materials that cannot otherwise be utilized in their respective production processes.

The North American capacity for ethylene derivatives is being expanded primarily as a result of the new supplies of natural gas liquids being produced through sustained oil and gas exploration and production. This low-cost stream of feedstocks (ethane and propane) has positioned several companies such as Lyondell Basell, ExxonMobil Chemical Company, Chevron Phillips Chemical Co. LP and The Dow Chemical Company to execute plans to expand ethylene or propylene capacity. We anticipate that the previously announced projects for ethylene derivative capacity associated with HDPE will begin coming on stream during 2016, extending through 2018. The polypropylene capacity expansion projects to utilize the increased supply of propylene are projected to begin coming on-stream in 2018.

CUSTOMERS

We have a large, active customer base of approximately 20,000 customers, with two customers representing 10% or more of fiscal year 2016 net sales. Ferguson accounted for 11.1% and HD Supply accounted for 10.0% of fiscal year 2016 net sales. Our customer base is diversified across the range of end markets that we serve.

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

Our customer service organization of more than 120 employees is supplemented by the employees of our 61 manufacturing plants, 31 distribution centers and drivers of our approximately 675 tractor-trailers. In conjunction with our field sales and engineering team, this highly-trained and competent staff allows us to maintain more customer touch points and interaction than any of our competitors.

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

SALES AND MARKETING

We believe we have the largest and most experienced sales and engineering force in the industry, with approximately 350 sales and engineering professionals. Offering the broadest product line in the industry enables our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch-points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts and we view this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.

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

EMPLOYEES

As of March 31, 2016, in our domestic and international operations the Company and its consolidated and unconsolidated joint ventures had approximately 4,300 employees, consisting of approximately 3,000 hourly personnel and approximately 1,300 salaried employees. As of March 31, 2016, approximately 315 hourly personnel in our Mexican and South American operations were covered by collective bargaining agreements.

REGULATION

Our operations are affected by various statutes, regulations and laws in the markets in which we operate, which historically have not had a material effect on our business. We are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and, consequently, changes in building codes may affect the salability of our products. The transportation and disposal of many of our products are also subject to federal regulations. The U.S. Department of Transportation (“U.S. DOT”) regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the U.S. DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.ads-pipe.com when such reports are available on the SEC’s website. We use our www.ads-pipe.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of www.ads-pipe.com in addition to following press releases, SEC filings and public conference calls and webcasts.

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

Risks Relating to the Restatement and Our Financial Reporting Process

The restatement of our previously issued financial statements and the related claims, investigations and proceedings arising out of the restatement have been time-consuming and expensive and could expose us to additional risks that would adversely affect our financial position, results of operations and cash flows.

As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Fiscal 2015 Form 10-K”), we have restated our previously issued consolidated financial statements for the fiscal years ended March 31, 2014 and 2013, as well as each of the first three quarters in fiscal year 2015 and for all of the quarterly periods in fiscal year 2014. We also restated our financial results for the fiscal years ended March 31, 2012 and 2011, as summarized in “Item 6. Selected Financial and Operating Data” to our Fiscal 2015 Form 10-K. The restatement was time-consuming and expensive and could expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expense, including audit, legal, consulting and other professional fees in connection with the restatement of our previously issued consolidated financial statements. Expenses incurred during fiscal 2016 as a result of the restatement were approximately $28 million. We have also incurred significant expense in connection with the ongoing remediation of the weaknesses in our internal control over financial reporting as further described below.

We are also subject to claims, investigations and proceedings arising out of the errors in our previously issued financial statements, including securities class action litigation against us. See “The restatement of our previously issued financial results has resulted in private litigation as well as an ongoing investigation by the SEC, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.” The ongoing costs and expense associated with these matters could also have a material adverse impact on our results of operations, financial condition, liquidity and cash flows, which costs and expenses may be difficult to predict.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have identified certain material weaknesses in internal control over financial reporting in the areas of (i) the Company’s control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment, and (vi) ADS Mexicana revenue recognition cut-off practices as described in “Item 9A. Controls and Procedures” of this Form 10-K. As a result of such material weaknesses, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively engaged in remediation activities designed to address these material weaknesses, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

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

In addition, beginning with this 2016 Annual Report on Form 10-K, we are required to furnish a report by management, and our independent registered public accounting firm is required to provide an attestation report, on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016. This could cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.

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

The ongoing remediation of the material weaknesses in our internal control over financial reporting will require us to continue to incur significant cost and expense and may require additional management time and attention, which could adversely affect our financial position, results of operations and cash flows.

We continue to incur significant costs and expenses related to the ongoing remediation of the weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of any future misstatements in our financial statements. For more details about the status of our remediation plan, see “Item 9A. Controls and Procedures” of this Form 10-K. To the extent these steps are not successful, we may have to incur additional time and expense, which could adversely affect our financial position and cash flows. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the ongoing remediation of material weaknesses in our internal controls, which efforts could adversely affect our results of operations.

The restatement of our previously issued financial results has resulted in private litigation as well as an ongoing investigation by the SEC, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

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

To date our management has devoted significant time and attention related to these matters, and we may be required to devote even more time and attention to such matters in the future, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying the class action litigation and SEC document production and expect to continue to need to expend significant amounts to defend such litigation and respond to the SEC investigation. Although we maintain insurance that may provide coverage for some or all of these expenses, and we have given notice to our insurers of the claims, there is risk that the insurers will rescind or otherwise not renew the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance. For additional discussion of these matters, see “Note 14. Commitments and Contingencies — Litigation” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”of this Form 10-K.

The New York Stock Exchange could commence procedures to delist our common stock, in the event we do not timely file all required periodic reports with the SEC, in which case the market price of our shares might decline and become more volatile and our shareholders’ ability to trade in our stock could be adversely affected.

As a result of our failure to timely file this Annual Report on Form 10-K with the SEC, as previously disclosed, on June 16, 2016 we received a notice from the NYSE informing us that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual and that we were subject to the procedures set forth in the NYSE’s listing standards related to late filings. Under the NYSE rules, the Company was provided with six months from June 15, 2016 to file this delinquent Annual Report on Form 10-K, subject to periodic updates with the NYSE staff. In the event that the Company has not filed the Form 10-K and any required Forms 10-Q by the end of that six-month period, the Company may receive up to an additional six-month extension at the discretion of the NYSE. While we have filed this Annual Report on Form 10-K, we were required to file a Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 by August 9, 2016. Such Quarterly Report has not been filed and we remain subject to the procedures set forth in the NYSE’s listing standards related to late filings and subject to the risk of delisting.

The listing standards of the NYSE provide the NYSE with broad discretion regarding delisting matters. One of the factors described in the NYSE’s listing standards that could lead to a company’s delisting is the failure of the company to make timely, adequate and accurate disclosures of information to its stockholders and the investing public. We cannot assure you that the NYSE will grant any requested relief or further extensions, if necessary, or otherwise not commence delisting procedures with respect to our common stock as a result of those and other factors related to any future delinquent reports.

If our common stock were delisted, there could be no assurance whether or when it would again be listed for trading on NYSE or any other exchange. Further, the market price of our shares might decline and become more volatile, and our shareholders may find that their ability to trade in our stock would be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, perhaps very promptly, which could have a further adverse effect on the price of our stock.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and could have negative consequences related to our financing agreements and our ESOP.

We did not file this Annual Report on Form 10-K within the timeframe required by the SEC. We also did not timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. We may be able to use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

In addition, from July 2015 through February 2016, the Company amended the Bank Term Loans and Senior Notes and also obtained various consents from those lenders. These amendments and consents had the effect of: (i) extending the time for delivery of our fiscal year 2015 audited financial statements and fiscal year end 2016 quarterly financial information to April 1, 2016, whereby an event of default was waived as long as those items were delivered by that date, (ii) further modified certain definitions applicable to the Company’s affirmative and negative financial covenants, including with respect to the treatment of the costs related to the Company’s restatement for purposes of the calculation of the minimum fixed charge coverage ratio and the maximum leverage ratio, and (iii) permitted the Company’s payment of quarterly dividends in June, August and December 2015 as well as a dividend for preferred shares held in the ESOP.

In July 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our fiscal 2016 audited financial statements to August 31, 2016, and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

If the Company is unable to maintain the listing of its stock on the NYSE for failure to comply with the continued listing requirements, including timely filing of Exchange Act reports, or is unable to comply with the covenants in its financing agreements, the Company could face significant difficulties in obtaining additional financing. Difficulties in borrowing money or raising financing could have a material adverse effect on our operations, planned capital expenditures and ability to fund further growth.

In addition, if our common stock is no longer a “registration-type class of security” (e.g., in the event of a delisting), there would be two ESOP-related effects. First, the option held by the ESOP trustee, which granted it the ability to put to us the shares of our Redeemable convertible preferred stock, would then become applicable.

Second, the option held by participants or their designated beneficiaries, which granted them the ability to put to us the shares of our common stock received upon distributions from the ESOP resulting from retirement, disability, death or vested terminations, would then become applicable.

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

•	The slowdown and volatility of the United States economy in general is having an adverse effect on our sales that are dependent on the non-residential construction market. Continued uncertainty about current economic conditions will continue to pose a risk to our business units that serve the non-residential construction market, as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material adverse effect on the demand for our products and services.

•	The homebuilding industry has undergone a significant decline from its peak in 2005. While new housing starts demonstrated an annual growth rate of 13.6% from 2010 to 2015, current levels remain substantially below the long-term average of 1.5 million starts since the U.S. Census Bureau began reporting the data in 1959. The mortgage markets continue to experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. The multi-year downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services in this market, which in turn had a significant adverse effect on our financial condition and results of operations during the period from 2008 to 2014, as compared to peak levels.

•	Our business depends to a great extent upon general activity levels in the agriculture market. Changes in corn production, soybean production, farm income, farmland value and the level of farm output in the geographic locations in which we operate are all material factors that could adversely affect the agriculture market and result in a decrease in the amount of products that our customers purchase. The nature of the agriculture market is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for pipe products. These downturns may be prolonged and our revenue and profitability would be harmed.

•	Demand for our products and services depend to a significant degree on spending on infrastructure, which is inherently cyclical. Infrastructure spending is affected by a variety of factors beyond our control, including interest rates, availability and commitment of public funds for municipal spending and highway spending and general economic conditions. Our products sales may be adversely impacted by budget cuts by governments, including as a result of lower than anticipated tax revenues.

All of our markets are sensitive to changes in the broader economy. Downturns or lack of substantial improvement in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. While we operate in many markets, our business is particularly impacted by changes in the economies of the United States, Canada and Mexico, which represented approximately 86.3%, 7.7% and 4.8%, respectively, of our net sales for fiscal year 2016 and collectively represented approximately 98.8% of our net sales for fiscal year 2016.

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

Our 10 largest customers in the United States generated approximately 41.5% of our domestic net sales in fiscal year 2016. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will increase their activity level or return it to historic levels. A slow economic recovery could continue to have material adverse effect on our business, financial condition, results of operations and cash flows.

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

As a result of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to wrongfully influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage, and generally require companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

We have operations in Canada as well as existing joint ventures in Mexico and South America. Our internal policies provide for compliance with all applicable anti-corruption laws for both us and for our joint venture operations. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will always protect us from unauthorized, reckless or criminal acts committed by our employees, agents or joint venture partners.

Furthermore, as part of the restatement of the Company’s previously issued financial statements included in the Fiscal 2015 Form 10-K, management identified certain weaknesses in the Company’s internal control over financial reporting, which weaknesses included certain control deficiencies related to the ADS Mexicana control environment, as well as the ADS Mexicana revenue recognition cut-off practices. These material weaknesses are further described in “Item 9A. Controls and Procedures,” below. Certain of the matters related to the ADS Mexicana control environment were already the subject of investigation by third party advisors to the Audit Committee as part of the restatement of our previously issued financial statements as set forth in the Fiscal 2015 Form 10-K. Although such matters have resulted in a determination of material weakness, neither the Audit Committee’s advisors in the course of their investigation nor management have concluded whether the weaknesses in the ADS Mexicana control environment, the ADS Mexicana revenue recognition cut-off practices, or any other material weaknesses of the Company as described in Item 9A, would result in an ultimate determination by the SEC or any other applicable regulatory agency that the Company has not complied with the books and records and internal control provisions of the FCPA as set forth in sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. In the event that we believe or have reason to believe that our employees, agents or joint venture partners have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. A finding that the Company or its affiliates have violated any of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, financial condition, results of operations and cash flows.

Conducting a portion of our operations through joint ventures exposes us to risks and uncertainties, many of which are outside of our control, and such risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to our existing joint ventures in Mexico, North America and South America, any differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. As a result, we may be unable to control the quality of products produced by the joint ventures or achieve consistency of product quality as compared with our other operations. In addition to net sales and market share, this may have a material negative impact on our brand and how it is perceived thereafter. Moreover, if our partners also fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint ventures may be unable to adequately perform and conduct their respective operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint ventures’ customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to successfully expand into new product markets which could negatively impact our future sales and results of operations.

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

We may not be able to successfully expand into new geographic markets which could negatively impact our future sales and increase our operating costs.

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

We may not achieve the acquisition component of our growth strategy which could negatively impact our financial condition and results of operations.

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

We consume a large amount of energy and petroleum products in our operations, including the manufacturing process and delivering a significant volume of products to our customers by our in-house fleet. While we have implemented a diesel hedging program covering approximately 50% of the projected diesel fuel consumption associated with our in-house fleet to mitigate against higher fuel prices, our operating profit will be adversely affected if we are unable to obtain the energy and fuel we require or to fully offset the anticipated impact of higher energy and fuel prices through increased prices or surcharges to our customers or through other hedging strategies. If shortages occur in the supply of energy or necessary petroleum products and we are not able to pass along the full impact of increased energy or petroleum prices to our customers, our business, financial condition, results of operations and cash flows would be adversely affected.

We have substantial fixed costs and, as a result, our income from operations is sensitive to changes in our net sales.

A significant portion of our expenses are fixed costs (including personnel). For fiscal years 2016, 2015 and 2014, domestic fixed costs were 28.7%, 25.5% and 25.8%, respectively, as a percentage of domestic net sales. Fixed costs do not fluctuate with net sales. Consequently, a percentage decline in our net sales could have a greater percentage effect on our income from operations if we do not act to reduce personnel or take other cost reduction actions. Any decline in our net sales would cause our profitability to be adversely affected. Moreover, a key element of our strategy is managing our assets, including our substantial fixed assets, more effectively, including through sales or other disposals of excess assets. Our failure to rationalize our fixed assets in the time, and within the costs, we expect could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Internally manufacturing our products at our own facilities subjects our business to risks associated with manufacturing processes.

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

We generally provide limited product warranties on our products against defects in materials and workmanship in normal use and service. Most of our pipe products have a warranty that is not limited in duration. The warranty period for other products such as our StormTech chambers, our Inserta Tee product line, our BaySaver product line and our FleXstorm inlet protection systems is generally one year. Estimating the required warranty reserves requires a high level of judgment. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Although management believes that our warranty reserves as of March 31, 2016 are adequate, actual results may vary from these estimates.

The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings, which could damage our reputation and adversely affect our business, financial condition, results of operations and cash flows.

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

Our operations are principally affected by various statutes, regulations and laws in the United States, Canada and Latin America. While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, approvals by municipalities, the U.S. and state departments of transportation, engineers and developers may affect the products our customers are allowed to use, and, consequently, failure to obtain or maintain such approvals may affect the saleability of our products. Building codes may also affect the products our customers are allowed to use, and, consequently, changes in building codes may also affect the saleability of our products. Changes in applicable regulations governing the sale of some of our products could increase our costs of doing business. In addition, changes to applicable tax laws and regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

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

Although we rely on copyright laws to protect the works of authorship (including software) created by us, we generally do not register the copyrights in any of our copyrightable works. Copyrights of United States origin must be registered before the copyright owner may bring an infringement suit in the United States. Furthermore, if a copyright of United States origin is not registered within three months of publication of the underlying work, the copyright owner is precluded from seeking statutory damages or attorneys’ fees in any United States enforcement action and is limited to seeking actual damages and lost profits. Accordingly, if one of our unregistered copyrights of United States origin is infringed by a third party, we will need to register the copyright before we can file an infringement suit in the United States, and our remedies in any such infringement suit may be limited.

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

Concern over climate change, including the impact of global warming, has led to significant federal, state, and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions. For example, in the past several years, the U.S. Congress has considered various bills that would regulate GHG emissions. While these bills have not yet received sufficient Congressional support for enactment, some form of federal climate change legislation is possible in the future. Even in the absence of such legislation, the Environmental Protection Agency, spurred by judicial interpretation of the Clean Air Act, may regulate GHG emissions, especially diesel engine emissions, and this could impose substantial costs on us. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our internal fleet of trucks and other vehicles prematurely. In addition, new laws or future regulation could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results. Notwithstanding our dedication to being a responsible corporate citizen, it is reasonably possible that such legislation or regulation could impose material costs on us.

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

As of March 31, 2016, we had an aggregate principal amount of $351.2 million of outstanding debt. In fiscal year 2016, we incurred $15.1 million of interest expense related to this debt.

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

We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. We could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Subject to certain exceptions, our Bank Term Loans and our Senior Notes, which we have defined in “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases. In addition, our Revolving Credit Facility provides an aggregate commitment of up to $325.0 million. As of March 31, 2016, we had an additional $148.0 million of availability under the Revolving Credit Facility plus $12.0 million in availability outstanding under a separate revolving credit facility with our subsidiary, ADS Mexicana. If new debt is added to our current debt levels, the related risks that we now face could intensify. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

A significant portion of our outstanding debt, including the debt under our Bank Term Loans, bears interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.0 million based on balances as of March 31, 2016. Assuming all revolving loans were fully drawn, each 1.0% increase in interest rates would result in a $3.6 million increase in annual cash interest expense on our Credit Facilities.

With respect to the indebtedness outstanding under our Credit Facilities that bear interest at variable rates, such variable rates are determined based upon specified pricing terms. As a result, if our leverage ratios increase, then such variable rates could also increase. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

We cannot assure our stockholders that an active market for shares of our common stock can be sustained and the market price of our common stock may be volatile and could decline in the future.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of March 31, 2016, we have 54.6 million outstanding shares of common stock, including 0.1 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if their offer and sale is registered under the Securities Act or if the offer and sale of those securities qualify for an exemption from registration, including exemptions provided by Rules 144 and 701 under the Securities Act. In connection with our initial public offering, we filed one or more registration statements on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of March 31, 2016, there were stock options outstanding to purchase a total of approximately 2.4 million shares of our common stock. In addition, approximately 1.4 million shares of common stock are reserved for future issuance under our 2013 Stock Option Plan.

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

All of the shares of our convertible preferred stock held by our Employee Stock Ownership Plan (“ESOP”) may be converted into our common stock at any time by action of the ESOP trustee, and will be automatically converted into our common stock upon distributions of such shares allocated to the ESOP accounts of ESOP participants upon a distribution event such as retirement or other termination of employment. Such distributed common stock will not be subject to any lock-up agreement and will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of March 31, 2016, there were approximately 24.8 million shares of convertible preferred stock held by our ESOP, which in aggregate could be converted into approximately 19.1 million shares of our common stock. All of these shares will be eligible for future sale, either by the ESOP trustee or by ESOP participants, subject to the limitations of Rule 144.

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

As of August 31, 2016, our directors, officers and principal stockholders and their affiliates collectively own approximately 65.6% of our outstanding shares of common stock. Additionally, our ESOP holds convertible preferred stock that converts into a substantial number of shares of our common stock and, prior to conversion, is entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders, voting together with our common stock as a single class unless otherwise required by law. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of August 31, 2016 is approximately 76.3%, inclusive of the outstanding shares of convertible preferred stock held by the ESOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

The trustee of our ESOP has certain limited powers to vote a large block of shares on matters presented to stockholders for approval.

In general, the ESOP trustee votes the shares of convertible preferred stock held by the ESOP as directed by the ESOP’s participants. Consequently, the ESOP trustee has the ability to vote a significant block of shares on certain matters presented to stockholders for approval. Each participant in the ESOP may direct the ESOP trustee on how to vote the shares of convertible preferred stock allocated to the participant’s ESOP accounts; and the ESOP trustee must vote any unallocated stock and allocated stock for which no participant instructions were received in the same proportion as the allocated stock for which participants’ voting instructions have been received is voted.

Fulfilling the obligations incident to being a public company is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

We completed our initial public offering in fiscal year 2015. As such, we are now subject to the reporting and corporate governance requirements, the listing standards of the NYSE, and the Sarbanes-Oxley Act of 2002 that apply to issuers of listed equity, which impose certain compliance costs and obligations upon us. The changes necessitated by publicly listing our equity have required a significant commitment of additional resources and management oversight, which increases our operating costs. These requirements also place significant demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. These costs have been further increased by the significant legal, consulting and other professional fees incurred in connection with the completion of the restatement of our previously issued financial statements and the ongoing remediation of certain material weaknesses in our internal control over financial reporting as described in this Form 10-K.

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

Our network of 61 manufacturing plants consisted of 49 that were owned and 12 that were leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15-20 acres of land for storage of pipe and related products. Our network of 31 distribution centers consisted of 1 owned and 30 leased. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.

Our manufacturing plants and distribution centers, including those operated through our joint ventures, are shown in the map below.1

[1]	Additionally, we have a distribution center in Rotterdam, The Netherlands.

In-house Fleet

As of March 31, 2016, our in-house fleet consisted of approximately 675 tractor-trailers and approximately 1,200 trailers that are specially designed to haul our lightweight pipe and fittings products.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock began trading on the NYSE under the symbol “WMS” on July 25, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid for each quarter of fiscal years 2016 and 2015:

	Stock Prices		Dividends Paid Per Share
	High	Low
2016
First Quarter	$33.28	$26.33	$0.05
Second Quarter	$33.06	$25.74	$0.05
Third Quarter	$32.50	$22.00	$0.05
Fourth Quarter	$23.65	$17.72	$0.05

Year			$0.20

2015
First Quarter	$—	$—	$—
Second Quarter	$22.21	$14.74	$—
Third Quarter	$24.26	$19.35	$0.04
Fourth Quarter	$30.00	$21.94	$0.04

Year			$0.08

The Board of Directors approved a dividend of $0.04 per share to all common stockholders of record during the quarters ending December 31, 2014 and March 31, 2015. No dividends were declared in the quarters ended June 30, 2014 and September 30, 2014.

During each of the four quarters of 2016, the Board of Directors approved a quarterly cash dividend of $0.05 per share to all common stockholders. In addition, during each of the first and second quarters of 2017, the Board of Directors approved a quarterly cash dividend of $0.06 per share to all common stockholders. Any future determination relating to dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our board of directors may deem relevant.

Holders of Record

As of August 31, 2016, we had 230 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Stock Performance Graph

The following graph presents a comparison from July 25, 2014 (the date our common stock commenced trading on the NYSE) through March 31, 2016 of the cumulative return of our common stock, the Standard and Poor’s Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investments of $100 on July 25, 2014 in our common stock and in each of the two indices and the reinvestment of dividends.

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

Issuer Purchases of Equity Securities

We did not make any repurchases of shares of our common stock during the three months ended March 31, 2016.

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth selected historical consolidated financial data, for the periods and as of the dates indicated, that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. We derived the consolidated statements of operations and cash flow data for the years ended March 31, 2016, 2015, and 2014 and our consolidated balance sheet data as of March 31, 2016 and 2015 from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K, which have been revised to correct immaterial errors identified in the previously issued financial statements. Refer to “Item 8. Financial Statements and Supplementary Data, Note 23. Revision of Prior Period Financial Statements” of this Form 10-K. We derived the consolidated statements of operations and cash flow data for the years ended March 31, 2013 and 2012 and our consolidated balance sheet data as of March 31, 2014, 2013 and 2012 from previously audited financial statements that are not included herein, which have also been revised to correct immaterial errors identified in the previously issued financial statements. Our historical results are not necessarily indicative of future results.

(Amounts in thousands)	2016	2015	2014	2013	2012
Consolidated statement of operations data:
Net sales	$1,290,678	$1,180,073	$1,067,780	$1,017,102	$1,015,667
Cost of goods sold	1,005,626	973,860	875,232	829,849	839,637

Gross profit	285,052	206,213	192,548	187,253	176,030
Selling expenses	88,978	78,981	74,042	71,805	70,542
General and administrative expenses	101,445	58,749	59,761	49,601	56,018
Loss (gain) on disposal of assets or businesses (1)	812	362	(2,863)	(951)	(44,204)
Intangibles amortization	9,224	9,754	10,145	10,028	8,074

Income from operations	84,593	58,367	51,463	56,770	85,600
Interest expense	18,460	19,368	18,807	18,526	22,994
Derivative losses (gains) and other expense (income), net (2)	16,575	14,370	(1,177)	103	1,487

Income before income taxes	49,558	24,629	33,833	38,141	61,119
Income tax expense	20,855	9,483	19,422	15,645	26,184
Equity in net loss (income) of unconsolidated affiliates	5,234	2,335	3,086	(266)	(631)

Net income	23,469	12,811	11,325	22,762	35,566
Less net income attributable to noncontrolling interest	5,515	4,131	3,593	2,520	968

Net income attributable to ADS	17,954	8,680	7,732	20,242	34,598

Accretion of redeemable noncontrolling interest	(932)	—	—	—	—
Change in fair value of redeemable convertible preferred stock	—	(11,054)	(3,979)	(5,869)	(10,257)
Dividends to redeemable convertible preferred stockholders	(1,425)	(661)	(10,139)	(736)	(668)
Dividends paid to unvested restricted stockholders	(24)	(11)	(418)	(52)	(34)

Net income (loss) available to common stockholders and participating securities	15,573	(3,046)	(6,804)	13,585	23,639
Undistributed loss allocated to participating securities	(511)	—	—	(1,076)	(2,237)

Net income (loss) available to common stockholders	$15,062	$(3,046)	$(6,804)	$12,509	$21,402

(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Weighted average common shares outstanding:
Basic	53,978	51,344	47,277	46,698	46,293
Diluted	55,052	51,344	47,277	47,249	47,051
Fully Converted (3)	73,500	71,601	67,877	67,545	67,337
Net income (loss) per share
Basic	$0.28	$(0.06)	$(0.14)	$0.27	$0.46
Diluted	0.27	(0.06)	(0.14)	0.26	0.45
Fully Converted (3)	0.38	0.29	0.56	0.41	0.59
Cash dividends declared per share	0.20	0.08	1.68	0.10	0.09

Consolidated balance sheet data:
Cash	$6,555	$3,623	$3,931	$1,361	$2,082
Working capital (4)	195,135	243,366	235,164	199,108	197,718
Total assets	1,037,648	1,034,685	982,487	944,603	938,831
Long-term debt	315,345	390,315	442,895	338,048	358,790
Long-term capital lease obligations	56,809	45,503	34,366	28,851	23,529
Total liabilities	708,268	726,577	760,787	641,834	656,953
Total mezzanine equity (5)	111,747	108,021	642,951	608,346	557,563
Total stockholders’ equity (deficit)	217,633	200,087	(421,251)	(305,577)	(275,685)
Consolidated statement of cash flows data:
Net cash provided by operating activities	$135,342	$74,379	$72,410	$75,353	$62,507
Net cash used in investing activities	(49,018)	(76,093)	(38,712)	(44,796)	(33,838)
Net cash (used in) provided by financing activities	(82,964)	1,791	(31,109)	(31,338)	(28,784)
Other financial data:
Adjusted EBITDA (6)	$187,340	$143,877	$151,333	$131,591	$119,601
Capital expenditures	44,942	32,080	40,933	39,835	28,349
Free cash flow (7)	90,400	42,299	31,477	35,518	34,158

(1)	During fiscal 2012, we sold our Septic Chamber business and recognized a gain of $44.6 million.
(2)	Derivative losses (gains) and other expense (income), net for the fiscal years ended March 31, 2016 and 2015 includes unfavorable mark-to-market adjustments of $2.2 million and $7.7 million, respectively, for changes in fair value on derivative contracts, and for the year ended March 31, 2015, it also includes a loss on a currency hedge tied to our Ideal Pipe acquisition of $5.6 million.
(3)	Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding, which are non-GAAP measures, are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP), Adjusted Net Income (Non-GAAP), and Weighted average fully converted common shares outstanding (Non-GAAP), by adjusting our Net income per share — Basic and Weighted average common shares outstanding — Basic, the most comparable GAAP measures. To effect this adjustment, we have (1) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity from the numerator of the Net income per share — Basic computation, (2) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, (4) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes and (5) added back compensation expense recorded as a result of the January 2014 Special Dividend.

We have also made adjustments to the Weighted average common shares outstanding — Basic to assume, (1) share conversion of the Redeemable convertible preferred stock to outstanding shares of common stock and (2) add shares of outstanding unvested restricted stock.

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a key metric used by management and our board of directors to assess our financial performance on a per share basis assuming all shares held by the ESOP and all shares of redeemable common stock are converted to common stock. This information is useful to investors as the preferred shares held by the ESOP are required to be distributed to our employees over time, which is done in the form of common stock after the conversion of the preferred shares. As such, this measure is included in this report because it provides the investors with information to understand the impact on the financial statements once all preferred shares are converted and distributed. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP), Adjusted Net Income (Non-GAAP) and Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP) to Net income (loss) per share — Basic, Net income (loss) available to common stockholders and Weighted average common shares outstanding — Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Net income (loss) available to common stockholders	$15,062	$(3,046)	$(6,804)	$12,509	$21,402
Weighted average common shares outstanding — Basic	53,978	51,344	47,277	46,698	46,293
Net income (loss) per share — Basic	$0.28	$(0.06)	$(0.14)	$0.27	$0.46
Adjustments to Net income (loss) available to common shareholders:
Change in fair value of redeemable convertible preferred stock	—	11,054	3,979	5,869	10,257
Accretion of Redeemable non-controlling interest in subsidiaries	932	—	—	—	—
Dividends to redeemable convertible preferred stockholders	1,425	661	10,139	736	668
Dividends paid to unvested restricted stockholders	24	11	418	52	34
Undistributed income allocated to participating securities	511	—	—	1,076	2,237

Total adjustments to net income (loss) available to common shareholders	2,892	11,726	14,536	7,733	13,196

Net income attributable to ADS	$17,954	$8,680	$7,732	$20,242	$34,598

Adjustments to net income attributable to ADS:
Fair value of ESOP compensation related to Redeemable convertible preferred stock	$10,250	$12,144	$7,891	$7,283	$4,957
Special dividend compensation	—	—	22,624	—	—

Adjusted net income — (Non-GAAP)	$28,204	$20,824	$38,247	$27,525	$39,555

Adjustments to Weighted Average Common Shares Outstanding — Basic:
Unvested restricted shares	123	228	336	292	208
Redeemable convertible preferred shares	19,399	20,029	20,264	20,555	20,836

Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP)	73,500	71,601	67,877	67,545	67,337

Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.38	$0.29	$0.56	$0.41	$0.59

(4)	Working capital is equal to current assets less current liabilities. Working capital is an indication of liquidity and potential need for short-term funding.
(5)	Our mezzanine equity consists of the Redeemable convertible preferred stock held by our ESOP and Redeemable common stock held by certain stockholders who have certain rights associated with such shares, which rights are considered to be a redemption right, which is beyond our control, as well the Redeemable noncontrolling interest in subsidiaries related to the noncontrolling interest in the BaySaver joint venture. See “Note 17. Mezzanine Equity,” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for further information regarding the accounting treatment for our mezzanine equity. Upon the effective date of our IPO (July 25, 2014), the redemption feature of our Redeemable common stock was terminated. As a result, the Redeemable common stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to permanent equity. In addition, upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock was no longer applicable. However, if our common stock is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the ESOP trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See “Note 8. Fair Value Measurement” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for further information regarding the accounting treatment for our mezzanine equity post-IPO.
(6)	Adjusted EBITDA, a non-GAAP financial measure, has been presented in this Annual Report on Form 10-K as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

(Amounts in thousands)	2016	2015	2014	2013	2012
Net income	$23,469	$12,811	$11,325	$22,762	$35,566
Depreciation and amortization	71,009	65,472	63,674	63,102	63,264
Interest expense	18,460	19,368	18,807	18,526	22,994
Income tax expense	20,855	9,483	19,422	15,645	26,184

EBITDA	133,793	107,134	113,228	120,035	148,008
Derivative fair value adjustments (a)	2,163	7,746	(53)	(4)	2,315
Foreign currency transaction losses (b)	697	5,404	845	1,085	378
Loss (gain) on disposal of assets or businesses (c)	812	362	(2,863)	(951)	(44,204)
Unconsolidated affiliates interest, taxes, depreciation and amortization (d)	3,215	3,585	2,845	2,137	1,920
Special dividend compensation (e)	—	—	22,624	—	—
Contingent consideration remeasurement	371	174	738	(74)	63
Stock-based compensation (f)	3,579	5,880	4,518	2,080	1,264
ESOP deferred stock-based compensation (g)	10,250	12,144	7,891	7,283	4,957
Loss related to BaySaver step acquisition	490	—	—	—	—
Asset impairment	—	—	—	—	4,900
Restatement costs (h)	27,970	—	—	—	—
Impairment of investment in unconsolidated affiliate (i)	4,000	—	—	—	—
Transaction costs (j)	—	1,448	1,560	—	—

Adjusted EBITDA	$187,340	$143,877	$151,333	$131,591	$119,601

(a)	Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to diesel fuel, interest rate and propylene swaps. The impact of resin physical and financial derivatives is included in cost of goods sold.
(b)	Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal year 2015 includes a $5.6 million loss on Canadian currency derivative contract related to the Ideal Pipe acquisition.
(c)	During fiscal 2012, we sold our septic chamber business and recognized a gain of $44.6 million.
(d)	Represents our proportional share of interest, income taxes, depreciation and amortization related to our South American joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal year 2014 includes our proportionate share of an asset impairment of $1.0 million recorded by our South American joint venture.
(e)	Represents compensation recorded as a result of the January 2014 Special Dividend on shares of Redeemable convertible preferred stock held by the ESOP.
(f)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(g)	Represents the non-cash stock-based compensation expense attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(h)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements.
(i)	Represents an other-than-temporary impairment of our investment in the South American Joint Venture.
(j)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and asset acquisitions and dispositions.

(7)	Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and the Company’s board of directors to assess the Company’s ability to generate cash. Accordingly, Free cash flow has been presented in this Annual Report on Form 10-K as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that Free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

Free cash flow is not a GAAP measure of our liquidity and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of Free cash flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Free cash flow to Cash flow from operating activities, the most comparable GAAP measure, for each of the periods indicated.

(Amounts in thousands)	2016	2015	2014	2013	2012
Cash flow from operating activities	$135,342	$74,379	$72,410	$75,353	$62,507
Capital expenditures	(44,942)	(32,080)	(40,933)	(39,835)	(28,349)

Free cash flow	$90,400	$42,299	$31,477	$35,518	$34,158

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2016 refers to fiscal 2016, which is the period from April 1, 2015 to March 31, 2016.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Item 1A. Risk Factors” and “Cautionary Statement About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. You should read the following discussion together with the sections titled “Item 1A. Risk Factors,” “Item 6. Selected Financial and Operating Data” and our consolidated financial statements, including the related notes, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We consolidate all of our joint ventures for purposes of GAAP, except for our South American Joint Venture and our Tigre-ADS USA Joint Venture.

Overview

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the markets we serve in the United States represent approximately $10.8 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity.

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

We have revised the previously reported consolidated financial statements for the years ending March 31, 2015 and 2014 for certain errors that were not material, individually or in the aggregate, in any of those years. Refer to “Item 8. Financial Statements and Supplementary Data, Note 23. Revision of Prior Period Financial Statements” of this Form 10-K.

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

Material Conversion

Our HDPE and PP pipe and related water management product lines compete with other manufacturers of corrugated polyethylene pipe as well as manufacturers of alternative products made with traditional materials, such as concrete, steel and PVC. Our net sales are driven by market trends, including the continued increase in adoption of thermoplastic corrugated pipe products as a replacement for traditional materials. Thermoplastic corrugated pipe is generally lighter, more durable, more cost effective and easier to install than comparable products made from traditional materials. High performance thermoplastic corrugated pipe represented approximately 27% of the total storm sewer market in 2015; up from what we believe was less than 10% ten years ago and less than 1% twenty years ago. We believe this trend will continue as customers continue to acknowledge the superior attributes and compelling value proposition of our thermoplastic products and expanded regulatory approvals allow for their use in new markets and geographies. In addition, we believe that PP pipe products will also help accelerate conversion given the additional applications for which our PP pipe products can be used.

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

Our leading position in the pipe market has allowed us to increase organic growth of our Allied Products. We also expect to expand our Allied Product offerings through acquisitions. For fiscal years 2016, 2015, and 2014, we generated sales of Allied Products of $338.9 million, $283.5 million, and $260.4 million, respectively.

Raw Material Costs

Our raw material cost and product selling prices fluctuate with changes in the price of resins utilized in production. We actively manage our resin purchases and pass fluctuations in the cost of resin through to our customers, where possible, in order to maintain our profitability. Fluctuations in the price of crude oil and natural gas prices may impact the cost of resin. In addition, changes in and disruptions to existing ethylene or polyethylene capacities could also significantly increase resin prices (such as the aftermath of Hurricanes Katrina and Rita in late 2015), often within a short period of time, even if crude oil and natural gas prices remain low. Our ability to pass through raw material price increases to our customers may, in some cases, lag the increase in our costs of goods sold. Sharp rises in raw material prices over a short period of time have historically occurred with a significant supply disruption (hurricanes or fires at petrochemical facilities), which may increase prices to levels that cannot be fully passed through to customers due to pricing of competing products made from different raw materials or the anticipated length of time the raw material pricing will stay elevated. For more information regarding risks relating to our raw material costs, see “Item 1A. Risk Factors — Risks Relating to Our Business.”

We currently purchase in excess of 850 million pounds of virgin and recycled resin annually from over 450 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.

In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:

•	increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;

•	internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs (approximately 84% of our recycled HDPE resin was internally processed in fiscal year 2016);

•	managing a resin price risk program that entails both physical fixed price and volume contracts along with financial hedges. For our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for the polypropylene.

•	maintaining supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption.

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

Currency Exchange Rates

Although we sell and manufacture our products in many countries, our sales and production costs are primarily denominated in U.S. dollars. We have wholly — owned facilities in Canada, the Netherlands, and Puerto Rico and joint venture facilities in Mexico, Chile, Brazil, Argentina, Colombia and Peru. The functional currencies in the areas in which we have wholly — owned facilities and joint venture facilities other than the U.S. dollar are the Canadian dollar, Euro, Mexican peso, Chilean peso, Brazilian real, Argentine peso and Colombian peso. From time to time, we use derivatives to reduce our exposure to currency fluctuations. In 2013, we entered into Euro-denominated forward contracts to hedge transactions related to the procurement of new equipment, which expired prior to March 31, 2014. Also in 2013, our South American Joint Venture entered into multiple non-deliverable forward contracts to reduce its exposure to fluctuations in the U.S. dollar relative to the Chilean peso, Argentine peso, Colombian peso and Brazilian real. During fiscal 2015, we began to implement hedging strategies to manage exposure to the Canadian dollar and, to a lesser extent, the Mexican peso, which we continued in fiscal 2016.

Description of our Segments

We operate a geographically diverse business, serving customers in approximately 80 countries. For fiscal year 2016, approximately 86% ($1,113.8 million) of net sales were attributable to customers located in the United States and approximately 14% ($176.9 million) of net sales were attributable to customers outside of the United States.

Our operations are organized into two reportable segments based on the markets we serve: Domestic and International. We generate a greater proportion of our net sales and gross profit in our Domestic segment, which consists of all regions of the United States. We expect the percentage of total net sales and gross profit derived from our International segment to continue to increase in future periods as we continue to expand globally. See “Note 21. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Domestic

Our operating results have been, and will continue to be, impacted by macroeconomic trends in the United States. For fiscal years 2016, 2015, and 2014, we generated net sales attributable to our Domestic segment of $1,113.8 million, $1,027.9 million, and $935.3 million, respectively. Unconsolidated sales for our domestic unconsolidated joint ventures (our Tigre-ADS USA joint venture and our BaySaver joint venture prior to July 17, 2015), were $20.9 million, $24.9 million and $5.2 million in fiscal years 2016, 2015, and 2014, respectively.

International

Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. The outlook for our International segment has improved. Since 2011, a modest recovery in the international markets, as well as the acquisition of Ideal Pipe in late fiscal 2015, have had a favorable impact on our international product sales, which grew 16.3% in fiscal 2016 and 14.8% in fiscal 2015, after a decline in fiscal 2014. For fiscal years 2016, 2015, and 2014, we generated net sales attributable to our International segment of $176.9 million, $152.1 million, and $132.5 million, respectively. Our investment in the South American Joint Venture is accounted for under the equity method and is not consolidated for financial reporting purposes. The unconsolidated sales of the South American Joint Venture were $50.3 million, $58.5 million, and $61.2 million, in fiscal years 2016, 2015, and 2014, respectively.

Recent Developments

Acquisition of BaySaver

On July 17, 2015, ADS Ventures, Inc. (“ADS/V”), a wholly-owned subsidiary of the Company, acquired an additional 10% of the issued and outstanding membership interests in BaySaver, for a purchase price of $3.2 million, subject to certain additional post-closing purchase price payments, which was financed through our existing line of credit facility. The BaySaver joint venture was established in July 2013 to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company originally contributed cash, inventory, and intangible assets in exchange for a 55% equity interest and a 50% voting interest in BaySaver. Concurrent with the additional investment in July 2015, we also entered into an amendment to the BaySaver joint venture agreement to modify the voting rights for the joint venture from an equal vote for each member to a vote based upon the ownership interest. As a result, the Company increased its ownership interest to 65% of the issued and outstanding membership interests in BaySaver and obtained the majority of the voting rights.

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

Acquisition of Ideal Pipe

On January 30, 2015, Hancor of Canada, Inc., a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Pipe for a contractual purchase price of $55.7 million Canadian dollars, financed through our existing line of credit facility. Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including nonresidential, residential, agriculture, and infrastructure applications. The acquisition further strengthens our positions in Canada by increasing our size and scale in the market, as well as enhancing our manufacturing, marketing and distribution capabilities. The results of operations of Ideal Pipe are included in our Consolidated Statements of Operations after January 30, 2015.

In connection with the agreement to acquire Ideal Pipe, we entered into a Canadian dollar foreign exchange contract to hedge our exposure to changes to the Canadian dollar-denominated purchase price, which had the effect of fixing the purchase price at $49 million U.S. dollars net of the working capital true up payment expected to be received by ADS. As the result of foreign currency exchange rate changes between the agreement date and the date the purchase price was paid, the Company ultimately paid $36.4 million U.S. dollars for the acquisition (net of $7.4 million of cash acquired), and recorded a purchase price of $43.8 million U.S. dollars. The Canadian dollar weakened during the period of time covered by the derivative, which resulted in a $5.6 million loss. The loss on the derivative is recorded in Derivative losses (gains) and other expense (income), net in our Consolidated Statements of Operations.

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

Components of Results of Operations

Net Sales

Net sales consist of the consideration received or receivable for the sale of products in the ordinary course of our business and are presented net of sales tax and allowances for returns, rebates and discounts. We derive our net sales from selling Pipe and Allied Products. We ship products to customers primarily by our internal fleet of trucks with a much smaller portion being shipped by third-party carriers. Net sales are generally recognized at the time of delivery to the customer as it is when the criteria necessary for recognition of revenue (persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured) have been met. In fiscal year 2016, we served approximately 20,000 customers with two customers generating more than 10% of our total net sales. Such customers accounted for 21.1%, 20.3%, and 20.5% of fiscal year 2016, 2015 and 2014 net sales, respectively.

Cost of Goods Sold and Gross Profit

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

Selling Expenses

Selling expenses consist of field selling and customer service personnel costs (salaries, benefits and variable sales commissions), travel and entertainment expenses, marketing, promotion and advertising expenses, as well as bad debt provisions.

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

Intangible Amortization

Intangible amortization consists of the amortization of intangible assets purchased as part of business combinations, acquired technology, patents and technology licenses, which are amortized using the straight-line method over their estimated useful lives.

Interest Expense

Interest expense consists of interest payments on our Credit Facilities, including our Bank Term Loans, Senior Notes, the amortization of deferred financing costs related to debt borrowings and interest on our capital lease obligations. See “Note 5. Leases” and “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Income Tax Expense

Income tax expense consists of federal, state, local and foreign taxes based on income in multiple jurisdictions, including the United States, Canada, Mexico, Chile, Brazil and Puerto Rico. We expect our effective tax rate to decrease over time as our earnings grow reducing the impact of non-deductible items in our Domestic tax calculations.

Net Income

Net income represents the amount of income or loss remaining after the deduction of expenses from revenue.

Adjusted EBITDA

Adjusted EBITDA, which is a non-GAAP financial measure, has been presented in this Annual Report on Form 10-K as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended March 31,
(Amounts in thousands)	2016	2015	2014
Net income	$23,469	$12,811	$11,325
Depreciation and amortization	71,009	65,472	63,674
Interest expense	18,460	19,368	18,807
Income tax expense	20,855	9,483	19,422

EBITDA	133,793	107,134	113,228
Derivative fair value adjustments (a)	2,163	7,746	(53)
Foreign currency transaction losses (b)	697	5,404	845
Loss (gain) on disposal of assets or businesses	812	362	(2,863)
Unconsolidated affiliates interest, tax, depreciation and amortization (c)	3,215	3,585	2,845
Special dividend compensation (d)	—	—	22,624
Contingent consideration remeasurement	371	174	738
Stock-based compensation (e)	3,579	5,880	4,518
ESOP deferred stock-based compensation (f)	10,250	12,144	7,891
Loss on BaySaver acquisition	490	—	—
Restatement costs (g)	27,970	—	—
Impairment of investment in unconsolidated affiliate (h)	4,000	—	—
Transaction costs (i)	—	1,448	1,560

Adjusted EBITDA	$187,340	$143,877	$151,333

(a)	Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to propylene, diesel fuel and interest rate swaps. The impact of resin physical fixed price contracts is included in cost of goods sold.
(b)	Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal year 2015 includes a $5.6 million loss on the Ideal Pipe acquisition Canadian currency derivative contract.
(c)	Represents our proportional share of interest, income taxes, depreciation and amortization related to our South American joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal year 2014 includes our proportionate share of an asset impairment of $1.0 million recorded by our South American joint venture.
(d)	Represents compensation recorded as a result of the January 2014 Special Dividend on shares of Redeemable convertible preferred stock held by the ESOP.
(e)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(f)	Represents the non-cash stock-based compensation expense attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(g)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements.
(h)	Represents an other-than-temporary impairment of our investment in the South American Joint Venture.
(i)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering, and asset acquisitions and dispositions.

System-Wide Net Sales

System-Wide Net Sales is a non-GAAP measure which equals the sum of the net sales of our Domestic and International segments plus all net sales from our unconsolidated joint ventures (our South American Joint Venture, our Tigre-ADS USA joint venture and our BaySaver joint venture prior to July 17, 2015). We use this metric to measure the overall performance of our business across all of our geographies and markets we serve.

Our South American Joint Venture is managed as an integral part of our International segment, and our Tigre-ADS USA joint venture and our BaySaver joint venture are managed as an integral part of our Domestic segment. However, with the exception of our BaySaver joint venture which we have consolidated since we acquired it on July 17, 2015, they are not consolidated under GAAP. System-Wide Net Sales is prepared as if our South American Joint Venture, our Tigre-ADS USA joint venture, and our BaySaver joint venture were accounted for as consolidated subsidiaries for all periods.

The reconciliation of our System-Wide Net Sales to net sales is as follows:

(Amounts in thousands)	2016	2015	2014
Reconciliation of System-Wide Net Sales to Net Sales:
Net sales	$1,290,678	$1,180,073	$1,067,780
Net sales associated with our unconsolidated affiliates
South American Joint Venture (a)	50,320	58,454	61,243
BaySaver joint venture (b)	3,611	10,623	5,195
Tigre-ADS USA joint venture (c)	17,332	14,264	—

System-Wide Net Sales	$1,361,941	$1,263,414	$1,134,218

(a)	On July 31, 2009, we entered into an arrangement to form our South American joint venture.

(b)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.
(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

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

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a key metric used by management and our board of directors to assess our financial performance as if all shares held by the ESOP and all redeemable common shares were to be converted to common shares. This information is useful to investors as the preferred shares held by the ESOP are required to be distributed to our employees over time, which is done in the form of common stock after the conversion of the preferred shares. As such, this measure is included in this report because it provides the investors with information to understand the impact on the financial statements once all preferred shares are converted and distributed. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

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

(Amounts in thousands, except per share data)	2016	2015	2014
Net income (loss) available to common shareholders	$15,062	$(3,046)	$(6,804)
Adjustments to net income (loss) available to common shareholders:
Change in fair value of Redeemable convertible preferred stock	—	11,054	3,979
Accretion of Redeemable noncontrolling interest	932	—	—
Dividends to Redeemable convertible preferred stockholders	1,425	661	10,139
Dividends paid to unvested restricted stockholders	24	11	418
Undistributed income allocated to participating securities	511	—	—

Total adjustments to net income (loss) available to common shareholders	2,892	11,726	14,536

Net income attributable to ADS	$17,954	$8,680	$7,732

Adjustments to net income attributable to ADS:
Fair value of ESOP compensation related to Redeemable convertible preferred stock	10,250	12,144	7,891
Special dividend compensation	—	—	22,624

Adjusted net income — (Non-GAAP)	$28,204	$20,824	$38,247

Weighted Average Common Shares Outstanding — Basic	53,978	51,344	47,277
Adjustments to Weighted Average Common Shares Outstanding — Basic
Unvested restricted shares	123	228	336
Redeemable convertible preferred shares	19,399	20,029	20,264

Total Weighted Average Fully Converted Common Shares (Non-GAAP)	73,500	71,601	67,877
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.38	$0.29	$0.56

Results of Operations by Segment

The following table presents our net sales by segment, net sales by segment as a percentage of total net sales, net income by segment, net income by segment as a percentage of total net income, Segment Adjusted EBITDA and Segment Adjusted EBITDA as a percentage of total Adjusted EBITDA by segment for the periods presented.

(Amounts in thousands)	2016		2015		2014
Net Sales by Segment
Domestic:
Pipe	$812,071	62.9%	$771,214	65.4%	$700,270	65.6%
Allied Products	301,725	23.4%	256,719	21.8%	235,022	22.0%

Total domestic	1,113,796	86.3%	1,027,933	87.1%	935,292	87.6%

International
Pipe	139,731	10.8%	125,407	10.6%	107,078	10.0%
Allied Products	37,151	2.9%	26,733	2.3%	25,410	2.4%

Total international	176,882	13.7%	152,140	12.9%	132,488	12.4%

Total net sales	$1,290,678	100.0%	$1,180,073	100.0%	$1,067,780	100.0%

Net Income by Segment
Domestic	$17,777	75.7%	$7,064	55.1%	$3,997	35.3%
International	5,692	24.3%	5,747	44.9%	7,328	64.7%

Total net income	$23,469	100.0%	$12,811	100.0%	$11,325	100.0%
Segment Adjusted EBITDA
Domestic	$162,875	86.9%	$128,973	89.6%	$132,504	87.6%
International	24,465	13.1%	14,904	10.4%	18,829	12.4%

Total Adjusted EBITDA	$187,340	100.0%	$143,877	100.0%	$151,333	100.0%

Results of Operations

Fiscal Year Ended March 31, 2016 Compared with Fiscal Year Ended March 31, 2015

The following table summarizes certain financial information relating to our operating results that have been derived from our consolidated financial statements for the fiscal years ended March 31, 2016 and 2015. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands, except per share data)	Fiscal Year Ended March 31, 2016	% of Net Sales	Fiscal Year Ended March 31, 2015	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$1,290,678	100.0%	$1,180,073	100.0%	9.4%
Cost of goods sold	1,005,626	77.9	973,860	82.5	3.3

Gross profit	285,052	22.1	206,213	17.5	38.2
Selling expenses	88,978	6.9	78,981	6.7	12.7
General and administrative expenses	101,445	7.9	58,749	5.0	72.7
Loss on sale of disposal or businesses	812	0.1	362	—	124.3
Intangible amortization	9,224	0.7	9,754	0.8	(5.4)

Income from operations	84,593	6.6	58,367	4.9	44.9
Interest expense	18,460	1.4	19,368	1.6	(4.7)
Derivative losses and other expense, net	16,575	1.3	14,370	1.2	15.3

Income before income taxes	49,558	3.8	24,629	2.1	101.2
Income tax expense	20,855	1.6	9,483	0.8	119.9
Equity in net loss of unconsolidated affiliates	5,234	0.4	2,335	0.2	124.2

Net income	23,469	1.8	12,811	1.1	83.2
Less net income attributable to the non-controlling interest	5,515	0.4	4,131	0.4	33.5

Net income attributable to ADS	$17,954	1.4%	$8,680	0.7%	106.8%

Other financial data:
Adjusted EBITDA	$187,340	14.5%	$143,877	12.2%	30.2%
System-Wide Net Sales	$1,361,941	105.5%	$1,263,414	107.1%	7.8%
Adjusted Earnings Per Fully Converted Share	$0.38	—	$0.29	—	31.0%

Net sales

Net sales totaled $1,290.7 million in fiscal year 2016, increasing $110.6 million or 9.4%, as compared to $1,180.1 million in fiscal year 2015. Our Domestic sales increased $85.9 million, or 8.4%, as compared to fiscal year 2015. Domestic pipe sales increased $40.9 million, or 5.3%, due to continued growth in our N-12 HDPE and High Performance Polypropylene product lines and further gains from conversion to our products from traditional products, offsetting lower agricultural sales. Domestic Pipe selling prices decreased 0.2% as compared to the prior year. Allied Product sales increased $45.0 million, or 17.5%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. In addition, approximately $10.2 million of the total Allied Product sales increase relates to the acquisition of BaySaver during the second fiscal quarter of fiscal 2016. International sales increased $24.8 million, or 16.3%, to $176.9 million in fiscal year 2016, as compared to $152.1 million in the prior year. The growth was primarily due to increased sales in Canada, including in particular the contribution from the acquisition of Ideal Pipe, which increased sales by approximately $39.7 million, helping to offset decreased sales in Mexico of $9.4 million. In addition, the Canadian dollar was approximately 13% weaker against the U.S. dollar during fiscal 2016 compared to fiscal 2015, which had a negative impact on Net sales for Canada of $15.2 million during the year ended March 31, 2016.

Cost of goods sold and Gross profit

Cost of Goods Sold increased $31.7 million, or 3.3%, to $1,005.6 million during fiscal year 2016 as compared to $973.9 million during fiscal year 2015.

Gross profit increased $78.9 million, or 38.2%, to $285.1 million from $206.2 million during fiscal year 2015. Gross profit as a percentage of net sales increased to 22.1% in fiscal year 2016 from 17.5% in fiscal year 2015.

Domestic gross profit increased $68.9 million, or 38.2%, to $249.5 million for fiscal year 2016 as compared to $180.6 million during fiscal 2015. In addition to the impact of the 8.4% increase in domestic net sales over the prior fiscal year, the increase was driven by a reduction in raw material costs of approximately 10.0%, particularly pipe resin costs. Raw material prices were flat in the first quarter and declined in the second, third and fourth quarters of fiscal 2016 as compared to the prior year periods. Freight costs totaled 9.8% of domestic net sales for both fiscal year 2016 and 2015. The higher freight costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet, which offset the benefit of lower diesel fuel. Diesel prices began to moderate towards the end of fiscal year 2015 and continued to decline throughout fiscal 2016. Diesel fuel prices during 2016 were approximately 31.0% below fiscal year 2015.

International gross profit increased $9.9 million, or 38.6%, for fiscal year 2016 over fiscal year 2015. This was the result of the impact of a 16.3% increase in international net sales, decreased resin costs and improved gross profit performance in Mexico during fiscal year 2016.

Selling expenses

Selling expenses consist of field selling and customer service personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consists of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for fiscal year 2016 increased $10.0 million, or 12.7%, over fiscal year 2015, growing at a slightly higher rate than the change in net sales. The increase was primarily the result of selling expenses related to Ideal Pipe and BaySaver, increases in variable selling expenses due to higher sales volume, investments in additional sales coverage and growth initiatives, and an increase in bad debt expense. As a percentage of net sales, selling expenses increased slightly to 6.9% for fiscal year 2016 as compared to 6.7% for fiscal year 2015.

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

General and administrative expenses for the year ended March 31, 2016 increased $42.7 million, or 72.7%, over fiscal year 2015. The increase was primarily the result of significant increases in professional fees for accounting, audit, tax, legal and other professional fees incurred in connection with the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no such amounts in fiscal year 2015. These fees amounted to approximately $28.0 million in fiscal year 2016. There was also an increase in salary and compensation expenses of 12%, or $3.4 million, as well as incremental general and administrative expenses related to the Ideal Pipe and BaySaver acquisitions of $1.9 million. The remaining increase related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. Overall, general and administrative expenses amounted to 7.9% of net sales compared to 5.0% in the prior year.

Loss on disposal of assets or businesses

Loss on the disposal of assets or businesses totaled $0.8 million in fiscal year 2016 compared to of $0.4 million in fiscal year 2015, a net increase of $0.4 million in fiscal year 2016 as compared to fiscal year 2015. Businesses sold in fiscal year 2015 related to our GEO-flow product line, while there were no businesses sold in fiscal year 2016. Dispositions of machinery and equipment resulted in a loss of $0.8 million and $1.1 million in fiscal years 2016 and 2015, respectively, and related to the replacement of assets in the normal course of business.

Intangible amortization

Intangible amortization decreased $0.6 million or 5.4% in fiscal year 2016 compared to fiscal year 2015. The decrease is mainly the result of intangible assets of $7.8 million becoming fully amortized during fiscal 2015, offset by the additional amortization for the Ideal Pipe intangible assets acquired in the fourth quarter of fiscal year 2015 and the BaySaver intangible assets acquired in the second quarter of fiscal year 2016.

Interest expense

Interest expense from our debt and capital lease obligations decreased $0.9 million or 4.7% in fiscal year 2016 as compared to fiscal year 2015. For fiscal year 2015, the Company carried a higher Revolving Credit Facility balance through July 2014 until the IPO proceeds were used to reduce the Revolving Credit Facility balance.

Derivative losses and other expense, net

Derivative losses and other expense, net, increased $2.2 million in fiscal year 2016 to $16.6 million compared to $14.4 million in fiscal year 2015. The increase in expense is predominantly a result of both realized and unrealized losses on hedging activities. The hedging losses in fiscal year 2016 were $16.9 million comprised of realized losses on cash settlements of $14.7 million and unrealized losses on mark-to-market adjustments of $2.2 million. This compares to a net hedging loss of $15.4 million incurred during fiscal year 2015, consisting of realized losses on cash settlements of $7.7 million and unrealized losses of $7.7 million on the unfavorable mark-to-market adjustments. In addition to the hedging losses, the Company realized a loss of $0.5 million upon completing the acquisition of BaySaver as a result of remeasuring our investment as of the July 17, 2015 step acquisition. See “Note 3. Acquisitions.” The balance of the change relates primarily to foreign currency transaction activity and other insignificant gains or losses.

Income tax expense

The provision for income taxes totaled $20.9 million in fiscal year 2016 compared to $9.5 million in fiscal year 2015, an increase of $11.4 million. These provisions represent an effective tax rate of 42.1% in fiscal year 2016 compared to 38.5% in fiscal year 2015. The 3.6% increase in the effective tax rate was primarily due to changes in the impact of qualified production activity tax credits, the impact of changes in uncertain tax positions and the impact of other miscellaneous tax benefits, partially offset by the impact of ESOP stock appreciation.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the two unconsolidated joint ventures in which we have significant influence, but not control, over operations, and our proportional share of BaySaver earnings up until the July 17, 2015 step acquisition, as well as any impairment charges recorded related to our equity method investments. Equity in net loss of unconsolidated affiliates increased $2.9 million over fiscal year 2015 to a net loss of $5.2 million for fiscal year 2016 compared to a net loss of $2.3 million during fiscal year 2015. The increase was primarily due to a $4.0 million impairment charge related to our investment in the South American Joint Venture, which was partially offset by lower net losses generated by the South American Joint Venture which reduced our share of the losses during fiscal year 2016 to $1.4 million compared to $2.6 million for the comparable prior year period.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents income attributable to the noncontrolling interest holders in joint venture operations that are consolidated in our condensed consolidated financial statements. Income attributable to noncontrolling interest increased $1.4 million, or 33.5%, to $5.5 million in fiscal year 2016 compared to $4.1 million in fiscal year 2015. As noted above, the 35.0% noncontrolling interest for BaySaver is now included in the fiscal 2016 results beginning after July 17, 2015.

Net income attributable to ADS and Net income (loss) per share

Net income attributable to ADS was $18.0 million for fiscal year 2016 as compared to $8.7 million in fiscal year 2015. Net income available to common stockholders for fiscal year 2016 was $15.1 million compared to a net loss available to common stockholders of $3.0 million for fiscal year 2015. For common stockholders, net income per share for fiscal year 2016 totaled $0.28 per basic share and $0.27 per diluted share, as compared to net loss per share for fiscal year 2015 of $0.06 per basic and diluted share.

These changes were primarily impacted by the $10.7 million increase in net income. In addition, the net loss per share for the fiscal year ended March 31, 2015 was impacted by the appreciation in fair value of the convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders. There was no such amount recorded in fiscal year 2016.

Other comprehensive loss

Total other comprehensive loss decreased $3.3 million, or 27.7%, to $8.6 million during fiscal year 2016 compared to $11.9 million in fiscal year 2015. The entire amounts related to currency translation losses. The currency translation losses were the result of the continued strengthening of the U.S. dollar against the functional currencies of our primary international subsidiaries and equity method investments. The $8.6 million of currency translation losses in fiscal year 2016 were primarily due to our accounting for ADS Mexicana (loss of $5.4 million), our Canadian subsidiary (loss of $1.6 million), and the South American Joint Venture (loss of $1.6 million). The $11.9 million of currency translation losses in fiscal year 2015 were primarily due to our accounting for ADS Mexicana (loss of $7.6 million), our Canadian subsidiary (loss of $2.4 million), and the South American Joint Venture (loss of $2.3 million).

Adjusted EBITDA

Adjusted EBITDA totaled $187.3 million in fiscal year 2016, an increase of $43.4 million, or 30.2%, compared to $143.9 million in fiscal year 2015. The increase was primarily the result of an increase in net income of $10.7 million, a $11.4 million increase in income tax expense, a $5.5 million increase in depreciation and amortization, and the $28.0 million of restatement costs incurred in fiscal year 2016 (there were no comparable amounts incurred in fiscal year 2015), partially offset by a decrease of $1.9 million in ESOP and stock-based compensation expense, a decrease of $4.7 million in foreign currency transaction losses and a decrease of $5.6 million in derivative fair market value adjustments.

Domestic Adjusted EBITDA increased $33.9 million, or 26.3%, to $162.9 million in fiscal year 2016 compared to $129.0 million in fiscal year 2015. International Adjusted EBITDA increased $9.6 million in fiscal year 2016 to $24.5 million compared to $14.9 million in fiscal year 2015.

Adjusted EBITDA as a percentage of net sales increased to 14.5% in fiscal year 2016 compared to 12.2% in fiscal year 2015.

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

(Amounts in thousands, except per share data)	Fiscal Year Ended March 31, 2015	% of Net Sales	Fiscal Year Ended March 31, 2014	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$1,180,073	100.0%	$1,067,780	100.0%	10.5%
Cost of goods sold	973,860	82.5	875,232	82.0	11.3

Gross profit	206,213	17.5	192,548	18.0	7.1
Selling expenses	78,981	6.7	74,042	6.9	6.7
General and administrative expenses	58,749	5.0	59,761	5.6	(1.7)
Loss (gain) on sale of disposal or businesses	362	—	(2,863)	(0.3)	(112.6)
Intangible amortization	9,754	0.8	10,145	1.0	(3.9)

Income from operations	58,367	4.9	51,463	4.8	13.4
Interest expense	19,368	1.6	18,807	1.8	3.0
Derivative losses (gains) and other expense (income), net	14,370	1.2	(1,177)	(0.1)	(1,320.9)

Income before income taxes	24,629	2.1	33,833	3.2	(27.2)
Income tax expense	9,483	0.8	19,422	1.8	(51.2)
Equity in net loss of unconsolidated affiliates	2,335	0.2	3,086	0.3	(24.3)

Net income	12,811	1.1	11,325	1.1	13.1
Less net income attributable to the non-controlling interest	4,131	0.4	3,593	0.3	15.0

Net income attributable to ADS	$8,680	0.7%	$7,732	0.7%	12.3%

Other financial data:
Adjusted EBITDA	$143,877	12.2%	$151,333	14.2%	(4.9)%
System-Wide Net Sales	$1,263,414	107.1%	$1,134,218	106.2%	11.4%
Adjusted Earnings Per Fully Converted Share	$0.29	—	$0.57	—	(49.1)%

Net sales

Net sales totaled $1,180.1 million in fiscal year 2015, increasing $112.3 million, or 10.5%, as compared to fiscal year 2014. Our Domestic sales increased $92.6 million, or 9.9%, as compared to fiscal year 2014 due to increases in Pipe and Allied Product sales of $70.9 million, or 10.1%, and $21.7 million, or 9.2%, respectively.

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

Cost of goods sold and Gross profit

Gross profit increased $13.7 million, or 7.1%, to $206.2 million during fiscal year 2015 as compared to $192.5 million during fiscal year 2014. Compensation expense relating to a one-time special dividend paid in January 2014 (the “Special Dividend”) resulted in a one-time expense to Costs of goods sold of $13.9 million, reducing our gross profit in fiscal year 2014. Excluding this compensation expense charge in fiscal year 2014, gross profit decreased $0.2 million or 0.1% as compared to fiscal year 2014.

Gross profit as a percentage of net sales decreased from 18.0% in fiscal year 2014 to 17.5% in fiscal year 2015. Excluding the impact of the Special Dividend of $13.9 million in 2014, gross profit as a percentage of net sales declined from 19.3% to 17.5% primarily due to the negative impact of Pipe raw material cost increases.

Pipe sales grew 11.0% in fiscal year 2015 while Allied Products sales grew 8.8% over the same period. The positive impact of higher Pipe and Allied Product sales was significantly offset by increased Pipe raw material prices of approximately 11.8% in fiscal year 2015 as compared to fiscal year 2014. We were not able to immediately pass through the impact of these higher raw material prices to customers during the period due to the sharp fall in commodity prices in the late fall of calendar 2014. Domestic freight costs declined to 9.8% of Domestic net sales in fiscal year 2015 as compared to 10.1% of Domestic net sales in fiscal year 2014 primarily as a result of lower diesel fuel prices, particularly in the last half of fiscal year 2015.

The change in Domestic gross profit was primarily driven by the negative impact of sharply higher raw material costs offsetting the positive impact of the growth in Domestic Pipe and Allied Product sales which resulted in an increase in Domestic gross profit of $15.9 million, or 9.6%, in fiscal year 2015 compared to fiscal year 2014 excluding the compensation expense related to the Special Dividend in fiscal year 2014. Gross profit from our International segment declined by $2.3 million as the positive impact of higher volume in Mexico and Canada was adversely impacted by tighter margins and the negative impact of the softening of the Canadian dollar during fiscal year 2015.

Selling expenses

Selling expenses increased $5.0 million, or 6.7%, to $79.0 million during fiscal year 2015 compared to $74.0 million in fiscal year 2014. Selling expenses in fiscal year 2014 were impacted by compensation expense related to the Special Dividend of $4.6 million paid in January 2014. Excluding the impact of the Special Dividend, selling expense increased $9.6 million or 13.8%. As a percentage of net sales, selling expenses (excluding the impact of the Special Dividend) totaled 6.7% of net sales in fiscal year 2015 compared to 6.5% of net sales in fiscal year 2014. Higher sales volumes resulted in selling expenses tied to commissions to increase by $2.6 million and field selling and customer service costs to increase by $9.1 million in fiscal year 2015 as compared to fiscal year 2014 excluding the impact of the Special Dividend.

General and administrative expenses

General and administrative (“G&A”) expenses decreased $1.1 million, or 1.7%, to $58.7 million in fiscal year 2015 compared to $59.8 million in fiscal year 2014. G&A expenses in fiscal year 2014 were impacted by $4.2 million of compensation expense relating to the Special Dividend paid in January 2014. Excluding the impact of the compensation expense related to the Special Dividend, G&A expenses increased $3.1 million, or 5.6%. The increase resulted from an increase of $1.6 million of costs related to our IPO and secondary offerings and $1.7 million of costs related to becoming a public company offset by lower bonus compensation expense of $0.2 million. Excluding the impact of the Special Dividend, as a percentage of net sales, G&A expenses totaled 5.0% of net sales in fiscal year 2015 compared to 5.2% of net sales in fiscal year 2014.

Gain (loss) on disposal of assets or businesses

Loss on the sale of business totaled $0.4 million in fiscal year 2015 compared to a gain of $2.9 million in fiscal year 2014, a net reduction of $3.3 million in fiscal year 2015 as compared to fiscal year 2014. Businesses sold in fiscal year 2015 related to our GEO-flow product line and in 2014 they included our Draintech product line, a precast concrete facility in Pennsylvania and an idled pipe plant in North Carolina. Dispositions of machinery and equipment resulted in a loss of $1.1 million and $2.5 million in fiscal years 2015 and 2014, respectively, and related to the replacement of assets in the normal course of business.

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

Derivative losses (gains) and other expense (income), net

Derivative losses (gains) and other expense (income), net, increased $15.6 million in fiscal year 2015 to an expense of $14.4 million compared to income of $1.2 million in fiscal year 2014. The expense in 2015 was primarily due to net unfavorable mark-to-market adjustments of $7.7 million for changes in fair value on derivative contracts, a loss on a currency hedge tied to our Ideal Pipe acquisition of $5.6 million, a loss on Diesel fuel option collars and Propylene swaps of $0.7 million and $1.3 million, respectively, and other net miscellaneous expense.

Income tax expense

The provision for income taxes totaled $9.5 million in fiscal year 2015 compared to $19.4 million in fiscal year 2014, a decrease of $9.9 million or 51.2%. Our effective tax rate was 38.5% in fiscal year 2015 compared to 57.4% in fiscal year 2014. The decrease in our effective tax rate was primarily driven by the special dividend payment to participants in the ESOP in 2014, which we treated as non-deductible for income tax expense purposes and as a result increased our effective tax rate by 23.4%.

Equity in net loss of unconsolidated affiliates

Equity in net loss of unconsolidated affiliates represent our proportionate share of net loss attributed to the three unconsolidated joint ventures in which we have significant influence, but not control, over operations. Equity in net loss of unconsolidated affiliates decreased $0.8 million from a net loss of $3.1 million for fiscal year 2014 to a net loss of $2.3 million during fiscal year 2015. The decrease was primarily the result of the Net sales of our domestic joint ventures for BaySaver and Tigre-ADS USA showing solid growth while our South American Joint Venture realized a modest decline in Net sales impacted by soft commodity prices and the economic slowdown in Brazil.

Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest represents income attributable to the noncontrolling interest holders in joint venture operations that are consolidated in our condensed consolidated financial statements. Income attributable to noncontrolling interest increased $0.5 million, or 15.0%, to $4.1 million in fiscal year 2015 compared to $3.6 million in fiscal year 2014.

Net income attributable to ADS

Net income attributable to ADS increased $1.0 million, or 12.3%, to $8.7 million during fiscal year 2015 compared to $7.7 million for fiscal year 2014. Net loss per share for fiscal year 2015 totaled $0.06 per basic and diluted share, as compared to $0.14 per basic and diluted share recorded in the comparable prior year period. Net loss per share for the fiscal years ended March 31, 2015 and 2014 is impacted by changes in fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders and $4.0 million, or $0.08 per share for common shareholders, respectively.

Other comprehensive loss

Total other comprehensive loss increased $4.9 million, or 70.0%, to $11.9 million during fiscal year 2015 compared to $7.0 million in fiscal year 2014. Besides an insignificant amount in fiscal year 2014, the entire amounts related to currency translation losses. The increase in currency translation losses was the result of the continued strengthening of the U.S. dollar against the functional currencies of our primary international subsidiaries and equity method investments. The $11.9 million of currency translation losses in fiscal year 2015 were primarily due to our accounting for our Canadian subsidiary (loss of $2.4 million), ADS Mexicana (loss of $7.6 million), and the South American Joint Venture (loss of $2.3 million), whereas the $7.0 million of currency translation losses in fiscal year 2014 were primarily due to our accounting for our Canadian subsidiary (loss of $1.3 million), ADS Mexicana (loss of $3.3 million), and the South American Joint Venture (loss of $2.3 million).

Adjusted EBITDA

Adjusted EBITDA totaled $143.9 million in fiscal year 2015, a decrease of $7.4 million, or 4.9%, compared to $151.3 million in fiscal year 2014.

Domestic Adjusted EBITDA decreased $3.5 million, or 2.6%, to $129.0 million in fiscal year 2015 compared to $132.5 million in fiscal year 2014. International Adjusted EBITDA decreased $3.9 million in fiscal year 2015 to $14.9 million compared to $18.8 million in fiscal year 2014.

Adjusted EBITDA as a percentage of net sales decreased to 12.2% in fiscal year 2015 compared to 14.2% in fiscal year 2014.

Liquidity and Capital Resources

Our primary liquidity requirements are working capital, capital expenditures, debt service, and dividend payments for our convertible preferred stock and common stock. We have historically funded, and expect to continue to fund, our operations primarily through internally generated cash flow, debt financings, equity issuance and capital and operating leases. From time to time we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

As of March 31, 2016, we had $4.1 million in cash that was held by our foreign subsidiaries and undistributed earnings of approximately $30.2 million. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction.

At March 31, 2016, we had $7.4 million of undistributed earnings of our unconsolidated subsidiaries included in retained earnings.

Working Capital and Cash Flows

During the fiscal year 2016, our net increase in cash amounted to $3.0 million compared to a net decrease of $0.3 million during fiscal year 2015. Our source of funds in fiscal 2016 was primarily driven by higher operating earnings and the impact of increased current liabilities, lower inventories and non-cash charges (depreciation, amortization and share based compensation expense). Our use of cash in fiscal year 2016 was primarily driven by capital expenditures, a reduction of our debt, payment of capital lease obligations, and the payment of dividends. Our source of funds in fiscal 2015 was primarily driven by higher operating earnings, net proceeds of $72.2 million from shares sold during our IPO after deduction of deferred offering costs, and the impact of non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense). Our use of cash in fiscal 2015 was primarily driven by increased inventory balances (up $10.0 million), the settlement of a Canadian dollar currency hedge related to the Ideal Pipe acquisition ($5.6 million), spending for acquisitions ($36.4 million), net repayment of $54.2 million of debt and payment of $9.3 million of capital lease obligations. During fiscal year 2014, our source of funds was primarily driven by an increase in borrowings on our Revolving Credit Facility. During fiscal year 2014, our use of cash was primarily driven by payment of dividends and continued investment in capital expenditures.

As of March 31, 2016, we had $166.6 million in liquidity, including $6.6 million of cash and $160.0 million in borrowings available under our Revolving Credit Facilities, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of March 31, 2016, we had consolidated indebtedness (excluding capital lease obligations) of approximately $351.2 million, down $48.7 million compared to March 31, 2015.

The following table sets forth the major sources and uses of cash for each of the periods presented:

(Amounts in thousands)	2016	2015	2014
Statement of Cash Flows data:
Net cash provided by operating activities	$135,342	$74,379	$72,410
Net cash used in investing activities	(49,018)	(76,093)	(38,712)
Net cash (used in) provided by financing activities	(82,964)	1,791	(31,109)

Working Capital

Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital decreased to $195.1 million as of March 31, 2016, from $243.4 million as of March 31, 2015, primarily due to a decrease in inventories of $28.3 million and an increase in accounts payable of $10.2 million and current maturities of long term debt and capital lease obligations of $29.8 million, largely offset by an increase in receivables of $37.8 million.

Working capital increased to $243.4 million as of March 31, 2015, from $235.2 million as of March 31, 2014, primarily due to an increase in inventories of $7.7 million and an increase in receivables of $10.4 million, partially offset by an increase in accounts payable and accrued liabilities of $12.2 million.

Operating Cash Flows

During the fiscal year 2016, cash provided by operating activities was $135.3 million as compared with cash provided by operating activities of $74.4 million for fiscal year 2015. Cash flow from operating activities during fiscal year 2016 was primarily impacted by an increase in net income of $10.7 million, a $18.5 million reduction in the use of cash related to changes in current assets and current liabilities, a $23.3 million change in the impact of deferred income taxes and a $5.5 million increase in depreciation and amortization, partially offset by a reduction in ESOP and stock-based compensation of $4.2 million and a reduction in the fair market value adjustments to derivatives of $5.5 million.

Cash provided by operating activities for fiscal year 2015 was $74.4 million as compared with cash provided by operating activities of $72.4 million for fiscal year 2014. Cash flow from operating activities during fiscal year 2015 was impacted by a $18.9 million reduction in the use of cash related to changes in current assets and current liabilities and a $7.8 million increase in fair market value adjustments to derivatives, partially offset by a $17.0 million reduction in ESOP and stock-based compensation and a $7.0 million increase in deferred income taxes.

Investing Cash Flows

During fiscal year 2016, cash used for investing activities was $49.0 million, primarily due to $44.9 million for capital expenditures and additions to capitalized software, and $3.2 million for the acquisition of BaySaver.

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

Financing Cash Flows

During fiscal 2016, cash used in financing activities was a net $83.0 million, primarily for net debt payments of $48.7 million, payments on our capital lease obligations of $19.8 million and dividend payments of $16.2 million.

During fiscal 2015, cash provided by financing activities was a net $1.8 million, with net proceeds of $72.2 million from the IPO of our common stock after deducting deferred offering costs, largely offset by net debt payments, payments on our capital lease obligation, IPO offering costs and dividend payments.

During fiscal year 2014, cash used in financing activities was $31.1 million, primarily from dividend payments, payments on capital lease obligations and the redemption of convertible preferred stock in connection with the ESOP.

Free Cash Flow

Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and the Company’s board of directors to assess the Company’s ability to generate cash. Accordingly, Free cash flow has been presented in this Annual Report on Form 10-K as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that Free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

Free cash flow totaled $90.4 million in fiscal year 2016, an increase of $48.1 million, or 114%, compared to $42.3 million in fiscal year 2015. The increase was primarily the result of an increase in cash flow from operating activities of $60.9 million, partially offset by an increase of $12.8 million in capital expenditures.

Free cash flow totaled $42.3 million in fiscal year 2015, an increase of $10.8 million, or 34%, compared to $31.5 million in fiscal year 2014. The increase was primarily the result of a decrease in capital expenditures of $8.8 million, as well as an increase in cash flow from operating activities of $2.0 million.

Free cash flow is not a GAAP measure of our liquidity and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of Free cash flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Free cash flow to Cash flow from operating activities, the most comparable GAAP measure, for each of the periods indicated.

(Amounts in thousands)	2016	2015	2014
Cash flow from operating activities	$135,342	$74,379	$72,410
Capital expenditures	(44,942)	(32,080)	(40,933)

Free cash flow	$90,400	$42,299	$31,477

Capital Expenditures

Capital expenditures totaled $44.9 million for fiscal 2016. Our capital expenditures were used primarily for major plant equipment replacements, new equipment to provide capacity additions, facility expansions and yard upgrades, our recycled resin initiatives and capitalized software.

We had capital expenditures of $32.1 million and $40.9 million in fiscal years 2015 and 2014, respectively. Our capital expenditures in fiscal year 2015 were used primarily to support facility expansions, new equipment to provide capacity additions, equipment replacements, and our recycled resin initiatives. Our capital expenditures in fiscal year 2014 were used primarily to support the growth of HP N-12 pipe production capacity, expansion of our recycled resin initiatives and other capital projects.

We currently anticipate that we will make capital expenditures of approximately $55.0 million in fiscal year 2017. Such capital expenditures are expected to be financed using funds generated by operations.

Debt and Capitalized Lease Obligations

See “Note 5. Leases” and “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Bank Term Loans, the Senior Notes and the Company’s capital lease obligations.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash income taxes paid, by the sum of Fixed Charges. Fixed Charges include cash interest expense, scheduled principal payments on indebtedness, and ESOP capital distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. We were in compliance with our debt covenants as of March 31, 2016.

Contractual Obligation as of March 31, 2016

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$351,215	$35,870	$290,345	$25,000	$—
Interest payments (2)	23,504	10,931	12,067	506	—
Operating leases	7,335	2,224	2,201	738	2,172
Capital leases	83,998	22,077	34,026	20,578	7,317
Contractual purchase obligations (3)	18,715	18,715	—	—	—

Total	$484,767	$89,817	$338,639	$46,822	$9,489

(1)	The Bank Term Loans mature in June 2018.
(2)	Based on applicable rates and pricing margins as of March 31, 2016, including interest rate swaps.
(3)	Purchase obligations include commitments with vendors to purchase raw material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11,000 as of March 31, 2016. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $19,000. As of March 31, 2016, our South American Joint Venture had approximately $16.7 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $8.3 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes.

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

Consolidation and Investments

Our consolidated financial statements include our wholly-owned subsidiaries, our majority owned subsidiaries, and variable interest entities (“VIEs”) of which we are the primary beneficiary. Significant judgment may be necessary to determine if we are the primary beneficiary of a VIE. The non-controlling interests in our subsidiaries that are consolidated but not wholly owned by us are included in the accompanying financial statements. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest, including our South American Joint Venture and our Tigre-ADS USA joint venture. Such investments are recorded in Other assets on the Consolidated Balance Sheets and the related equity earnings are included in Equity in net (income) loss of unconsolidated affiliates in the Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

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

Goodwill

We account for costs of acquired businesses in excess of the fair value of the identifiable assets acquired and the liabilities assumed, or Goodwill, and other intangible assets not subject to amortization in accordance with FASB Accounting Standards Codification, or ASC, Topic 350, “Intangibles — Goodwill and Other.” Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we would not be required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. With respect to this testing, our reporting units are generally one level below our operating segments for which discrete financial information is available and reviewed by segment management. However, components of an operating segment can be aggregated as one reporting unit if the components have similar economic characteristics. Our reporting units include Domestic, Mexico, Puerto Rico, Canada, Chile and Europe. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The fair value estimates are based on assumptions management believes to be reasonable, but are inherently uncertain.

We performed our annual impairment test for goodwill as of March 31, 2016 and we determined that the fair value exceeded the carrying value for each of our reporting units by a substantial margin. Accordingly, we did not incur any impairment charges for goodwill in the years ended 2016, 2015 or 2014. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

We did not record any impairment charges for intangible assets in fiscal years 2016, 2015, or 2014. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Other Assets

The Company evaluates its other assets for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable, and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, we would adjust the carrying value down to its estimated fair value, which then becomes its new carrying value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions.

For the fiscal year ended March 31, 2016, the Company recorded an impairment charge of $4 million related to its investment in the South American Joint Venture. See “Note 10. Investment in Unconsolidated Affiliates” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

We developed our assumptions as follows:

•	Fair value of common stock. Prior to our IPO, when our common stock was not publicly traded, we estimated the fair value of common stock as discussed in the section “— Valuation of Redeemable

Common Stock and Redeemable Convertible Preferred Stock — Valuation of Redeemable Common Stock” below. Subsequent to the IPO, we use the market price of our common stock as of the grant date.

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

Valuation of Redeemable Common Stock and Redeemable Convertible Preferred Stock

Valuation of Redeemable Common Stock

Prior to the IPO, the Company had certain shares of common stock outstanding that are subject to agreements that permit the holder of those shares to put its shares to us for cash. This Redeemable Common Stock is recorded at its fair value in the mezzanine section of our Consolidated Balance Sheets and changes in fair value are recorded in Retained earnings. The fair value of our common stock is based on the most recent contemporaneous third-party valuation report, which historically applied industry-appropriate multiples to EBITDA and performed a discounted cash flow analysis. Under the industry-appropriate multiples approach, to arrive at concluded multiples, we considered differences between the risk and return characteristics of us and the guideline companies. Under the discounted cash flow analysis, the cash flows expected to be generated by us are discounted to their present value equivalent using a rate of return that reflects the relative risk of an investment in us, as well as the time value of money. This return is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt). The return, known as the weighted average cost of capital, or WACC, is calculated by weighting the required returns on interest-bearing debt and common stock in proportion to their estimated percentages in an expected capital structure. The categorization of the framework used to price this temporary equity is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

Upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock allowing the trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the trustee of the ESOP, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of March 31, 2015, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable convertible preferred stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Note, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.0 million and $1.9 million based on our borrowings as of March 31, 2016 and 2015, respectively. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.6 million and $3.1 million, as of March 31, 2016 and 2015, respectively. These amounts are net of the expected impact of our interest rate swaps. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of March 31, 2016. The first swap is a $50 million notional value, non-amortizing swap at a LIBOR rate of 0.86% which expires on September 1, 2016. A second $50 million notional value swap took effect on September 2, 2014 and expires on September 1, 2016. The rate is at a fixed LIBOR of 1.08%.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies. One customer has a balance of accounts receivable equal to approximately 14% of our Receivables balance as of March 31, 2016.

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

We began a diesel hedging program in 2008 which is executed through several financial swaps covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges cover a significant portion of the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers. Our objective is to hedge approximately 50% of our overall annual fuel consumption.

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

In addition to the foreign currency transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Consolidated Statements of Comprehensive (Loss) Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-58 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 because of the previously identified material weaknesses in our internal control over financial reporting, as further described below and previously disclosed in our Fiscal 2015 Form 10-K filed March 29, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016, due to the fact that those material weaknesses previously identified and disclosed in the Fiscal 2015 Form 10-K, filed on March 29, 2016, had not been fully remediated. The material weaknesses in our internal control over financial reporting as of March 31, 2016 were in the areas of (i) Company control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment and (vi) ADS Mexicana revenue recognition cut-off practices, as discussed below under “— Material Weaknesses in Internal Control Over Financial Reporting.” The material weakness in our control environment impacts the overall effectiveness of our internal controls over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2016. Deloitte & Touche LLP’s opinion, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K, is consistent with management’s report on internal control over financial reporting as set forth above.

Material Weaknesses in Internal Control Over Financial Reporting

Given the close proximity to the filing of the Fiscal 2015 Form 10-K on March 29, 2016 and the end of our fiscal year ended March 31, 2016, the remediation plan disclosed in the Fiscal 2015 Form 10-K has not been fully implemented; therefore, the material weaknesses identified in this Item 9A were previously identified and disclosed in the Fiscal 2015 Form 10-K and continued as of March 31, 2016. There were no additional areas of material weaknesses at March 31, 2016.

The material weaknesses that were identified in connection with the restatement and fiscal year 2015 audit were as follows

•	Control Environment — Our control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, was determined to be ineffective. As previously described in the Company’s Fiscal 2015 Form 10-K, our ineffective control environment is evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience and ongoing training in the application of GAAP commensurate with our external financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP, (iii) in certain instances, insufficient documentation or basis to support account balances and accounting estimates, and (iv) certain aspects of the Company’s “tone at the top” set by senior management. The material weakness in our control environment impacts the overall effectiveness of our internal controls over financial reporting.

•	Accounting for Leases — We did not design and maintain effective control over the accounting for leases, and whether certain leases should be classified as operating leases or capital leases. During fiscal year 2015, we determined that a significant number of such leases previously treated as operating leases should instead be classified as capital leases and included in property, plant and equipment.

•	Accounting for Inventory — We did not design and maintain effective control over the accounting for inventory. During fiscal year 2015, we previously identified errors relating to the Company’s incorrect historical calculation of inventory cost including the capitalization of raw material variances, excess capitalization of certain inter-plant freight expense and other overhead costs as well as misclassification of certain other overhead costs. During the fiscal year 2016 audit, we identified and corrected immaterial errors related to inventory as described in “Note 23. Revision of Prior Period Financial Statements” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

•	Journal Entry and Account Reconciliation — We did not design and maintain effective control over access within our information technology systems to control the ability of key accounting personnel to initiate, modify and record transactions in our financial systems. During fiscal years 2015 and 2016, it was determined that certain key accounting personnel had the ability to both prepare and post manual journal entries without appropriate independent review and approval. As these key accounting personnel are also reviewers of certain account reconciliations, we also did not maintain appropriate segregation of duties. Also, management expectations regarding the level of documentation necessary to support account balances, journal entries, accrual calculations and management estimates were not adequate.

•	ADS Mexicana Control Environment — We did not maintain an effective control environment with respect to certain aspects of the financial reporting of our consolidated joint venture affiliate, ADS Mexicana, resulting in certain mischaracterized transactions.

•	ADS Mexicana Revenue Recognition Cut-Off Practices — Our revenue recognition cut-off practices with respect to ADS Mexicana were not effective, as the Company previously identified during fiscal year 2015 instances where ADS Mexicana would recognize revenue, prior to the date of shipment or transfer of title/ownership, which is not in accordance with GAAP.

For additional information regarding the above material weaknesses and the circumstances surrounding their identification as part of the restatement of the Company’s historical financial statements and fiscal year 2015 audit process, see Item 9A “Controls and Procedures” of our Fiscal 2015 Form 10-K filed on March 29, 2016.

Changes in Internal Control over Financial Reporting

Other than as described below under “Remediation Process,” there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Process

While certain actions have been taken to enhance our internal control over financial reporting relating to the previously identified material weakness, we are still in the process of implementing our comprehensive remediation plan. Accordingly, the previously identified material weaknesses cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively.

Following the identification of the material weaknesses described above as part of the restatement and fiscal year 2015 audit, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of the material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. The steps that the Company intends to take with respect to remediation are summarized more fully in the Company’s Fiscal 2015 Form 10-K filed on March 29, 2016. Given the close proximity to the filing of the Fiscal 2015 Form 10-K and the end of our fiscal year ended March 31, 2016, the remediation plan disclosed in the Fiscal 2015 Form 10-K could not be fully implemented.

The status of the remediation plan is being and will continue to be reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned executive owners to oversee the remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes is demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify our previously disclosed remediation plan. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required. See above under Item 1A, “Risk Factors — Our failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial position and results of operations.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Board Structure

Our business and affairs are managed under the direction of our board of directors. We currently have nine directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Our board of directors is divided into three classes of directors serving staggered terms of three years each. Generally, at each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring. Our directors are currently separated into the following classes:

Our Class I directors are Joseph A. Chlapaty, Tanya Fratto and Carl A. Nelson, Jr.;

Our Class II directors are Robert M. Eversole, Alexander R. Fischer and M.A. (Mark) Haney; and

Our Class III directors are C. Robert Kidder, Richard A. Rosenthal and Abigail S. Wexner.

The terms of our Class I directors are set to expire upon the election and qualification of successor directors at our annual meeting of stockholders to be held during fiscal year 2018 (or calendar year 2017). The terms of our Class II directors were scheduled to expire at the fiscal year 2016 annual meeting (originally scheduled to be held in calendar year 2015) and the Class III directors’ terms are scheduled to expire at our next annual meeting. As a result of the restatement of prior year consolidated financial statements and the delay in holding our annual meeting, the terms of Class II and Class III directors will be expiring at our upcoming annual meeting. Accordingly, we will be electing three Class II directors for terms expiring at our annual meeting in fiscal year 2019 and three Class III directors for terms expiring at our annual meeting in fiscal year 2020

Any vacancies in our classified board of directors will be filled by the remaining directors and the elected person will serve the remainder of the term of the class to which he or she is appointed. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

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

Carl. A. Nelson. Mr. Nelson was appointed as a director on August 4, 2016. Mr. Nelson currently serves on the board of Star Leasing Company, a $115 million ESOP-owned company that leases semi-trailers through nine facilities across seven states. He also serves on the board of Worthington Industries, a $3 billion diversified metal processing company, where he has been the audit committee chair since 2004 and a member of the executive committee. Prior to his retirement in 2002 after 31 years of service, Mr. Nelson was a partner with Arthur Andersen, LLP, where he served as Managing Partner of the Columbus, Ohio office and was the leader of the firm’s consulting services for the products industry in the United States. Mr. Nelson has taught in the MBA and executive education programs at The Ohio State University and is a member of the Dean’s Advisory Council for the Fisher College of Business at The Ohio State University. Mr. Nelson received his B.S. in Accounting from The Ohio State University and a Masters of Business Administration from the University of Wisconsin and is a Certified Public Accountant. We believe that Mr. Nelson’s public company accounting expertise and his years of experience as a business consultant on a variety of projects involving strategic planning, acquisitions, financial matters and executive coaching make him qualified to serve as a member of our board of directors.

C. Robert Kidder. Mr. Kidder became a director in 2014. Mr. Kidder also serves as the Lead Independent Director on our board of directors. Mr. Kidder served as Chairman and Chief Executive Officer of 3Stone Advisors LLC, a private investment firm, from 2006 to 2011, and as non-executive Chairman of the Board of Chrysler Group LLC from 2009 to 2011. He was a Principal at Stonehenge Partners, Inc., a private investment firm, from 2004 to 2006. Mr. Kidder served as President of Borden Capital, Inc., a company that provided financial and strategic advice to the Borden family of companies, from 2001 to 2003. He was Chairman of the Board from 1995 to 2004 and Chief Executive Officer from 1995 to 2002 of Borden Chemical, Inc. (formerly Borden, Inc.), a forest products and industrial chemicals company. Mr. Kidder was Chairman and Chief Executive Officer and President of Duracell International Inc. Prior to joining Duracell International Inc., Mr. Kidder worked in planning and development at Dart Industries and as a management consultant with McKinsey & Co. Mr. Kidder currently serves on the boards of directors of Merck & Co., Inc. and Microvi Biotech Inc. and previously served on the board of directors of Morgan Stanley from 1997 to 2015. Mr. Kidder earned a B.S. in industrial engineering from the University of Michigan and a graduate degree in industrial economics from Iowa State University. We believe Mr. Kidder’s extensive financial and senior executive experience, including in business development, operations and strategic planning, as well as knowledge he has gained through his directorship service at other public companies, make him qualified to serve as a member of our board of directors.

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

Certain Information Regarding our Directors and Executive Officers

The name and age of each director, nominee and executive officer and the positions held by each of them as of the date of this Annual Report on Form 10-K are as follows:1

Name	Age	Director Class	Position(s)
Joseph A. Chlapaty	70	Class I	Chairman of the Board of Directors, Director, President and Chief Executive Officer
Scott A. Cottrill	51	—	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (1)
Thomas M. Fussner	59	—	Executive Vice President and Co-Chief Operating Officer
Ronald R. Vitarelli	49	—	Executive Vice President and Co-Chief Operating Officer
Robert M. Klein	53	—	Executive Vice President, Sales
Kevin C. Talley	44	—	Executive Vice President and Chief Administrative Officer (2)
Ewout Leeuwenburg	50	—	Senior Vice President, International
Robert M. Eversole	54	Class II	Director
Alexander R. Fischer	49	Class II	Director
Tanya Fratto	55	Class I	Director
M.A. (Mark) Haney	61	Class II	Director
C. Robert Kidder	72	Class III	Lead Independent Director
Carl A. Nelson, Jr.	71	Class I	Director
Richard A. Rosenthal	83	Class III	Director
Abigail S. Wexner	54	Class III	Director

(1)	On November 9, 2015, the board of directors appointed Scott A. Cottrill to serve as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of the Company.
(2)	On August 4, 2016, the board of directors appointed Kevin C. Talley to serve as Executive Vice President and Chief Administrative Officer of the Company.

As previously disclosed, effective August 4, 2016, David L. Horing provided notice of his resignation from our board of directors and any committees thereof. Mr. Horing’s resignation did not result from a disagreement with the Company on any matter relating to the Company’s operation, policies or practices. On August 4, 2016, the board of directors appointed Carl A. Nelson, Jr. as a Class I director to fill the vacancy created by the departure of Mr. Horing.

Executive Officers who are not Directors

Scott A. Cottrill joined us in November 2015 as Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Cottrill comes to the Company with extensive financial reporting, accounting and corporate finance experience. From 2012 to November 2014, Mr. Cottrill served as Executive Vice President and Chief Financial Officer of Jeld-Wen, Inc., a leading global manufacturer of windows, doors and treated composite trim and panels, and from November 2014 to February 2015 as an Executive Vice President of Jeld-Wen, Inc. From 1998 to 2012, Mr. Cottrill held various finance and accounting positions with Goodrich Corporation, including from 2005 to 2012 the position of Vice President, Controller and Chief Accounting Officer and from 2002 to 2005 the position of Vice President, Internal Audit. Prior to joining Goodrich, Mr. Cottrill worked at PricewaterhouseCoopers LLP from 1987 to 1998 Mr. Cottrill holds a bachelor’s degree in Accounting from The Pennsylvania State University and is also a Certified Public Accountant.

Thomas M. Fussner joined us in October 1989 and has served as Executive Vice President since February 2006 and Co-Chief Operating Officer since November 2009. Mr. Fussner joined us as Director, Supplier Relations and has held advancing leadership roles in our manufacturing and operations functions, including being named Vice President, Manufacturing Operations in July 1995 and Senior Vice President, Manufacturing Operations in January 2009. He currently oversees our manufacturing, logistics, procurement, manufacturing engineering, operational services, and information technology functions. Prior to joining us, he spent seven years at the lighting division of General Electric in plant, product, and customer service management positions. Mr. Fussner holds a bachelor’s degree in Chemistry from Colgate University and an M.B.A. with a concentration in Operations Management from the University of Michigan.

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

Robert M. Klein joined us in June 1992 and has served as Executive Vice President, Sales since February 2006. Upon joining us, Mr. Klein held several leadership positions in operations including Manager, Regional Manufacturing, Manager, Distribution Yards, Director, Purchasing, and was named Vice President, Manufacturing Services in January 1999. In July 2001, he was named Vice President, Sales and Marketing and began providing leadership to our field sales, corporate account sales, marketing, customer service and market analysis functions. Prior to joining us, he spent seven years at The Gerstenslager Company in manufacturing management positions. Mr. Klein holds a bachelor’s degree in Business Administration from Ashland College.

Kevin C. Talley joined us in October 2011 and has served as Executive Vice President & Chief Administrative Officer since August 2016. Mr. Talley joined us as Vice President, Human Resources providing overall leadership to our compensation, benefit, and talent management programs. He currently oversees our human resources, legal, risk management, office services, and aviation functions. Prior to joining us, he spent seventeen years at The Scotts Miracle-Gro Company in increasingly responsible human resources leadership positions, most recently as Vice President, Human Resources. Mr. Talley holds a bachelor’s degree in Employment Relations and Organizational Behavior from Miami University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended March 31, 2016, or with respect to such fiscal year, all Section 16(a) filing requirements were met.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides information regarding the material elements of our fiscal year 2016 compensation program for our “named executive officers,” also referred to as the “NEOs.” Our NEOs for fiscal year 2016 were:

•	Joseph A. Chlapaty, our President and Chief Executive Officer;

•	Scott A. Cottrill, our Executive Vice President, Chief Financial Officer, Secretary and Treasurer;

•	Mark B. Sturgeon, our former Executive Vice President, Chief Financial Officer, Secretary and Treasurer;

•	Thomas M. Fussner, our Executive Vice President and Co-Chief Operating Officer;

•	Ronald R. Vitarelli, our Executive Vice President and Co-Chief Operating Officer; and

•	Robert M. Klein, our Executive Vice President of Sales.

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

Executive Summary

We believe our compensation practices and our overall level of executive compensation are competitive and fair when compared with our established compensation peer group and reflect our commitment to performance-based pay. Our compensation programs are designed to align our NEOs’ interests with those of our stockholders by rewarding performance based on the metrics and goals the Committee establishes, with the objective of increasing long-term stockholder value. We believe that the total compensation mix of the NEOs between short-term and long-term compensation aligns the interests of our executives with those of our stockholders. Consistent with the Company’s compensation principles and objectives, as well as changes implemented prior to becoming a public company in July 2014, there were no substantial changes to the design of our compensation programs for our NEO’s in fiscal year 2016.

Through its design, the ADS Annual Cash Incentive Plan, or the Cash Incentive Plan, continues to reinforce our pay for performance culture and focuses our executives on critical short-term profitability and financial objectives, as well as achievement of individual performance and leadership objectives. The fiscal year 2016 awards under the Cash Incentive Plan reflect the Company’s performance versus the financial and individual performance thresholds the Committee established.

There were no awards made to any of our NEO’s from our long-term equity programs in fiscal year 2016. Base salary adjustments were approved by the Committee and board of directors based on the Company’s compensation practices for determining pay levels.

In structuring and making awards from our compensation programs, the Committee considers the competitiveness of our practices versus established peer companies and market practices as well as the linkage of our NEO’s total compensation to the sustained value they create. The summary below reflects our belief in having executive pay linked to stockholder value creation and alignment between our fiscal year 2016 executive compensation and our Company’s performance.

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

Objectives: Our executive compensation programs are designed to achieve the following objectives:

•	drive the performance culture and company values;

•	reward sustained performance;

•	align compensation to stockholder’s interests; and

•	attract, retain, and motivate top talent.

Principles: The following principles guide decision making with our executive compensation programs:

•	structure total compensation levels within the competitive market range for similar executive roles, which is generally viewed as the pay range between +/- 15% of the median of the compensation peer group;

•	place greater emphasis on variable pay versus fixed pay; and

•	link the total compensation of our executives to the sustained value they create for our stockholders through the use of equity-based compensation.

Setting Pay Levels and Mix: When setting pay levels and mix the Committee exercises its discretion to position individual pay levels higher or lower in the competitive market range based on a subjective assessment of individual facts and circumstances, including the:

•	strategic importance of the position to our growth objectives;

•	individual experience, competency, skill, performance, and potential;

•	overall performance and contribution of the individual to the business performance; and

•	elapsed time since the last compensation adjustment.

Determining Executive Compensation

Role of our Compensation and Management Development Committee. Pursuant to authority delegated by our board of directors, the Committee is responsible for the design and implementation of our executive compensation policies and programs and determines the compensation for each of our executive officers other than the Chief Executive Officer consistent with the terms of the employment agreement for each NEO. In fiscal year 2016, our board of directors determined the compensation of Mr. Chlapaty, our Chief Executive Officer, based on the Committee’s recommendations and in accordance with Mr. Chlapaty’s employment agreement. A summary of the employment agreements currently in effect with each of our NEOs is described below under “— Employment Agreements.”

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

Role of Outside Consultants. In establishing the compensation peer group, benchmarking executive and board of director compensation, and ad hoc analysis, with the consent of the Committee management engaged the services of Willis Towers Watson, a third-party executive compensation consultant, to assist management in connection with this process. As part of its engagement Willis Towers Watson has also assisted management by providing select advice regarding compensation tax issues, stock based accounting treatment as well as incentive design considerations for the Company’s executive benefit plans. Willis Towers Watson did not provide any services to us, or receive any payments from us, other than in their capacity described above.

Compensation Peer Group To enable the Company to benchmark our compensation programs, the Company uses a customized compensation peer group, developed with support from Willis Towers Watson. The Committee has determined that these companies reflect the compensation practices of companies with comparable lines of business, size, and operating characteristics.

Apogee Enterprises, Inc.	Eagle Materials Inc.	Gibraltar Industries, Inc.
Griffon Corporation	Lindsay Corporation	Martin Marietta Materials Inc.
Masonite International Corporation	Mueller Water Products, Inc.	NCI Building Systems Inc.
Ply Gem Holdings, Inc.	Quanex Building Products Corporation	Simpson Manufacturing Co., Inc.
Watts Water Technologies, Inc.

In general, these companies come from the building products, machinery, or construction materials industry that are likely to be attracting and retaining talent with similar experience and skills to that of our Company. The median annual revenue of these companies approximates our annual revenue and reflects a range of $600 million to $3.2 billion.

Components of Compensation

For fiscal year 2016, the principal components of compensation for the named executive officers were:

•	base salary;

•	annual cash incentive compensation;

•	long-term equity-based compensation; and

•	benefits and executive perquisites.

The Committee has responsibility for determining all elements of compensation granted to the NEOs and reviews each element of compensation, as well as the relative mix or weighting of elements, on an annual basis.

Base Salary

Base salary is the primary fixed element of total compensation and serves as the foundation for the executive’s compensation structure, since the annual cash incentive program is directly linked to base salary levels. Our NEOs are covered by employment agreements and, accordingly, we pay annual base salaries initially as set forth in these agreements as thereby adjusted. On an annual basis, base salaries are reviewed versus the compensation peer group as well as the subjective assessment of each NEO’s overall contribution to the business performance, strategic importance to our growth objectives, and individual performance and potential for future contributions. The Chief Executive Officer, with input from the human resources department, proposes base salary increases, if any, for all NEOs, excluding himself, based on the aforementioned criteria. His proposal is subject to review and approval (with or without modifications) by the Committee. Changes to Mr. Chlapaty’s base salary are initiated and approved by the Committee directly, subject to the review and final approval of our board of directors.

The Board and the Committee approved base salary adjustments for each of the NEOs for fiscal year 2016. The table below shows the base salaries established for fiscal year 2016, effective as of May 1, 2015.

Named Executive Officer	Base Salary
Joseph A. Chlapaty	$550,000
Scott A. Cottrill*	$455,000
Mark B. Sturgeon	$320,000
Thomas M. Fussner	$335,000
Ronald R. Vitarelli	$310,000
Robert M. Klein	$290,000

*	Mr. Cottrill joined the Company as its Executive Vice President, Chief Financial Officer, Secretary and Treasurer on November 9, 2015.

Annual Cash Incentive Compensation

The fiscal year 2016 Cash Incentive Plan provides annual cash incentive compensation opportunities based on the Company’s financial performance as well as individual performance. The Cash Incentive Plan is weighted based on the following factors: (i) 80% on three performance measures related to our financial performance (each such measure described below), and (ii) 20% based on individual performance measured through a subjective assessment of performance of the NEO as compared to their annual performance objectives as well as demonstrated leadership. By tying a significant portion of the executive’s total annual cash compensation to annual variable pay, the Committee believes it further reinforces our pay for performance culture and focuses our executives on critical short-term financial and operational objectives, which also support our long-term financial goals.

Establishing Target Payouts

Under the Cash Incentive Plan, target payouts for each NEO are reviewed on an annual basis and compared against the compensation peer group. The Chief Executive Officer, with input from the human resources department, proposes annual target payout adjustments, if any, for all NEOs, excluding himself, based on the aforementioned performance measures. His proposal is subject to review and approval (with or without modifications) by the Committee. Changes to Mr. Chlapaty’s targeted payout from the Cash Incentive Plan are initiated and approved by the Committee directly, subject to the review and final approval of our board of directors.

Consistent with our compensation principles, the target payouts from the Cash Incentive Program are a significant portion of the target annual cash compensation for our NEOs. The Committee believes the established targets enhance the alignment to our pay-for-performance and stakeholder alignment principles. The target annual cash incentive payouts for fiscal year 2016 as a percentage of salary were as follows:

Target Payout (as a percent of base salary)
Joseph A. Chlapaty	140%
Scott A. Cottrill	75%
Mark B. Sturgeon	75%
Thomas M. Fussner	75%
Ronald R. Vitarelli	75%
Robert M. Klein	65%

Performance Measures

The Committee believes that the following measures reflect key value drivers for purposes of establishing payouts under the Cash Incentive Plan:

•	Adjusted EBITDA — EBITDA before stock based compensation expense, non-cash charges and certain other expenses.

•	Total Net Sales — sales after cash discounts, product returns, and freight rebills.

•	Average Quarterly Debt Balance — average quarter end long-term debt.

•	Individual Goal Achievement — performance of the executives versus their annual performance objectives and demonstrated leadership.

For fiscal year 2016, our Cash Incentive Plan was heavily weighted to profitability and sales performance. Accordingly, 55% of the incentive award was based upon the achievement of certain levels of adjusted EBITDA, 15% was based upon certain levels of Total Net Sales, and 10% was based upon certain levels of average quarterly debt. 20% of the Plan was based upon attainment of certain individual performance objectives and demonstrated leadership.

Performance Thresholds

As reflected in the table below, minimum, target, and maximum performance thresholds were established based on the Committee’s assessment of performance targets that appropriately drive and reward the achievement of growth versus our prior year performance levels. The thresholds established for the non-individual metrics in the Cash Incentive Plan for fiscal year 2016 were as follows:

•	minimum performance thresholds, which earn a 50% payout, were set at pre-restated fiscal year 2015 performance levels;

•	target performance thresholds, which earn a 100% payout, were set at levels to achieve 15% and 31%, growth versus the prior year for Total Net Sales and Adjusted EBITDA, respectively, and a 14% reduction in Average Quarterly Debt versus the prior year; and

•	maximum performance thresholds, which earn a 250% payout, were set at levels to achieve 29% and 61% growth versus the prior year for Total Net Sales and Adjusted EBITDA, respectively, and a 27% reduction in Average Quarterly Debt versus the prior year.

Payout percentages for performance between the minimum and maximum performance thresholds for each of these financial metrics is determined by using linear interpolation. Actual performance results used in determining payout award percentages for each of the three financial metrics were based upon the Company’s fiscal year 2016 unaudited results announced on June 7, 2016. Adjusted EBITDA and Total Net Sales amounts were further adjusted in connection with the completion of the fiscal year 2016 audit, which amounts as adjusted are further described above in “Item 6. Selected Financial and Operating Data.” The performance goals and performance results utilized by the Committee in making payout awards for fiscal year 2016 (dollars in millions) for the non-individual metrics in the plan were as follows:

		Performance Levels			Fiscal Year 16 Performance*
Measure	Measure Weighting	Min	Target	Max	Results	Payout Percent
Adjusted EBITDA	55%	$154.0	$201.0	$248.0	$185.8	84%
Total Net Sales	15%	$1,178.3	$1,350.5	$1,522.6	$1,289.5	82%
Avg Quarterly Debt	10%	$419.0	$361.9	$304.7	$388.1	77%

Payout Percent		50%	100%	250%

*	Amounts used for purposes of determining payout percentages were based upon the Company’s fiscal year 2016 unaudited results announced on June 7, 2016.

The Cash Incentive Plan also includes an individual goal achievement measure, weighted at 20% of the plan, to provide the Chief Executive Officer, the Committee, and our board of directors the opportunity to distinguish individual performance. Payout percentages ranging from 0% - 250%, identical to the range for the non-individual metrics in the plan, can be awarded to each participant to allow for differentiation based on each NEO’s performance versus individual goals and their demonstrated leadership. Payout percentages for this metric are awarded following an assessment of each NEO’s performance versus their individual objectives established for fiscal year 2016 as well as a subjective evaluation of their demonstrated leadership throughout the year in driving achievement of their individual and the Company’s overall objectives.

The annual performance objectives for Mr. Chlapaty for fiscal year 2016 included (i) leading the achievement of revenue and earnings targets, (ii) leading the on-going development of the senior management development and succession plan, (iii) driving new product development initiatives, (iv) delivering the targeted performance levels for the Ideal Pipe acquisition, (v) developing with the Board a capital return strategy, (vi) updating the long-term strategic plan, and (vii) expanding presence with company outside stakeholders.

The annual performance objectives for Mr. Cottrill for fiscal year 2016 included (i) completing the fiscal year 2015 audit and restatement, (ii) driving Sarbanes Oxley compliance, (iii) implementing the financial reorganization plan, (iv) participating in the updating of the long-term strategic plan, (v) completing the fiscal year 2017 operating budget, and (vi) building relationships with key internal and external stakeholders.

The annual performance objectives for Mr. Sturgeon for fiscal year 2016 included (i) completing all fiscal year 2016 quarterly and annual filings, (ii) developing and implementing an effective investor relations program, (iii) working with the Audit Committee to complete fiscal year 2016 audit, (iv) driving Sarbanes Oxley compliance, (v) updating the long-term strategic plan, and (vi) building relationships with equity analysts, and (vii) building leadership and talent.

The annual performance objectives for Mr. Fussner for fiscal year 2016 included (i) delivering the targeted performance levels for the Ideal Pipe acquisition, (ii)driving achievement of planned conversion costs (iii) leading the achievement of planned freight and logistics performance levels, (iv) driving targeted improvement from pipe quality initiatives, (v) driving improvement in HP pipe production performance, (vi) leading the improved performance of Green Line Polymers, (vii) achieving the planned start-ups for new and relocated production lines, and (viii) building leadership and talent.

The annual performance objectives for Mr. Vitarelli for fiscal year 2016 included (i) driving achievement of planned sales revenue in the U.S. and Canada, (ii) driving pipe new product development initiatives, (iii) leading water quality new product development initiatives, (iv) leading the implementation of initiatives from the resin task force, and (v) building leadership and talent.

The annual performance objectives for Mr. Klein for fiscal year 2016 included(i) driving achievement of planned sales revenue in the U.S, (ii) managing pricing strategies to deliver planned performance levels, (iii) developing and implementing strategies to maintain corporate account relationships, (iv) managing selling expenses, and (v) building leadership and talent in the sales organization.

No specific weightings are attached to any of the foregoing factors, which serve as a general guide for the Committee in determining whether the individual goals for each NEO have been achieved. When considering the individual goal component of the annual performance objectives for our NEOs, the Committee also took into consideration the various factors that resulted in the Company restating its historical financial statements and delay in completing the fiscal 2015 audit. This included consideration of the performance of certain of our NEOs who assumed roles in helping to oversee the completion of the restatement and fiscal year 2015 audit and establishing and implementing a comprehensive remediation plan.

Funding Trigger

Consistent with our pay-for-performance compensation principle, the Cash Incentive Plan includes a funding trigger that requires the achievement of the established minimum threshold performance level for Adjusted EBITDA in order for any potential payout based on the Total Net Sales, Average Quarterly Debt Balance or Individual Goal Achievement measures. For fiscal year 2016, the Adjusted EBITDA funding trigger was set at $154.0 million, the minimum Adjusted EBITDA threshold required to receive a threshold payout of 50% as described above. This requirement was met for the 2016 fiscal year.

Payout Awards for Fiscal Year 2016

The target incentive awards and final approved payouts for fiscal year 2016 were as follows:

Named Executive Officer	Target Incentive Award ($)	Financial Performance Payout ($)	Individual Performance Payout ($)	Total Payout ($)	Approved Payout % vs. Target
Joseph A. Chlapaty	$770,000	$509,515	$240,485	$750,000	97%
Scott A. Cottrill*	$146,951	$97,239	$55,861	$153,100	104%
Mark B. Sturgeon	$240,000	$158,810	$0	$158,810	66%
Thomas M. Fussner	$251,250	$166,254	$95,646	$261,900	104%
Ronald R. Vitarelli	$232,500	$153,847	$80,953	$234,800	101%
Robert M. Klein	$188,500	$124,732	$66,768	$191,500	102%

*	Target incentive award is based on Mr. Cottrill’s pro-rated annual salary from date of hire, November 9, 2015, through March 31, 2016.

Long-Term Equity-Based Compensation

We maintain several equity-based incentive plans as described below under “— Equity-Base Incentive Plans”, including:

•	the ADS Amended 2000 Incentive Stock Option Plan (or the 2000 Plan),

•	the ADS 2008 Restricted Stock Plan (or the 2008 Plan), and

•	the ADS 2013 Stock Option Plan (or the 2013 Plan).

Our NEOs participate in all of the aforementioned plans (except that Mr. Chlapaty and Mr. Cottrill received no award grants under the 2000 Plan). We no longer make awards under the 2000 Plan. On August 12, 2014, our board of directors amended the 2000 Plan to terminate the reload option feature under the 2000 Plan.

Long-term equity incentive compensation is an integral part of the total compensation for Company executives and links pay to long-term performance. On an annual basis, the long-term equity-based incentives are reviewed versus the compensation peer group as well as the subjective assessment of each NEO’s overall contribution to the business performance, strategic importance to our growth objectives, and individual performance and potential for future contributions. The Chief Executive Officer, with input from the human resources department, proposes long-term equity-based incentives, if any, for all NEOs, excluding himself, based on the aforementioned criteria. His proposal is subject to review and approval (with or without modifications) by the Committee. The long-term equity-based incentive grant, if any, for Mr. Chlapaty is initiated and approved by the Committee directly, subject to the review and final approval of our board of directors.

In fiscal year 2016, no long-term incentive grants were initiated or approved, although the Company has committed to provide equity based awards of restricted stock and non-qualified stock options to certain key employees, including Scott Cottrill, the Company’s Chief Financial Officer, as part of their appointment, with such grants to occur at a later date. This decision to not initiate a more broad-based grant of long term equity incentives in fiscal year 2016 was based on the scale of the stock option and restricted stock awards approved by the Committee and board of directors in fiscal year 2014 as part of a comprehensive review of our compensation programs and practices in light of our business model, growth strategy, and planned transition to public ownership. Following that review and discussion, the Committee approved changes to components of our executive compensation programs to establish a sustainable and competitive framework to motivate and retain the leadership talent necessary to drive achievement of planned business results as well as to guide the Company through the transition to being publicly owned. At that time, and consistent with those objectives, the Committee and board of directors approved non-qualified stock option grants from the 2013 Plan that were intended to be multi-year awards.

Benefits and Executive Perquisites

The benefits provided to our NEOs are generally the same as those provided to our other salaried associates and include medical, vision and dental insurance, basic life insurance and accidental death and dismemberment insurance, short- and long-term disability insurance.

All of the NEOs, with the exception of Mr. Chlapaty, participate in our tax-qualified ESOP that covers employees who meet certain service requirements. See “— Equity-Based Incentive Plans — Employee Stock Ownership Plan” and “Description of Employee Stock Ownership Plan” for additional information regarding the ESOP.

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

We also provide our NEOs with certain perquisites. These perquisites include use of Company-owned or leased cars and reimbursement of car-related expenses, payment of automobile insurance premiums for Company provided vehicles, and reimbursement of country club or fitness membership dues. In determining the total compensation payable to our NEOs, the Committee considers perquisites in the context of the total compensation which our NEOs are eligible to receive. However, given the fact that perquisites represent a relatively small portion of the NEO’s total compensation, the availability of these perquisites does not materially influence the decisions made by the Committee with respect to other elements of the total compensation to which our NEOs are entitled or to which they are awarded.

The NEOs are also permitted to make pre-approved personal use of Company aircraft, subject to reimbursement to the Company of the aggregate cost of the aircraft for all (actual and ferry) flight hours associated with routine personal usage. Pursuant to the terms of his employment agreement, Mr. Chlapaty is permitted to use Company aircraft for charitable and philanthropic uses which use is not subject to reimbursement and is reported in the “All Other Compensation” column of our Summary Compensation Table below. Otherwise Mr. Chlapaty reimburses the Company for any routine personal use of Company aircraft. The incremental cost of personal use of Company aircraft is calculated based on the average variable operating cost per hour flown, which includes fuel costs, aircraft maintenance and supplies, landing fees and trip related hanger and parking costs. Fixed costs that do not change based on usage such as hangar rental, aircraft lease payments, insurance and certain administrative expenses are excluded from the incremental cost calculation. If an aircraft flies empty before picking up or after dropping off a passenger flying for personal reasons, this “deadhead” segment is included in the incremental cost of the personal use. If an NEO is traveling on business utilizing Company aircraft and there is otherwise room available on the aircraft for the NEO’s spouse to accompany the NEO, the spouse is permitted to do so.

For a description of the perquisites received by our NEOs during fiscal year 2016, see the “All Other Compensation” column of our Summary Compensation Table below.

Other Executive Compensation Policies and Practices

Risk in Relation to Compensation Programs

Management has assessed our compensation programs and has concluded that there are no plans that provide meaningful incentives for employees, including our NEOs and additional executive officers, to take excessive risks that would be reasonably likely to have a material adverse effect on us. The Company based its assessment on a review of the material compensation plans and arrangements, most notably the long-term equity based compensation programs and the annual cash incentive compensation plan. The Company reached its conclusion in part due to the balance of fixed and variable compensation, balance of short and long-term incentives, design features of the plans, and the oversight and administration of the Committee.

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

The independent directors are entitled to exercise remedies pursuant to this policy if each of the following conditions have been met: (1) the bonus or incentive compensation to be recouped was calculated based upon the financial results that were restated, (2) one or more executive officers engaged in the intentional misconduct, and (3) the bonus or incentive compensation calculated under the restated financial results is less than amount actually paid or awarded.

While the matters identified as part of the restatement of the Company’s historical financial statements and completion of the fiscal year 2015 audit did not result in a finding of intentional fraud or misconduct that would trigger the above-referenced recoupment policy, in light of the uncertainty regarding the Company’s final financial results for the fiscal year-end 2015, the Committee elected to rescind the fiscal year 2015 awards and requested that the NEOs voluntarily return all previously-paid amounts. These bonus amounts were voluntarily returned by each NEO to the Company as reported in the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2015.

Tax and Accounting Considerations

While the accounting and tax treatment of compensation generally has not been a consideration in determining the amounts of compensation for our executive officers, the Committee and management have taken into account the accounting and tax impact of various program designs to balance the potential cost to us with the value to the executive.

The expenses associated with executive compensation issued to our executive officers and other key associates are reflected in our financial statements. We account for stock-based programs in accordance with the requirements of ASC Topic 718, which requires companies to recognize in the income statement the grant date value of equity-based compensation issued to associates over the vesting period of such awards.

Compensation and Management Development Committee Report

The Compensation and Management Development Committee has reviewed and discussed with the Company’s management the Compensation Discussion & Analysis set forth above. Based on such review and discussions, the Compensation and Management Development Committee has recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this proxy statement and incorporated into the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Respectfully submitted,

  C. Robert Kidder (Chair)

  Richard A. Rosenthal

  Abigail S. Wexner

Summary Compensation Table for Fiscal Year 2016

The following table summarizes the total compensation earned by each of our NEOs for fiscal years noted:

Name and Principal Position	Fiscal Year	Salary $ (1)	Bonus $	Stock Awards $ (2)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $ (4)	All Other Compensation $ (5)	Total $
Joseph A. Chlapaty	2016	543,750	—	—	—	750,000	137,925	1,431,675
President & Chief Executive Officer	2015	475,000	—	—	—	500,000	189,355	1,164,355
	2014	454,167	—	385,200	3,221,680	300,000	136,588	4,197,635

Scott A. Cottrill	2016	195,935	—	—	—	153,100	34,452	383,487
Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—

Mark B. Sturgeon	2016	317,083	—	—	—	158,810	19,919	495,812
Former Executive Vice President,	2015	285,000	—	—	83,506	155,000	36,755	560,261
Chief Financial Officer, Secretary and Treasurer	2014	270,417	—	128,400	1,075,871	115,000	44,806	1,519,494

Thomas M. Fussner	2016	333,333	—	—	—	261,900	13,959	609,192
Executive Vice President and	2015	315,000	—	—	—	170,000	6,054	491,054
Co-Chief Operating Officer	2014	308,750	—	160,500	1,025,080	105,000	26,654	1,520,984

Ronald R. Vitarelli	2016	307,083	—	—	—	234,800	9,613	551,496
Executive Vice President and	2015	275,000	—	—	—	150,000	5,682	430,682
Co-Chief Operating Officer	2014	264,583	—	160,500	1,025,080	100,000	23,094	1,473,257

Robert M. Klein	2016	288,333	—	—	—	191,500	11,543	491,376
Executive Vice President of Sales	2015	270,000	—	—	187,272	125,000	4,133	586,405
	2014	261,667	—	96,300	878,640	85,000	18,122	1,254,729

(1)	Amounts reported for fiscal year 2016 reflect adjustment to NEO salaries that went into effect on May 1, 2015. The amount reported for Mr. Cottrill reflects his salary from his start date of November 9, 2015. Amounts reported for fiscal year 2014 reflect adjustment to NEO salaries that went into effect as of September 1, 2013.
(2)	There were no restricted stock awards in fiscal years 2016 or 2015. Amounts reported for fiscal 2014 are based on the aggregate grant date fair value of restricted stock awarded, computed in accordance FASB ASC Topic 718, Compensation — Stock Compensation. We calculated the estimated fair value of each share of restricted stock on the date of grant as described in Note 18 (Stock-Based Compensation) in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
(3)	The amounts reported in this column are based on the aggregate grant date fair value of stock options awarded, computed in accordance with the FASB ASC Topic 718. We calculated the estimated fair value of each option award on the date of grant using a Black-Scholes option pricing model as described under as in Note 18(Stock-Based Compensation) in the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The amount in this column for Mr. Sturgeon Mr. and Klein also includes the grant date fair value of reload options issued in connection with the exercise of previously granted options under the 2000 Plan. The dollar amount of the option awards in fiscal year 2014 and 2015 related to reload options for Mr. Sturgeon is $50,791 and $83,506, respectively. The dollar amount of the option awards in fiscal year 2015 related to reload options for Mr. Klein is $187,272.
(4)	The amounts reported in this column consist of amounts to be paid under the Cash Incentive Plan for services rendered in fiscal years 2014, 2015 and 2016, as discussed above under “— Compensation Discussion and Analysis — Components of Compensation — Annual Cash Incentive Compensation.”
(5)	The All Other Compensation column is made up of the following amounts for fiscal year 2016:

Name	Life Insurance Premiums	Dividends on Unvested Restricted Stock (a)	Perquisites (b)	Total $
Joseph A. Chlapaty	4,204	6,213	127,508	137,925
Scott A. Cottrill		—	34,452	35,985
Mark B. Sturgeon	3,664	2,071	14,184	19,919
Thomas M. Fussner	3,834	2,918	—	13,959
Ronald R. Vitarelli	4,094	2,353	—	9,613
Robert M. Klein	2,854	1,600	—	11,543

(a)	During fiscal 2016 we paid four quarterly cash dividends of $0.05 per share to all stockholders of record on June 1, September 1, December 1 and March 1, 2016. In connection with these dividends and based on their respective equity holdings, our NEOs received such dividend payments with respect to unvested shares of restricted common stock, which amounts are reflected in the “All Other Compensation” column.
(b)	The amounts shown in this column include the value of perquisites and other personal benefits to an NEO only if the aggregate value exceeded $10,000. Where we do report perquisites and other personal benefits for an NEO, we have separately quantified each perquisite or personal benefit only if it exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for that individual. The amount reported for Mr. Sturgeon includes (i) $4,868 for personal use of automobile and related automobile liability insurance expense, and (ii) $9,315 for reimbursement for social membership dues. The amount reported for Mr. Cottrill includes (i) $32,918 reimbursement for relocation expenses and temporary housing, and (ii) personal use of automobile and related automobile liability insurance expense, which amounts are not quantified since they do not exceed the greater of $25,000 or 10% of the total amount of Mr. Cottrill’s perquisites and personal benefits. The amount reported for Mr. Chlapaty includes (i) $110,152 of incremental cost to us of Mr. Chlapaty’s personal use of Company aircraft for charitable and philanthropic purposes (the incremental cost of personal use of Company aircraft is summarized above under “Compensation Discussion and Analysis — Benefits and Executive Perquisites”), (ii) personal use of automobile and related automobile liability insurance expense, which amounts are not quantified since they do not exceed the greater of $25,000 or 10% of the total amount of Mr. Chlapaty’s perquisites and personal benefits, and (iii) $14,063 of reimbursement for social membership dues.

Grants of Plan-Based Awards for Fiscal Year 2016

The following table provides information concerning awards granted to the NEOs in the last fiscal year under any plan:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)
		Threshold $	Target $	Maximum $
Joseph A. Chlapaty	N/A	332,500	665,000	1,662,500	—	—	—	—
Scott A. Cottrill (2)	N/A	227,500	341,250	1,137,500	—	—	—	—
Mark B. Sturgeon	N/A	106,875	213,750	534,375	—	—	—	—
Thomas M. Fussner	N/A	118,125	236,250	590,625	—	—	—	—
Ronald R. Vitarelli	N/A	103,125	206,250	515,625	—	—	—	—
Robert M. Klein	N/A	87,750	175,500	438,750	—	—	—	—

(1)	The amounts shown reflect the estimated payouts for fiscal year 2016 under the Cash Incentive Plan that the respective NEO would be eligible for assuming no use of discretion by the Committee in authorizing such payments. Actual amounts awarded are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For additional information, see discussion above under “— Compensation Discussion and Analysis — Components of Compensation — Annual Cash Incentive Compensation.”
(2)	Mr. Cottrill participated in the Cash Incentive Plan with an initial annual targeted cash bonus of 75% of his base salary and with prorated participation for fiscal year 2016 reflecting his start date of November 9, 2015. Pursuant to the terms of his offer letter, Mr. Cottrill is entitled to receive equity based awards of restricted stock with a value of $300,000 and non-qualified stock options with a value of $500,000, subject to approval by the Company’s Board of Directors, which awards will be made at a later date.
(3)	The amounts shown are based on the aggregate grant date fair value of restricted stock and stock options awarded, computed in accordance with FASB ASC Topic 718. We calculated the estimated fair value of each option award on the date of grant using a Black-Scholes option pricing model, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Employee Benefit Plans — Stock-Based Compensation Plans.”

Outstanding Equity Awards at Fiscal Year Ended March 31, 2016

The following table sets forth the unexercised and unvested stock options and restricted stock held by NEOs at fiscal year-end. Each equity grant is shown separately for each NEO.

	Option Awards					Stock Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options That Are Exercisable	Number of Securities Underlying Unexercised Options That Are Not Exercisable	Option Exercise Price	Option Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (4)
		Shares	Shares	$			Shares	$
Joseph A. Chlapaty
Stock Options (1)	9/01/13	258,885	258,885	13.64	3/31/23
Restricted Stock (3)						5/11	2,824	60,151
Restricted Stock (3)						5/12	11,297	240,626
Restricted Stock (3)						5/13	16,945	360,929

Scott A. Cottrill (5)

Mark B. Sturgeon
Stock Options (2)	4/25/07	34,436	—	10.77	3/31/17
Stock Options (2)	7/22/09	28,679	—	9.43	3/31/19
Stock Options (2)	7/21/10	14,460	—	10.75	3/31/20
Stock Options (2)	8/01/12	9,045	—	12.59	3/31/22
Stock Options (2)	9/01/13	8,162	—	13.64	3/31/23
Stock Options (1)	9/01/13	65,898	98,847	13.64	3/31/23
Stock Options (2)	8/12/14	—	12,353	15.74	3/31/24
Restricted Stock (3)						5/11	941	20,043
Restricted Stock (3)						5/12	3,766	80,216
Restricted Stock (3)						5/13	5,648	120,302

Thomas M. Fussner
Stock Options (2)	7/22/09	29,341	—	9.43	3/31/19
Stock Options (2)	7/21/10	16,216	—	10.75	3/31/20
Stock Options (2)	5/03/11	13,477	—	10.70	3/31/21
Stock Options (2)	8/01/12	10,335	—	12.59	3/31/22
Stock Options (1)	9/01/13	65,898	98,847	13.64	3/31/23
Restricted Stock (3)						5/11	1,883	40,108
Restricted Stock (3)						5/12	5,648	120,302
Restricted Stock (3)						5/13	7,060	150,378

Robert M. Klein
Stock Options (2)	4/25/07	42,363	—	10.77	3/31/17
Stock Options (2)	8/01/12	32,242	—	12.59	3/31/22
Stock Options (1)	9/01/13	56,484	84,726	13.64	3/31/23
Stock Options (2)	8/12/14	—	27,703	15.74	3/31/24
Restricted Stock (3)						5/11	941	20,043
Restricted Stock (3)						5/12	2,824	60,151
Restricted Stock (3)						5/13	4,236	90,227

Ronald R. Vitarelli
Stock Options (1)	9/01/13	65,898	98,847	13.64	3/31/23
Restricted Stock (3)						5/11	941	20,043
Restricted Stock (3)						5/12	3,766	80,216
Restricted Stock (3)						5/13	7,060	150,378

(1)	Stock options issued pursuant to the 2013 Plan, which vest over a five-year period in 20% installments each year, beginning with the first anniversary following the grant date (except for Mr. Chlapaty’s option award, which vest over a four-year period in 25% installments each year). The vesting terms of these options did not accelerate upon completion of our IPO.

(2)	Stock options issued pursuant to the 2000 Plan, which vest over a three-year period in one-third installments each year, beginning with the fifth anniversary following the grant date, provided however that all then-remaining unvested options vested in full upon completion of our IPO.
(3)	Restricted stock issued pursuant to the 2008 Plan, which vest over a five-year period in 20% installments each year, beginning with the first anniversary following the grant date.
(4)	The market value is the product of $21.30, the closing price of our common shares on the NYSE on March 31, 2016, and the number of unvested stock awards.
(5)	Mr. Cottrill participated in the Cash Incentive Plan with an initial annual targeted cash bonus of 75% of his base salary and with prorated participation for fiscal year 2016. Pursuant to the terms of his offer letter, Mr. Cottrill is entitled to receive equity based awards of restricted stock with a value of $300,000 and non-qualified stock options with a value of $500,000, subject to approval by the Company’s Board of Directors, which awards will be made at a later date.

Option Exercises and Stock Vested for Fiscal Year 2016

The following table sets forth for each NEO the exercises of stock options and the vesting of stock awards during fiscal year 2016:

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting (2)	Value Realized on Vesting (1)
	#	$	#	$
Joseph A. Chlapaty	—	—	19,769	$581,717
Scott A. Cottrill	—	—	—	—
Mark B. Sturgeon	64,601	$1,169,484	9,414	$282,194
Thomas M. Fussner	8,187	$138,442	10,826	$318,063
Robert M. Klein	56,484	$761,969	5,648	$166,009
Ronald R. Vitarelli	—	—	5,742	$169,714

(1)	Amounts shown represent (i) with respect to option awards, the difference between the closing price of our common shares on the NYSE on the date of the options’ exercise and the option exercise price, and (ii) with respect to stock awards, the value of the restricted shares that vest based on the closing price of our common shares on the NYSE on the date (or the closing price of our common shares on the NYSE on the next business day in the event the NYSE was closed on the vesting date) the shares vested. The foregoing values do not necessarily equate to cash realized from the sale of shares acquired upon the exercise of options or vesting of restricted stock as shares were not sold on exercise or upon vesting, but continue to be held by the NEO.
(2)	Restricted stock vests over a five year period in 20% installments each year, beginning with the first anniversary following the grant date. The number of shares listed in this column reflects the total number of shares of restricted stock that vested during fiscal year 2016.

Pension Benefits and Nonqualified Deferred Compensation for Fiscal Year 2016

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

Joseph A. Chlapaty. On June 20, 2014, we entered into an amended and restated employment agreement with Mr. Chlapaty, our Chief Executive Officer. The employment agreement provides for an initial employment period ending March 31, 2015. Beginning on January 1, 2015 and each January 1 thereafter, the then remaining term of the employment agreement will be extended automatically for an additional one-year period until termination pursuant to its terms, including termination by either party through notice prior to the January 1 renewal date. Mr. Chlapaty’s annual base salary for fiscal year 2016 was $550,000 and he is entitled to receive annual incentive compensation. The employment agreement also contains customary non-competition and non-solicitation covenants of Mr. Chlapaty that apply during his employment and within a period of two years following the termination of his employment with us and a confidentiality covenant of indefinite duration.

Scott A. Cottrill. On November 9, 2015, we entered into an employment agreement with Mr. Cottrill, our Chief Financial Officer. The employment agreement provides for an initial employment period ending March 31, 2018. Beginning on January 1, 2018 and each January 1 thereafter, the then remaining term of the employment agreement will be extended automatically for an additional one-year period until termination pursuant to its terms, including termination by either party through notice prior to the January 1 renewal date. Mr. Cottrill’s annual base salary for fiscal year 2016 was $455,000 and he is entitled to receive annual incentive compensation. The employment agreement also contains customary non-competition and non-solicitation covenants of Mr. Cottrill that apply during his employment and within a period of two years following the termination of his employment with us and a confidentiality covenant of indefinite duration.

Mark B. Sturgeon. On June 20, 2014, we entered into an amended and restated employment agreement with Mr. Sturgeon, our former Chief Financial Officer. The employment agreement provided for an initial employment period ending March 31, 2015. Beginning on January 1, 2015 and each January 1 thereafter, the then remaining term of the employment agreement extended automatically for an additional one-year period until termination pursuant to its terms, including termination by either party through notice prior to the January 1 renewal date. Mr. Sturgeon’s annual base salary for fiscal year 2016 was $320,000 and he was entitled to receive annual incentive compensation. The employment agreement also contained customary non-competition and non-solicitation covenants of Mr. Sturgeon that apply during his employment and within a period of two years following the termination of his employment with us. It also included a confidentiality covenant of indefinite duration. On November 3, 2015, Mr. Sturgeon notified the Company of his intention to retire from the Company effective March 31, 2016 and effective November 9, 2015 he stepped down as the Company’s Chief Financial Officer, Secretary and Treasurer. Mr. Sturgeon remained employed as an Executive Vice President of the Company until his retirement on March 31, 2016.

Thomas M. Fussner. On June 20, 2014, we entered into an amended and restated employment agreement with Mr. Fussner, our Co-Chief Operating Officer. The employment agreement provides for an initial employment period ending March 31, 2015. Beginning on January 1, 2015 and each January 1 thereafter, the then remaining term of the employment agreement will be extended automatically for an additional one-year period until termination pursuant to its terms, including termination by either party through notice prior to the January 1 renewal date. Mr. Fussner’s annual base salary for fiscal year 2016 was $335,000 and he is entitled to receive annual incentive compensation. The employment agreement also contains customary non-competition and non-solicitation covenants of Mr. Fussner that apply during his employment and within a period of two years following the termination of his employment with us. It also includes a confidentiality covenant of indefinite duration.

Ronald R. Vitarelli. On June 20, 2014, we entered into an amended and restated employment agreement with Mr. Vitarelli, our Co-Chief Operating Officer. The employment agreement provides for an initial employment period ending March 31, 2017. Beginning on January 1, 2017 and each January 1 thereafter, the then remaining term of the employment agreement will be extended automatically for an additional one-year period until termination pursuant to its terms, including termination by either party through notice prior to the January 1 renewal date. Mr. Vitarelli’s annual base salary for fiscal year 2016 was $310,000 and he is entitled to receive annual incentive compensation. The employment agreement also contains customary non-competition and non-solicitation covenants of Mr. Vitarelli that apply during his employment and within a period of two years following the termination of his employment with us. It also includes a confidentiality covenant of indefinite duration.

Robert M. Klein. On June 20, 2014, we entered into an amended and restated employment agreement with Mr. Klein, our Executive Vice President. The employment agreement provides for an initial employment period ending March 31, 2015. Beginning on January 1, 2015 and each January 1 thereafter, the then remaining term of the employment agreement will be extended automatically for an additional one-year period until termination pursuant to its terms, including termination by either party through notice prior to the January 1 renewal date. Mr. Klein’s annual base salary for fiscal year 2016 was $290,000 and he is entitled to receive annual incentive compensation. The employment agreement also contains customary non-competition and non-solicitation covenants of Mr. Klein that apply during his employment and within a period of two years following the termination of his employment with us. It also includes a confidentiality covenant of indefinite duration.

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

In the event of termination as a result of the Specified Circumstances described above, each NEO shall be entitled to receive payments and benefits as follows:

•	for the 24 months (or 18 months in the case of Messrs. Vitarelli and Cottrill) following the termination date, we will continue to pay the executive’s base salary, subject to reduction by the proceeds actually paid to the executive under any disability insurance policies maintained by us if the termination is due to the executive’s disability,

•	after the conclusion of our fiscal year in which the termination occurs, we will make a lump sum cash payment in an amount equal to the executive’s accrued bonus for the prior fiscal year,

•	after the conclusion of our first full fiscal year immediately following the conclusion of our fiscal year in which the termination occurs, we will pay the executive (except for Messrs. Vitarelli and Cottrill) a lump sum cash payment, which we refer to as the Termination Bonus I, as calculated under the applicable employment agreement, and

•	after the conclusion of our second full fiscal year immediately following the conclusion of our fiscal year in which the termination occurs, we will pay the executive (except for Messrs. Vitarelli and Cottrill) a lump sum cash payment, which we refer to as the Termination Bonus II, as calculated under the applicable employment agreement.

The payment of the above 24 (or 18) months base salary, Termination Bonus I and Termination Bonus II is conditioned upon the executive’s release of claims against us.

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

Except in the case of Mr. Cottrill, the employment agreements also provide that, notwithstanding anything to the contrary in any equity incentive plan or related agreements, if the executive’s employment is terminated by us for any reason other than for cause, all unvested restricted shares under the 2008 Plan and all unvested options under the 2000 Plan or the 2013 Plan (or only the restricted shares under the 2008 Plan or the options under the 2013 Plan in the case of Mr. Chlapaty) awarded to the executive will fully vest at the employment termination date. Such vested options will be exercisable during the 90 consecutive day period immediately following the employment termination date.

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

Under the 2008 Plan, our restricted stock agreements with the executives provide that the restricted shares will vest effective at the time of a “change in control.” A “change in control” for this purpose refers to the occurrence of a transaction or series of transactions following which less than a majority of the voting power of us a successor entity is held by the persons who hold the same with respect to us immediately prior to such transaction or series of transactions.

Under the 2013 Plan, our stock option agreements with the executives provide that all the options may be exercised by the executives commencing at the time of a “change in control.” A “change in control” for this purpose refers to the occurrence of a transaction or series of transactions following which less than a majority of the voting power of us a successor entity is held by the persons who hold the same with respect to us immediately prior to such transaction or series of transactions.

Potential Payment. The following table sets forth the payments and benefits that would be received by each NEO in the event a termination of employment or a change-in-control of the Company had occurred on March 31, 2016, over and above any payments or benefits he otherwise would already have been entitled to or vested in on such date under any employment contract or other plan of the Company. The NEO would receive other payments and benefits as well upon termination of employment to which they were already entitled or vested in on such date. The actual amounts to be paid can only be determined at the time of such NEO’s separation from us and could therefore be more or less than the amounts set forth below. For the purposes of the calculations in the table, payments that would be made over time have been presented as a lump sum value.

Name	Severance Payment $	Bonus Payment (4) $	Value of Accelerated Equity (5) $	Total $
Joseph A. Chlapaty
Specified Circumstances (1)	$1,100,000	$2,250,000	$2,644,765	$5,994,765
Other Terminations (2)	$1,100,000	$2,250,000	$—	$3,350,000
Change in Control (3)	$—	$—	$2,644,765	$2,644,765
Scott A. Cottrill
Specified Circumstances (1)	$682,500	$153,100	$—	$835,600
Other Terminations (2)	$682,500	$153,100	$—	$835,600
Change in Control (3)	$—	$—	$—	$—
Thomas M. Fussner
Specified Circumstances (1)	$670,000	$785,700	$1,067,956	$2,523,656
Other Terminations (2)	$670,000	$785,700	$—	$1,455,700
Change in Control (3)	$—	$—	$1,067,956	$1,067,956
Ronald R. Vitarelli
Specified Circumstances (1)	$465,000	$234,800	$1,007,805	$1,707,605
Other Terminations (2)	$465,000	$234,800	$—	$699,800
Change in Control (3)	$—	$—	$1,007,805	$1,007,805
Robert M. Klein
Specified Circumstances (1)	$580,000	$574,500	$973,451	$2,127,951
Other Terminations (2)	$580,000	$574,500	$—	$1,154,500
Change in Control (3)	$—	$—	$973,451	$973,451

(1)	Specified Circumstances include termination (i) by the Company and the end of the respective employment period, (ii) the death of the respective NEO, (iii) the disability of the respective NEO, and (iv) by the Company for no reason or any other reason other than mutual agreement or termination for Cause.
(2)	Other Terminations include termination (i) by the NEO at the end of the respective employment period if such NEO has obtained the age of sixty-five (65) (and with respect to Mr. Chlapaty, 68), (ii) by the NEO following a breach by the Company of any of its material covenants or agreements contained in the NEO’s employment agreement not otherwise cured and (iii) by the NEO for Good Reason (as such term is described above).
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
(4)	Amount reflects accrued bonus for 2016 and, where applicable, Termination Payment I and Termination Payment II (collectively, the “Termination Payments”). The Termination Payment amounts were assumed, although actual amount would depend on performance of the Company in the relevant two years following termination. Termination Payments for subsequent years, if any, upon termination for each NEO (except for Messrs. Vitarelli and Cottrill) are based on a formula equal to the lesser of the bonus paid (i) for the full year immediately prior to termination and (ii) certain bonus calculations earned for the two years following termination. Based on such formula, the Termination Payment amounts included in the table are capped at 2xs the bonus paid for fiscal year 2016 but may be less based on the productivity of the Company for subsequent years. Therefore, for each NEO entitled to Termination Payments, the bonus amounts reflected in the table are 3xs the bonus paid for fiscal year 2016 (comprised of the actual 2016 bonus award amount and 2xs such amount for the Termination Payments). Messrs. Vitarelli and Cottrill are not entitled to Termination Payments. Mr. Cottrill’s bonus amount is prorated based on a period of service from November 9, 2015 through March 31, 2016.
(5)	Amounts include the acceleration of stock options, calculated by multiplying the number of shares underlying each stock option whose vesting would be accelerated or that would vest during the notice period, as the case may be, by the difference between $21.30, the closing price of our common shares on the NYSE on March 31, 2016, and the exercise price of the in-the-money accelerated stock options. Acceleration of restricted stock units are also included and were calculated by multiplying the number of shares underlying each restricted stock unit whose vesting would be accelerated by $21.30. Mr. Cottrill will be eligible to receive, at a later date, equity based awards of restricted stock with a value of $300,000 and non-qualified stock options with a value of $500,000, subject to approval by the Company’s Board of Directors.

Payment to Mark B Sturgeon. On November 3, 2015, Mr. Sturgeon notified the Company of his intention to retire from the Company effective March 31, 2016 and effective November 9, 2015 he stepped down as the Company’s Chief Financial Officer, Secretary and Treasurer. Mr. Sturgeon remained employed as an Executive Vice President of the Company until his retirement on March 31, 2016. In connection with his retirement and pursuant to his employment agreement, Mr. Sturgeon was entitled to (A) his accrued bonus for fiscal year 2016, (B) his unpaid base salary in cash through the Employment Termination Date (as defined in the employment agreement) and (C) reimbursement for all expenses paid or incurred by Mr. Sturgeon for which he was entitled to reimbursement by the Company that remained outstanding as of the Employment Termination Date. Mr. Sturgeon was not entitled to a severance payment, Termination Payment I or Termination Payment II or the acceleration of equity awards.

Equity-Based Incentive Plans

2000 Incentive Stock Option Plan

Options granted pursuant to the 2000 Plan constitute incentive stock options for the federal income tax purposes. Any option granted pursuant to the 2000 Plan must be granted within 10 years from the effective date of its adoption. As of September 2008, further grants under the 2000 Plan were discontinued, although existing stock option grants continue to vest.

Shares Under the Plan. The maximum aggregate number of shares available to be issued under the 2000 Plan is 4,707,000, subject to adjustment in the event of changes in our capitalization. As of March 31, 2016, options to purchase 515,138 shares of our common stock were still outstanding and 1,123,149 shares of our common stock were available for future grant under the 2000 Plan. The maximum aggregate fair market value (determined as of the time the option is granted) of all stock with respect to which incentive stock options may be exercisable by an optionee for the first time in any calendar year under the 2000 Plan and any of our other incentive stock option plans cannot exceed $100,000. Shares issued under the 2000 Plan may be authorized and unissued shares or shares held by us in our treasury.

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

Shares Available. The maximum aggregate number of shares available to be issued under the 2008 Plan is 1,012,005, subject to adjustment in the event of changes in our capitalization. Such shares must be made available solely from our treasury shares. As of March 31, 2016, 335,656 restricted shares of our common stock were available for future grant under the 2008 Plan.

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

2013 Stock Option Plan

The purpose of the 2013 Plan is to afford an incentive to, and encourage stock ownership by, our officers and other key employees so that such employees may acquire or increase their proprietary interest in our success and be encouraged to remain in our employ. Options granted pursuant to the 2013 Plan will not constitute incentive stock options for the federal income tax purposes unless expressly designated by our board of directors. Any option granted pursuant to the 2013 Plan must be granted within 10 years from the effective date of its adoption.

Shares Under the Plan. The maximum aggregate number of shares available to be issued under the 2013 Plan is 3,323,142, subject to adjustment in the event of changes in our capitalization. As of March 31, 2016, options to purchase 1,911,042 shares of our common stock were still outstanding and 1,412,100 shares of our common stock were available for future grant under the 2013 Plan. On May 7, 2014, our board of directors authorized an amendment to the 2013 Plan that increased the maximum aggregate number of shares available to be issued under the 2013 Plan by 969,642 shares from 2,353,500 shares to 3,323,142 shares. As of March 31, 2016, options to purchase 1,911,042 shares of our common stock were still outstanding and 1,412,100 shares of our common stock were available for future grant under the 2013 Plan. The maximum aggregate fair market value (determined as of the time the option is granted) of all stock with respect to which incentive stock options may be exercisable by an optionee for the first time in any calendar year under the 2013 Plan and any of our other incentive stock option plans cannot exceed $100,000. Shares issued under the 2013 Plan may be authorized and unissued shares or shares held by us in our treasury.

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

Employee Stock Ownership Plan

We sponsor a tax-qualified employee stock ownership plan and trust, or the ESOP, that covers our employees who meet certain service requirements, including all of our NEOs except for Mr. Chlapaty, who does not participate in the ESOP. The ESOP was established effective April 1, 1993, and was originally funded with a 30-year term loan from us as well as a transfer of assets from our profit sharing retirement plan, both of which were used to purchase shares of our convertible preferred stock. The loan is secured by a pledge of unallocated convertible preferred stock purchased by the ESOP with such loan proceeds that has not yet been released from the pledge (as a result of ESOP payments on the loan) and allocated to participants’ ESOP accounts. The ESOP operates as a leveraged ESOP and was designed to enable eligible employees to acquire stock ownership interests in us by virtue of their accounts under the ESOP. See “Description of Employee Stock Ownership Plan” for a description of the ESOP.

Director Compensation

Prior to the start of fiscal year 2015 we engaged Willis Towers Watson to assist in the review and development of recommended changes to non-employee director compensation structure and levels. Except as described below, our non-employee director compensation structure and levels have remained consistent since the adjustments made prior to the start of fiscal year 2015.

Cash Retainer

Each non-employee director receives an annual cash retainer of $75,000. Each member of a committee of our board of directors receives additional cash retainers as follows: $8,000 for a member of the audit committee, $6,000 for a member of the compensation and management development committee and $4,000 for a member of the nominating and corporate governance committee.

The chair of each committee of our board of directors also receives an additional cash retainer. The chair of the compensation and management development committee and the chair of the nominating and corporate governance committee each receive an annual cash retainer of $8,000 and $6,000, respectively.

The annual cash retainer for the chair of our audit committee was previously established at $10,000, which our board of directors increased in the second half of fiscal year 2016 by $25,000 on a prospective basis in recognition of the time commitment associated with chairing the audit committee, resulting in a total annual cash retainer of $35,000. As a result of this adjustment, payment to our audit committee chair for serving in that capacity in fiscal year 2016 was $22,500.

Beginning in fiscal year 2016, our board established an annual cash retainer for our lead independent director of $15,000, which our board of directors increased in the second half of fiscal year 2016 by $25,000 on a prospective basis in recognition of the time commitment associated with serving as our lead independent director, resulting in a total cash retainer of $40,000. As a result of this adjustment, payment to our lead independent director for serving in that capacity in fiscal year 2016 was $27,500. None of our directors receive meeting fees in addition to these retainers.

Stock Awards and Stock in Lieu of Cash Retainer

Each non-employee director who is not affiliated with American Securities also shall receive shares of restricted stock in an amount equal to $75,000 at the date of grant that will vest on the one year anniversary of the grant date, subject to cancellation and forfeiture of unvested shares upon termination of service with our board of directors (the “Director Stock Awards”). Such shares would be issued pursuant to the Advanced Drainage Systems, Inc. Non-Employee Director Compensation Plan (the “Director Stock Plan”).

Each non-employee director who is not affiliated with American Securities is also provided the option to receive their annual cash retainer of $75,000 in the form of shares of restricted stock under the Director Stock Plan in an amount equal to $75,000 (“Stock in Lieu of Cash Awards”), subject to the same vesting parameters as the Director Stock Awards. For fiscal year 2016, Messrs. Rosenthal, Kidder, Fischer and Eversole, and Ms. Wexner elected to receive Stock in Lieu of Cash Awards.

Director Stock Awards and Stock in Lieu of Cash Awards are to be made on the date of the annual meeting of the Company’s stockholders, are valued as of the grant date and are subject to forfeiture in the event that the Director ceases to serve as a Director during the one-year vesting period. As a result of the delay in holding an annual meeting of our stockholders for fiscal year 2015 we intend to make Director Stock Awards as well as applicable Stock in Lieu of Cash Awards for both fiscal years 2015 and 2016 as of the date of the upcoming annual meeting to be held in October 2016. The fiscal year 2015 grants will be immediately vested. The fiscal 2016 grants will be subject to a one-year vesting requirement.

Expense Reimbursement

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

Fiscal Year 2016 Director Compensation

The following table summarizes the total compensation earned by each of our directors for fiscal year 2016.

Name	Fees Earned or Paid in Cash ($) (10)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Joseph A. Chlapaty (1)	—	—	—	—
Robert M. Eversole (2)	105,500	75,000	—	180,500
David L. Horing (3)	156,000	—	—	156,000
Tanya Fratto (4)	83,000	75,000	—	158,000
Richard A. Rosenthal (5)	81,000	75,000	—	156,000
Alexander R. Fischer (6)	87,000	75,000	—	162,000
M.A. (Mark) Haney (4)	83,000	75,000	—	158,000
C. Robert Kidder (7)	120,500	75,000	—	195,500
Abigail S. Wexner (8)	91,000	75,000	—	166,000
Carl A. Nelson, Jr. (9)	—	—	—	—

(1)	Mr. Chlapaty serves as our Chief Executive Officer and therefore receives no compensation for his service as a director.
(2)	Represents quarterly payments of annual retainer for membership on our board of directors as well as chairperson and member of the audit Committee.
(3)	Represents quarterly payments of annual retainer for membership on our board of directors and compensation and management development committee. During fiscal year 2016, Mr. Horing served as a

Managing Director at American Securities. Such fees are paid directly to American Securities and not to the director individually. Mr. Horing resigned from our board of directors effective August 4, 2016.
(4)	Represents quarterly payments of annual retainer for membership on our board of directors and audit committee.
(5)	Represents quarterly payments of annual retainer for membership on our board of directors and compensation and management development committee.
(6)	Represents quarterly payment of annual retainer for membership on our board of directors, audit committee and nominating and corporate governance committee.
(7)	Represents quarterly payment of annual retainer for membership on our board of directors, for serving as our lead independent director, for serving as chairperson and member of the compensation and management development committee, and for serving as a member of nominating and corporate governance committee.
(8)	Represents quarterly payment of annual retainer for membership on our board of directors and compensation and management development committee and for serving as chairperson and member of the nominating and corporate governance committee.
(9)	Effective August 4, 2016, the board of directors appointed Mr. Nelson as a Class I director. As Mr. Nelson joined the board in August 2016, he did not receive any director compensation for fiscal year 2016.
(10)	Each of Messrs. Rosenthal, Kidder, Fischer and Eversole, and Ms. Wexner elected to receive shares of restricted stock in lieu of their $75,000 annual retainer paid in cash for membership on our board of directors. See above under “— Stock Awards and Stock in Lieu of Cash Retainer.” The number of shares of common stock granted in lieu of cash compensation will be based on the aggregate grant date fair value of our common stock computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. These awards will be made on the date of the annual meeting of the Company’s stockholders. The awards will be valued as of the grant date and will vest on the one year anniversary of the grant date.

Non-Employee Director Stock Ownership Guidelines

To encourage equity ownership among non-employee directors, our board of directors has adopted stock ownership guidelines applicable to all non-employee directors other than those directors who are affiliated with American Securities. Under the stock ownership guidelines, each non-employee director who is not otherwise affiliated with American Securities is expected to own common stock having a value of at least three times their annual cash retainer. The non-employee directors have five years from the later of the completion of our IPO or the date of their election to fulfill this ownership requirement. The stock ownership guidelines require each non-employee director to retain all shares received, net of shares sold for tax purposes, until the ownership requirements are met.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership by Directors and Executive Officers

The following table shows beneficial ownership of the Company’s common stock by (i) persons believed by us to own beneficially more than 5% of the Company’s outstanding shares, based on our review of SEC filings, (ii) all directors and nominees, (iii) the named executive officers included in the Summary Compensation Table in this Annual Report on Form 10-K, and (iv) all directors, nominees, and executive officers (as of August 31, 2016) as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Stockholders
12 West Capital Management LP (1) 90 Park Avenue, 41st Floor New York, New York 10016	4,681,333	8.52%
ASP ADS Investco, LLC (2) c/o American Securities LLC 299 Park Avenue, 34th Floor New York, NY 10171	7,546,908	13.74%
ESOP (3) c/o Advanced Drainage Systems, Inc. 4640 Trueman Boulevard Hilliard, Ohio 43026	18,923,054	25.62%
Stockbridge Partners LLC (4) 200 Clarendon Street, 35th Floor Boston, Massachusetts 02116	3,483,614	6.34%
Waddell & Reed Financial, Inc. (5) 6300 Lamar Avenue Overland Park, KS 66202	3,010,600	5.48%
Wellington Management Group LLP (6) c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	5,708,024	10.39%
Joseph A. Chlapaty (7)	10,205,184	18.44%
Directors and Named Executive Officers (not listed above):
Scott A. Cottrill	—	—
Mark B. Sturgeon (8)	621,094	1.13%
Thomas M. Fussner (9)	706,360	1.28%
Ronald R. Vitarelli (10)	160,214	*
Robert M. Klein (11)	470,355	*
Robert M. Eversole	25,483	*
Alexander R. Fischer	7,945	*
Tanya Fratto	3,973	*
M.A. (Mark) Haney	13,973	*
C. Robert Kidder	11,945	*
Carl A. Nelson, Jr. (12)	—	—
Richard A. Rosenthal	19,998	*
Abigail S. Wexner	82,945	*
All directors and executive officers as a group (16 persons)	12,595,733	22.55%

*	Less than 1%

(1)	We obtained the information regarding share ownership from the Schedule 13G/A filed February 16, 2016, by 12 West Capital Management LP and related entities, which reported sole voting power and sole dispositive power as to 4,681,333 shares of common stock as of December 31, 2015.
(2)	We obtained the information regarding share ownership from the Schedule 13G filed February 17, 2015, by ASP ADS Investco, LLC and related entities, which reported shared voting power and shared dispositive power as to 7,546,908 shares of common stock as of December 31, 2014.
(3)	Consists of shares of common stock issuable upon the exercise of the conversion option for all of the 24,600,955 shares of ESOP Preferred Stock held by the ESOP at a ratio of 1-to-0.7692.
(4)	We obtained the information regarding share ownership from the Schedule 13G/A filed February 16, 2016, by Stockbridge Partners LLC and related entities, which reported shared voting power and shared dispositive power as to 3,483,614 shares of common stock as of December 31, 2015.
(5)	We obtained the information regarding share ownership from the Schedule 13G/A filed February 12, 2016, by Waddell & Reed Financial, Inc. and related entities, which reported sole voting power and sole dispositive power as to 3,010,600 shares of common stock as of December 31, 2015.
(6)	We obtained the information regarding share ownership from the Schedule 13G/A filed June 10, 2016, by Wellington Management Group LLP and related entities, which reported shared voting power as to 3,844,352 shares of common stock and shared dispositive power as to 5,708,024 shares of common stock as of May 31, 2016.
(7)	Includes, with respect to Joseph A. Chlapaty, 165,386 shares of common stock directly owned by Mr. Chlapaty, 16,945 restricted shares of common stock owned by Mr. Chlapaty as to which Mr. Chlapaty has sole voting power, 9,634,025 shares of common stock owned of record by the Joseph A. Chlapaty Trust, as to which Mr. Chlapaty, as trustee, has voting and investment power, 388,328 shares of common stock issuable upon the exercise of vested stock options (or vesting within 60 days of August 31, 2016), and 500 shares of common stock directly owned by Mr. Chlapaty’s spouse, but excludes any shares of common stock directly owned by Mr. Chlapaty’s children and any shares of common stock beneficially owned by Mr. Chlapaty’s children through irrevocable trusts of which Mr. Chlapaty is not a trustee. Mr. Chlapaty disclaims beneficial ownership of the above excluded shares except to the extent of any pecuniary interest (as defined in Rule 16a–1(a)(2) promulgated under the Exchange Act) that he may have as to such excluded shares.
(8)	Includes, with respect to Mark B. Sturgeon, 621,094 shares of common stock directly owned by Mr. Sturgeon
(9)	Includes, with respect to Thomas M. Fussner, 576,170 shares of common stock directly owned by Mr. Fussner, 7,531 restricted shares of common stock owned by Mr. Fussner as to which Mr. Fussner has sole voting power, and 122,659 shares of common stock issuable upon the exercise of vested stock options (or vesting within 60 days of August 31, 2016).
(10)	Includes, with respect to Ronald R. Vitarelli, 54,777 shares of common stock directly owned by Mr. Vitarelli, 6,590 restricted shares of common stock owned by Mr. Vitarelli as to which Mr. Vitarelli has sole voting power, and 98,847 shares of common stock issuable upon the exercise of vested stock options (or vesting within 60 days of August 31, 2016).
(11)	Includes, with respect to Robert M. Klein, 306,788 shares of common stock directly owned by Mr. Klein, 4,236 restricted shares of common stock owned by Mr. Klein as to which Mr. Klein has sole voting power, and 159,331 shares of common stock issuable upon the exercise of vested stock options (or vesting within 60 days of August 31, 2016).
(12)	On August 4, 2016, our board of directors appointed Mr. Nelson as a Class I director to fill a vacancy. As of August 31, 2016, Mr. Nelson did not own any shares of our common stock.

The following table sets forth information as of August 31, 2016 with respect to the beneficial ownership of our convertible preferred stock, all of which is owned by the ESOP. None of our directors or executive officers owns any of the outstanding shares of our convertible preferred stock.

Title of Class	Shares Beneficially Owned	Percentage of Class
ESOP Preferred Stock	24,600,955	100%

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

In fiscal year 2016, our board of directors undertook a review of its composition, the composition of its committees, and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment, and affiliations, including family relationships, our board of directors has determined that none of our directors except for Mr. Chlapaty has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors, other than Mr. Chlapaty, is “independent” as that term is defined under the rules of the NYSE.

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

For the fiscal years ended March 31, 2016 and 2015, Deloitte & Touche LLP (“Deloitte”), the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates billed or will bill the Company fees as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Services
2016	$3,563,100	$0	$7,600	$2,000
2015	$8,053,180	$652,000	$0	$2,150

Fees noted in “Audit Fees” in fiscal years 2016 and 2015 represent fees for the audits of the annual consolidated financial statements as of and for the years ending March 31, 2016 and 2015; and reviews of the interim financial statements included in quarterly reports and services normally provided by the independent registered public accounting firm in connection with statutory filings.

“Audit-Related Fees” in fiscal year 2015 represent fees for the annual audit of the ESOP, public offering and related comfort letter activities, and M&A transactions.

“Tax fees” in fiscal year 2016 represent fees for international tax compliance services.

Fees noted in “All Other Services” in fiscal years 2016 and 2015 represent an annual subscription for access to the on-line accounting research tool of Deloitte.

The Audit Committee has approved all non-audit services described above and has concluded that the provision of these non-audit services is compatible with maintaining Deloitte & Touche LLP’s independence.

In early 2016 during the performance of the audit of the Company’s financial statements for the year ended March 31, 2015 and for the restated financial statements for the years ended March 31, 2014 and 2013, the

Company’s independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), advised the Company’s Audit Committee that they had identified a matter that raised concerns in relation to the SEC’s auditor independence rules. A member of the Deloitte audit engagement team acquired personal financial interests in the Company by family attribution in January 2016, which was not permissible under the SEC’s auditor independence rules. Deloitte identified the Transactions within two days of the acquisitions, and advised the Covered Person to dispose of the shares and to cease providing services to the Company immediately. The financial interests were disposed of promptly. Deloitte also removed the Covered Person from the audit engagement team and replaced the Covered Person with another qualified professional who re-performed the work performed by the Covered Person for the period in question to ensure a lack of bias in Deloitte’s audit procedures. Accordingly, for the reasons noted above, Deloitte advised the Audit Committee that the Covered Person’s financial interests in the Company did not impact the objectivity, integrity and impartiality of Deloitte and the individuals responsible for the planning and execution of the Company’s audit for the year ended March 31, 2015 and the audits of the Company’s restated financial statements for the years ended March 31, 2014 and 2013.

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

Date: September 15, 2016

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Name:	Joseph A. Chlapaty
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on September 15, 2016.

Signature	Title

/s/ Joseph A. Chlapaty Joseph A. Chlapaty	Chairman of the Board of Directors, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott A. Cottrill Scott A. Cottrill	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Tim A. Makowski Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert M. Eversole** Robert M. Eversole	Director

/s/ Alexander R. Fischer** Alexander R. Fischer	Director

/s/ Tanya Fratto** Tanya Fratto	Director

/s/ M.A. (Mark) Haney** M.A. (Mark) Haney	Director

Signature	Title

/s/ C. Robert Kidder** C. Robert Kidder	Director

/s/ Richard A. Rosenthal** Richard A. Rosenthal	Director

/s/ Carl A. Nelson, Jr.** Carl A. Nelson, Jr.	Director

/s/ Abigail S. Wexner** Abigail S. Wexner	Director

**	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott A. Cottrill Scott A. Cottrill, Attorney-in-fact

POWER OF ATTORNEY

OFFICERS AND DIRECTORS OF

ADVANCED DRAINAGE SYSTEMS, INC.

Each of the undersigned officers and/or directors of Advanced Drainage Systems, Inc., a Delaware corporation, hereby constitutes and appoints Joseph A. Chlapaty and Scott A. Cottrill, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign for the undersigned in any and all capacities the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 under the Securities Exchange Act of 1934, as amended, any amendments thereto, and all additional amendments thereto, each in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report on Form 10-K shall comply with the Securities Exchange Act of 1934, as amended, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, this instrument has been duly executed as of the 15th day of September, 2016.

Signature	Title

/s/ Joseph A. Chlapaty Joseph A. Chlapaty	Chairman of the Board of Directors, Director, President and Chief Executive Officer

/s/ Scott A. Cottrill Scott A. Cottrill	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

/s/ Tim A. Makowski Tim A. Makowski	Vice President, Controller and Chief Accounting Officer

/s/ Robert M. Eversole Robert M. Eversole	Director

/s/ Alexander R. Fischer Alexander R. Fischer	Director

/s/ Tanya Fratto Tanya Fratto	Director

/s/ M.A. (Mark) Haney M.A. (Mark) Haney	Director

/s/ Carl A. Nelson, Jr. Carl A. Nelson, Jr.	Director

/s/ C. Robert Kidder C. Robert Kidder	Director

Signature	Title

/s/ Richard A. Rosenthal Richard A. Rosenthal	Director

/s/ Abigail S. Wexner Abigail S. Wexner	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Drainage Systems, Inc. and subsidiaries

Hilliard, Ohio

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and mezzanine equity, and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Drainage Systems Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio

September 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Drainage Systems, Inc. and subsidiaries

Hilliard, Ohio

We have audited Advanced Drainage Systems Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: an ineffective control environment, internal controls over financial reporting related to accounting for leases, accounting for inventory, and journal entry and account reconciliation, an ineffective control environment at ADS Mexicana, and internal controls over financial reporting related to revenue recognition cut-off practices at ADS Mexicana. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2016, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2016, of the Company and our report dated September 15, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche

Columbus, Ohio

September 15, 2016

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2016	2015
ASSETS
Current assets:
Cash	$6,555	$3,623
Receivables (less allowance for doubtful accounts of $7,956 and $5,423, respectively)	186,883	154,294
Inventories	230,466	260,550
Deferred income taxes and other current assets	12,859	22,504

Total current assets	436,763	440,971
Property, plant and equipment, net	391,744	375,813
Other assets:
Goodwill	100,885	98,679
Intangible assets, net	59,869	58,055
Other assets	48,387	61,167

Total assets	$1,037,648	$1,034,685

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,870	$9,580
Current maturities of capital lease obligations	19,231	15,731
Accounts payable	119,606	111,893
Other accrued liabilities	65,099	54,349
Accrued income taxes	1,822	6,052

Total current liabilities	241,628	197,605
Long-term debt obligation	315,345	390,315
Long-term capital lease obligations	56,809	45,503
Deferred tax liabilities	63,683	64,596
Other liabilities	30,803	28,558

Total liabilities	708,268	726,577
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,819 and 25,639 shares outstanding, respectively	310,240	320,490
Deferred compensation — unearned ESOP shares	(205,664)	(212,469)
Redeemable noncontrolling interest in subsidiaries	7,171	—

Total mezzanine equity	111,747	108,021
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 153,560 shares issued; 54,437 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	715,859	700,977
Common stock in treasury, at cost	(440,995)	(445,065)
Accumulated other comprehensive loss	(21,261)	(15,521)
Retained deficit	(63,396)	(69,110)

Total ADS stockholders’ equity	202,600	183,674
Noncontrolling interest in subsidiaries	15,033	16,413

Total stockholders’ equity	217,633	200,087

Total liabilities, mezzanine equity and stockholders’ equity	$1,037,648	$1,034,685

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2016	2015	2014
Net sales	$1,290,678	$1,180,073	$1,067,780
Cost of goods sold	1,005,626	973,860	875,232

Gross profit	285,052	206,213	192,548
Operating expenses:
Selling	88,978	78,981	74,042
General and administrative	101,445	58,749	59,761
Loss (gain) on disposal of assets or businesses	812	362	(2,863)
Intangible amortization	9,224	9,754	10,145

Income from operations	84,593	58,367	51,463
Other expense:
Interest expense	18,460	19,368	18,807
Derivative losses (gains) and other expense (income), net	16,575	14,370	(1,177)

Income before income taxes	49,558	24,629	33,833
Income tax expense	20,855	9,483	19,422
Equity in net loss of unconsolidated affiliates	5,234	2,335	3,086

Net income	23,469	12,811	11,325
Less net income attributable to noncontrolling interest	5,515	4,131	3,593

Net income attributable to ADS	17,954	8,680	7,732

Change in fair value of Redeemable convertible preferred stock	—	(11,054)	(3,979)
Accretion of Redeemable noncontrolling interest	(932)	—	—
Dividends to Redeemable convertible preferred stockholders	(1,425)	(661)	(10,139)
Dividends paid to unvested restricted stockholders	(24)	(11)	(418)

Net income (loss) available to common stockholders and participating securities	15,573	(3,046)	(6,804)
Undistributed income allocated to participating securities	(511)	—	—

Net income (loss) available to common stockholders	$15,062	$(3,046)	$(6,804)

Weighted average common shares outstanding:
Basic	53,978	51,344	47,277
Diluted	55,052	51,344	47,277
Net income (loss) per share available to common stockholders:
Basic	$0.28	$(0.06)	$(0.14)
Diluted	$0.27	$(0.06)	$(0.14)
Cash dividends declared per share	$0.20	$0.08	$1.68

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2016	2015	2014
Net income	$23,469	$12,811	$11,325
Other comprehensive loss:
Currency translation	(8,594)	(11,928)	(6,991)

Comprehensive income	14,875	883	4,334
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(2,854)	(3,237)	(1,242)
Less net income attributable to noncontrolling interest	5,515	4,131	3,593

Total comprehensive income (loss) attributable to ADS	$12,214	$(11)	$1,983

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2016	2015	2014
Cash Flows from Operating Activities
Net income	$23,469	$12,811	$11,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,009	65,472	63,674
Deferred income taxes	8,013	(15,332)	(8,255)
Loss (gain) on disposal of assets or businesses	812	362	(2,863)
ESOP and stock-based compensation	13,829	18,024	35,033
Amortization of deferred financing charges	1,412	1,410	1,591
Fair market value adjustments to derivatives	2,163	7,746	(53)
Loss on purchase of non-controlling interest	490	—	—
Equity in net loss of unconsolidated affiliates	5,234	2,335	3,086
Other operating activities	7,537	(1,390)	4,874
Changes in working capital (see Note 22)	1,374	(17,059)	(36,002)

Net cash provided by operating activities	135,342	74,379	72,410

Cash Flows from Investing Activities
Capital expenditures	(44,942)	(32,080)	(40,933)
Proceeds from disposition of assets or businesses	—	538	9,302
Cash paid for acquisitions, net of cash acquired	(3,188)	(36,385)	—
Investment in unconsolidated affiliate	—	(7,566)	(6,375)
Proceeds from note receivable to related party	3,854	—	—
Issuance of note receivable to related party	(3,854)	—	—
Other investing activities	(888)	(600)	(706)

Net cash used in investing activities	(49,018)	(76,093)	(38,712)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	409,100	389,200	490,703
Payments on Revolving Credit Facility	(448,200)	(432,200)	(429,660)
Proceeds from Term Loan	—	—	100,000
Payments on Term Loan	(8,750)	(6,250)	(80,000)
Proceeds from Senior Notes	—	—	25,000
Proceeds from notes, mortgages, and other debt	6,378	—	—
Payments of notes, mortgages, and other debt	(7,208)	(4,903)	(1,942)
Payments on CSV life insurance policies	—	(872)	—
Payments on capital lease obligation	(19,780)	(9,278)	(12,240)
Payments for deferred initial public offering costs	—	(6,479)	—
Debt issuance costs	—	—	(2,311)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131	—
Cash dividends paid	(16,240)	(7,869)	(115,058)
Redemption of Redeemable convertible preferred stock	—	—	(4,428)
Purchase of treasury stock — common	—	(3)	(1,063)
Other financing activities	1,736	1,314	(110)

Net cash (used in) provided by financing activities	(82,964)	1,791	(31,109)

Effect of exchange rate changes on cash	(428)	(385)	(19)

Net change in cash	2,932	(308)	2,570
Cash at beginning of year	3,623	3,931	1,361

Cash at end of year	$6,555	$3,623	$3,931

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Amounts in thousands)	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance April 1, 2013	109,979	$11,957	$40,026	101,191	$(448,571)	$(1,081)	$73,548	$(324,121)	$18,544	$(305,577)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	—	$608,346

Net income	—	—	—	—	—	—	7,732	7,732	3,593	11,325	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,749)	—	(5,749)	(1,242)	(6,991)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(10,021)	(10,021)	—	(10,021)	—	—	—	—	—	—	—	—
Common stock dividend ($ 1.68 per share)	—	—	—	—	—	—	(80,102)	(80,102)	—	(80,102)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,311)	(2,311)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	(203)	—	—	—	—	(203)	—	(203)	—	—	—	—	(725)	8,093	—	8,093
Dividend	—	—	—	—	—	—	(118)	(118)	—	(118)	—	—	—	—	(9)	118	—	118
Exercise of common stock options	—	—	(861)	(428)	1,896	—	—	1,035	—	1,035	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	1,187	85	(1,187)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,748	—	—	—	—	1,748	—	1,748	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,363	(118)	486	—	—	1,849	—	1,849	—	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(418)	(4,428)	—	—	—	(4,428)
Purchase of common stock	—	—	—	80	(1,063)	—	—	(1,063)	—	(1,063)	—	—	—	—	—	—	—	—
Reclassification of common stock to redeemable common stock	(28)	—	(385)	—	—	—	—	(385)	—	(385)	28	385	—	—	—	—	—	385
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(3,979)	—	—	—	—	(3,979)	—	(3,979)	—	—	—	13,601	—	(9,622)	—	3,979
Adjustments to redeemable common stock fair value measurement	—	—	(26,458)	—	—	—	—	(26,458)	—	(26,458)	—	26,458	—	—	—	—	—	26,458

Balance March 31, 2014	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(8,961)	$(439,835)	$18,584	$(421,251)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	—	$642,951

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Amounts in thousands)	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance April 1, 2014	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(8,961)	$(439,835)	$18,584	$(421,251)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	—	$642,951
Net income	—	—	—	—	—	—	8,680	8,680	4,131	12,811	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(8,691)	—	(8,691)	(3,237)	(11,928)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(534)	(534)	—	(534)	—	—	—	—	—	—	—	—
Common stock dividend ($.08 per share)	—	—	—	—	—	—	(4,270)	(4,270)	—	(4,270)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,065)	(3,065)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	3,003	—	—	—	—	3,003	—	3,003	—	—	—	—	(731)	9,141	—	9,141
Dividend	—	—	—	—	—	—	(127)	(127)	—	(127)	—	—	—	—	(6)	127	—	127
Exercise of common stock options	—	—	938	(235)	1,048	—	—	1,986	—	1,986	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,757	—	—	—	—	3,757	—	3,757	—	—	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	330	—	—	—	—	330	—	330	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	719	(167)	743	—	—	1,462	—	1,462	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196	—	—	—	—	—	—	—	—
Reclassification of liability classified stock options upon IPO	—	—	1,522	—	—	—	—	1,522	—	1,522	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	(3)	—	—	(3)	—	(3)	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	4,454	(377)	1,679	—	—	6,133	—	6,133	—	—	(490)	(6,133)	—	—	—	(6,133)
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	—	11,054
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	—	(615,040)

Balance March 31, 2015	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(69,110)	$183,674	$16,413	$200,087	—	$—	25,639	$320,490	16,990	$(212,469)	—	$108,021

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

															Deferred		Redeemable
						Accumulated			Non-				Redeemable		Compensation -		Noncontrolling
				Common Stock in		Other	Retained	Total ADS	controlling	Total	Redeemable		Convertible		Unearned		Interest in	Total
	Common Stock		Paid-In	Treasury		Comprehens ive	Earnings	Stockholders’	Interest in	Stockholders’	Common Stock		Preferred Stock		ESOP Shares		subsidiaries	Mezzanine
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2015	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(69,110)	$183,674	$16,413	$200,087	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	17,954	17,954	5,080	23,034	—	—	—	—	—	—	435	435
Other comprehensive income	—	—	—	—	—	(5,740)	—	(5,740)	(2,854)	(8,594)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends			—	—	—	—	(1,293)	(1,293)	—	(1,293)	—	—	—	—	—	—	—	—
Common stock dividend ($.20 per share)	—	—	—	—	—	—	(10,815)	(10,815)	—	(10,815)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)	—	—	—	—	—	—	(526)	(526)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,577	—	—	—	—	3,577	—	3,577	—	—	—	—	(534)	6,673	—	6,673
Dividend	—	—	—	—	—	—	(132)	(132)	—	(132)	—	—	—	—	(8)	132	—	132
Exercise of common stock options	—	—	811	(215)	954	—	—	1,765	—	1,765	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,772	—	—	—	—	1,772	—	1,772	—	—	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	415	—	—	—	—	415	—	415	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	1,437	(69)	309	—	—	1,746	—	1,746	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	7,443	(631)	2,807	—	—	10,250	—	10,250	—	—	(820)	(10,250)	—	—	—	(10,250)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(573)	—	—	—	—	(573)	—	(573)	—	—	—	—	—	—	932	932

Balance March 31, 2016	153,560	$12,393	$715,859	99,123	$(440,995)	$(21,261)	$(63,396)	$202,600	$15,033	$217,633	—	$—	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747

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

2014 Initial Public Offering (“IPO”)

On July 11, 2014, in anticipation of the IPO, we executed a 4.707-for-one split of our common and our preferred stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all prior periods presented.

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

Principles of Consolidation

Our consolidated financial statements include the Company, our wholly owned subsidiaries, our majority owned subsidiaries, and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest. Such investments are recorded in Other assets in our Consolidated Balance Sheets and the related equity in earnings from these investments are included in Equity in net loss of unconsolidated affiliates in our Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, our allowance for doubtful accounts, valuation of inventory, useful lives of our property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, valuation of equity method investments, goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and our ESOP, valuation of our Redeemable common stock and Redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

Receivables and Allowance for Doubtful Accounts

Receivables include trade receivables, refundable income taxes and other miscellaneous receivables, net of an allowance for doubtful accounts. Receivables at March 31, 2016 and 2015 are as follows:

(Amounts in thousands)	2016	2015
Trade receivables	$158,664	$141,528
Refundable income taxes	19,783	1,895
Other miscellaneous receivables	8,436	10,871

Total Receivables	$186,883	$154,294

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

Inventories

Inventories are stated at the lower of cost or market value. The Company’s inventories are maintained on the first-in, first-out (“FIFO”) method. Costs include the cost of acquiring materials, including in-bound freight from vendors and freight incurred for the transportation of raw materials, tooling or finished goods between the Company’s manufacturing plants and its distribution centers, direct and indirect labor, factory overhead and certain corporate overhead costs related to the production of inventory. The portion of fixed manufacturing overhead that relates to capacity in excess of our normal capacity is expensed in the period in which it is incurred and is not included in inventory.

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

Years
Buildings	40 — 45
Machinery and equipment	3 — 18
Leasehold improvements	Shorter of useful life or life of lease

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss (gain) on disposal of assets or businesses in our Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. Interest capitalized was $411, $518, and $611 during the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

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

The Company did not incur any impairment charges for Goodwill in the fiscal years ended March 31, 2016, 2015, or 2014.

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

The Company did not incur any impairment charges for Intangible assets in the fiscal years ended March 31, 2016, 2015 or 2014.

Other Assets

Other assets include investments in unconsolidated affiliates accounted for under the equity method, cash surrender value of officer life insurance on key senior management executives, capitalized software development costs, deposits, deferred financing costs, Central parts, and other miscellaneous assets. The Company capitalizes development costs for internal use software. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in General and administrative expense, Selling expense or Cost of goods sold within our Consolidated Statements of Operations depending on the nature of the asset and its intended use. Amortization expense related to deferred financing costs is included in Interest expense within our Consolidated Statements of Operations. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of Central parts is amortized on a straight line basis over estimated useful lives of 8 to 30 years.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable, and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which then becomes its new carrying value. For the fiscal year ended March 31, 2016, the Company recorded an impairment charge of $4,000 related to its investment in the South American Joint Venture. See Note 10. Investment in Unconsolidated Affiliates.

Other assets as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015
Investments in unconsolidated affiliates	$13,188	$25,038
Cash surrender value of officer life insurance	10,739	9,953
Capitalized software development costs, net	7,264	7,276
Deposits	4,553	4,947
Deferred financing costs	3,131	4,543
Central parts	1,040	2,108
Other	8,472	7,302

Total other assets	$48,387	$61,167

The following table sets forth amortization expense related to Other assets in each of the fiscal years ending March 31:

(Amounts in thousands)	2016	2015	2014
Capitalized software development costs	$3,872	$3,550	$3,270
Deferred financing costs	1,412	1,410	1,591
Central parts	362	55	43
Other	1,898	1,977	1,986

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2016, 2015 and 2014, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted entirely of foreign currency translation gains and losses.

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

Shipping Costs

Shipping costs are incurred to physically move our raw materials, tooling and products between manufacturing and distribution facilities and from our production or distribution facilities to our customers. Shipping costs for the fiscal years ended March 31, 2016, 2015 and 2014 were $120,487, $120,993, and $111,862, respectively, and are included in Cost of goods sold. In certain instances, we bill shipping costs to our customers. Shipping costs billed to customers were $7,026, $9,282, and $8,864 during 2016, 2015 and 2014, respectively, and are included in Net sales.

Stock-Based Compensation

ADS has several programs for stock-based payments to employees and directors. Equity-classified awards are measured based on the grant-date estimated fair value of each award, net of estimated forfeitures, and liability-classified awards are re-measured at fair value, net of estimated forfeitures, at each reporting date. Compensation expense is recognized over the employee’s requisite service period, which is generally the vesting period of the grant. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Compensation expense is recorded for new awards and existing awards that are modified, repurchased, or forfeited. For details of our stock-based compensation award programs, see Note 18. Stock-Based Compensation.

Advertising

We expense advertising costs as incurred. Advertising costs are recorded in Selling expenses in the Consolidated Statements of Operations. The total advertising costs were $3,150, $2,477, and $2,335 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Self-Insurance

The Company is self-insured for short term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. Management accrues for claims incurred but not reported based on our estimate of future claims related to events that occurred prior to our fiscal year end if we have not met the aggregate stop-loss coverage limit. Amounts contributed totaled $37,509, $32,002, and $29,484 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively, of which employees contributed $4,511, $4,067, and $4,032, respectively.

ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability and employment practices coverage with deductibles ranging from $250 to $500 per occurrence or claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $2,133, $569, and $447, for the years ended March 31, 2016, 2015 and 2014, respectively.

ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $250 per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $3,873, $1,369, and $1,395 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

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

The Company determines whether an uncertain tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation process, based upon the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

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

Our policy for determining when transfers between levels have occurred is to use the actual date of the event or change in circumstances that caused the transfer.

The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in Note 12. Debt) were $100,000 and $101,175, respectively, as of March 31, 2016 and $100,000 and $103,590, respectively, at March 31, 2015. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. Management believes the carrying amount on the remaining long-term debt, including the Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2. See also Note 8. Fair Value Measurement to these financial statements.

Concentrations of Risk

We have a large, active customer base of approximately twenty thousand customers with two customers each representing more than 10% of annual net sales. Such customers accounted for 21.1%, 20.3%, and 20.5% of fiscal year 2016, 2015 and 2014 net sales, respectively. Our customer base is diversified across the range of end markets that we serve.

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer accounted for approximately 14% of our Receivables at March 31, 2016.

Derivatives

We recognize derivative instruments as either assets or liabilities and measure those instruments at fair value. We use interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage our various exposures to interest rate, commodity price, and exchange rate fluctuations. These instruments do not qualify for hedge accounting treatment and therefore, gains and losses from contract settlements and changes in fair value of the derivative instruments are recognized in Derivative losses (gains) and other expense (income), net in the Consolidated Statements of Operations. Our policy is to present all derivative balances on a gross basis.

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

Recent Accounting Pronouncements

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional accounting standards update that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional accounting standards updates issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. We expect to adopt this standard effective April 1, 2018. We have not yet selected a transition method and are currently evaluating the impact of this amendment on our consolidated financial statements.

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

Deferred Tax Assets and Liabilities — In November 2015, the FASB issued an accounting standards update which requires entities to classify all deferred tax assets and liabilities, as well as any related valuation allowance, as non-current, rather than separately record the current and non-current portions. This update is effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with early adoption permitted. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We expect to early adopt this standard effective April 1, 2016. We have not yet selected a transition method and are currently evaluating the impact of this standard on our consolidated financial statements.

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

Stock-Based Compensation — In March 2016, the FASB issued an accounting standards update which is intended to simplify certain aspects of the accounting for stock-based compensation. This amendment contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. The amendment also contains potential changes to the accounting for forfeitures, whereby entities can elect to either continue to apply the current GAAP requirement to estimate forfeitures when determining compensation expense, or to alternatively reverse the compensation expense of forfeited awards when they occur. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. We expect to adopt this standard effective April 1, 2017. We are currently evaluating the impact of this standard on our consolidated financial statements.

Measurement of Credit Losses — In June 2016, the FASB issued an accounting standards update which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This accounting standards update requires the use of an impairment model referred to as the current expected credit loss model. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. We expect to adopt this standard effective April 1, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

Cash Flow Classification — In August 2016, the FASB issued an accounting standards update which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. We expect to adopt this standard effective April 1, 2018. We are currently evaluating the impact of this standard on our consolidated financial statements.

With the exception of pronouncements described above, there have been no new accounting pronouncements that have significance, or potential significance, to our consolidated financial statements.

2.	DISPOSAL OF ASSETS OR BUSINESSES

Periodically, we will dispose of equipment, including equipment that we have accounted for as capital leases. The net loss on the disposition of the equipment was $812, $1,112, and $2,475 during the fiscal years 2016, 2015 and 2014, respectively.

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

In the first quarter of fiscal year 2014, we entered into an agreement (the “NDS Agreement”) to sell substantially all of the assets used in connection with our Draintech product line to National Diversified Sales, Inc. (“NDS”) in exchange for cash. The NDS Agreement defined the purchase price to consist of a cash payment of $5,877. The net book value for the related assets, consisting of inventory and property and equipment, was $1,029, resulting in a net gain recognized of $4,848. The sale transaction closed on June 28, 2013. The product line sold consisted of minor niche fittings which were manufactured by a third party producer and resold by the Company primarily in the retail market.

3.	ACQUISITIONS

Fiscal 2016 Step Acquisition of BaySaver

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

As we had accounted for our investment in BaySaver prior to the purchase of the 10% additional membership interest under the equity method of accounting, we accounted for this business combination as a step acquisition and recognized a loss of $490 on remeasurement to fair value of our previously held investment. The loss is included in Derivative losses and other expense, net in our Consolidated Statements of Operations. The fair value of our BaySaver investment immediately before the July 17, 2015 acquisition was measured based on a combination of the discounted cash flow and guideline public company valuation methods and involves significant unobservable inputs (Level 3). These inputs include projected sales, margin, required rate of return and tax rate for the discounted cash flow method, as well as implied pricing multiples, and guideline public company group for the guideline public company method.

The purchase price was determined as follows:

(Amounts in thousands)
Acquisition-date fair value of our prior equity interest	$4,220
Acquisition-date fair value of noncontrolling interest	6,330
Cash paid at acquisition date	3,200
Fair value of contingent consideration	750

Total purchase price	$14,500

The purchase price has been allocated to the estimated fair values of acquired tangible and intangible assets, assumed liabilities and goodwill. The fair value of identifiable intangible assets has been determined primarily using the income approach, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, required rate of return and tax rate, as well as an estimated royalty rate in the cases of the developed technology and trade name and trademark intangibles. The developed technology and trade name and trademark intangibles are valued using a relief-from-royalty method.

Redeemable noncontrolling interest in subsidiaries is classified as mezzanine equity in our Consolidated Balance Sheets due to a put option held by the joint venture partner which may be exercised on or after April 1, 2017. The redeemable noncontrolling interest balance will be accreted to the estimated redemption value using the effective interest method until April 1, 2017.

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

The net sales and income before income taxes of BaySaver since the acquisition date included in our Consolidated Statements of Operations were $10,190, and $1,242, respectively.

The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2014 and includes adjustments for amortization of intangibles, interest expense and our prior equity method accounting for BaySaver. This unaudited pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place on April 1, 2014 or of future results. The unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

	Proforma
(Amounts in thousands)	2016	2015
Net sales	$1,294,277	$1,190,749
Net income attributable to ADS	17,992	8,708

Unaudited pro forma net income attributable to ADS has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes and amounts related to the noncontrolling interest, of $94 and $324, additional interest expense, net of related income taxes and amounts related to the noncontrolling interest, of $10 and $34, and the impact of our prior equity method accounting of $109 and $342, net of related income taxes, for the twelve months ended March 31, 2016 and 2015, respectively.

Fiscal 2015 Acquisition of Ideal Pipe

On January 30, 2015, Hancor of Canada, Inc., a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Drain Tile Limited and Wave Plastics Inc., the sole partners of Ideal Pipe (together “Ideal Pipe”). Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including nonresidential, residential, agriculture, and infrastructure applications. The acquisition further strengthens our position in Canada by increasing our size and scale in the market, as well as enhancing our manufacturing, marketing and distribution capabilities. The purchase price of Ideal Pipe was $43,828, financed through cash acquired and our existing line of credit facility. The results of operations of Ideal Pipe are included in our Consolidated Statements of Operations after January 30, 2015. The Net sales and Income before income taxes of Ideal Pipe since the acquisition date included in our Consolidated Statements of Operations for the fiscal year ended March 31, 2015 were immaterial.

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

Transaction costs were immaterial. However, the Company did incur a loss on a currency hedge related to the purchase of Ideal Pipe in the amount of $5,636 which was recorded in Derivatives losses (gains) and other expense (income), net in the Consolidated Statements of Operations. The Company used this currency hedge to fix the purchase price which was denominated in Canadian dollars from the agreement date until the transaction ultimately closed on January 30, 2015.

The acquired identifiable intangible assets represent customer relationships of $4,881 (seven-year useful life), trade name of $3,073 (10-year useful life), and non-compete agreements of $276 (three-year useful life).

The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2013 and includes adjustments for amortization of intangibles, depreciation of fixed assets and interest expense. This unaudited pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place on April 1, 2013 or of future results. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

	Proforma
(Amounts in thousands)	2015	2014
Net sales	$1,217,431	$1,102,477
Net income attributable to ADS	10,389	8,134

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

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015
Land, buildings and improvements	$178,189	$177,073
Machinery and equipment	730,791	690,079
Construction in progress	14,902	5,991

Total cost	923,882	873,143
Less accumulated depreciation	(532,138)	(497,330)

Property, plant and equipment, net	$391,744	$375,813

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ending March 31:

(Amounts in thousands)	2016	2015	2014
Depreciation expense (inclusive of leased assets depreciation)	$55,650	$50,136	$48,230

5.	LEASES

Capital Leases

The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets included in Property, plant and equipment consisted of the following:

	2016	2015
(Amounts in thousands)
Buildings and improvements	$6,131	$7,163
Machinery and equipment	186,258	168,437

Total cost	192,389	175,600
Less accumulated depreciation	(102,572)	(102,263)

Leased assets in Property, plant and equipment, net	$89,817	$73,337

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

	2016	2015	2014
(Amounts in thousands)
Lease interest expense	$3,367	$2,249	$2,666
Depreciation of leased assets	15,782	13,943	12,644

The following is a schedule by year of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of March 31, 2016:

(Amounts in thousands)
2017	$22,077
2018	19,065
2019	14,961
2020	11,603
2021	8,975
Thereafter	7,317

Total minimum lease payments(a)	$83,998
Less: amount representing interest(b)	7,958

Present value of net minimum lease payments	$76,040

Lease obligation — Current	19,231
Lease obligation — Long-term	56,809

Total lease obligation	$76,040

(a)	Excludes contingent rentals which may be paid. Contingent rentals amounted to $137 and $844 for the years ended March 31, 2016 and 2015, respectively.
(b)	Amount necessary to reduce minimum lease payments to present value calculated at the lower of the rate implicit in the lease or the Company’s incremental borrowing rate at lease inception.

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

Future minimum rental commitments under operating leases as of March 31, 2016, are summarized below (amounts in thousands):

	2017	2018	2019	2020	2021	Thereafter
Future operating lease payments	$2,224	$1,304	$898	$480	$258	$2,172

Total rent expense was $6,316, $3,953, and $3,836 in the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

6.	INVENTORIES

Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015
Raw materials	$46,604	$50,198
Finished goods	183,862	210,352

Total Inventories	$230,466	$260,550

We had no work-in-process inventories as of March 31, 2016 and 2015.

General and administrative costs related to the production process are included in the cost of finished goods inventory. During fiscal years ended March 31, 2016 and 2015, we incurred production-related general and administrative costs of $18,041 and $17,257, respectively, of which $5,332 and $4,400 remained in inventory at March 31, 2016 and 2015, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at April 1, 2014	$87,507	$510	$88,017
Acquisition	—	10,660	10,660
Currency translation	—	2	2

Balance at March 31, 2015	$87,507	$11,172	$98,679

Acquisition	2,495	—	2,495
Currency translation	—	(289)	(289)

Balance at March 31, 2016	$90,002	$10,883	$100,885

Intangible Assets

Intangible assets as of March 31, 2016 and 2015 consisted of the following:

	2016			2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$44,579	$(29,371)	$15,208	$40,579	$(26,405)	$14,174
Customer relationships	40,732	(22,646)	18,086	43,167	(26,113)	17,054
Patents	7,048	(4,167)	2,881	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,242	(842)	400	1,365	(691)	674
Trademarks and tradenames	15,563	(4,195)	11,368	14,248	(3,051)	11,197

Total definite-lived intangible assets	109,164	(61,221)	47,943	105,906	(59,810)	46,096
Indefinite-lived intangible assets
Trademarks	11,926	—	11,926	11,959	—	11,959

Total Intangible assets	$121,090	$(61,221)	$59,869	$117,865	$(59,810)	$58,055

The following table presents the weighted average amortization period for definite-lived intangible assets at March 31, 2016:

Weighted Average Amortization Period (in years)
Developed technology	11.0
Customer relationships	8.5
Patents	8.3
Non-compete and other contractual agreements	5.1
Trademarks and tradenames	13.5

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2016:

	Fiscal Year
(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Amortization expense	$8,359	$7,826	$7,669	$5,984	$5,843	$12,262	$47,943

8.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets, liabilities and mezzanine equity carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$11	$—	$11	$—

Total assets at fair value on a recurring basis	$11	$—	$11	$—

Liabilities:
Derivative liability — interest rate swaps	$252	$—	$252	$—
Derivative liability — diesel fuel contracts	2,615	—	2,615	—
Derivative liability — propylene swaps	8,027	—	8,027	—
Contingent consideration for acquisitions	2,858	—	—	2,858

Total liabilities at fair value on a recurring basis	$13,752	$—	$10,894	$2,858

	March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — currency forward contracts	$28	$—	$28	$—

Total assets at fair value on a recurring basis	$28	$—	$28	$—

Liabilities:
Derivative liability — interest rate swaps	$765	$—	$765	$—
Derivative liability — diesel fuel contracts	2,841	—	2,841	—
Derivative liability — propylene swaps	5,142	—	5,142	—
Contingent consideration for acquisitions	2,444	—	—	2,444

Total liabilities at fair value on a recurring basis	$11,192	$—	$8,748	$2,444

Amounts recorded in the Consolidated Statements of Operations for Level 3 items amounted to $123 and $283 during 2016 and 2015, respectively.

Quantitative Information about Level 3 Fair Value Measurements
(Amounts in thousands)
Liabilities & Mezzanine Equity	Fair Value at 3/31/16	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$2,858	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.75%-10%

Liabilities & Mezzanine Equity	Fair Value at 3/31/15	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$2,444	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	10%

(a)	Represents discount rates or rates of return estimates and assumptions that we believe would be used by market participants when valuing these liabilities.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2016 and 2015 were as follows:

(Amounts in thousands)	Contingent consideration	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$549,119	$291,720	$(197,888)	$645,849
Allocation of ESOP shares to participants	—	—	—	4,391	4,391
Change in fair value	174	65,921	34,903	(23,849)	77,149
Payments of contingent consideration liability	(628)	—	—	—	(628)
Transfer out of Level 3	—	(615,040)	(326,623)	217,346	(724,317)

Balance at March 31, 2015	$2,444	$—	$—	$—	$2,444
Acquisition	750	—	—	—	750
Change in fair value	371	—	—	—	371
Payments of contingent consideration liability	(707)	—	—	—	(707)

Balance at March 31, 2016	$2,858	$—	$—	$—	$2,858

During fiscal year 2015 our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP shares were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1. Background and Summary of Significant Accounting Policies for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the fiscal year ended March 31, 2016 and 2015.

Valuation of our Contingent Consideration for Acquisitions

The fair values of the contingent consideration payables for acquisitions were calculated based on a discounted cash flow model, whereby the probability-weighted future payment value is discounted to the present value using a market discount rate. The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

Upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock allowing the Trustee of the Company’s ESOP to put shares to us for cash was no longer applicable. However, if our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the Trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity. As of March 31, 2016, the Company has determined that it is not probable that the redemption feature will become applicable. Since the Redeemable convertible preferred stock is not currently redeemable and it is not probable that the instrument will become redeemable, subsequent adjustment to fair value is not required. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO and Note 17. Mezzanine Equity for additional information on the Redeemable common stock and Redeemable convertible preferred stock.

Valuation of Investment in the South American Joint Venture

During the fourth quarter of the fiscal year ended March 31, 2016, the Company recorded an impairment charge related to its investment in the South American Joint Venture equal to the difference between the fair value of the investment and the carrying value. The method used to value the investment is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. In the determination of fair value of its investment, the Company used an income approach based on internal forecasts of expected future cash flows. Significant unobservable inputs included the WACC used to discount the future cash flows, which were between 9.3% and 15.5%, based on the markets in which the South American Joint Venture business conducts. See Note 10. Investment in Unconsolidated Affiliates.

9.	INVESTMENT IN CONSOLIDATED AFFILIATES

We participate in two consolidated joint ventures, ADS Mexicana, which is 51% owned by our wholly-owned subsidiary ADS Worldwide, Inc., and BaySaver, which is 65% owned by our wholly-owned subsidiary ADS Ventures, Inc. In each case, the equity owned by our joint venture partner is shown as either Noncontrolling interest in subsidiaries (in the case of ADS Mexicana) or Redeemable noncontrolling interest in subsidiaries (in the case of BaySaver) in our Consolidated Balance Sheets and our joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in our Consolidated Statements of Operations.

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

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2016 and 2015. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2016	2015
Assets
Current assets	$27,650	$24,822
Property, plant and equipment, net	17,461	18,556
Other noncurrent assets	1,742	2,523

Total assets	$46,853	$45,901

Liabilities
Current liabilities	$10,769	$11,134
Noncurrent liabilities	5,390	5,259

Total liabilities	$16,159	$16,393

BaySaver

BaySaver was established in July 2013 to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company’s original investment represented a 55% equity interest and a 50% voting interest in BaySaver. On July 17, 2015, the Company acquired an additional 10% of the issued and outstanding membership interests in the BaySaver joint venture. Concurrent with the additional investment in July 2015, we also entered into an amendment to the BaySaver joint venture agreement to change the voting rights from an equal vote for each member to a vote based upon the ownership interest. As a result, the Company increased its ownership interest to 65% of the issued and outstanding membership interests in BaySaver and obtained the majority of the voting rights.

As such, while we had previously accounted for our investment in BaySaver under the equity method of accounting, we have concluded that the additional investment results in a step acquisition of BaySaver that will be treated as a business combination. As a result, our consolidated financial statements include the consolidation of BaySaver’s financial statements beginning on July 17, 2015. See Note 3. Acquisitions for additional information.

The table below includes the assets and liabilities of BaySaver that are consolidated as of March 31, 2016. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2016
Assets
Current assets	$3,121
Property, plant and equipment, net	140
Other noncurrent assets	12,668

Total assets	$15,929

Liabilities
Current liabilities	$1,696

Total liabilities	$1,696

10.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

We participate in two unconsolidated joint ventures, South American Joint Venture, which is 50% owned by our wholly-owned subsidiary ADS Chile, and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by our wholly-owned subsidiary ADS Ventures, Inc. In each case, the Company has concluded that it is appropriate to account for these investments using the equity method, whereby our share of the income or loss of the joint venture is reported in the Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and our investment in the joint venture is included in Other assets in the Consolidated Balance Sheets.

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

Summarized financial data as of the fiscal years ended March 31 for the South American Joint Venture is as follows:

(Amounts in thousands)	2016	2015
Investment in South American Joint Venture (a)	$10,256	$17,081
Receivable from South American Joint Venture	3,201	5,607

(a)	Includes capital contributions of $4,000 during the fiscal year ended March 31, 2015.

During the fourth quarter of the fiscal year ended March 31, 2016, the Company determined there was an other-than-temporary decline in the fair value of its investment in the South American Joint Venture, resulting from a further decline of unfavorable regional economic conditions. Accordingly, we recorded an impairment charge of $4,000, reducing the carrying value of the investment to its fair value. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations.

BaySaver

As noted above, in July 2015, we began consolidating BaySaver after we acquired an additional 10% interest in BaySaver and obtained the majority of the voting rights. Prior to the acquisition, we accounted for our investment in BaySaver as an investment in an unconsolidated affiliate. See Note 3. Acquisitions.

Summarized financial data for the fiscal year ended March 31, 2015 for the BaySaver joint venture is as follows:

(Amounts in thousands)	2015
Investment in BaySaver	$4,906
Receivable from BaySaver	59

Tigre-ADS USA

On April 7, 2014, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, and Tigre S.A. —   Tubos e Conexoes entered into a stock purchase agreement to form a joint venture, Tigre-ADS USA. The joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The Company acquired 49% of the outstanding shares of capital stock of Tigre-ADS USA for $3,566. The joint venture represents a continuation of the existing activities of Tigre-ADS USA through its Janesville, Wisconsin manufacturing facility. We are not required to consolidate Tigre-ADS USA as we are not the primary beneficiary, although we do hold a significant variable interest in Tigre-ADS USA through our equity investment.

Summarized financial data as of the fiscal years ended March 31 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	2016	2015
Investment in Tigre-ADS USA	$2,932	$3,051
Receivable from Tigre-ADS USA	45	27

11.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates its interest in ADS Mexicana for financial reporting purposes. During the fiscal years ended March 31, 2016, 2015 and 2014, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement, respectively. These cash payments totaled $242, $459, and $817 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $0, $3,783, and $6,687 in the years ended March 31, 2016, 2015 and 2014, respectively. Outstanding receivables related to these sales were $344 and $1,005 at March 31, 2016 and 2015, respectively.

In February 2015, ADS Mexicana loaned $5,000 to an entity owned by a Grupo Altima owner and such loan was repaid the same month. The applicable interest rate for the loan was 2.35%.

In April 2015, ADS Mexicana borrowed $3,000 under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS. The loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3,854 under the Scotia Bank credit facility and loaned it to an entity owned by a Grupo Altima owner, and such loan was repaid in July 2015. The applicable interest rate for the loans was 4.81%. ADS does not guarantee the borrowings from this facility, and therefore does not anticipate any required contributions related to the balance of this credit facility.

We are the guarantor of 100% of the ADS Mexicana Revolving Credit Facility, and our maximum potential payment under this guarantee totals $12,000. See Note 12. Debt.

South American Joint Venture

Our South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. We are the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. Our maximum potential obligation under this guarantee totals $11,000 as of March 31, 2016. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $19,000. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on July 31, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2016 and 2015, the outstanding principal balance of the credit facility including letters of credit was $16,681 and $13,600, respectively. The weighted average interest rate as of March 31, 2016 was 3.45% on U.S. dollar denominated loans and 7.41% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which were $1,207 and $902 in the fiscal years ended March 31, 2016 and 2015, respectively.

BaySaver

BaySaver is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding stock of BaySaver and consolidates its interest in BaySaver. BaySaver may at times provide short-term financing to ADS to enhance liquidity. As of March 31, 2015, BaySaver held unsecured, interest-free, notes receivable from ADS of $500, which were fully paid in fiscal year 2016.

During fiscal years 2016 and 2015, ADS received member distributions of $975 and $1,100, respectively, from BaySaver.

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

12.	DEBT

Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015
Bank Term Loans
Revolving Credit Facility — ADS	$166,000	$205,100
Revolving Credit Facility — ADS Mexicana	—	—
Term Note	82,500	91,250
Senior Notes payable	100,000	100,000
Industrial revenue bonds	2,715	3,545
ADS Mexicana Scotia bank revolving credit facility	—	—

Total	351,215	399,895
Current maturities	(35,870)	(9,580)

Long-term debt obligation	$315,345	$390,315

Bank Term Loans

The Bank Term Loans include a Revolving Credit Facility with borrowing capacity of $325,000 for ADS, Inc., a Revolving Credit Facility for ADS Mexicana with borrowing capacity of $12,000 (“the Revolving Credit Facilities”) and a $100,000 term note (“Term Note”). The Revolving Credit Facilities expire and the Term Note is due in June 2018. Principal payments of $2,500 per quarter are due on the Term Note throughout the remaining term. The Revolving Credit Facilities and the Term Note have a variable interest rate that depends upon the Company’s “pricing ratio” as defined in the agreements for the Revolving Credit Facilities. The interest rate is derived from the London Inter-Bank Offered Rate (“LIBOR”) or alternate base rate (“Prime Rate”) at the Company’s option. The average rates were 2.70%, 2.64%, and 2.30% at March 31, 2016, 2015 and 2014, respectively. Letters of credit outstanding at March 31, 2016 amounted to $10,952 and reduce the availability of the Revolving Credit Facilities. The amount available for borrowing for ADS, Inc. and ADS Mexicana was $148,048 and $12,000, respectively at March 31, 2016.

Per the terms of the agreements for the Revolving Credit Facilities, ADS is not required to hedge its interest exposure using interest rate swaps; however, it has been the objective of ADS to manage its exposure to variable rate debt. On July 18, 2013, ADS executed two Forward Interest Rate Swaps on the 30-Day LIBOR interest rate. One swap was for $50,000 and has a fixed rate of 0.86% for a period of three years beginning on September 3, 2013 and expiring on September 1, 2016. The second swap executed on July 18, 2013 was for $50,000 and has a fixed rate of 1.08% for a period of two years beginning on September 2, 2014 and expiring on September 1, 2016.

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

Industrial Revenue Bonds

Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 and one of the bonds was retired in fiscal 2015. The remaining bond requires quarterly principal payments until it matures in February 2019 and has a variable interest rate based on the Securities Industry and Financial Markets Association (SIFMA) municipal swap index rate which is computed weekly. The rate on this bond at March 31, 2016, was 4.27%, including a letter of credit fee of 3.75%. Land and buildings with a net book value of approximately $9,706 at March 31, 2016, collateralize the bonds. These bonds are not considered auction rate securities.

ADS Mexicana Scotia Bank Revolving Credit Facility

On December 11, 2014, our joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5,000. The proceeds of the revolving credit facility have primarily been used for short term investments and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of March 31, 2016, there was no outstanding principal drawn on the Scotia Bank revolving credit facility.

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

Principal Maturities

Maturities of long-term debt (excluding interest) as of March 31, 2016 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Principal maturities	$35,870	$35,905	$254,440	$25,000	$—	$—	$351,215

Fiscal Year 2016 Amendments and Consents Related to the Bank Term Loans and Senior Notes

From July 2015 through February 2016, the Company amended the Bank Term Loans and Senior Notes and also obtained various consents from those lenders. These amendments and consents had the effect of: i) extending the time for delivery of our fiscal 2015 audited financial statements and first, second and third quarter fiscal 2016 quarterly financial information to April 1, 2016, whereby an event of default was waived as long as those items were delivered by that date without regard to any grace period, ii) modified certain definitions applicable to the Company’s affirmative and negative financial covenants, including the negative covenant on indebtedness, to accommodate the Company’s treatment of its transportation and equipment leases as capital leases rather than operating leases and to accommodate the treatment of the costs related to the Company’s restatement, and iii) permitted the Company’s payment of quarterly dividends on common shares in June, August and December 2015, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2016.

Subsequent Event Related to the Bank Term Loans and Senior Notes

In July 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our fiscal 2016 audited financial statements to August 31, 2016, and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

13.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price, and foreign currency exchange rate fluctuations. For interest rate swaps, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and foreign exchange forward contracts, contract settlement gains and losses are recorded in the Consolidated Statements of Operations in Derivative (gains) losses and other expense (income), net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Consolidated Statements of Operations in Derivative (gains) losses and other expense (income), net.

A summary of the fair values for the various derivatives at March 31, 2016 and 2015 is presented below:

	2016
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(252)	$—
Foreign exchange forward contracts	—	—	—	—
Diesel fuel option collars and swaps	—	11	(2,609)	(6)
Propylene swaps	—	—	(8,027)	—

	2015
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(150)	$(615)
Foreign exchange forward contracts	28	—	—	—
Diesel fuel option collars and swaps	—	—	(1,883)	(958)
Propylene swaps	—	—	(4,412)	(730)

The Company recorded losses and (gains) on mark-to-market adjustments for changes in the fair value of derivative contracts as well as losses and (gains) on the settlement of derivative contracts as follows:

	Unrealized Mark to Market Losses (Gains)
(Amounts in thousands)	2016	2015	2014
Interest rate swaps	$(513)	$(236)	$(81)
Foreign exchange forward contracts	28	(28)	—
Diesel fuel option collars	(237)	2,841	55
Propylene swaps	2,885	5,169	(27)

	$2,163	$7,746	$(53)

	Realized Losses (Gains)
(Amounts in thousands)	2016	2015	2014
Foreign exchange forward contracts	$(150)	$5,636	$—
Diesel fuel option collars	3,142	736	—
Propylene swaps	11,742	1,333	(84)

	$14,734	$7,705	$(84)

Total realized and unrealized losses (gains) included in Derivative losses (gains) and other expense (income), net(1)	$16,897	$15,451	$(137)

(1)	The total balance in Derivative losses (gains) and other expense (income), net in the Consolidated Statements of Operations also includes other income items of ($322), ($1,081), and ($1,040) at March 31, 2016, 2015 and 2014, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We secure supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at March 31, 2016, we have agreed to purchase resin over the period April 2016 through December 2016 at a committed purchase cost of $18,715.

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

15.	EMPLOYEE BENEFIT PLANS

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

On January 6, 2014, the Board of Directors declared a cash dividend of $1.59 (the “Special Dividend”) per share for a total amount of approximately $108,101, on all outstanding shares of our common stock and Redeemable convertible preferred stock. We paid the Special Dividend on January 15, 2014 to all stockholders of record on January 2, 2014. The payment of the Special Dividend was financed through the Company’s Revolving Credit Facilities. For additional details on the Revolving Credit Facilities, please refer to Note 12. Debt.

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

In the fiscal years ended March 31, 2016 and 2015, the ESOP committee directed the Plan trustee to retain $2,531 and $824, respectively, in dividends on unallocated ADS shares rather than to service the Plan’s debt. These dividends were allocated to participants based on the total shares in their account in relation to total shares allocated at March 31, 2016 and 2015.

In the fiscal years ended March 31, 2016 and 2015, 542 and 737 shares of Redeemable convertible preferred stock, respectively, were allocated to the ESOP participants, including, in addition to the cash dividends, 8 and 6 preferred shares allocated as dividends, respectively. See Note 17. Mezzanine Equity for further details on the shares of Redeemable convertible preferred stock held by our ESOP.

Profit-Sharing Plan

We have a tax-qualified profit-sharing retirement plan with a 401(k) feature covering substantially all eligible employees. We did not make employer contributions to the plan in the fiscal years ended March 31, 2016, 2015 and 2014.

16.	STOCKHOLDERS’ EQUITY

The Board of Directors approved a dividend of $0.05 per share of common stock during each quarter of fiscal 2016. In fiscal 2015 the Board of Directors approved a dividend of $0.04 per share of common stock in each of the third and fourth quarters, while no dividends were declared in the first or second quarters. In fiscal 2014, the Board of Directors approved the Special Dividend during the fourth quarter, as well as quarterly cash dividends of $0.029 per share during each of the first three quarters.

Total cash dividends paid on common stock during the fiscal years ended March 31, 2016, 2015 and 2014 were $10,815, $4,270, and $80,102, respectively.

During the fiscal year ended March 31, 2016, there were no purchases of common stock. During the fiscal year ended March 31, 2015, we purchased a negligible amount of fractional shares subsequent to the IPO at a price of $17.21 per share. In fiscal year ended March 31, 2014, we purchased 80 shares from certain stockholders at a purchase price of $13.64 per share.

See Note 12. Debt for a description of restrictions on the payment of dividends imposed under our Bank Term Loans and Senior Notes agreements.

Subsequent Events Related to Stockholders’ Equity

During each of the first and second quarters of fiscal 2017, the Company declared a quarterly cash dividend of $0.06 per share of common stock. The first quarter dividend was payable on June 30, 2016 to stockholders of record at the close of business on June 16, 2016, and the second quarter dividend was payable on September 15, 2016 to stockholders of record at the close of business on September 1, 2016.

17.	MEZZANINE EQUITY

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

The redemption feature of our Redeemable common stock allowing the holder to put its shares to us for cash, as discussed in the previous paragraph, became unenforceable upon effectiveness of the IPO on July 25, 2014. As a result, the Redeemable common stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO. As a result of the IPO, there are 10,101 shares of common stock held by Major Shareholders, which are now classified in stockholders’ equity.

Redeemable Convertible Preferred Stock

The Trustee of the Company’s ESOP has the ability to put shares of our Redeemable convertible preferred stock to the Company. The Redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the issue price of $0.781 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. We guarantee the value of the Redeemable convertible preferred stock at $0.781 per share. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock have a put right to require us to repurchase such shares in the event that our common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2016, the applicable redemption value was $0.781 per share as there were no unpaid cumulative dividends.

Given that the event that may trigger redemption of the Redeemable convertible preferred stock (the listing or quotation on a market more senior than the OTC Bulletin Board) is not solely within our control, our Redeemable convertible preferred stock is presented in the mezzanine equity section of our Consolidated Balance Sheets.

As of March 31, 2016, we did not adjust the carrying value of the Redeemable convertible preferred stock to its redemption value or recognize any changes in fair value as we did not consider it probable that the Redeemable convertible preferred stock would become redeemable.

The Board of Directors approved the 2.5% annual dividend to be paid March 31 of each fiscal year to the stockholders of record as of March 15, 2016, 2015 and 2014. The annual dividend was paid in cash and stock on the allocated shares. During the first quarter of 2017, the Board of Directors approved the 2.5% annual dividend to be paid on March 31, 2017 to stockholders of record as of March 1, 2017.

In addition, the Board of Directors approved a quarterly discretionary cash dividends of $0.0221 per share during the first three quarters of the fiscal year ended March 31, 2014. As noted above, the Redeemable convertible preferred stockholders also received the Special Dividend during the fourth quarter of fiscal 2014. The Special Dividend and the discretionary dividends on unallocated shares of Redeemable convertible preferred stock were allocated to participants rather than being used to service the Plan’s debt as described in Note 15. Employee Benefit Plans.

Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2016 and 2015, respectively, are summarized in the following table. For additional information on dividends paid to the unallocated Redeemable convertible preferred stock, please refer to Note 15. Employee Benefit Plans.

(Amounts in thousands)	2016	2015
Quarterly cash dividends	$1,272	$507
Annual cash dividends	21	27

Total cash dividends	$1,293	$534

Annual stock dividend	132	127
Annual cash dividend	21	27

Total ESOP required dividends	$153	$154

Allocated shares	7,831	7,914
Required dividend per share	0.0195	0.0195

Required dividends	$153	$154

Redeemable Noncontrolling Interest in Subsidiaries

On July 17, 2015, the Company acquired an additional 10% of the issued and outstanding membership interests in BaySaver’s issued and outstanding membership interests, increasing the Company’s total ownership to 65%. Concurrent with our purchase of the additional membership investment, the BaySaver joint venture agreement was amended to change the voting rights from an equal vote for each member to a vote based upon the ownership interest. As a result, we have accounted for this transaction as a business combination and BaySaver is consolidated into our financial statements after July 17, 2015.

The membership interests held by the joint venture partner are presented in Redeemable noncontrolling interest in subsidiaries in our Consolidated Balance Sheets, which is classified as mezzanine equity, due to a put option held by the joint venture partner which may be exercised on or after April 1, 2017. The Redeemable noncontrolling interest in subsidiaries balance will be accreted to the redemption value using the effective interest method until April 1, 2017. See Note 3. Acquisitions for further discussion of the BaySaver transaction.

18.	STOCK-BASED COMPENSATION

Deferred Compensation — Unearned ESOP Shares

The value of Redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate the average annual fair value. Deferred compensation — unearned ESOP shares is relieved at fair value, with any difference between the annual average fair value and the carrying value of shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $16.35, $22.05, and $11.16 per share of Redeemable convertible preferred stock at March 31, 2016, 2015 and 2014, respectively, resulting in an average annual fair value per share of $19.20, $16.61, and $10.90 per share for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. During the fiscal years ended March 31, 2016, 2015 and 2014, we recognized compensation expense of $10,250, $12,144, and $7,891, respectively, related to allocation of ESOP shares to participants.

Stock Options

Our 2000 stock option plan (“2000 Plan”) provides for the issuance of non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provides for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after 10 years from issuance.

Our 2013 stock option plan (“2013 Plan”) was approved by the Board of Directors and provides for the issuance of up to 3,323 non-statutory common stock options to management subject to the Board’s discretion. The plan generally provides for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in five equal annual amounts beginning in year one and expire after 10 years from issuance. Options issued to the Chief Executive Officer vest equally over four years and expire after 10 years from issuance.

For both stock option plans, management determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the fair value of our common stock, risk-free interest rate, dividend yield and expiration date. During the fiscal years ended March 31, 2016, 2015 and 2014, we recognized total stock-based compensation expense under both plans of $1,808, $4,418, and $2,669, respectively, which was included in General and administrative expense in our Consolidated Statements of Operations. As of March 31, 2016 and 2015, there was a total of $1,648 and $3,269, respectively, of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining service period. Of these amounts, $152 and $0 relate to liability classified awards and $1,496 and $3,269 relate to equity classified awards as of March 31, 2016 and 2015, respectively.

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as follows:

	2016	2015	2014
Expected stock price volatility	37.5%	40.0%	44.0%
Risk-free interest rate	2.0%	2.1%	2.3%
Weighted-average expected option life (years)	6.5	8.0	8.0
Dividend yield	0.76%	0.86%	0.84%

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1,412 shares. We had approximately 1,123 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of March 31, 2016.

2000 Plan

The stock option activity for the fiscal years ended March 31 is summarized as follows:

	2016			2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	746	$10.75	4.1	913	$9.48	4.1	1,333	$8.10	4.0
Issued	—	—	—	78	15.74	—	25	13.64	—
Exercised	(215)	8.31	—	(235)	7.50	—	(427)	5.19	—
Forfeited	(16)	8.81	—	(10)	10.48	—	(18)	10.77	—

Outstanding at end of year	515	11.82	4.2	746	10.75	4.1	913	9.48	4.1

Vested at end of year	439	11.14	3.5	668	10.16	3.5	485	8.01	2.2

Unvested at end of year	76	15.74	8.4	78	15.74	9.4	428	11.14	6.3

Vested and expected to vest at end of year (a)	440	11.82	4.7	640	10.73	7.6	800	9.36	5.2

Fair value of options granted during the year		$—			$6.76			$6.38

a)	Vested and expected to vest at end of year assumes the forfeiture of approximately 15% of options outstanding at the end of each period.

The following table summarizes information about the unvested stock option grants as of the fiscal years ended March 31:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	78	$6.76	428	$5.82
Granted	—	—	78	6.76
Vested	—	—	(428)	5.82
Forfeitures	(2)	6.76	—	—

Unvested at end of year	76	$6.76	78	$6.76

2013 Plan

The stock option transactions for the fiscal years ended March 31 are summarized as follows:

	2016			2015			2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	1,911	$13.64	8.42	1,911	$13.64	9.42	—	$—	—
Issued – equity classified	—	—	—	—	—	—	1,440	13.64	—
Issued – liability classified	—	—	—	—	—	—	518	13.64	—
Forfeited	—	—	—	—	—	—	(47)	13.64	—

Outstanding at end of year	1,911	13.64	7.42	1,911	13.64	8.42	1,911	13.64	9.42

Vested at end of year	816	13.64	7.42	408	13.64	8.42	—	—	—

Unvested at end of year	1,095	13.64	7.42	1,503	13.64	8.42	1,911	13.64	9.42

Vested and expected to vest at end of year (a)	1,702	13.64	7.42	1,702	13.64	8.42	1,704	13.64	9.42

Fair value of options granted during the year		$—			$—			$6.22

(a)	Vested and expected to vest at end period assumes the forfeiture of approximately 15% of options granted (except those to the CEO).

The following table summarizes information about the unvested stock option grants as of the fiscal years ended March 31:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,503	$6.22	1,911	$6.22
Vested	(408)	6.22	(408)	6.22

Unvested at end of year	1,095	$6.22	1,503	$6.22

Restricted Stock

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provides for the issuance of restricted stock awards to certain key employees. The restricted stock generally vest ratably over a five-year period from the original restricted stock grant date, contingent on the employee’s continuous employment by ADS. In certain instances, however, a portion of the grants vested immediately or for accounting purposes were deemed to have vested immediately, including the grants to the Chief Executive Officer, which do not have a substantial risk of forfeiture as a result of different vesting provisions. Under the restricted stock plan, vested shares are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares. The Company recognized compensation expense of $1,771, $562, and $1,849 in the fiscal years ended March 31, 2016, 2015 and 2014, respectively, relating to the issuance of these shares; of this amount, $0, $0, and $385 relates to the restricted shares that vested immediately during the fiscal years ended March 31, 2016, 2015 and 2014, respectively. We had approximately 336 shares available for grant under this plan as of March 31, 2016.

The information about the unvested restricted stock grants as of March 31 is as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183	$12.65	311	$12.40	273	$11.63
Granted	—	—	—	—	155	13.64
Vested	(69)	12.20	(126)	12.01	(104)	11.78
Forfeited	(2)	12.12	(2)	11.98	(13)	12.12

Unvested at end of year	112	$12.97	183	$12.65	311	$12.40

We expect most, if not all, restricted stock grants to vest.

At March 31, 2016 and 2015, there was approximately $816 and $2,301, respectively, of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average service period remaining of 1.6 and 2.2 years, respectively.

Awards to Be Issued

During fiscal 2016, in conjunction with the hiring of key employees, the Company became obligated to issue restricted stock and options with a fair value at the date of issuance of $487. The expense associated with this restricted stock and options will be amortized over the vesting period and has been recorded as compensation expense. Once the restricted stock and stock options are issued, they will be included in the appropriate tables above. During fiscal 2016, the Company recorded $61 of stock compensation expense related to this obligation.

Non-Employee Director Compensation Plan

On June 18, 2014, the Company amended its then-existing Stockholders’ Agreement to authorize 282 shares of restricted stock to be granted to non-employee members of its Board of Directors. The shares typically will vest one year from the date of issuance. Under this stock plan, the vested shares granted are considered issued and outstanding. Non-employee directors with this stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights. On September 6, 2014, a total of 48 shares were granted to seven directors at a fair value of $18.88 per share. These shares vested on February 27, 2015. The Company recognized compensation expense of $0 and $900 for the fiscal years ended March 31, 2016 and 2015, respectively, relating to the issuance of these shares. We had approximately 234 shares available for grant under this plan as of both March 31, 2016 and 2015.

The following table summarizes information about the unvested Non-Employee Director Compensation stock grants as of March 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—	—	$—
Granted	—	—	48	18.88
Vested	—	—	(48)	18.88

Unvested at end of year	—	$—	—	$—

As of March 31, 2016 and 2015, there was no unrecognized compensation expense related to this restricted stock. No grants were issued under this Plan in fiscal year 2016.

19.	INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2016	2015	2014
United States	$35,418	$15,325	$20,977
Foreign	14,140	9,304	12,856

Total	$49,558	$24,629	$33,833

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015	2014
Current:
Federal	$6,861	$20,461	$21,774
State and local	2,184	3,656	3,857
Foreign	3,791	831	1,126

Total current tax expense	12,836	24,948	26,757

Deferred:
Federal	7,720	(13,407)	(5,469)
State and local	1,057	(2,160)	(2,765)
Foreign	(758)	102	899

Total deferred tax expense (benefit)	8,019	(15,465)	(7,335)

Total Income tax expense	$20,855	$9,483	$19,422

For the fiscal years ended March 31, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Redeemable convertible preferred stock dividend	(0.9)	(0.8)	(10.4)
ESOP stock appreciation	6.9	16.5	7.6
ESOP compensation for Special Dividend on unallocated shares	—	—	23.4
Effect of tax rate of foreign subsidiaries	1.0	(1.9)	(2.8)
State and local taxes—net of federal income tax benefit	4.7	4.5	0.9
Uncertain tax position change	(4.4)	(7.1)	6.2
Qualified production activity credit	(1.2)	(7.6)	(5.2)
Cumulative adjustments to deferred taxes	—	(1.9)	(0.6)
Other	1.0	1.8	3.3

Effective rate	42.1%	38.5%	57.4%

The Company’s effective tax rate will vary based on factors, including but not limited to, overall profitability, the geographical mix of income before taxes and discrete events. The increase in the effective tax rate for 2016 was 3.6%, which was primarily due to the decreased impact of qualified production activity tax credits, the decreased impact of changes in uncertain tax positions and the decreased impact of other miscellaneous tax benefits, partially offset by the decreased impact of ESOP stock appreciation. The decrease in the effective tax rate for 2015 was primarily driven by the absence of the Special Dividend payment to participants in the ESOP which increased the effective tax rate by 23.4% in 2014. For 2015, the ESOP stock appreciation impacted the rate by 16.5% due to the increase in stock value compared to original cost. Please refer to Note 15. Employee Benefit Plans for additional information on the Special Dividend.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2016	2015
Deferred tax assets:
State income taxes	$2,052	$1,683
ESOP loan repayment	1,390	1,421
Receivable and other allowances	2,150	2,534
Derivatives	4,397	3,533
Inventory	1,433	11,271
Non-Qualified stock options	3,506	2,855
Accrued rebates	1,378	1,378
Worker’s compensation	1,390	667
Contingent consideration	533	247
Purchase card accrual	232	232
Foreign NOL’s	1,507	1,504
Other	2,259	1,039

Total deferred tax assets	22,227	28,364
Less: valuation allowance	(1,507)	(1,504)

Total net deferred tax assets	20,720	26,860

Deferred tax liabilities:
Intangible assets	8,882	10,983
Property, plant and equipment	52,115	51,440
Leases	6,059	4,035
Capitalized software costs	2,935	3,159
Goodwill	3,643	2,735
Other	1,867	1,487

Total deferred tax liabilities	75,501	73,839

Net deferred tax liability	$54,781	$46,979

Net deferred tax assets are included in Deferred income taxes and other current assets and Other assets on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2016	2015
Net current deferred tax assets	$8,902	$17,617
Net non-current deferred tax liabilities	63,683	64,596

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on approximately $30,228 of undistributed earnings of its foreign subsidiaries at March 31, 2016 because such earnings are intended to be reinvested indefinitely with the exception of cash dividends paid by our ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Accounting for Uncertain Tax Positions

As of March 31, 2016, the Company had unrecognized tax benefit of $7,998, which if resolved favorably, would reduce income tax expense by $7,998. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2016, March 31, 2015 and 2014 is as follows:

(Amounts in thousands)
Balance as of March 31, 2013	$10,668
Tax positions taken in current year	2,954
Decreases in tax positions for prior years	(47)
Increases in tax positions for prior years	825
Settlements	—
Lapse of statute of limitations	(1,545)

Balance as of March 31, 2014	12,855

Decreases in tax positions for prior years	(672)
Increases in tax positions for prior years	336
Settlements	—
Lapse of statute of limitations	(2,067)

Balance as of March 31, 2015	$10,452

Tax positions taken in current year	917
Decreases in tax positions for prior years	(599)
Increases in tax positions for prior years	358
Settlements	—
Lapse of statute of limitations	(3,130)

Balance as of March 31, 2016	$7,998

The unrecognized tax benefits are primarily recorded in Other liabilities, and to a lesser degree in Other accrued liabilities and Deferred income taxes and other current assets, in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $2,689 and $460 at March 31, 2016 and 2015, respectively.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next twelve months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitation.

The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2013 through March 31, 2016. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2013 through March 31, 2016. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2012 through March 31, 2016.

20.	NET INCOME (LOSS) PER SHARE

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common stockholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income per share assumes the Redeemable convertible preferred stock would be cash settled through the effective date of the IPO on July 25, 2014, as we have the choice of settling in cash or shares and we have demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through March 31, 2016, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s Redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following table presents information necessary to calculate net income (loss) per share for the fiscal years ended March 31, 2016, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2016	2015	2014
NET INCOME (LOSS) PER SHARE — BASIC:
Net income attributable to ADS	$17,954	$8,680	$7,732
Adjustment for:
Change in fair value of Redeemable convertible preferred stock	—	(11,054)	(3,979)
Accretion of Redeemable noncontrolling interest in subsidiaries	(932)	—	—
Dividends paid to Redeemable convertible preferred stockholders	(1,425)	(661)	(10,139)
Dividends paid to unvested restricted stockholders	(24)	(11)	(418)

Net income (loss) available to common stockholders and participating securities	15,573	(3,046)	(6,804)
Undistributed income allocated to participating securities	(511)	—	—

Net income (loss) available to common stockholders — Basic	15,062	(3,046)	(6,804)
Weighted average number of common shares outstanding — Basic	53,978	51,344	47,277

Net income (loss) per common share — Basic	$0.28	$(0.06)	$(0.14)

NET INCOME (LOSS) PER SHARE — DILUTED:
Net income (loss) available to common stockholders — Diluted	15,062	(3,046)	(6,804)

Weighted average number of common shares outstanding — Basic	53,978	51,344	47,277
Assumed exercise of stock options	1,074	—	—

Weighted average number of common shares outstanding — Diluted	55,052	51,344	47,277

Net income (loss) per common share — Diluted	$0.27	$(0.06)	$(0.14)

Potentially dilutive securities excluded as anti-dilutive	6,383	4,454	535

21.	BUSINESS SEGMENT INFORMATION

We operate our business in two distinct operating and reportable segments based on the markets we serve: “Domestic” and “International.” The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on Net sales and Segment Adjusted EBITDA. We calculate Segment Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

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

International

Our International segment manufactures and markets products in certain regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and through our joint-ventures with local partners in Mexico and South America. Our joint venture strategy provides us with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. Our Mexican joint venture (ADS Mexicana) primarily serves the Mexican markets, while our South American Joint Venture (Tigre-ADS) is our primary channel to serve the South American markets. Our International product line includes single wall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products in each of the fiscal years ended March 31:

(Amounts in thousands)	2016	2015	2014
Domestic
Pipe	$812,071	$771,214	$700,270
Allied Products	301,725	256,719	235,022

Total domestic	1,113,796	1,027,933	935,292

International
Pipe	139,731	125,407	107,078
Allied Products	37,151	26,733	25,410

Total international	176,882	152,140	132,488

Total Net sales	$1,290,678	$1,180,073	$1,067,780

The following sets forth certain additional financial information attributable to our reportable segments for the fiscal years ended March 31:

(Amounts in thousands)	2016	2015	2014
Gross Profit
Domestic	$249,517	$180,570	$164,693
International	35,535	25,643	27,855

Total	$285,052	$206,213	$192,548

Segment Adjusted EBITDA
Domestic	$162,875	$128,973	$132,504
International	24,465	14,904	18,829

Total	$187,340	$143,877	$151,333

Interest expense
Domestic	$17,908	$19,308	$18,659
International	552	60	148

Total	$18,460	$19,368	$18,807

Income tax expense
Domestic	$17,822	$8,550	$17,397
International	3,033	933	2,025

Total	$20,855	$9,483	$19,422

Depreciation and amortization
Domestic	$62,625	$59,397	$57,834
International	8,384	6,075	5,840

Total	$71,009	$65,472	$63,674

Equity in net (loss) income of unconsolidated affiliates
Domestic	$181	$289	$417
International	(5,415)	(2,624)	(3,503)

Total	$(5,234)	$(2,335)	$(3,086)

Capital expenditures
Domestic	$37,242	$29,345	$37,095
International	7,700	2,735	3,838

Total	$44,942	$32,080	$40,933

The following sets forth certain additional financial information attributable to our reportable segments as of March 31:

	2016	2015	2014
Investments in unconsolidated affiliates
Domestic	$2,932	$7,957	$5,202
International	10,256	17,081	18,422

Total	$13,188	$25,038	$23,624

Total identifiable assets
Domestic	$949,618	$935,557	$882,681
International	147,814	168,320	113,114
Eliminations	(59,784)	(69,192)	(13,308)

Total	$1,037,648	$1,034,685	$982,487

Reconciliation of Segment Adjusted EBITDA to Net income

	2016		2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International	Domestic	International
Net income	$17,777	$5,692	$7,064	$5,747	$3,997	$7,328
Depreciation and amortization	62,625	8,384	59,397	6,075	57,834	5,840
Interest expense	17,908	552	19,308	60	18,659	148
Income tax expense	17,822	3,033	8,550	933	17,397	2,025

Segment EBITDA	116,132	17,661	94,319	12,815	97,887	15,341
Derivative fair value adjustments	2,139	24	7,774	(28)	(53)	—
Foreign currency transaction losses (gains)	—	697	5,636	(232)	—	845
Loss (gain) on sale of business or disposal of assets	892	(80)	257	105	(2,817)	(46)
Unconsolidated affiliates interest, taxes,
depreciation and amortization (a)	1,052	2,163	1,341	2,244	156	2,689
Special Dividend compensation	—	—	—	—	22,624	—
Contingent consideration remeasurement	371	—	174	—	738	—
Stock-based compensation	3,579	—	5,880	—	4,518	—
ESOP deferred stock-based compensation	10,250	—	12,144	—	7,891	—
Loss related to BaySaver step acquisition	490	—	—	—	—	—
Restatement costs (b)	27,970	—	—	—	—	—
Impairment on investment in unconsolidated affiliate	—	4,000	—	—	—	—
Transaction costs (c)	—	—	1,448	—	1,560	—

Segment Adjusted EBITDA	$162,875	$24,465	$128,973	$14,904	$132,504	$18,829

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the fiscal year 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and asset acquisitions and dispositions.

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2016	2015	2014
Net Sales
North America	$1,274,700	$1,161,909	$1,046,595
Other	15,978	18,164	21,185

Total	$1,290,678	$1,180,073	$1,067,780

(Amounts in thousands)	2016	2015
Long-Lived Assets (a)
North America	$395,716	$385,878
Other	10,256	17,081

Total	$405,972	$402,959

(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.

22.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The increase (decrease) in cash due to the changes in working capital accounts for the fiscal years ended March 31, were as follows:

(Amounts in thousands)	2016	2015	2014
Changes in working capital:
Receivables	$(37,788)	$(10,351)	$(5,876)
Inventories	28,330	(7,663)	(37,595)
Prepaid expenses and other current assets	646	1,953	(3,298)
Accounts payable, accrued expenses, and other liabilities	10,186	(998)	10,767

Total	$1,374	$(17,059)	$(36,002)

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2016	2015	2014
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$18,352	$18,709	$17,267
Income taxes	32,175	28,503	23,701

(Amounts in thousands)	2016	2015	2014
Supplemental schedule of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$132	$127	$118
Redemption of common stock to exercise stock options	—	93	1,187
Receivable recorded to exercise stock options	—	—	76
Purchases of plant, property, and equipment included in accounts payable	1,165	124	682
Receivable recorded for sale of businesses	150	600	1,241
ESOP distributions in common stock	10,250	6,133	—
Inventory contributed for Investment in unconsolidated affiliate	—	—	1,285
Assets acquired and obligation incurred under capital lease	34,207	24,047	24,902
Lease obligation retired upon disposition of leased assets	134	779	3,708
Reclassification of liability classified stock options upon initial public offering	—	1,522	—
Reclassification of deferred public offering cost asset upon initial public offering	—	456	—

23.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

Prior to filing our annual report on Form 10-K for the fiscal year ended March 31, 2016, the Company identified immaterial errors that effected prior periods relating to its accounting for inventory, specifically relating to the capitalization of production variances into inventory. The Company also identified miscellaneous immaterial errors to property, plant and equipment, net and the associated impact on income taxes.

The impact of these errors in the prior years was not material, individually or in the aggregate, to the consolidated financial statements in any of those years; however, the aggregate impact of correcting these prior period errors all within the fiscal year ended March 31, 2016 would have been material to the Company’s current year consolidated financial statements. Consequently, the Company has corrected these immaterial errors in the periods to which they relate.

The following table presents the revisions to our consolidated statements of operations for the fiscal years ended March 31, 2015 and 2014:

	For the Year Ended March 31,
	2015		2014
(Amounts in thousands)	As Reported	As Revised	As Reported	As Revised
Net sales	$1,180,073	$1,180,073	$1,067,780	$1,067,780
Costs of goods sold	973,960	973,860	873,810	875,232
Gross profit	206,113	206,213	193,970	192,548
Income from operations	58,267	58,367	52,885	51,463
Income before income taxes	24,529	24,629	35,255	33,833
Income tax expense	9,443	9,483	19,949	19,422
Net income	12,751	12,811	12,220	11,325
Net income attributable to ADS	8,620	8,680	8,627	7,732
Net loss available to common stockholders	(3,106)	(3,046)	(5,909)	(6,804)
Weighted average common shares outstanding:
Basic	51,344	51,344	47,277	47,277
Diluted	51,344	51,344	47,277	47,277
Net loss per share available to common stockholders:
Basic	(0.06)	(0.06)	(0.12)	(0.14)
Diluted	(0.06)	(0.06)	(0.12)	(0.14)
Cash dividends declared per share	$0.08	$0.08	$1.68	$1.68

The following table presents the revisions to our consolidated balance sheet as of March 31, 2015:

	As Reported	As Revised
Inventories	$269,842	$260,550
Deferred income taxes and other current assets	18,972	22,504
Total current assets	446,731	440,971
Property, plant and equipment, net	377,067	375,813
Total assets	1,041,699	1,034,685
Accrued income taxes	6,041	6,052
Total current liabilities	197,594	197,605
Deferred tax liabilities	65,088	64,596
Other liabilities	28,602	28,558
Total liabilities	727,102	726,577
Retained deficit	(62,621)	(69,110)
Total ADS stockholders’ equity (deficit)	190,163	183,674
Total stockholders’ equity (deficit)	206,576	200,087
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	1,041,699	1,034,685

These corrections had no net impact on cash flows from operating activities, cash flows from investing activities or cash flows from financing activities in our consolidated statements of cash flows for the fiscal years ended March 31, 2015 and 2014. For the years ended March 31, 2015 and 2014, the impact of the corrections on the consolidated statements of comprehensive income (loss) was limited to the change in net income of an increase of $60 and a decrease of $895, respectively. The impact of the corrections on the consolidated statement of stockholders’ equity (deficit) and mezzanine equity for the fiscal years ended March 31, 2015 and 2014 include the change in net income of an increase of $60 and a decrease of $895, respectively, and a $5,654 correction to beginning retained earnings as of April 1, 2013.

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended March 31, 2016 and March 31, 2015. This unaudited information has been revised to reflect the effect of the revisions described in Note 23. Revision of Prior Period Financial Statements, has been prepared on a basis consistent with our annual financial statements, and includes all adjustments necessary for the fair presentation of the unaudited quarterly data. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent period.

The quarterly results are affected by the seasonal nature of our business with the first two quarters of each year generally having higher revenue and gross profit. During the second quarter of fiscal 2016, we completed the step acquisition of BaySaver and began to consolidate the BaySaver operations as described in Note 3. Acquisitions. As such, BaySaver revenue and gross profit are included in the quarterly information subsequent to the July 17, 2015 acquisition date. Additionally, during the fourth quarter of fiscal 2016, we recorded an impairment of our equity method investment in the South American Joint Venture as described in Note 10. Investment in Unconsolidated Affilates.

	Fiscal Year 2016
	For the Three Months Ended
	March 31, 2016	December 31, 2015		September 30, 2015		June 30, 2015
(in thousands, except per share amounts)		(As Reported)	(As Revised)	(As Reported)	(As Revised)	(As Reported)	(As Revised)
Net sales	$245,398	$312,827	$312,827	$383,329	$383,329	$349,124	$349,124
Gross profit	49,404	73,323	74,642	83,735	86,529	72,586	74,477
Net (loss) income	(14,057)	7,787	8,443	14,481	16,171	11,798	12,912
Net (loss) income attributable to ADS	(15,091)	7,976	8,632	10,899	12,589	10,710	11,824
Net (loss) income per share
Basic	$(0.29)	$0.13	$0.14	$0.18	$0.20	$0.18	$0.20
Diluted	$(0.29)	$0.12	$0.13	$0.17	$0.20	$0.18	$0.19

	Fiscal Year 2015
	For the Three Months Ended
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
(in thousands, except per share amounts)	(As Reported)	(As Revised)	(As Reported)	(As Revised)	(As Reported)	(As Revised)	(As Reported)	(As Revised)
Net sales	$207,054	$207,054	$279,871	$279,871	$366,714	$366,714	$326,434	$326,434
Gross profit	26,314	24,684	49,178	49,387	69,763	70,437	60,858	61,705
Net (loss) income	(13,734)	(14,586)	(1,953)	(1,923)	18,997	19,403	9,441	9,917
Net (loss) income attributable to ADS	(13,465)	(14,317)	(3,325)	(3,295)	16,844	17,250	8,566	9,042
Net (loss) income per share
Basic	$(0.26)	$(0.27)	$(0.07)	$(0.07)	$0.41	$0.42	$(0.21)	$(0.20)
Diluted	$(0.26)	$(0.27)	$(0.07)	$(0.07)	$0.41	$0.42	$(0.21)	$(0.20)

* * * * * *

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2016,

2015 and 2014 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
2016	$5,423	$3,542	$(81)	$(928)	$7,956
2015	4,490	1,914	(291)	(690)	5,423
2014	6,145	(71)	(67)	(1,517)	4,490

(1)	Amounts represent the impact of foreign currency translation.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

3.2	Second Amended and Restated Bylaws of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

4.1	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 14, 2014).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 14, 2014).

4.3	Registration Rights Agreement, dated as of July 30, 2014, by and among Advanced Drainage Systems, Inc. and the stockholders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

4.4	Form of 5.60% Senior Series A Secured Notes due September 24, 2018 (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

4.5	Form of 4.05% Senior Series B Secured Notes due September 24, 2019 (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.1	Amended and Restated Credit Agreement, dated as of June 12, 2013, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent for the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.1A	First Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.1A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.1B	Second Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 26, 2015).

10.1C	Third Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 31, 2015).

10.1D	Fourth Amendment to Amended and Restated Credit Agreement dated February 17, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 31, 2015).

10.2	Second Amended and Restated Credit Agreement, dated as of June 12, 2013, by and among ADS Mexicana, S.A. de C.V., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

Exhibit Number	Description

10.2A	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.2A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.2B	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 26, 2015)

10.2C	Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 4, 2015.

10.2D	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 31, 2015).

10.2E	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of February 17, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2016).

10.3	Amended and Restated Private Shelf Agreement, dated as of September 24, 2010, by and among Advanced Drainage Systems, Inc., as seller, the guarantors from time to time party thereto, Prudential Investment Management, Inc., as a purchaser, and the other purchasers from time to time party thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3A	Amendment No. 1 to Amended and Restated Private Shelf Agreement, dated as of December 12, 2011 (incorporated by reference to Exhibit 10.3A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3B	Amendment No. 2 to Amended and Restated Private Shelf Agreement, dated as of March 9, 2012 (incorporated by reference to Exhibit 10.3B to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3C	Amendment No. 3 to Amended and Restated Private Shelf Agreement, dated as of March 30, 2012 (incorporated by reference to Exhibit 10.3C to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3D	Amendment No. 4 to Amended and Restated Private Shelf Agreement, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.3D to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3E	Amendment No. 5 to Amended and Restated Private Shelf Agreement, dated as of June 16, 2013 (incorporated by reference to Exhibit 10.3E to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3F	Supplement to Amendment No. 5 to Amended and Restated Private Shelf Agreement, dated as of June 24, 2013 (incorporated by reference to Exhibit 10.3F to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

Exhibit Number	Description

10.3G	Amendment No. 6 to Amended and Restated Private Shelf Agreement, dated as of September 23, 2013 (incorporated by reference to Exhibit 10.3G to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3H	Amendment No. 7 to Amended and Restated Private Shelf Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.3H to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3I	Amendment No. 8 to Amended and Restated Private Shelf Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2015).

10.3J	Amendment No. 9 and Consent to Amended and Restated Private Shelf Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 31, 2015).

10.3K	Amendment No. 10 and Consent to Amended and Restated Private Shelf Agreement, dated as of February 17, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 17, 2016).

10.4	Amended and Restated Security Agreement, dated as of June 12, 2013, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, and PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.1A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.5	Amended and Restated Pledge Agreement, dated as of June 12, 2013, by Advanced Drainage Systems, Inc. and certain other parties thereto, as pledgors, in favor of PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.6	Amended and Restated Intercompany Subordination Agreement, dated as of June 12, 2013, by and among Advanced Drainage Systems, Inc., the guarantors from time to time party thereto, and PNC Bank, National Association, as administrative agent for certain lenders (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.7	Amended and Restated Inter-creditor and Collateral Agency Agreement, dated as of June 12, 2013, by and among PNC Bank, National Association, as collateral agent for certain secured parties, PNC Bank, National Association, as administrative agent for certain lenders, and certain noteholders (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.8†	Advanced Drainage Systems, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.9†	Advanced Drainage Systems, Inc. Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

Exhibit Number	Description

10.9A†	First Amendment to Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.10†	Advanced Drainage Systems, Inc. 2008 Restricted Stock Plan. (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.11†	Advanced Drainage Systems, Inc. 2013 Stock Option Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.11A†	First Amendment to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.12†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.13†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Mark B. Sturgeon (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.14†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Thomas M. Fussner (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.15†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Ronald R. Vitarelli (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.16†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Robert M. Klein (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.17†	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.18†	Form of Incentive Stock Option Agreement pursuant to 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.18A†	Form of Incentive Stock Option Agreement (post-IPO) pursuant to 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18A to Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on March 29, 2016).

Exhibit Number	Description

10.19†	Form of Non-Qualified Stock Option Agreement (other than for Joseph A. Chlapaty) pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.19A†	Form of Non-Qualified Stock Option Agreement (for Joseph A. Chlapaty) pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.19A to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.20†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.20A†	Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.20A to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.21†	Form of Director Stock Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.22	Participation Agreement, dated as of July 17, 2000, by and between ADS Worldwide, Inc., Grupo Altima S.A. de C.V., and ADS Mexicana, S.A. de C.V. (formerly known as Sistemas Ecologicos de Drenaje, S.A. de C.V.), as amended on April 19, 2010, May 19, 2011, May 24, 2011, April 26, 2013 and January 31, 2014 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.23	Interestholders Agreement, dated as of June 5, 2009, by and among Tubos y Plasticos ADS Chile Limitada, Tigre Chile S.A., and Tuberias T-A Limitada, joined by Advanced Drainage Systems, Inc. and Tigre S.A. — Tubos e Conexoes, as amended on July 31, 2009, October 2009, December 15, 2009, May 18, 2010, August 10, 2010, April 1, 2011 and January 25, 2012, with First Addendum to Interestholders Agreement, dated as of June 27, 2011 (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.23A	Second Addendum to Interestholders Agreement, dated as of December 1, 2013 but entered into on September 30, 2014, by and among Tubos y Plasticos ADS Chile Limitada, Tigre Chile S.A., Tuberias Tigre-ADS Limitada, Advanced Drainage Systems, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36557) filed with the Securities and Exchange Commission on November 10, 2014).

10.24	Limited Liability Company Agreement, dated July 15, 2013, by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. formerly known as Sistemas Ecologicos de Drenaje, S.A. de C.V.), as amended on April 19, 2010, May 19, 2011, May 24, 2011, April 26, 2013 and January 31, 2014 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

Exhibit Number	Description

10.24A	Amendment No. 1 to BaySaver Technologies, LLC Limited Liability Company Agreement dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 20, 2015)

10.24B	Sale and Assignment of Ownership Interest dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2015)

10.25	USA Shareholders Agreement, dated as of April 7, 2014, by and among Tigre-ADS USA Inc., ADS Ventures, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.26†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney (contained on signature pages hereto)

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

†	Management contract or compensatory plan.
#	Filed herewith.