Form 10-Q/A
period 2015-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-01-10
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

i

EXPLANATORY NOTE

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2016, Advanced Drainage Systems, Inc. identified errors in its historical consolidated financial statements related primarily to the accounting for stock-based compensation, as well as the compensation expense associated with certain executive employment agreements. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the three months ended June 30, 2015 as originally filed with the Securities and Exchange Commission on May 31, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 1A of Part II, “Risk Factors”. The Company has also updated the signature page, the certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. While no other sections were affected, for the convenience of the reader, all sections included in the Original Form 10-Q are presented herein. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement and to provide updated information regarding debt covenant waivers.

For further information about the restatement (the “Stock-Based Compensation Restatement”), see “Note 15. Restatement of Previously Issued Financial Statements” to our unaudited condensed consolidated financial statements included in “Part I. Financial Information” of this Form 10-Q/A. This Form 10-Q/A is being filed concurrently with the Company’s Form 10-K/A for the year ended March 31, 2016 and Forms 10-Q/A for the periods ended September 30, 2015 and December 31, 2015.

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated)(1)

	As of
(Amounts in thousands, except par value)	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$4,847	$3,623
Receivables (less allowance for doubtful accounts of $5,220 and $5,423, respectively)	229,684	154,294
Inventories	250,322	260,550
Deferred income taxes and other current assets	27,829	25,943

Total current assets	512,682	444,410
Property, plant and equipment, net	389,283	375,813
Other assets:
Goodwill	98,894	98,679
Intangible assets, net	55,761	58,055
Other assets	59,561	61,167

Total assets	$1,116,181	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$10,215	$9,580
Current maturities of capital lease obligations	17,661	15,731
Accounts payable	109,163	111,893
Current portion of liability-classified stock-based awards	16,320	17,611
Other accrued liabilities	61,821	54,349
Accrued income taxes	10,295	6,299

Total current liabilities	225,475	215,463
Long-term debt obligation	431,754	390,315
Long-term capital lease obligations	56,515	45,503
Deferred tax liabilities	61,112	62,832
Other liabilities	41,169	38,865

Total liabilities	816,025	752,978
Commitments and contingencies (see Note 8)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 25,413 and 25,639 shares outstanding, respectively	317,665	320,490
Deferred compensation – unearned ESOP shares	(210,697)	(212,469)

Total mezzanine equity	106,968	108,021
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 53,839 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	728,646	723,495
Common stock in treasury, at cost	(443,660)	(445,065)
Accumulated other comprehensive loss	(14,430)	(15,521)
Retained deficit	(105,918)	(114,590)

Total ADS stockholders’ equity	177,031	160,712
Noncontrolling interest in subsidiaries	16,157	16,413

Total stockholders’ equity	193,188	177,125

Total liabilities, mezzanine equity and stockholders’ equity	$1,116,181	$1,038,124

(1)	See Note 15. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, as restated)(1)

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
Net sales	$349,124	$326,434
Cost of goods sold	274,647	265,129

Gross profit	74,477	61,305
Operating expenses:
Selling	21,227	19,752
General and administrative	18,685	18,968
Loss on disposal of assets or businesses	866	64
Intangible amortization	2,526	2,613

Income from operations	31,173	19,908
Other expense:
Interest expense	4,286	5,051
Derivative losses (gains) and other expense (income), net	6,580	(216)

Income before income taxes	20,307	15,073
Income tax expense	7,879	8,010
Equity in net (income) loss of unconsolidated affiliates	(354)	662

Net income	12,782	6,401
Less net income attributable to noncontrolling interest	1,088	875

Net income attributable to ADS	11,694	5,526

Change in fair value of Redeemable convertible preferred stock	—	(18,373)
Dividends to Redeemable convertible preferred stockholders	(371)	(37)
Dividends paid to unvested restricted stockholders	(6)	—

Net income (loss) available to common stockholders and participating securities	11,317	(12,884)
Undistributed income allocated to participating securities	(969)	—

Net income (loss) available to common stockholders	$10,348	$(12,884)

Weighted average common shares outstanding:
Basic	53,623	47,536
Diluted	55,000	47,536
Net income (loss) per share:
Basic	$0.19	$(0.27)
Diluted	$0.19	$(0.27)
Cash dividends declared per share	$0.05	$—

(1)	See Note 15. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, as restated)(1)

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Net income	$12,782	$6,401
Other comprehensive income:
Currency translation	509	159

Total other comprehensive income	509	159

Comprehensive income	13,291	6,560
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(582)	(146)
Less net income attributable to noncontrolling interest	1,088	875

Total comprehensive income attributable to ADS	$12,785	$5,831

(1)	See Note 15. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, as restated)(1)

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Cash Flows from Operating Activities	$(18,142)	$(18,542)

Cash Flows from Investing Activities
Capital expenditures	(10,595)	(7,432)
Proceeds from disposition of assets or businesses	—	60
Investment in unconsolidated affiliates	—	(7,566)
Additions of capitalized software	(940)	(408)
Issuance of note receivable to related party	(3,854)	—
Other investing activities	(172)	(310)

Net cash used in investing activities	(15,561)	(15,656)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	130,400	91,000
Payments on Revolving Credit Facility	(90,100)	(50,600)
Payments on term loan	(1,875)	(1,250)
Proceeds from notes, mortgages and other debt	6,926	—
Payments of notes, mortgages, and other debt	(3,217)	(317)
Payments on capital lease obligations	(4,192)	(3,504)
Cash dividends paid	(3,784)	(509)
Other financing activities	587	253

Net cash provided by financing activities	34,745	35,073

Effect of exchange rate changes on cash	182	(86)

Net change in cash	1,224	789
Cash at beginning of period	3,623	3,931

Cash at end of period	$4,847	$4,720

(1)	See Note 15. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited, as restated)(1)

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Deficit	Total ADS Stockholders’ (Deficit) Equity	Non- controlling Interest in Subsidiaries	Total Stockholders’ (Deficit) Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 1, 2014, as previously reported	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$642,951

Cumulative revision and restatement adjustments	(17)	—	$(4,069)	—	—	—	$(34,268)	$(38,337)	—	$(38,337)	17	$240	—	—	—	—	$240

Balance April 1, 2014 (Unaudited, As Restated)(1)	109,934	$11,957	$8,369	100,810	$(448,439)	$(6,830)	$(36,680)	$(471,623)	$18,584	$(453,039)	38,337	$549,359	26,129	$291,720	17,727	$(197,888)	$643,191

Net income	—	—	—	—	—	—	5,526	5,526	875	6,401	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	305	—	305	(146)	159	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(509)	(509)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(900)	—	—	—	—	(900)	—	(900)	—	—	—	—	(269)	3,587	3,587
Exercise of common stock options	—	—	931	(56)	251	—	—	1,182	—	1,182	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	(592)	(73)	289	—	—	(303)	—	(303)	—	—	—	—	—	—	—
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(7,901)	—	—	—	(10,472)	(18,373)	—	(18,373)	—	—	—	57,178	—	(38,805)	18,373
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(110,312)	(110,312)	—	(110,312)	—	110,312	—	—	—	—	110,312
Adjustments to redeemable common stock agreements	(105)	—	—	—	—	—	(1,813)	(1,813)	—	(1,813)	105	1,813	—	—	—	—	1,813

Balance June 30, 2014 (Unaudited, as Restated)(1)	109,829	$11,957	$—	100,688	$(447,992)	$(6,525)	$(153,751)	$(596,311)	$18,804	$(577,507)	38,442	$661,484	26,129	$348,898	17,458	$(233,106)	$777,276

Balance at April 1, 2015, as previously reported	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(62,621)	$190,163	$16,413	$206,576	—	—	25,639	$320,490	16,990	$(212,469)	$108,021

Cumulative revision and restatement adjustments	—	—	22,518	—	—	—	(51,969)	(29,451)	—	(29,451)	—	—	—	—	—	—	—

Balance April 1, 2015 (Unaudited, As Restated)(1)	153,560	12,393	723,495	100,038	(445,065)	(15,521)	(114,590)	160,712	16,413	177,125	—	—	25,639	320,490	16,990	$(212,469)	$108,021

Net income	—	—	—	—	—	—	11,694	11,694	1,088	12,782	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	1,091	—	1,091	(582)	509	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(333)	(333)	—	(333)	—	—	—	—	—	—	—
Common stock dividend ($ 0.05 per share)	—	—	—	—	—	—	(2,689)	(2,689)	—	(2,689)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(762)	(762)	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,353		—	—	—	1,353	—	1,353	—	—	—	—	(142)	1,772	1,772
Exercise of common stock options	—	—	1,773	(77)	341	—	—	2,114	—	2,114	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	(27)	(66)	291	—	—	264	—	264	—	—	—	—	—	—	—
ESOP distribution in common stock	—	—	2,052	(174)	773	—	—	2,825	—	2,825	—	—	(226)	(2,825)	—	—	(2,825)

Balance June 30, 2015 (Unaudited, as Restated)(1)	153,560	$12,393	$728,646	99,721	$(443,660)	$(14,430)	$(105,918)	$177,031	$16,157	$193,188	—	$—	25,413	$317,665	16,848	$(210,697)	$106,968

(1)	See Note 15. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED, AS RESTATED)

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from audited financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, in addition to the restatement adjustments described in Note. 15 Restatement of Previously Issued Financial Statements, necessary to present fairly its financial position as of June 30, 2015 and the results of operations for the three months ended June 30, 2015 and 2014 and cash flows for the three months ended June 30, 2015 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in Annual Report on Form 10-K/A for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K/A”), filed concurrently with this Form 10-Q/A.

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

Recent Accounting Pronouncements

Stock-Based Compensation — In March 2016, the Financial Accounting Standards Board issued an accounting standards update which is intended to simplify certain aspects of the accounting for stock-based compensation. This amendment contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. The amendment also contains potential changes to the accounting for forfeitures, whereby entities can elect to either continue to apply the current GAAP requirement to estimate forfeitures when determining compensation expense, or to alternatively reverse the compensation expense of forfeited awards when they occur. In addition, the amendment also modifies the net-share settlement liability classification exception for statutory income tax withholdings, whereby the new guidance allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the maximum statutory tax rate in the employee’s applicable jurisdiction. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, and early adoption is permitted. We expect to adopt this standard effective April 1, 2017. We are currently evaluating the impact of this standard on our consolidated financial statements.

With the exception of the pronouncement described above, there have been no new accounting pronouncements issued since the filing of our Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”) that have significance, or potential significance, to our condensed consolidated financial statements.

2.	INVENTORIES

Inventories as of June 30, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	June 30, 2015	March 31, 2015
Raw materials	$52,734	$50,198
Finished goods	197,588	210,352

Total inventories	$250,322	$260,550

We had no work-in-process inventories as of June 30, 2015 and March 31, 2015.

3.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2015	$87,507	$11,172	$98,679
Currency translation	—	215	215

Balance at June 30, 2015	$87,507	$11,387	$98,894

Intangible Assets

Intangible assets as of June 30, 2015 and March 31, 2015 consisted of the following:

	June 30, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$40,579	$(27,358)	$13,221	$40,579	$(26,405)	$14,174
Customer relationships	35,568	(19,501)	16,067	43,167	(26,113)	17,054
Patents	6,617	(3,703)	2,914	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,256	(644)	612	1,365	(691)	674
Trademarks and tradenames	14,313	(3,317)	10,996	14,248	(3,051)	11,197

Total definite-lived intangible assets	98,333	(54,523)	43,810	105,906	(59,810)	46,096
Indefinite-lived intangible assets
Trademarks	11,951	—	11,951	11,959	—	11,959

Total intangible assets	$110,284	$(54,523)	$55,761	$117,865	$(59,810)	$58,055

4.	FAIR VALUE MEASUREMENT

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

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014 were as follows:

(amounts in thousands)	Contingent consideration
Balance at March 31, 2015	$2,444
Change in fair value	55
Payments of contingent consideration liability	(214)

Balance at June 30, 2015	$2,285

	Three Months Ended June 30, 2014
(amounts in thousands)	Contingent consideration	Executive stock repurchase agreements	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation – unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$16,934	$549,359	$291,720	$(197,888)	$663,023
Allocation of ESOP shares to participants	—	—	—	—	3,587	3,587
Change in fair value	(18)	2,059	112,125	57,178	(38,805)	132,539
Payments of contingent consideration liability	(183)	—	—	—	—	(183)

Balance at June 30, 2014	$2,697	$18,993	$661,484	$348,898	$(233,106)	$798,966

For the three months ended June 30, 2015 and 2014, respectively, there were no transfers in or out of Levels 1, 2, and 3.

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

Valuation of our Redeemable Common Stock and Executive Stock Repurchase Agreements Obligations

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

The liability associated with the executive stock repurchase agreements was valued on the same basis as the Redeemable common stock, and as such is also considered a Level 3 measurement. The executive stock repurchase agreements were terminated upon the IPO. As a result, this liability was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity.

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

In April 2015, ADS Mexicana borrowed $3,000 under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS, and such loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3,854 under the Scotia Bank credit facility and loaned it to an entity owned by a Groupo Altima owner, and such loan was repaid in July 2015. ADS does not guarantee the borrowings from this facility and therefore, does not anticipate any required contributions related to the balance of this credit facility.

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

ADS Mexicana Scotia Bank Revolving Credit Facility

On December 11, 2014, our joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5,000. The proceeds of the revolving credit facility are primarily used to cover short-term investment and working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The applicable interest rate for the outstanding loan was 4.81% as of June 30, 2015. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of June 30, 2015, there was $3,854 outstanding principal drawn on the Scotia Bank revolving credit facility with $1,146 available to be drawn.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended June 30, 2015 and 2014, the Company utilized an effective tax rate of 38.8% and 53.1%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates.

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

The following table presents information necessary to calculate net income (loss) per share for the three months ended June 30, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
NET INCOME (LOSS) PER SHARE—BASIC:
Net income attributable to ADS	$11,694	$5,526
Adjustment for:
Change in fair value of Redeemable convertible preferred stock	—	(18,373)
Dividends to Redeemable convertible preferred stockholders	(371)	(37)
Dividends paid to unvested restricted stockholders	(6)	—

Net income (loss) available to common stockholders and participating securities	11,317	(12,884)
Undistributed income allocated to participating securities	(969)	—

Net income (loss) available to common stockholders – Basic	10,348	(12,884)
Weighted average number of common shares outstanding – Basic	53,623	47,536

Net income (loss) per common share – Basic	$0.19	$(0.27)

NET INCOME (LOSS) PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Basic	$10,348	$(12,884)
Weighted average number of common shares outstanding – Basic	53,623	47,536
Assumed exercise of stock options	1,377	—

Weighted average number of common shares outstanding – Diluted	55,000	47,536

Net income (loss) per common share – Diluted	$0.19	$(0.27)

Potentially dilutive securities excluded as anti-dilutive	6,688	86

12.	BUSINESS SEGMENTS INFORMATION

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

The following sets forth certain additional financial information attributable to our reportable segments for the three months ended June 30, 2015, and 2014, respectively:

	Three months ended June 30,
(Amounts in thousands)	2015	2014
Net sales
Domestic	$298,164	$289,625
International	50,960	36,809

Total	$349,124	$326,434

Gross profit
Domestic	$61,689	$54,416
International	12,788	6,889

Total	$74,477	$61,305

Segment Adjusted EBITDA
Domestic	$40,967	$41,741
International	11,482	4,235

Total	$52,449	$45,976

Interest expense
Domestic	$4,037	$5,042
International	249	9

Total	$4,286	$5,051

Depreciation and amortization
Domestic	$15,163	$14,658
International	2,222	1,368

Total	$17,385	$16,026

Equity in net income (loss) of unconsolidated affiliates
Domestic	$336	$153

	Three months ended June 30,
(Amounts in thousands)	2015	2014
International	18	(815)

Total	$354	$(662)

Capital expenditures
Domestic	$8,844	$6,919
International	1,751	513

Total	$10,595	$7,432

The following sets forth certain additional financial information attributable to our reporting segments as of June 30, 2015 and March 31, 2015, respectively:

	June 30, 2015	March 31, 2015
Investment in unconsolidated affiliates
Domestic	$7,798	$7,957
International	16,931	17,081

Total	$24,729	$25,038

Total identifiable assets
Domestic	$1,003,517	$938,996
International	178,557	168,320
Eliminations	(65,893)	(69,192)

Total	$1,116,181	$1,038,124

Reconciliation of Segment Adjusted EBITDA to Consolidated Net Income

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Reconciliation of Segment Adjusted EBITDA:
Net income	$5,580	$7,202	$4,705	$1,696
Depreciation and amortization	15,163	2,222	14,658	1,368
Interest expense, net	4,037	249	5,042	9
Income tax expense	6,825	1,054	7,531	479

Segment EBITDA	31,605	10,727	31,936	3,552
Derivative fair value adjustments	3,721	40	96	—
Foreign currency transaction losses	—	317	—	130
Loss (gain) on disposal of assets or businesses	1,052	(186)	60	4
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	286	584	249	549
Contingent consideration remeasurement	55	—	(18)	—
Stock-based compensation expense	1,041	—	4,165	—
ESOP deferred compensation	3,125	—	2,687	—
Expense related to executive termination payments	82	—	82	—
Expense related to executive stock repurchase agreements	—	—	1,769	—
Transaction costs(b)	—	—	715	—

Segment Adjusted EBITDA	$40,967	$11,482	$41,741	$4,235

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO.

13.	SUPPLEMENTAL CASH FLOW INFORMATION

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

Redeemable noncontrolling interest in subsidiaries will be classified as mezzanine equity in our Condensed Consolidated Balance Sheets due to a put option held by the joint venture partner, which may be exercised on or after April 1, 2017. The Redeemable noncontrolling interest in subsidiaries balance will be accreted to the redemption value using the effective interest method until April 1, 2017.

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

15.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Revisions Reported in the Fiscal Year 2016 Form 10-K

Prior to the filing of the our Annual Report on Form 10-K for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K”), the Company identified certain out of period adjustments related to immaterial errors in its previously issued condensed consolidated financial statements for the fiscal years ended March 31, 2015 and prior, as well as the previously issued unaudited condensed consolidated financial statements for the quarters ended June 30, September 30, and December 31, 2015 and 2014. The prior period errors related primarily to the Company’s accounting for inventory, specifically relating to the capitalization of production variances into inventory, as well as miscellaneous immaterial errors related to property, plant and equipment and the associated impact on income taxes. While these prior period errors did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements, correcting these prior period errors in fiscal year 2016 would have been material to the fiscal year 2016 consolidated financial statements. Accordingly, management revised its previously reported consolidated financial statements in the Fiscal 2016 Form 10-K.

The column in the tables below labeled “Effect of Revision” reflects the impact of these adjustments.

Stock-Based Compensation Restatement

Subsequent to the issuance of the Fiscal 2016 Form 10-K, the Company identified errors in its historical consolidated financial statements related to the accounting for stock-based compensation for awards made to employees along with its accounting for certain executive stock repurchase agreements and executive termination payments, as described below.

Due to these errors, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements should no longer be relied upon. As a result, the Company has restated its condensed consolidated financial statements as of June 30, 2015 and March 31, 2015 and for the three months ended June 30, 2015 and 2014. The restatement also affects periods prior to fiscal year 2015, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2015 opening stockholders’ equity (deficit) balance.

The column in the tables below labeled “Stock-Based Compensation Restatement” reflects the impact of these adjustments. The column in the tables below labeled “As Previously Reported” reflects the financial information reported as part of the Original Form 10-Q.

The following sections provide additional information relating to the accounting adjustments that were made to the Company’s historical condensed consolidated financial statements. These adjustments had no net impact on cash flows from operating activities, cash flows from investing activities or cash flows from financing activities in our condensed consolidated statements of cash flows for the three months ended June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014, the impact of the adjustments on the condensed consolidated statements of comprehensive income was limited to the change in net income.

Accounting Adjustments – Stock-Based Compensation

The Company has several programs for stock-based payments to employees, including stock options and restricted stock awards. Historically, the Company has classified stock-based awards as equity awards, and recorded the associated compensation expense based on the award’s grant date fair value. Based upon an internal review of our stock-based award agreements and related administrative procedures, the Company concluded that these awards should have been accounted for as liability-classified instead of equity-classified. Specifically, the Company determined that certain tax withholding provisions were added to stock option agreements beginning in fiscal 2009 that permit the employee to satisfy the tax liability associated with the exercise of the stock options through the withholding of shares that exceeds the minimum tax withholding required by law. In addition, prior to the Company’s initial public offering in fiscal 2015, the Company had periodically repurchased shares within six months of the exercise date with respect to stock option exercises and within six months of the vesting date with respect to restricted stock. As such, the Company has concluded that for all periods presented that it should account for its stock options as liability-classified awards for purposes of calculating stock-based compensation expense, and restricted stock granted to employees should be accounted for as liability-classified awards prior to the Company’s initial public offering in fiscal 2015.

The errors in stock-based compensation award classification have been corrected in the restated condensed consolidated financial statements, whereby the fair value of the liability-classified awards has been remeasured at each relevant reporting date with the corresponding impact of the remeasurement resulting in an increase or a decrease in the amount of stock-based compensation expense included in General and administrative expenses, Selling expenses and Cost of goods sold in the Condensed Consolidated Statements of Operations. In addition, the carrying value of all liability-classified awards has been reclassified from Paid-in capital to Current portion of liability-classified stock-based awards and Other liabilities in the Condensed Consolidated Balance Sheets, and dividends paid on liability-classified awards have been reclassified from Retained earnings (deficit) to stock-based compensation expense.

Accounting Adjustments – Executive Stock Repurchase Agreements

In fiscal 2007, the Company entered into stock repurchase agreements with certain executives, whereby the Company was required to repurchase shares of the Company’s common stock held by the executive at the current fair market value upon the executive’s death or certain events of termination, as defined. The amount of shares required to be repurchased by the Company from the executive and which the executive or the executive’s heir or estate was obligated to sell to the Company, was limited to the anticipated proceeds from life insurance policies held by the Company (referred to as a mandatorily redeemable obligation). In the case where shares were not repurchased due to the fair value of the shares exceeding the life insurance proceeds, the executive or the executive’s heir or estate had a put right up to a set dollar amount allowing the common stock to be put to the Company at the current fair market value (referred to as an executive’s put right). The stock repurchase agreements included termination clauses such that they would automatically terminate if a change in control event or an IPO occurred prior to the executive’s death. While the Company did not historically take into account the impact of these stock repurchase agreements on the accounting for the shares subject to the stock repurchase agreements, the Company has now determined that it is necessary to account for the contingent obligation to repurchase those shares.

As such, the errors in measurement and classification of these amounts have been corrected in the restated condensed consolidated financial statements. Specifically, prior to the termination of the stock repurchase agreements upon the IPO in July 2014, the Company has reclassified all shares subject to the mandatorily redeemable obligation as liabilities and all shares subject to an executive’s put rights as Redeemable common stock in mezzanine equity. For those shares classified as liabilities, changes in the fair value of the shares have been recognized as compensation expense included in General and administrative expenses in the Condensed Consolidated Statements of Operations, and dividends paid on those awards have been reclassified from Retained earnings (deficit) to stock-based compensation expense. For the shares classified as Redeemable common stock, changes in the fair value of the shares were recorded as adjustments to Retained earnings (deficit) and Paid-in capital. After the termination of the stock repurchase agreements upon the IPO in July 2014, the Company has reclassified the carrying amount of the shares to Paid-in capital in the Condensed Consolidated Balance Sheets. There were no redemptions under the stock repurchase agreements.

Accounting Adjustments – Executive Termination Payments

ADS has employment agreements with certain executives that include potential payments to be made to those executives upon termination. The terms of the termination payments vary by executive, but are generally based on current base salary and bonus levels at the time of termination. The contractual termination payments vest upon either (1) certain contingent occurrences terminating employment such as death, disability, layoff, the executive voluntarily quitting due to a breach of covenants by the Company or for other “good reason” or (2) the executive reaching a certain age while still working for the Company, as defined in the individual employee agreement. While the Company did not historically accrue a liability in advance for these executive termination payments, the Company has now determined that it is necessary to account for the contingent obligation to make these payments.

As such, the associated errors have been corrected in the restated condensed consolidated financial statements. Specifically, the Company has accrued a liability from the effective date of the executive’s employment agreement to the date the executive reaches the required retirement age while working for the Company, which is considered the service period for this obligation. The liability is estimated based on each executive’s current base salary and bonus levels. The associated expense has been recognized as compensation expense included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

Accounting Adjustments – Income Taxes

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments.

Impact on Condensed Consolidated Statements of Operations

The effect of the revision and the restatement described above on the Company’s previously reported Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$349,124	$—	$—	$349,124
Cost of goods sold	276,538	(1,891)	—	274,647

Gross profit	72,586	1,891	—	74,477
Operating expenses:			—
Selling	21,227	—	—	21,227
General and administrative	18,286	—	399 (a)	18,685
Loss on disposal of assets or businesses	866	—	—	866
Intangible amortization	2,526	—	—	2,526

Income from operations	29,681	1,891	(399)	31,173
Other expense:
Interest expense	4,286	—	—	4,286
Derivative losses and other expense, net	6,580	—	—	6,580

Income before income taxes	18,815	1,891	(399)	20,307
Income tax expense	7,371	777	(269)	7,879
Equity in net loss of unconsolidated affiliates	(354)	—	—	(354)

Net income	11,798	1,114	(130)	12,782
Less net income attributable to noncontrolling interest	1,088	—	—	1,088

Net income attributable to ADS	10,710	1,114	(130)	11,694

Dividends to Redeemable convertible preferred stockholders	(371)	—	—	(371)
Dividends paid to unvested restricted stockholders	(6)	—	—	(6)

Net income available to common stockholders and participating securities	10,333	1,114	(130)	11,317
Undistributed income allocated to participating securities	(858)	(124)	13	(969)

Net income available to common stockholders	$9,475	$990	$(117)	$10,348

Weighted average common shares outstanding:
Basic	53,623	—	—	53,623
Diluted	54,055	720	225	55,000
Net income per share:
Basic	$0.18	0.02	(0.01)	$0.19
Diluted	$0.18	0.01	—	$0.19
Cash dividends declared per share	$0.05	—	—	$0.05

(a)	This amount consists of $317 and $82 related to the adjustments for stock-based compensation and the executive termination payments, respectively

	Three Months Ended June 30, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$326,434	$—	$—	$326,434
Cost of goods sold	265,576	(847)	400 (a)	265,129

Gross profit	60,858	847	(400)	61,305
Operating expenses:
Selling	19,552	—	200 (a)	19,752
General and administrative	15,798	—	3,170 (b)	18,968
Loss on disposal of assets or businesses	64	—	—	64
Intangible amortization	2,613	—	—	2,613

Income from operations	22,831	847	(3,770)	19,908
Other expense:
Interest expense	5,051	—	—	5,051
Derivative gains and other income, net	(216)	—	—	(216)

Income before income taxes	17,996	847	(3,770)	15,073
Income tax expense	7,893	371	(254)	8,010
Equity in net loss of unconsolidated affiliates	662	—	—	662

Net income	9,441	476	(3,516)	6,401
Less net income attributable to noncontrolling interest	875	—	—	875

Net income attributable to ADS	8,566	476	(3,516)	5,526

Change in fair value of Redeemable convertible preferred stock	(18,373)	—	—	(18,373)
Dividends to Redeemable convertible preferred stockholders	(37)	—	—	(37)

Net loss available to common stockholders and participating securities	(9,844)	476	(3,516)	(12,884)

Net loss available to common stockholders	$(9,844)	$476	$(3,516)	$(12,884)

Weighted average common shares outstanding:
Basic	47,536	—	—	47,536
Diluted	47,536	—	—	47,536
Net loss per share:
Basic	$(0.21)	0.01	(0.07)	$(0.27)
Diluted	$(0.21)	0.01	(0.07)	$(0.27)
Cash dividends declared per share	$—	—	—	$—

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of $1,319, $1,769, and $82 related to the adjustments for stock-based compensation, the executive stock repurchase agreements, and the executive termination payments, respectively.

Impact on Condensed Consolidated Balance Sheets

The effect of the revision and restatement described above on the Company’s previously reported Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015 is as follows:

	June 30, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$4,847	$—	$—	$4,847
Receivables, net	229,684	—	—	229,684
Inventories	258,977	(8,655)	—	250,322
Deferred income taxes and other current assets	20,858	3,532	3,439	27,829
Property, plant and equipment, net	389,283	—	—	389,283

	June 30, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Goodwill	98,894	—	—	98,894
Intangible assets, net	55,761	—	—	55,761
Other assets	59,561	—	—	59,561

Total assets	$1,117,865	$(5,123)	$3,439	$1,116,181

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$10,215	$—	$—	$10,215
Current maturities of capital lease obligations	17,661	—	—	17,661
Accounts payable	109,163	—	—	109,163
Current portion of liability-classified stock-based awards	—	—	16,320	16,320
Other accrued liabilities	61,821	—	—	61,821
Accrued income taxes	8,672	788	835	10,295
Long-term debt obligation	431,754	—	—	431,754
Long-term capital lease obligation	56,515	—	—	56,515
Deferred tax liabilities	64,225	(492)	(2,621)	61,112
Other liabilities	30,165	(44)	11,048	41,169

Total liabilities	790,191	252	25,582	816,025
Mezzanine equity	106,968	—	—	106,968
Common stock	12,393	—	—	12,393
Paid-in capital	705,179	—	23,467	728,646
Common stock in treasury, at cost	(443,660)	—	—	(443,660)
Accumulated other comprehensive loss	(14,430)	—	—	(14,430)
Retained deficit	(54,933)	(5,375)	(45,610)	(105,918)
Noncontrolling interest in subsidiaries	16,157	—	—	16,157

Total liabilities, mezzanine equity and stockholders’ equity	$1,117,865	$(5,123)	$3,439	$1,116,181

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$3,623	$—	$—	$3,623
Receivables, net	154,294	—	—	154,294
Inventories	269,842	(9,292)	—	260,550
Deferred income taxes and other current assets	18,972	3,532	3,439	25,943
Property, plant and equipment, net	377,067	(1,254)	—	375,813
Goodwill	98,679	—	—	98,679
Intangible assets, net	58,055	—	—	58,055
Other assets	61,167	—	—	61,167

Total assets	$1,041,699	$(7,014)	$3,439	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$9,580	$—	$—	$9,580
Current maturities of capital lease obligations	15,731	—	—	15,731
Accounts payable	111,893	—	—	111,893
Current portion of liability-classified stock-based awards	—	—	17,611	17,611
Other accrued liabilities	54,349	—	—	54,349
Accrued income taxes	6,041	11	247	6,299
Long-term debt obligation	390,315	—	—	390,315
Long-term capital lease obligation	45,503	—	—	45,503

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Deferred tax liabilities	65,088	(492)	(1,764)	62,832
Other liabilities	28,602	(44)	10,307	38,865

Total liabilities	727,102	(525)	26,401	752,978
Mezzanine equity	108,021	—	—	108,021
Common stock	12,393	—	—	12,393
Paid-in capital	700,977	—	22,518	723,495
Common stock in treasury, at cost	(445,065)	—	—	(445,065)
Accumulated other comprehensive loss	(15,521)	—	—	(15,521)
Retained deficit	(62,621)	(6,489)	(45,480)	(114,590)
Noncontrolling interest in subsidiaries	16,413	—	—	16,413

Total liabilities, mezzanine equity and stockholders’ equity	$1,041,699	$(7,014)	$3,439	$1,038,124

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the revision and the restatement described above to the Company’s beginning stockholders’ equity (deficit) balances, cumulatively to reflect adjustments booked to all periods prior to April 1, 2014:

(Amounts in thousands)	Common Stock	Paid-In Capital	Common Stock in Treasury	Accumulated Other Comprehensive Loss	Retained Deficit	Total ADS Stockholders’ Deficit	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity (Deficit)
Stockholders’ equity (deficit), April 1, 2014 (As Previously Reported)	$11,957	$12,438	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)
Effect of Revision	—	—	—	—	(6,549)	(6,549)	—	(6,549)
Stock-Based Compensation Restatement	—	(4,069)	—	—	(27,719)	(31,788)	—	(31,788)

Stockholders’ equity (deficit), April 1, 2014 (As Restated)	$11,957	$8,369	$(448,439)	$(6,830)	$(36,680)	$(471,623)	$18,584	$(453,039)

Additional Subsequent Events

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

In October 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to November 30, 2016 and our second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

In December 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to January 31, 2017.

Subsequent Event Related to the ADS Mexicana Revolving Credit Facility

During the period from November 3, 2014 to November 11, 2015, our joint venture, ADS Mexicana, made intercompany revolving loans to ADS, Inc. The maximum aggregate amount of the intercompany loans outstanding at any time was $6,900. Since November 11, 2015, there have been no other intercompany loans made, and no balance remains outstanding.

According to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana was not permitted to make such loans, triggering an Event of Default. ADS Mexicana had an obligation to report such Event of Default and the Company had not previously disclosed the related restriction on its ability to enter into such loans. These events together were characterized as a Specified Default. On December 13, 2016, ADS Mexicana obtained a covenant waiver on the ADS Mexicana Revolving Credit Facility for the Specified Default from the lenders.

16.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Equity-classified stock option and restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock option and restricted stock awards are re-measured at fair value at each relevant reporting date, and the pro-rata vested portion of the award is recognized as a liability. Prior to the IPO, liability-classified stock options were re-measured at fair value each period until the earlier of six months after the stock options were exercised or the IPO date, and liability-classified restricted stock was re-measured at fair value each period until six months after the restricted stock fully vested or the IPO date. Subsequent to the IPO, liability-classified stock options are re-measured at fair value each period until they are exercised.

The Company accounts for all stock options granted to employees as liability-classified awards. Prior to the Company’s IPO in July 2014, the Company also accounted for all restricted stock granted to employees as liability-classified awards. However, since the IPO, the Company also accounted for all restricted stock granted to employees as equity-classified awards. The Company accounts for all restricted stock granted to directors as equity-classified awards.

The Company recognized stock-based compensation expense (benefit) in the following line items on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
Component of income before income taxes:
Cost of goods sold	$—	$400
Selling expenses	—	200
General and administrative expenses	1,041	3,565

Total stock-based compensation expense	$1,041	$4,165

Stock Options

Our 2000 stock option plan (“2000 Plan”) provides for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provides for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance.

Our 2013 stock option plan (“2013 Plan”) provides for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provides for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. Options issued to the Chief Executive Officer vest equally over four years and expire after approximately 10 years from issuance.

The Company determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the price of our common stock, risk-free interest rate, dividend yield and expiration date. During the three months ended June 30, 2015 and 2014, we recognized total stock-based compensation expense (benefit) under both stock option plans of $777 and $3,515, respectively.

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as summarized in the following table. For the periods prior to our IPO in fiscal 2015, the price of our common stock, as a private company, was based on an estimate of its fair value.

	Three Months Ended June 30,
	2015	2014
Common stock price	$26.73 - $33.03	$14.33 - $17.21
Expected stock price volatility	27.7% - 50.0%	27.0% - 52.7%
Risk-free interest rate	0.1% - 2.2%	0.1% - 2.2%
Weighted-average expected option life (years)	0.4 – 6.9	0.4 – 7.0
Dividend yield	0.7%	0.7%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2016 refers to fiscal 2016, which is the period from April 1, 2015 to March 31, 2016.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Fiscal 2016 Form 10-K/A (filed concurrently with this Amendment No. 1 to our Form 10-Q) which includes our restated consolidated financial statements for the years ended March 31, 2016 and 2015. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 and the Condensed Consolidated Balance Sheets as of June 30, 2015 and March 31, 2015. For additional information and a detailed discussion of the revision and the restatement, see “Note 15. Restatement of Previously Issued Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2015	% of Net Sales	Three Months Ended June 30, 2014	% of Net Sales	% Variances
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$349,124	100.0%	$326,434	100.0%	7.0%
Cost of goods sold	274,647	78.7%	265,129	81.2%	3.6%

Gross profit	74,477	21.3%	61,305	18.8%	21.5%
Selling expenses	21,227	6.1%	19,752	6.1%	7.5%
General and administrative expenses	18,685	5.4%	18,968	5.8%	(1.5%)
Loss on disposal of assets or businesses	866	0.2%	64	—	*
Intangible amortization	2,526	0.7%	2,613	0.8%	(3.3%)

Income from operations	31,173	8.9%	19,908	6.1%	56.6%

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2015	% of Net Sales	Three Months Ended June 30, 2014	% of Net Sales	% Variances
	(As Restated)(a)		(As Restated)(a)
Interest expense	4,286	1.2%	5,051	1.5%	(15.1%)
Derivative losses (gains) and other expense (income), net	6,580	1.9%	(216)	(0.1%)	*

Income before income taxes	20,307	5.8%	15,073	4.6%	34.7%
Income tax expense	7,879	2.3%	8,010	2.5%	(1.6%)
Equity in net (income) loss of unconsolidated affiliates	(354)	(0.1%)	662	0.2%	(153.5%)

Net income	12,782	3.7%	6,401	2.0%	99.7%
Less net income attributable to noncontrolling interest	1,088	0.3%	875	0.3%	24.3%

Net income attributable to ADS	$11,694	3.3%	$5,526	1.7%	111.6%

Other financial data:
Adjusted EBITDA(b)	$52,449	15.0%	$45,976	14.1%	14.1%
System-Wide Net Sales(b)	$371,133	106.3%	$346,224	106.1%	7.2%
Adjusted Earnings Per Fully Converted Share(b)	$0.20	—	$0.12	—	66.8%

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$220,533	$216,036	2.1%
Allied Products	77,631	73,589	5.5%

Total domestic	298,164	289,625	2.9%

International
Pipe	42,376	29,931	41.6%
Allied Products	8,584	6,878	24.8%

Total international	50,960	36,809	38.4%

Total net sales	$349,124	$326,434	7.0%

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Cost of goods sold and Gross profit

Cost of goods sold increased $9.5 million or 3.6% to $274.6 million for the three months ended June 30, 2015 compared to $265.1 million for the three months ended June 30, 2014.

Gross profit for the three months ended June 30, 2015 increased $13.2 million to $74.5 million, a 21.5% increase over the $61.3 million for the comparable fiscal year 2015 period. Gross profit as a percentage of net sales was 21.3% for the three months ended June 30, 2015 as compared to 18.8% for the comparable fiscal year 2015 period.

Domestic gross profit increased $7.3 million, or 13.4%, to $61.7 million for the three months ended June 30, 2015 as compared to $54.4 million for the comparable fiscal year 2015 period. In addition to the impact of the 2.9% increase in domestic net sales over the comparable fiscal year 2015 period, the increase in domestic gross profit was also impacted by a decline in freight costs due to lower diesel fuel prices which dropped approximately 29.0% over the comparable fiscal year 2015 period. Growth in sales of higher margin Allied Products also contributed to the overall increase in gross profit.

International gross profit increased $5.9 million, or 85.5% from $6.9 million to $12.8 million in the first quarter of fiscal year 2016 compared to the same period in fiscal year 2015, largely due to the incremental impact of the gross profit for Ideal Pipe in Canada, which contributed approximately $3.3 million of the total increase in international gross profit. The remaining increase is primarily attributed to additional ADS operations in Canada and Mexico during the first quarter of fiscal year 2016.

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

Selling expenses for the three months ended June 30, 2015 increased $1.4 million, or 7.5%, over the comparable fiscal year 2015 period, slightly higher than the 7.0% increase in net sales over the same period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses remained consistent at 6.1%.

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

General and administrative expenses for the three months ended June 30, 2015 decreased $0.3 million, or 1.5%, over the comparable fiscal year 2015 period. The decrease was primarily the result of a $2.5 million decrease in stock-based compensation expense. In addition, there was $2.0 million of expense associated with the executive stock repurchase agreements in the fiscal 2015 period, whereas there was no such amount in the fiscal 2016 period. These decreases were partially offset by increases in professional fees, corporate overhead expenses and salary and compensation expense of $1.0 million, $0.9 million and $0.9 million, respectively, as well as the impact of including $0.7 million of Ideal Pipe costs in the fiscal year 2016 period.

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

Income tax expense

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended June 30, 2015 and 2014, the Company recorded income tax provisions of $7.9 million and $8.0 million, respectively, which represent effective tax rates of 38.8% and 53.1%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates.

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

Net income attributable to ADS and Net income (loss) per share

First quarter net income attributable to ADS for fiscal year 2016 of approximately $11.7 million increased from fiscal year 2015 first quarter’s net income attributable to ADS of $5.5 million, as influenced by the factors noted above. Net earnings per share for the first quarter fiscal year 2016 was $0.19 per basic and diluted share, as compared to net loss of $(0.27) per basic and diluted share recorded in the comparable fiscal year 2015 period. The income available to common shareholders for the three months ended June 30, 2014 was reduced by $18.4 million or $0.39 per share for common stockholders relating to the fair value appreciation of Redeemable convertible preferred stock classified in mezzanine equity.

Adjusted EBITDA(a)

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(b)	(As Restated)(b)
Domestic	$40,967	$41,741	(1.9%)
International	11,482	4,235	171.1%

Total adjusted EBITDA	$52,449	$45,976	14.1%

As a percentage of net sales	15.0%	14.1%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
(b)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
	(As Restated)(a)	(As Restated)(a)
Net income	$12,782	$6,401
Depreciation and amortization	17,385	16,026
Interest expense	4,286	5,051
Income tax expense	7,879	8,010

EBITDA	42,332	35,488
Derivative fair value adjustments	3,761	96
Foreign currency transaction losses	317	130
Loss on disposal of assets or businesses	866	64
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	870	798
Contingent consideration remeasurement	55	(18)
Stock-based compensation expense	1,041	4,165
ESOP deferred stock-based compensation	3,125	2,687
Expense related to executive termination payments	82	82
Expense related to executive stock repurchase agreements	—	1,769
Transaction costs(c)	—	715

Adjusted EBITDA	$52,449	$45,976

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO.

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income for each of the periods indicated:

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$5,580	$7,202	$4,705	$1,696
Depreciation and amortization	15,163	2,222	14,658	1,368
Interest expense	4,037	249	5,042	9
Income tax expense	6,825	1,054	7,531	479

Segment EBITDA	31,605	10,727	31,936	3,552
Derivative fair value adjustments	3,721	40	96	—
Foreign currency transaction losses	—	317	—	130
Loss (gain) on sale of assets or businesses	1,052	(186)	60	4
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	286	584	249	549
Contingent consideration remeasurement	55	—	(18)	—
Stock-based compensation expense	1,041	—	4,165	—
ESOP deferred stock-based compensation	3,125	—	2,687	—
Expense related to executive termination payments	82	—	82
Expense related to executive stock repurchase agreements	—	—	1,769
Transaction costs(c)	—	—	715	—

Segment Adjusted EBITDA	$40,967	$11,482	$41,741	$4,235

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture, our BaySaver joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO.

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

The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
	(As Restated)(a)	(As Restated)(a)
Net sales	$349,124	$326,434
Net sales associated with our unconsolidated affiliates
South American Joint Venture(a)	14,277	13,920
BaySaver joint venture(b)	3,126	2,337
Tigre-ADS USA joint venture(c)	4,606	3,533

System-Wide Net Sales	$371,133	$346,224

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings Per Fully Converted Share (Non-GAAP). Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a non-GAAP, supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted Earnings Per Fully Converted Share (Non-GAAP) by adjusting our Net income (loss) per share—Basic, Net income (loss) available to common stockholders - Basic and Weighted average common shares outstanding – Basic amounts for the conversion of all shares of Redeemable convertible preferred stock into ADS common stock at the conversion ratio of one Redeemable convertible preferred share for every 0.7692 share of common stock as of the beginning of each period presented.

To effect this adjustment with respect to Net income available to common stockholders – Basic, we have (1) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity, (2) made a corresponding adjustment to the amount allocated to participating securities under the two-class earnings per share computation method, and (3) added back ESOP deferred compensation attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

We have also made adjustments to Weighted average common shares outstanding – Basic to assume, (1) share conversion of the Redeemable convertible preferred stock to ADS common stock and (2) add shares of outstanding unvested restricted stock.

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is included in this report because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted Net Income (Non-GAAP), Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP) and Adjusted Earnings Per Fully Converted Share (Non-GAAP) to Net income (loss) available to common stockholders – Basic, Weighted average common shares outstanding - Basic, and Net income (loss) per share – Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

	Three Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014
	(As Restated)(a)	(As Restated)(a)
Net income (loss) available to common stockholders - Basic	$10,348	$(12,884)
Add: Adjustments to net income (loss) available to common stockholders - Basic	1,346	18,410

Adjusted net income attributable to ADS (Non-GAAP)	11,694	5,526
Add: Fair value of ESOP compensation related to Redeemable convertible preferred stock	3,125	2,687

Adjusted net income (Non-GAAP)	$14,819	$8,213

Weighted Average Common Shares Outstanding – Basic	53,623	47,536
Add: Unvested restricted shares	148	263
Redeemable convertible preferred shares	19,693	20,099

Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	73,464	67,898

Net income per share - Basic	$0.19	$(0.27)
Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.20	$0.12

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

As of June 30, 2015, we had $77.1 million in liquidity, including $4.8 million of cash and $72.3 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of June 30, 2015, we had total consolidated indebtedness of approximately $442.0 million. We repaid a portion of our outstanding indebtedness in fiscal year 2015 with the net proceeds from our initial public offering which closed on July 25, 2014.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2015	2014
	(As Restated)(a)	(As Restated)(a)
Statement of Cash Flows data:
Net cash used in operating activities	$(18,142)	$(18,542)
Net cash used in investing activities	(15,561)	(15,656)
Net cash from financing activities	34,745	35,073

(a)	See “Note 15. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

Working Capital

Net working capital increased to $287.2 million as of June 30, 2015, from $228.9 million as of March 31, 2015, primarily due to the increases in accounts receivable of $75.4 million resulting from sales increases. This change was offset partially by a decrease of $10.2 million in inventory and an increase of $8.7 million in accounts payable, accrued expenses, and accrued income taxes.

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

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the Revolving Credit Facility was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 14. Subsequent Events” to this Form 10-Q/A. As of June 30, 2015, the outstanding principal drawn on the Revolving Credit Facility was $245.4 million, with $72.3 million available to be drawn on the U.S. facility. As of June 30, 2015, the outstanding principal balance of the Term Loan was $89.4 million.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the Revolving Credit Facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Revolving Credit Facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. According to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana is not permitted to make loans to ADS, Inc. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the ADS Mexicana Revolving Credit Facility was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the ADS Mexicana Revolving Credit Facility, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 14. Subsequent Events” to this Form 10-Q/A. As of June 30, 2015, there was no outstanding principal drawn on the ADS Mexicana Revolving Credit Facility and the entire $12.0 million was available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the

5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other terms, make certain amendments in order to permit the payment of a cash dividend. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the private shelf agreement was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the Senior Notes, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 14. Subsequent Events” to this Form 10-Q/A. At June 30, 2015 the outstanding principal balance on these notes was $100.0 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive financial covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2015 Form 10-K. We were in compliance with our debt covenants as of June 30, 2015, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

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

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) which includes our restated consolidated financial statements for the fiscal years ended March 31, 2016 and prior.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Fiscal 2015 Form 10-K”) we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2015. Although we are not required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal quarter ended June 30, 2015 (the “Evaluation Date”) due to the transition period established by rules of the SEC for newly-public companies, our internal control over financial reporting is an integral part of our disclosure controls and procedures. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2015 Form 10-K were still present as of the Evaluation Date. In addition, after the filing of the Fiscal 2016 Form 10-K, an additional material weakness was identified as part of the Stock-Based Compensation Restatement. See “Item 9A — Controls and Procedures” in our Fiscal 2016 Form 10-K/A for further discussion of the material weaknesses. Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2015, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2016 Form 10-K/A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York, naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. The complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from September 5, 2014 through July 14, 2015, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the putative class and an award of costs and expenses, including counsel fees and expert fees. The Company believes that it has valid and meritorious defenses and will vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but they could be material.

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

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A Risk Factors” of our Fiscal 2016 Form 10-K/A, which is being filed concurrently with this Form 10-Q/A. These factors are further supplemented by those discussed in “Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2016 Form 10-K/A and in “Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 Legal Proceedings” of this Quarterly Report on Form 10-Q/A.

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

Date: January 10, 2017

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