Form 10-Q/A
period 2015-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-01-10
CIK 1604028

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

		Page
EXPLANATORY NOTE		1

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Restated) and March 31, 2015 (Restated)	2

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 (Restated) and 2014 (Restated)	3

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2015 (Restated) and 2014 (Restated)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 (Restated) and 2014 (Restated)	5

	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the six months ended September 30, 2015 (Restated) and 2014 (Restated)	6

	Notes to the Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	49

ITEM 4.	Controls and Procedures	51

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	52

ITEM 1A.	Risk Factors	52

ITEM 2.	Unregistered Sale of Equity Securities	52

ITEM 3.	Defaults Upon Senior Securities	52

ITEM 4.	Mine Safety Disclosures	52

ITEM 5.	Other Information	52

ITEM 6.	Exhibits	53

SIGNATURES		54

EXHIBIT INDEX		55

i

EXPLANATORY NOTE

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2016, Advanced Drainage Systems, Inc. identified errors in its historical consolidated financial statements related primarily to the accounting for stock-based compensation, as well as the compensation expense associated with certain executive employment agreements. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the three and six months ended September 30, 2015 as originally filed with the Securities and Exchange Commission on May 31, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 1A of Part II, “Risk Factors”. The Company has also updated the signature page, the certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and the consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. While no other sections were affected, for the convenience of the reader, all sections included in the Original Form 10-Q are presented herein. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement and to provide updated information regarding debt covenant waivers.

For further information about the restatement (the “Stock-Based Compensation Restatement”), see “Note 16. Restatement of Previously Issued Financial Statements” to our unaudited condensed consolidated financial statements included in “Part I. Financial Information” of this Form 10-Q/A. This Form 10-Q/A is being filed concurrently with the Company’s Form 10-K/A for the year ended March 31, 2016 and Forms 10-Q/A for the periods ended June 30, 2015 and December 31, 2015.

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated)(1)

	As of
(Amounts in thousands, except par value)	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$3,481	$3,623
Receivables (less allowance for doubtful accounts of $4,540 and $5,423, respectively)	254,583	154,294
Inventories	214,396	260,550
Deferred income taxes and other current assets	29,509	25,943

Total current assets	501,969	444,410
Property, plant and equipment, net	389,826	375,813
Other assets:
Goodwill	100,483	98,679
Intangible assets, net	63,811	58,055
Other assets	51,656	61,167

Total assets	$1,107,745	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,850	$9,580
Current maturities of capital lease obligations	19,292	15,731
Accounts payable	87,020	111,893
Current portion of liability-classified stock-based awards	19,143	17,611
Other accrued liabilities	80,690	54,349
Accrued income taxes	8,907	6,299

Total current liabilities	250,902	215,463
Long-term debt obligation	389,685	390,315
Long-term capital lease obligations	57,586	45,503
Deferred tax liabilities	57,871	62,832
Other liabilities	40,883	38,865

Total liabilities	796,927	752,978
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 25,064 and 25,639 shares outstanding, respectively	313,302	320,490
Deferred compensation – unearned ESOP shares	(208,926)	(212,469)
Redeemable noncontrolling interest in subsidiaries	6,698	—

Total mezzanine equity	111,074	108,021
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 153,560 shares issued; 54,107 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	733,511	723,495
Common stock in treasury, at cost	(442,418)	(445,065)
Accumulated other comprehensive loss	(23,683)	(15,521)
Retained deficit	(96,593)	(114,590)

Total ADS stockholders’ equity	183,210	160,712
Noncontrolling interest in subsidiaries	16,534	16,413

Total stockholders’ equity	199,744	177,125

Total liabilities, mezzanine equity and stockholders’ equity	$1,107,745	$1,038,124

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, as restated)(1)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net sales	$383,329	$366,714	$732,453	$693,148
Cost of goods sold	296,800	296,577	571,447	561,706

Gross profit	86,529	70,137	161,006	131,442
Operating expenses:
Selling	22,594	20,740	43,821	40,492
General and administrative	25,673	16,200	44,358	35,168
Loss on disposal of assets or businesses	295	281	1,161	345
Intangible amortization	2,341	2,610	4,867	5,223

Income from operations	35,626	30,306	66,799	50,214
Other expense:
Interest expense	4,947	5,044	9,233	10,095
Derivative losses (gains) and other expense (income), net	9,192	(240)	15,772	(456)

Income before income taxes	21,487	25,502	41,794	40,575
Income tax expense	5,187	7,359	13,066	15,369
Equity in net loss of unconsolidated affiliates	372	62	18	724

Net income	15,928	18,081	28,710	24,482
Less net income attributable to noncontrolling interest	3,582	2,153	4,670	3,028

Net income attributable to ADS	12,346	15,928	24,040	21,454

Accretion of Redeemable noncontrolling interest	(257)	—	(257)	—
Change in fair value of Redeemable convertible preferred stock	—	7,319	—	(11,054)
Dividends to Redeemable convertible preferred stockholders	(362)	(37)	(733)	(75)
Dividends paid to unvested restricted stockholders	(6)	—	(12)	—

Net income available to common stockholders and participating securities	11,721	23,210	23,038	10,325
Undistributed income allocated to participating securities	(980)	(2,657)	(1,949)	(1,229)

Net income available to common stockholders	$10,741	$20,553	$21,089	$9,096

Weighted average common shares outstanding:
Basic	53,882	51,518	53,753	49,538
Diluted	55,194	56,477	55,093	52,141
Net income per share:
Basic	$0.20	$0.40	$0.39	$0.18
Diluted	$0.19	$0.40	$0.38	$0.18
Cash dividends declared per share	$0.05	$—	$0.10	$—

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, as restated)(1)

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income	$15,928	$18,081	$28,710	$24,482
Other comprehensive loss:
Currency translation	(10,979)	(3,591)	(10,470)	(3,432)

Total other comprehensive loss	(10,979)	(3,591)	(10,470)	(3,432)

Comprehensive income	4,949	14,490	18,240	21,050
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,726)	(761)	(2,308)	(907)
Less net income attributable to noncontrolling interest	3,582	2,153	4,670	3,028

Total comprehensive income attributable to ADS	$3,093	$13,098	$15,878	$18,929

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, as restated)(1)

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash Flows from Operating Activities	$16,924	$14,906

Cash Flows from Investing Activities
Capital expenditures	(20,197)	(15,596)
Proceeds from disposition of assets or businesses	—	156
Cash paid for acquisitions, net of cash acquired	(3,188)	—
Investment in unconsolidated affiliates	—	(7,566)
Additions of capitalized software	(1,337)	(441)
Proceeds from note receivable to related party	3,854	—
Issuance of note receivable to related party	(3,854)	—
Other investing activities	(378)	(525)

Net cash used in investing activities	(25,100)	(23,972)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	252,800	174,760
Payments on Revolving Credit Facility	(223,000)	(227,000)
Payments on term loan	(3,750)	(2,500)
Proceeds from notes, mortgages and other debt	6,682	—
Payments of notes, mortgages, and other debt	(7,092)	(1,665)
Payments on capital lease obligations	(10,247)	(5,467)
Payments for deferred initial public offering costs	—	(4,458)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131
Cash dividends paid	(8,173)	(1,007)
Other financing activities	454	152

Net cash provided by financing activities	7,674	11,946

Effect of exchange rate changes on cash	360	(230)

Net change in cash	(142)	2,650
Cash at beginning of period	3,623	3,931

Cash at end of period	$3,481	$6,581

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited, as restated)(1)

(Amounts in	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’ (Deficit)	Non- controlling Interest in	Total Stockholders’ (Deficit)	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable non- controlling interest in	Total Mezzanine
thousands)	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Shares	Amount	subsidiaries	Equity
Balance at April 1, 2014, as previously reported	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	—	$642,951

Cumulative revision and restatement adjustments	(17)	—	(4,069)	—	—	—	(34,268)	(38,337)	—	(38,337)	17	240	—	—	—	—	—	240

Balance April 1, 2014 (Unaudited, As Restated)(1)	109,934	11,957	8,369	100,810	(448,439)	(6,830)	(36,680)	(471,623)	18,584	(453,039)	38,337	549,359	26,129	291,720	17,727	(197,888)	—	643,191

Net income	—	—	—	—	—	—	21,454	21,454	3,028	24,482	—	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(2,525)	—	(2,525)	(907)	(3,432)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,007)	(1,007)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,339)	—	—	—	—	(1,339)	—	(1,339)	—	—	—	—	(537)	6,713	—	6,713
Exercise of common stock options	—	—	4,925	(78)	349	—	—	5,274	—	5,274	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	4,501	(114)	509	—	—	5,010	—	5,010	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,245	—	—	—	—	72,298	—	72,298	—	—	—	—	—	—	—	—
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	—	11,054
Adjustments to Redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	—	(615,040)
Adjustments to redeemable common stock agreements	17	—	19,510	—	—	—	(1,254)	18,256	—	18,256	(17)	(240)	—	—	—	—	—	(240)

Balance September 30, 2014 (Unaudited, As Restated)(1)	153,560	$12,393	709,884	100,625	$(447,674)	$(9,355)	$(80,378)	$184,870	$19,698	$204,568	—	$—	26,129	$326,623	17,190	$(215,024)	$—	$111,599

Balance at April 1, 2015, as previously reported	153,560	12,393	700,977	100,038	(445,065)	(15,521)	(62,621)	190,163	16,413	206,576	—	—	25,639	320,490	16,990	(212,469)	—	108,021

Cumulative revision and restatement adjustments	—	—	22,518	—	—	—	(51,969)	(29,451)	—	(29,451)	—	—	—	—	—	—	—	—

Balance April 1, 2015 (Unaudited, As Restated)(1)	153,560	12,393	723,495	100,038	(445,065)	(15,521)	(114,590)	160,712	16,413	177,125	—	—	25,639	320,490	16,990	(212,469)	—	108,021

Net income	—	—	—	—	—	—	24,040	24,040	4,559	28,599	—	—	—	—	—	—	111	111
Other comprehensive income (loss)	—	—	—	—	—	(8,162)	—	(8,162)	(2,308)	(10,470)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(657)	(657)	—	(657)	—	—	—	—	—	—	—	—
Common stock dividend ($0.10 per share)	—	—	—	—	—	—	(5,386)	(5,386)	—	(5,386)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,130)	(2,130)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,707	—	—	—	—	2,707	—	2,707	—	—	—	—	(283)	3,543	—	3,543
Exercise of common stock options	—	—	2,037	(77)	390	—	—	2,427	—	2,427	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	209	(66)	291	—	—	500	—	500	—	—	—	—	—	—	—	—
ESOP distribution in common stock	—	—	5,222	(442)	1,966	—	—	7,188	—	7,188	—	—	(575)	(7,188)	—	—	—	(7,188)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(159)	—	—	—	—	(159)	—	(159)	—	—	—	—	—	—	257	257

Balance September 30, 2015 (Unaudited, As Restated)(1)	153,560	$12,393	$733,511	99,453	$(442,418)	$(23,683)	$(96,593)	$183,210	$16,534	$199,744	—	$—	25,064	$313,302	16,707	$(208,926)	$6,698	$111,074

(1)	See Note 16. Restatement of Previously Issued Financial Statements

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, in addition to the restatement adjustments described in Note 16. Restatement of Previously Issued Financial Statements, necessary to present fairly its financial position as of September 30, 2015 and the results of operations for the three and six months ended September 30, 2015 and 2014 and cash flows for the six months ended September 30, 2015 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Annual Report on Form 10-K/A for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K”), filed concurrently with this form 10-Q/A.

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

With the exception of the pronouncement described above, there have been no new accounting pronouncements issued since the filing of our Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”) that have significance, or potential significance, to our consolidated financial statements.

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

(Amounts in thousands)	Six months ended September 30,
	2015	2014
Net sales	$736,052	$698,937
Net income attributable to ADS	$24,078	$21,481

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

3.	INVENTORIES

Inventories as of September 30, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	September 30, 2015	March 31, 2015
Raw materials	$48,010	$50,198
Finished goods	166,386	210,352

Total inventories	$214,396	$260,550

We had no work-in-process inventories as of September 30, 2015 and March 31, 2015.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2015	$87,507	$11,172	$98,679
Acquisition	2,495	—	2,495
Currency translation	—	(691)	(691)

Balance at September 30, 2015	$90,002	$10,481	$100,483

Intangible Assets

Intangible assets as of September 30, 2015 and March 31, 2015 consisted of the following:

	September 30, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$44,579	$(28,113)	$16,466	$40,579	$(26,405)	$14,174
Customer relationships	40,601	(20,576)	20,025	43,167	(26,113)	17,054
Patents	6,847	(3,858)	2,989	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,237	(710)	527	1,365	(691)	674
Trademarks and tradenames	15,477	(3,607)	11,870	14,248	(3,051)	11,197

Total definite-lived intangible assets	108,741	(56,864)	51,877	105,906	(59,810)	46,096
Indefinite-lived intangible assets
Trademarks	11,934	—	11,934	11,959	—	11,959

Total intangible assets	$120,675	$(56,864)	$63,811	$117,865	$(59,810)	$58,055

5.	FAIR VALUE MEASUREMENT

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

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2015 and 2014 were as follows:

Three Months Ended September 30, 2015
(amounts in thousands)	Contingent consideration
Balance at June 30, 2015	$2,285
Acquisition	750
Change in fair value	45
Payments of contingent consideration liability	(211)

Balance at September 30, 2015	$2,869

	Three Months Ended September 30, 2014
(amounts in thousands)	Contingent consideration	Executive stock repurchase agreements	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation – unearned ESOP shares	Total
Balance at June 30, 2014	$2,697	$18,993	$661,484	$348,898	$(233,106)	$798,966
Allocation of ESOP shares to participants	—	—	—	—	804	804
Change in fair value	20	(757)	(46,204)	(22,275)	14,956	(54,260)
Payments of contingent consideration liability	(191)	—	—	—	—	(191)
Transfer from Level 3	—	(18,236)	(615,280)	(326,623)	217,346	(742,793)

Balance at September 30, 2014	$2,526	$—	$—	$—	$—	$2,526

Six Months Ended September 30, 2015
(amounts in thousands)	Contingent consideration
Balance at March 31, 2015	$2,444
Acquisition	750
Change in fair value	100
Payments of contingent consideration liability	(425)

Balance at September 30, 2015	$2,869

	Six Months Ended September 30, 2014
(amounts in thousands)	Contingent consideration	Executive stock repurchase agreements	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation – unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$16,934	$549,359	$291,720	$(197,888)	$663,023
Allocation of ESOP shares to participants	—	—	—	—	4,391	4,391
Change in fair value	2	1,302	65,921	34,903	(23,849)	78,279
Payments of contingent consideration liability	(374)	—	—	—	—	(374)
Transfer from Level 3	—	(18,236)	(615,280)	(326,623)	217,346	(742,793)

Balance at September 30, 2014	$2,526	$—	$—	$—	$—	$2,526

For the six months ended September 30, 2014 our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. The liability associated with the executive stock repurchase agreements also transferred out of Level 3, as the underlying securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP shares were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1. Background and Summary of Significant Accounting Policies for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the six months ended September 30, 2015 and 2014, respectively.

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

The liability associated with the executive stock repurchase agreements was valued on the same basis as the Redeemable common stock, and as such is also considered a Level 3 measurement. The executive stock repurchase agreements were terminated upon the IPO. As a result, the liability was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity.

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

7.	DEBT

Long-term debt as of September 30, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	September 30, 2015	March 31, 2015
Bank Term Loans
Revolving Credit Facility — ADS	$234,900	$205,100
Term Note	87,500	91,250
Senior Notes payable	100,000	100,000
Industrial revenue bonds	3,135	3,545

Total	425,535	399,895
Current maturities	(35,850)	(9,580)

Long-term debt obligation	$389,685	$390,315

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates, as well as discrete events. For the six months ended September 30, 2015 and 2014, the Company utilized an effective tax rate of 31.3% and 37.9%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate of 35% due to state and local taxes, offset by foreign income taxed at lower rates as well as uncertain tax position relief as a result of the lapse of statute of limitations.

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

The following table presents information necessary to calculate net income per share for the three and six months ended September 30, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income per share – Basic
Net income attributable to ADS	$12,346	$15,928	$24,040	$21,454
Adjustment for:
Accretion of redeemable noncontrolling interest	(257)	—	(257)	—
Change in fair value of redeemable convertible preferred stock	—	7,319	—	(11,054)
Dividends to redeemable convertible preferred stock	(362)	(37)	(733)	(75)
Dividends paid to unvested restricted stockholders	(6)	—	(12)	—

Net income available to common stockholders and participating securities	11,721	23,210	23,038	10,325
Undistributed income allocated to participating securities	(980)	(2,657)	(1,949)	(1,229)

Net income available to common stockholders - Basic	10,741	20,553	21,089	9,096
Weighted average number of common shares outstanding - Basic	53,882	51,518	53,753	49,538

Net income per common share - Basic	$0.20	$0.40	$0.39	$0.18

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income per share – Diluted
Net income available to common stockholders - Basic	$10,741	$20,553	$21,089	$9,096
Amount allocated to participating preferred stockholders	—	1,878	—	435
Preferred stock dividends, net of tax	—	18	—	18
Additional compensation for leverage ESOP	—	(18)	—	(18)

Net income available to common stockholders - Diluted	10,741	22,431	21,089	9,531
Weighted average number of common shares outstanding - Basic	53,882	51,518	53,753	49,538
Assumed exercise of preferred stock	—	4,714	—	2,382
Assumed exercise of stock options	1,312	245	1,340	221

Weighted average number of common shares outstanding - Diluted	55,194	56,477	55,093	52,141

Net income per common share - Diluted	$0.19	$0.40	$0.38	$0.18

Potentially dilutive securities excluded as anti-dilutive	6,476	4,714	6,583	3

13.	BUSINESS SEGMENTS INFORMATION

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

The following sets forth certain additional financial information attributable to our reportable segments for the three and six months ended September 30, 2015, and 2014, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net sales
Domestic	$327,300	$319,776	$625,466	$609,401
International	56,029	46,938	106,987	83,747

Total	$383,329	$366,714	$732,453	$693,148

Gross profit
Domestic	$76,131	$65,839	$137,820	$120,255
International	10,398	4,298	23,186	11,187

Total	$86,529	$70,137	$161,006	$131,442

Segment Adjusted EBITDA
Domestic	$55,443	$54,469	$96,412	96,210
International	8,294	1,405	19,773	5,639

Total	$63,737	$55,874	$116,185	$101,849

Interest expense, net
Domestic	$4,901	$5,020	$8,938	$10,062
International	46	24	295	33

Total	$4,947	$5,044	$9,233	$10,095

Depreciation and amortization
Domestic	$15,243	$14,937	$30,405	$29,595
International	2,124	1,437	4,346	2,805

Total	$17,367	$16,374	$34,751	$32,400

Equity in net (loss) income of unconsolidated affiliates
Domestic	$(12)	$251	$324	$404
International	(360)	(313)	(342)	(1,128)

Total	$(372)	$(62)	$(18)	$(724)

Capital expenditures
Domestic	$7,631	$7,869	$16,475	$14,788
International	1,971	295	3,722	808

Total	$9,602	$8,164	$20,197	$15,596

The following sets forth certain additional financial information attributable to our reporting segments as of September 30, 2015, and March 31, 2015, respectively:

	September 30, 2015	March 31, 2015
Investment in unconsolidated affiliates
Domestic	$3,075	$7,957
International	14,626	17,081

Total	$17,701	$25,038

Total identifiable assets
Domestic	$1,011,586	$938,996
International	162,571	168,320
Eliminations	(66,412)	(69,192)

Total	$1,107,745	$1,038,124

Reconciliation of Segment Adjusted EBITDA to Net Income

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$8,641	$7,287	$16,578	$1,503
Depreciation and amortization	15,243	2,124	14,937	1,437
Interest expense	4,901	46	5,020	24
Income tax expense (benefit)	6,703	(1,516)	9,330	(1,971)

Segment EBITDA	35,488	7,941	45,865	993
Derivative fair value adjustment	5,784	(11)	67	—
Foreign currency transaction gains	—	(151)	—	(205)
Loss on disposal of assets or businesses	289	6	251	30
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	260	509	291	587
Contingent consideration remeasurement	45	—	20	—
Stock-based compensation expense	1,170	—	5,964	—
ESOP deferred compensation	3,125	—	2,687	—
Expense related to executive termination payments	82	—	82	—
Benefit related to executive stock repurchase agreements	—	—	(758)	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs(b)	8,710	—	—	—

Segment Adjusted EBITDA	$55,443	$8,294	$54,469	$1,405

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.

Reconciliation of Segment Adjusted EBITDA to Net Income

	Six Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$14,221	$14,489	$21,283	$3,199
Depreciation and amortization	30,405	4,346	29,595	2,805
Interest expense	8,938	295	10,062	33
Income tax expense (benefit)	13,529	(463)	16,861	(1,492)

Segment EBITDA	67,093	18,667	77,801	4,545
Derivative fair value adjustment	9,506	28	163	—
Foreign currency transaction losses (gains)	—	166	—	(75)
Loss (gain) on disposal of assets or businesses	1,341	(180)	311	34
Unconsolidated affiliates interest, tax, depreciation and amortization (a)	546	1,092	540	1,135
Contingent consideration remeasurement	100	—	2	—
Stock-based compensation expense	2,212	—	10,129	—
ESOP deferred compensation	6,250	—	5,374	—
Expense related to executive termination payments	164	—	164
Expense related to executive stock repurchase agreements	—	—	1,011
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (b)	8,710	—	—	—
Transaction costs (c)	—	—	715	—

Segment Adjusted EBITDA	$96,412	$19,773	$96,210	$5,639

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the completion of the IPO in Fiscal 2015.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2015 and 2014, ADS acquired Property, plant and equipment under capital lease and incurred lease obligations of $25,598 and $20,158, respectively. During the six months ended September 30, 2014, the Company reclassified $19,729 related to the executive stock repurchase agreements from liability and mezzanine equity to Paid-in capital after the termination of the agreements upon the IPO in July 2014.

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

16.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Revisions Reported in the Fiscal Year 2016 Form 10-K

Prior to the filing of the our Annual Report on Form 10-K for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K”), the Company identified certain out of period adjustments related to immaterial errors in its previously issued condensed consolidated financial statements for the fiscal years ended March 31, 2015 and prior, as well as in the previously issued unaudited condensed consolidated financial statements for the quarters ended June 30, September 30, and December 31, 2015 and 2014. The prior period errors related primarily to the Company’s accounting for inventory, specifically relating to the capitalization of production variances into inventory, as well as miscellaneous immaterial errors related to property, plant and equipment and the associated impact on income taxes. While these prior period errors did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements, correcting these prior period errors in fiscal year 2016 would have been material to the fiscal year 2016 consolidated financial statements. Accordingly, management revised its previously reported consolidated financial statements in the Fiscal 2016 Form 10-K.

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

Due to these errors, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements should no longer be relied upon. As a result, the Company has restated its condensed consolidated financial statements as of September 30, 2015 and

March 31, 2015 and for the three and six months ended September 30, 2015 and 2014. The restatement also affects periods prior to fiscal year 2015, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2015 opening stockholders’ equity (deficit) balance.

The column in the tables below labeled “Stock-Based Compensation Restatement” reflects the impact of these adjustments. The column in the tables below labeled “As Previously Reported” reflects the financial information reported as part of the Original Form 10-Q.

The following sections provide additional information relating to the accounting adjustments that were made to the Company’s historical condensed consolidated financial statements. These adjustments had no net impact on cash flows from operating activities, cash flows from investing activities or cash flows from financing activities in our condensed consolidated statements of cash flows for the six months ended September 30, 2015 and 2014. For the three and six months ended September 30, 2015 and 2014, the impact of the adjustments on the condensed consolidated statements of comprehensive income was limited to the change in net income.

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

The errors in stock-based compensation award classification have been corrected in the restated condensed consolidated financial statements, whereby the fair value of the liability-classified awards has been remeasured at each relevant reporting date with the corresponding impact of the remeasurement resulting in an increase or a decrease in the amount of stock-based compensation expense included in General and administrative expenses, Selling expenses and Cost of good sold in the Condensed Consolidated Statements of Operations. In addition, the carrying value of all liability-classified awards has been reclassified from Paid-in capital to Current portion of liability-classified stock-based awards and Other liabilities in the Condensed Consolidated Balance Sheets, and dividends paid on liability-classified awards have been reclassified from Retained earnings (deficit) to stock-based compensation expense.

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

Impact on Condensed Consolidated Statements of Operations

The effect of the revision and the restatement described above on the Company’s previously reported Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$383,329	$—	$—	$383,329
Cost of goods sold	299,594	(2,794)	—	296,800

Gross profit	83,735	2,794	—	86,529
Operating expenses:
Selling	22,594	—	—	22,594
General and administrative	25,145	—	528 (a)	25,673
Loss on disposal of assets or businesses	295	—	—	295
Intangible amortization	2,341	—	—	2,341

Income from operations	33,360	2,794	(528)	35,626
Other expense:
Interest expense	4,947	—	—	4,947
Derivative losses and other expense, net	9,192	—	—	9,192

Income before income taxes	19,221	2,794	(528)	21,487
Income tax expense	4,368	1,104	(285)	5,187
Equity in net loss of unconsolidated affiliates	372	—	—	372

Net income	14,481	1,690	(243)	15,928
Less net income attributable to noncontrolling interest	3,582	—	—	3,582

Net income attributable to ADS	10,899	1,690	(243)	12,346

Accretion of Redeemable noncontrolling interest	(257)	—	—	(257)

	Three Months Ended September 30, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Dividends to Redeemable convertible preferred stockholders	(362)	—	—	(362)
Dividends paid to unvested restricted stockholders	(6)	—	—	(6)

Net income available to common stockholders and participating securities	10,274	1,690	(243)	11,721
Undistributed income allocated to participating securities	(822)	(183)	25	(980)

Net income available to common stockholders	$9,452	$1,507	$(218)	$10,741

Weighted average common shares outstanding:
Basic	53,882	—	—	53,882
Diluted	54,282	716	196	55,194
Net income per share:
Basic	$0.18	0.02	—	$0.20
Diluted	$0.17	0.03	(0.01)	$0.19
Cash dividends declared per share	$0.05	—	—	$0.05

(a)	This amount consists of $446 and $82 related to the adjustments for stock-based compensation and the executive termination payments, respectively.

	Three Months Ended September 30, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$366,714	$—	$—	$366,714
Cost of goods sold	296,951	(674)	300 (a)	296,577

Gross profit	69,763	674	(300)	70,137
Operating expenses:
Selling	20,240	—	500 (a)	20,740
General and administrative	13,843	—	2,357 (b)	16,200
Loss on disposal of assets or businesses	281	—	—	281
Intangible amortization	2,610	—	—	2,610

Income from operations	32,789	674	(3,157)	30,306
Other expense:
Interest expense	5,044	—	—	5,044
Derivative gains and other income, net	(240)	—	—	(240)

Income before income taxes	27,985	674	(3,157)	25,502
Income tax expense	8,926	269	(1,836)	7,359
Equity in net loss of unconsolidated affiliates	62	—	—	62

Net income	18,997	405	(1,321)	18,081
Less net income attributable to noncontrolling interest	2,153	—	—	2,153

Net income attributable to ADS	16,844	405	(1,321)	15,928

Change in fair value of Redeemable convertible preferred stock	7,319	—	—	7,319
Dividends to Redeemable convertible preferred stockholders	(37)	—	—	(37)

Net income available to common stockholders and participating securities	24,126	405	(1,321)	23,210
Undistributed income allocated to participating securities	(2,768)	(46)	157	(2,657)

Net income available to common stockholders	$21,358	$359	$(1,164)	$20,553

Weighted average common shares outstanding:
Basic	51,518	—	—	51,518
Diluted	56,463	—	14	56,477

	Three Months Ended September 30, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net income per share:
Basic	$0.41	0.01	(0.02)	$0.40
Diluted	$0.41	0.01	(0.02)	$0.40
Cash dividends declared per share	$—	—	—	$—

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of $3,033, ($758) and $82 related to the adjustments for stock-based compensation, the executive stock repurchase agreements, and the executive termination payments, respectively.

The effect of the revision and the restatement described above on the Company’s previously reported Condensed Consolidated Statements of Operations for the six months ended September 30, 2015 and 2014 is as follows:

	Six Months Ended September 30, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$732,453	$—	$—	$732,453
Cost of goods sold	576,132	(4,685)	—	571,447

Gross profit	156,321	4,685	—	161,006
Operating expenses:
Selling	43,821	—	—	43,821
General and administrative	43,431	—	927 (a)	44,358
Loss on disposal of assets or businesses	1,161	—	—	1,161
Intangible amortization	4,867	—	—	4,867

Income from operations	63,041	4,685	(927)	66,799
Other expense:
Interest expense	9,233	—	—	9,233
Derivative losses and other expense, net	15,772	—	—	15,772

Income before income taxes	38,036	4,685	(927)	41,794
Income tax expense	11,739	1,881	(554)	13,066
Equity in net loss of unconsolidated affiliates	18	—	—	18

Net income	26,279	2,804	(373)	28,710
Less net income attributable to noncontrolling interest	4,670	—	—	4,670

Net income attributable to ADS	21,609	2,804	(373)	24,040

Accretion of Redeemable noncontrolling interest	(257)	—	—	(257)
Dividends to Redeemable convertible preferred stockholders	(733)	—	—	(733)
Dividends paid to unvested restricted stockholders	(12)	—	—	(12)

Net income available to common stockholders and participating securities	20,607	2,804	(373)	23,038
Undistributed income allocated to participating securities	(1,680)	(308)	39	(1,949)

Net income available to common stockholders	$18,927	$2,496	$(334)	$21,089

Weighted average common shares outstanding:
Basic	53,753	—	—	53,753
Diluted	60,694	(5,901)	300	55,093
Net income per share:
Basic	$0.35	0.05	(0.01)	$0.39
Diluted	$0.34	0.05	(0.01)	$0.38
Cash dividends declared per share	$0.10	—	—	$0.10

(a)	This amount consists of $763 and $164 related to the adjustments for stock-based compensation and the executive termination payments, respectively.

	Six Months Ended September 30, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$693,148	$—	$—	$693,148
Cost of goods sold	562,527	(1,521)	700 (a)	561,706

Gross profit	130,621	1,521	(700)	131,442
Operating expenses:
Selling	39,792	—	700 (a)	40,492
General and administrative	29,641	—	5,527 (b)	35,168
Loss on disposal of assets or businesses	345	—	—	345
Intangible amortization	5,223	—	—	5,223

Income from operations	55,620	1,521	(6,927)	50,214
Other expense:
Interest expense	10,095	—	—	10,095
Derivative gains and other income, net	(456)	—	—	(456)

Income before income taxes	45,981	1,521	(6,927)	40,575
Income tax expense	16,819	640	(2,090)	15,369
Equity in net loss of unconsolidated affiliates	724	—	—	724

Net income	28,438	881	(4,837)	24,482
Less net income attributable to noncontrolling interest	3,028	—	—	3,028

Net income attributable to ADS	25,410	881	(4,837)	21,454

Change in fair value of Redeemable convertible preferred stock	(11,054)	—	—	(11,054)
Dividends to Redeemable convertible preferred stockholders	(75)	—	—	(75)

Net income available to common stockholders and participating securities	14,281	881	(4,837)	10,325
Undistributed income allocated to participating securities	(1,702)	(105)	578	(1,229)

Net income available to common stockholders	$12,579	$776	$(4,259)	$9,096

Weighted average common shares outstanding:
Basic	49,538	—	—	49,538
Diluted	52,198	—	(57)	52,141
Net income per share:
Basic	$0.25	0.02	(0.09)	$0.18
Diluted	$0.25	0.02	(0.09)	$0.18
Cash dividends declared per share	$—	—	—	$—

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of $4,352, $1,011, and $164 related to the adjustments for stock-based compensation, the executive stock repurchase agreements, and the executive termination payments, respectively.

Impact on Condensed Consolidated Balance Sheets

The effect of the revision and restatement described above on the Company’s previously reported Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015 is as follows:

	September 30, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$3,481	$—	$—	$3,481
Receivables, net	254,583	—	—	254,583
Inventories	220,257	(5,861)	—	214,396
Deferred income taxes and other current assets	22,538	3,532	3,439	29,509
Property, plant and equipment, net	389,826	—	—	389,826
Goodwill	100,483	—	—	100,483
Intangible assets, net	63,811	—	—	63,811
Other assets	51,656	—	—	51,656

Total assets	$1,106,635	$(2,329)	$3,439	$1,107,745

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$35,850	$—	$—	$35,850
Current maturities of capital lease obligations	19,292	—	—	19,292
Accounts payable	87,020	—	—	87,020
Current portion of liability-classified stock-based awards	—	—	19,143	19,143
Other accrued liabilities	80,690	—	—	80,690
Accrued income taxes	5,607	1,892	1,408	8,907
Long-term debt obligation	389,685	—	—	389,685
Long-term capital lease obligation	57,586	—	—	57,586
Deferred tax liabilities	61,842	(492)	(3,479)	57,871
Other liabilities	31,877	(44)	9,050	40,883

Total liabilities	769,449	1,356	26,122	796,927
Mezzanine equity	111,074	—	—	111,074
Common stock	12,393	—	—	12,393
Paid-in capital	710,341	—	23,170	733,511
Common stock in treasury, at cost	(442,418)	—	—	(442,418)
Accumulated other comprehensive loss	(23,683)	—	—	(23,683)
Retained deficit	(47,055)	(3,685)	(45,853)	(96,593)
Noncontrolling interest in subsidiaries	16,534	—	—	16,534

Total liabilities, mezzanine equity and stockholders’ equity	$1,106,635	$(2,329)	$3,439	$1,107,745

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$3,623	$—	$—	$3,623
Receivables, net	154,294	—	—	154,294
Inventories	269,842	(9,292)	—	260,550
Deferred income taxes and other current assets	18,972	3,532	3,439	25,943
Property, plant and equipment, net	377,067	(1,254)	—	375,813
Goodwill	98,679	—	—	98,679
Intangible assets, net	58,055	—	—	58,055
Other assets	61,167	—	—	61,167

Total assets	$1,041,699	$(7,014)	$3,439	$1,038,124

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$9,580	$—	$—	$9,580
Current maturities of capital lease obligations	15,731	—	—	15,731
Accounts payable	111,893	—	—	111,893
Current portion of liability-classified stock-based awards	—	—	17,611	17,611
Other accrued liabilities	54,349	—	—	54,349
Accrued income taxes	6,041	11	247	6,299
Long-term debt obligation	390,315	—	—	390,315
Long-term capital lease obligation	45,503	—	—	45,503
Deferred tax liabilities	65,088	(492)	(1,764)	62,832
Other liabilities	28,602	(44)	10,307	38,865

Total liabilities	727,102	(525)	26,401	752,978
Mezzanine equity	108,021	—	—	108,021
Common stock	12,393	—	—	12,393
Paid-in capital	700,977	—	22,518	723,495
Common stock in treasury, at cost	(445,065)	—	—	(445,065)
Accumulated other comprehensive loss	(15,521)	—	—	(15,521)
Retained deficit	(62,621)	(6,489)	(45,480)	(114,590)
Noncontrolling interest in subsidiaries	16,413	—	—	16,413

Total liabilities, mezzanine equity and stockholders’ equity	$1,041,699	$(7,014)	$3,439	$1,038,124

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

17.	STOCK-BASED COMPENSATION

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

The Company recognized stock-based compensation expense (benefit) in the following line items on the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Component of income before income taxes:
Cost of goods sold	$—	$300	$—	$700
Selling expenses	—	500	—	700
General and administrative expenses	1,170	5,164	2,212	8,729

Total stock-based compensation expense	$1,170	$5,964	$2,212	$10,129

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

The Company determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the price of our common stock, risk-free interest rate, dividend yield and expiration date. During the three months ended September 30, 2015 and 2014, we recognized total stock-based compensation expense (benefit) under both stock option plans of $931, and $5,452, respectively, and during the six months ended September 30, 2015 and 2014, we recognized total stock-based compensation expense (benefit) under both plans of $1,708, and $8,967, respectively.

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as summarized in the following table. For the periods prior to our IPO in fiscal 2015, the price of our common stock, as a private company, was based on an estimate of its fair value.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Common stock price	$26.35 - $32.37	$14.88 - $21.76	$26.35 - $33.03	$14.33 - $21.76
Expected stock price volatility	28.9% - 45.1%	21.5% - 50.8%	28.9% - 45.1%	21.5% - 50.8%
Risk-free interest rate	0.1% - 1.8%	< 0.1% - 2.4%	0.1% - 1.8%	< 0.1% - 2.4%
Weighted-average expected option life (years)	0.3 - 6.7	0.3 - 7.7	0.3 - 6.7	0.3 - 7.7
Dividend yield	0.7%	0.6%	0.7%	0.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2016 refers to fiscal 2016, which is the period from April 1, 2015 to March 31, 2016.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this report and with our audited consolidated financial statements included in our Fiscal 2016 Form 10-K/A (filed concurrently with this Amendment No.1 to our Form 10-Q) which includes our restated consolidated financial statements for the years ended March 31, 2016 and 2015. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014 and the Condensed Consolidated Balance Sheets as of September 30, 2015 and March 31, 2015. For additional information and a detailed discussion of the revision and the restatement, see “Note 16. Restatement of Previously Issued Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

(Amounts in thousands, except per share data)	Three Months Ended September 30, 2015	% of Net Sales	Three Months Ended September 30, 2014	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$383,329	100.0%	$366,714	100.0%	4.5%
Cost of goods sold	296,800	77.4%	296,577	80.9%	0.1%

Gross profit	86,529	22.6%	70,137	19.1%	23.4%
Selling expenses	22,594	5.9%	20,740	5.7%	8.9%
General and administrative expenses	25,673	6.7%	16,200	4.4%	58.5%
Loss on disposal of assets or businesses	295	0.1%	281	0.1%	5.0%
Intangible amortization	2,341	0.6%	2,610	0.7%	(10.3%)

Income from operations	35,626	9.3%	30,306	8.3%	17.6%
Interest expense	4,947	1.3%	5,044	1.4%	(1.9%)
Derivative losses (gains) and other expense (income), net	9,192	2.4%	(240)	(0.1%)	*

Income before income taxes	21,487	5.6%	25,502	7.0%	(15.7%)
Income tax expense	5,187	1.4%	7,359	2.0%	(29.5%)
Equity in net loss of unconsolidated affiliates	372	0.1%	62	—%	500.0%

Net income	15,928	4.2%	18,081	4.9%	(11.9%)
Less net income attributable to noncontrolling interest	3,582	0.9%	2,153	0.6%	66.4%

Net income attributable to ADS	$12,346	3.2%	$15,928	4.3%	(22.5%)

Other financial data:
Adjusted EBITDA (b)	$63,737	16.6%	$55,874	15.2%	14.1%
System-Wide Net Sales (b)	$401,337	104.7%	$390,610	106.5%	2.7%
Adjusted Earnings Per Fully Converted Share (b)	$0.21	—	$0.26	—	(19.2%)

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$238,291	$241,713	(1.4%)
Allied Products	89,009	78,063	14.0%

Total domestic	327,300	319,776	2.4%

International
Pipe	44,542	38,218	16.5%
Allied Products	11,487	8,720	31.7%

Total international	56,029	46,938	19.4%

Total net sales	$383,329	$366,714	4.5%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Cost of goods sold and Gross profit

Cost of goods sold increased $0.2 million or 0.1% to $296.8 million for the three months ended September 30, 2015 compared to $296.6 million over the comparable fiscal year 2015 period.

Gross profit for the three months ended September 30, 2015 increased $16.4 million, or 23.4%, over the comparable fiscal year 2015 period. Gross profit as a percentage of net sales totaled 22.6% and 19.1% for the three months ended September 30, 2015 and 2014, respectively.

Domestic gross profit increased $10.3 million, or 15.7%, to $76.1 million for the three months ended September 30, 2015 as compared to $65.8 million during the prior fiscal year 2015 period. In addition to the impact of the 2.4% increase in domestic net sales over the comparable fiscal year 2015 period, the increase in domestic gross profit was also due to sales growth in higher margin Allied Products which provided an improved profitability mix for the quarter compared to the comparable prior year period, as well as lower raw material costs for pipe. Raw material prices decreased 8.5% due to moderating virgin and non-virgin resin prices for the second quarter of fiscal year 2016 as compared to the prior year comparable period. In addition, freight costs stayed relatively flat as a percentage of domestic net sales, increasing from 8.9% for the fiscal year 2015 period to 9.3% for the three months ended September 30, 2015. This was the result of increased depreciation expense associated with new delivery fleet units being partially offset by the impact of a decrease in diesel fuel prices of approximately 33%.

International gross profit increased $6.1 million, or 141.9%, for the three months ended September 30, 2015 over the comparable fiscal year 2015 period. Besides the impact of the 19.4% increase in international net sales over the comparable 2015 period, the increase in international gross profit was also helped by the addition of Ideal Pipe activity in Canada, which comprised the majority of the gross profit increase during the quarter. Conversely, international gross profit was negatively impacted by the continued devaluation of the Canadian dollar versus the U.S. dollar, but benefited from lower raw material prices (which are primarily purchased in U.S. dollars) compared to the prior fiscal year 2015 period.

Selling expenses

Selling expenses consist of field selling and customer service for personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consist of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for the three months ended September 30, 2015 increased $1.9 million, or 8.9%, over the comparable fiscal year 2015 period, higher than the 4.5% increase in net sales over the same period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses increased to 5.9% for the second quarter of fiscal year 2016 as compared to 5.7% for the prior fiscal year 2015 period.

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

General and administrative expenses for the three months ended September 30, 2015 increased $9.5 million, or 58.5%, over the comparable fiscal year 2015 period.

The significant increase in general and administrative expenses was primarily the result of audit, tax, legal and other professional fees of $8.7 million incurred during the three months ended September 30, 2015 related to the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no such amounts in the comparable fiscal 2015 period. Also, there was a $0.8 million benefit recorded associated with the executive stock repurchase agreements in the fiscal 2015 period, whereas there was no such amount in the fiscal 2016 period. In addition, international general and administrative expenses increased approximately $0.4 million primarily due to the addition of $0.3 million of costs associated with Ideal Pipe, and there was an additional increase related to higher corporate overhead expenses which were generally associated with the increased cost of being a public company. These amounts were partially offset by a decrease in stock-based compensation of $4.0 million.

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

Income tax expense

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended September 30, 2015 and 2014, the Company recorded an income tax provision of $5.2 million and $7.4 million, respectively. Income tax expense for the three months ended September 30, 2015 was 24.1% of Income before income taxes compared to 28.9% for the three months ended September 30, 2014. The decrease in the effective tax rate was due primarily to the benefit recorded upon the reversal of reserves for uncertain tax positions as the statute of limitations lapsed.

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

Net income attributable to ADS and Net income per share

Second quarter net income attributable to ADS for fiscal year 2016 of $12.3 million decreased $3.6 million, or 22.5%, from the preceding fiscal year’s net income attributable to ADS for the quarter of $15.9 million, as influenced by the factors noted above. Net income per share for the second quarter fiscal year 2016 totaled $0.20 per basic and $0.19 per diluted share, as compared to $0.40 per basic and diluted share recorded in the comparable prior year period.

Adjusted EBITDA(a)

	Three Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(b)	(As Restated)(b)
Domestic	$55,443	$54,469	1.8%
International	8,294	1,405	490.3%

Total adjusted EBITDA	$63,737	$55,874	14.1%

As a percentage of net sales	16.6%	15.2%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
(b)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

(Amounts in thousands, except per share data)	Six Months Ended September 30, 2015	% of Net Sales	Six Months Ended September 30, 2014	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations Data:
Net Sales	$732,453	100.0%	$693,148	100.0%	5.7%
Cost of goods sold	571,447	78.0%	561,706	81.0%	1.7%

Gross Profit	161,006	22.0%	131,442	19.0%	22.5%
Selling expenses	43,821	6.0%	40,492	5.8%	8.2%
General and administrative expenses	44,358	6.1%	35,168	5.1%	26.1%
Loss on disposal of assets or businesses	1,161	0.2%	345	—%	236.5%
Intangible amortization	4,867	0.7%	5,223	0.8%	(6.8%)

Income from operations	66,799	9.1%	50,214	7.2%	33.0%
Interest expense	9,233	1.3%	10,095	1.5%	(8.5%)
Derivative losses (gains) and other expense (income), net	15,772	2.2%	(456)	(0.1%)	*

Income before income taxes	41,794	5.7%	40,575	5.9%	3.0%
Income tax expense	13,066	1.8%	15,369	2.2%	(15.0%)
Equity in net loss of unconsolidated affiliates	18	—%	724	0.1%	(97.5%)

Net income	28,710	3.9%	24,482	3.5%	17.3%
Less net income attributable to noncontrolling interest	4,670	0.6%	3,028	0.4%	54.2%

Net income attributable to ADS	$24,040	3.3%	$21,454	3.1%	12.1%

Other financial data:
Adjusted EBITDA (b)	$116,185	15.9%	$101,849	14.7%	14.1%
System-Wide Net Sales (b)	$772,470	105.5%	$736,834	106.3%	4.8%
Adjusted Earnings per Fully Converted Share (b)	$0.41	—	$0.38	—	7.9%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$458,826	$457,749	0.2%
Allied Products	166,640	151,652	9.9%

Total domestic	625,466	609,401	2.6%

International
Pipe	86,917	68,149	27.5%

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
Allied Products	20,070	15,598	28.7%

Total international	106,987	83,747	27.8%

Total net sales	$732,453	$693,148	5.7%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Cost of goods sold and Gross profit

Cost of goods sold increased $9.7 million or 1.7% to $571.4 million for the six months ended September 30, 2015 compared to $561.7 million for the comparable prior fiscal year period.

Gross profit for the six months ended September 30, 2015 increased $29.6 million, or 22.5%, over the comparable prior year period. Gross profit as a percentage of net sales totaled 22.0% for the six months ended September 30, 2015 as compared to 19.0% for the prior year.

Domestic gross profit increased $17.5 million, or 14.5%, to $137.8 million for the six months ended September 30, 2015 as compared to $120.3 million for the comparable fiscal year 2015 period. The 2.6% increase in domestic net sales included sales growth in higher margin N-12 HDPE pipe and High Performance PP pipe products as well as Allied Products which realized increases in most of the product lines. Raw material prices started to moderate at the end of the first quarter and have decreased approximately 4.6% during the first six months of fiscal year 2016 as compared to the prior period. In addition, freight costs stayed relatively flat as a percentage of domestic net sales, increasing from 9.3% for the six months ended September 30, 2014 to 9.5% for the comparable fiscal 2016 period. This was the result of increased depreciation expense associated with new delivery fleet units being partially offset by the impact of a decrease in diesel fuel prices of approximately 31% for the six month period ended September 30, 2015 compared to the prior year comparable period.

International gross profit increased $12.0 million, or 107.1%, for the first six months of fiscal year 2016 over the comparable fiscal year 2015 period. The increase is due to the impact of the 27.8% increase in international net sales which included incremental contribution from Ideal Pipe in Canada and improved performance in Mexico. These increases offset the unfavorable impact of the continued devaluation of the Canadian dollar versus the U.S. dollar. Raw material prices moderated and moved lower for the international segment as well, improving pipe gross profit for the six months ended September 30, 2015.

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

Selling expenses for the six months ended September 30, 2015 increased $3.3 million, or 8.2%, over the comparable fiscal year 2015 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. Nearly all of the increase in selling expense was incurred in the domestic area. As a percentage of net sales, selling expenses increased to 6.0% for the first six months of fiscal year 2016 as compared to 5.8% in the prior year.

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

General and administrative expenses for the six months ended September 30, 2015 increased $9.2 million, or 26.1%, over the comparable fiscal year 2015 period. The increase was primarily the result of significant increases in professional fees for accounting; audit, legal and other professional fees incurred in connection with the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. These fees amounted to approximately $8.7 million for the six months ended September 30, 2015. There are no such amounts in the comparable fiscal 2015 period. An additional $0.8 million of general and administrative expenses were added by the Ideal Pipe and BaySaver acquisitions. There was also an increase in salary and compensation expenses of $0.8 million, and there was an additional increase related to higher corporate overhead expenses which were generally associated with the increased cost of being a public company. These amounts were partially offset by a decrease in stock-based compensation of $6.5 million.

Loss on disposal of assets or businesses

Loss on the disposal of assets or businesses for the six months ended September 30, 2015 and 2014 was $1.2 million and $0.3 million, respectively.

Intangible amortization

Intangible amortization for the six months ended September 30, 2015 decreased by $0.3 million when compared with the same period in the prior year to $4.9 million from $5.2 million and resulted from the impact of intangible assets of $7.8 million becoming fully amortized during fiscal year 2015 being offset by the amortization of intangible assets acquired in the Ideal Pipe acquisition in the fourth quarter of fiscal 2015 and the amortization of intangible assets acquired in the BaySaver acquisition in July 2015.

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

Income tax expense

For the six months ended September 30, 2015 and 2014, the Company recorded income tax provisions of $13.1 million and $15.4 million, respectively, which represents an effective tax rate of 31.3% and 37.9%, respectively. The current year rate is lower than the federal statutory rate of 35% due principally to foreign income taxed at lower rates and uncertain tax position relief as a result of the lapse of statute of limitations, partially offset by state and local income taxes.

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

Net income attributable to ADS and Net income (loss) per share

Net income attributable to ADS of approximately $24.0 million increased from the preceding fiscal year’s net income attributable to ADS of $21.5 million, as influenced by the factors noted above. Net income per share for the first six months of fiscal year 2016 totaled $0.39 per basic and $0.38 per diluted share as compared to $0.18 per basic and diluted share recorded in the comparable prior year period. The income per share for the six months ended September 30, 2014 was impacted by changes in fair value appreciation on Redeemable convertible preferred stock classified in mezzanine equity which reduced income available to common stockholders by $11.1 million, or $0.22 and $0.21 per basic and diluted share, respectively, for common stockholders.

Adjusted EBITDA(a)

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(b)	(As Restated)(b)
Domestic	$96,412	$96,210	0.2%
International	19,773	5,639	250.6%

Total adjusted EBITDA	$116,185	$101,849	14.1%

As a percentage of net sales	15.9%	14.7%

(a)	See section entitled “Non-GAAP Financial Measures” for further information.
(b)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$15,928	$18,081	$28,710	$24,482
Depreciation and amortization	17,367	16,374	34,751	32,400
Interest expense	4,947	5,044	9,233	10,095
Income tax expense	5,187	7,359	13,066	15,369

EBITDA	43,429	46,858	85,760	82,346
Derivative fair value adjustments	5,773	67	9,534	163
Foreign currency transaction (gains) losses	(151)	(205)	166	(75)
Loss on disposal of assets or businesses	295	281	1,161	345
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	769	878	1,638	1,675
Contingent consideration remeasurement	45	20	100	2
Stock-based compensation expense	1,170	5,964	2,212	10,129
ESOP deferred stock-based compensation	3,125	2,687	6,250	5,374
Expense related to executive termination payments	82	82	164	164
(Benefit) expense related to executive stock repurchase agreements	—	(758)	—	1,011
Loss on BaySaver step acquisition	490	—	490	—
Restatement costs(c)	8,710	—	8,710	—
Transaction costs (d)	—	—	—	715

Adjusted EBITDA	$63,737	$55,874	$116,185	$101,849

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(c)	Represents legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal year 2016.
(d)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO in fiscal year 2015.

Reconciliation of Segment Adjusted EBITDA to Net Income

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income for each of the periods indicated:

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$8,641	$7,287	$16,578	$1,503
Depreciation and amortization	15,243	2,124	14,937	1,437
Interest expense	4,901	46	5,020	24
Income tax expense (benefit)	6,703	(1,516)	9,330	(1,971)

Segment EBITDA	35,488	7,941	45,865	993
Derivative fair value adjustments	5,784	(11)	67	—
Foreign currency transaction gains	—	(151)	—	(205)
Loss on disposal of assets or businesses	289	6	251	30
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	260	509	291	587
Contingent consideration remeasurement	45	—	20	—
Stock-based compensation expense	1,170	—	5,964	—
ESOP deferred stock-based compensation	3,125	—	2,687	—
Expense related to executive termination payments	82	—	82	—
Benefit related to executive stock repurchase agreements	—	—	(758)	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (c)	8,710	—	—	—

Segment Adjusted EBITDA	$55,443	$8,294	$54,469	$1,405

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(c)	Represents legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal year 2016.

	Six Months Ended September 30,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$14,221	$14,489	$21,283	$3,199
Depreciation and amortization	30,405	4,346	29,595	2,805
Interest expense	8,938	295	10,062	33
Income tax expense (benefit)	13,529	(463)	16,861	(1,492)

Segment EBITDA	67,093	18,667	77,801	4,545
Derivative fair value adjustments	9,506	28	163	—
Foreign currency transaction gains	—	166	—	(75)
Loss (gain) on disposal of assets or businesses	1,341	(180)	311	34
Unconsolidated affiliates interest, tax, depreciation and amortization (b)	546	1,092	540	1,135
Contingent consideration remeasurement	100	—	2	—
Stock-based compensation expense	2,212	—	10,129	—
ESOP deferred stock-based compensation	6,250	—	5,374	—
Expense related to executive termination payments	164	—	164	—
Expense related to executive stock repurchase agreements	—	—	1,011	—
Loss on BaySaver step acquisition	490	—	—	—
Restatement costs (c)	8,710	—	—	—
Transaction costs (d)	—	—	715	—

Segment Adjusted EBITDA	$96,412	$19,773	$96,210	$5,639

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(c)	Represents legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal year 2016.
(d)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the IPO in fiscal year 2015.

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

The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net sales	$383,329	$366,714	$732,453	$693,148
Net sales associated with our unconsolidated affiliates
South American Joint Venture(b)	13,492	16,776	27,769	30,696
BaySaver joint venture(c)	485	3,423	3,611	5,760
Tigre-ADS USA joint venture(d)	4,031	3,697	8,637	7,230

System-Wide Net Sales	$401,337	$390,610	$772,470	$736,834

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings per Fully Converted Share. Adjusted Earnings per Fully Converted Share, which is a non-GAAP measure, is a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted Earnings per Fully Converted Share (Non-GAAP) by adjusting our Net income per share – Basic, Net income available to common stockholders – Basic, and Weighted average common shares outstanding – Basic, the most comparable GAAP measures.

To effect this adjustment with respect to Net income available to common stockholders - Basic, we have (1) removed the accretion of redeemable noncontrolling interest in subsidiaries, (2) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity, (3) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (4) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, and (5) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

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

The following table presents a reconciliation of Adjusted Net Income (Non-GAAP), Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP) and Adjusted Earnings Per Fully Converted Share (Non-GAAP) to Net income available to common stockholders – Basic, Weighted average common shares outstanding – Basic, and Net income per share – Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income available to common stockholders - Basic	$10,741	$20,553	$21,089	$9,096
Adjustments to net income available to common stockholders - Basic:
Accretion of redeemable noncontrolling interest	257	—	257	—
Change in fair value of Redeemable convertible preferred stock	—	(7,319)	—	11,054
Dividends to Redeemable convertible preferred stockholders	362	37	733	75
Dividends paid to unvested restricted stockholders	6	—	12	—
Undistributed income allocated to participating securities	980	2,657	1,949	1,229

Total adjustments to Net income available to common stockholders - Basic	1,605	(4,625)	2,951	12,358

Net income attributable to ADS	12,346	15,928	24,040	21,454
Fair Value of ESOP compensation related to Redeemable convertible preferred stock	3,125	2,687	6,250	5,374

Adjusted net income (Non-GAAP)	$15,471	$18,615	$30,290	$26,828

Weighted Average Common Shares Outstanding – Basic	53,882	51,518	53,753	49,538
Unvested restricted shares	117	196	132	229
Redeemable convertible preferred shares	19,504	20,099	19,598	20,099

Weighted Average Common Shares Outstanding - Fully Converted (Non-GAAP)	73,503	71,813	73,483	69,866

Net income per share - Basic	$0.20	$0.40	$0.39	$0.18
Adjusted Earnings Per Fully Converted Share (Non-GAAP)	$0.21	$0.26	$0.41	$0.38

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Working Capital and Cash Flows

During the six months ended September 30, 2015, our net decrease in cash was $0.1 million compared to a net increase of $2.7 million for the six months ended September 30, 2014. During the six months ended September 30, 2015, our source of funds was primarily driven by higher operating earnings, decreased inventories ($46.2 million), non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense) and net borrowings of $26.0 million of Long Term Debt. For the same period ending September 30, 2015, our use of cash was primarily driven by increased accounts receivable balances (up $100.3 million), and spending for capital expenditures ($20.2 million). During the six months ended September 30, 2014, our source of funds was primarily driven by higher operating earnings, proceeds of $79.1 million from shares sold during our IPO, decreased inventories ($26.1 million) and non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense). For the six months ended September 30, 2014, our use of cash was primarily driven by increased accounts receivable balances (up $97.7 million), spending for capital expenditures ($15.6 million), repayment of $95.3 million of Long Term Debt in second quarter fiscal 2015 and investments in joint ventures ($7.6 million).

As of September 30, 2015, we had $86.3 million in liquidity, including $3.5 million of cash and $82.8 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of September 30, 2015, we had total consolidated indebtedness of approximately $425.5 million, up $25.6 million compared to March 31, 2015. We had net borrowings on our revolving line of credit of $29.8 million, offset by $3.8 million of repayments on the term loan during the six months ended September 30, 2015.

The following table sets forth the major sources and uses of cash for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2015	2014
	(As Restated)(a)	(As Restated)(a)
Statement of Cash Flows data:
Net cash from operating activities	$16,924	$14,906
Net cash used in investing activities	(25,100)	(23,972)
Net cash from financing activities	7,674	11,946

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

Operating Cash Flows

During the six months ended September 30, 2015, cash provided by operating activities was $16.9 million as compared with $14.9 million for the six months ended September 30, 2014. Cash flow from operating activities during the six months ended September 30, 2015 was impacted by an increase in depreciation and amortization ($2.4 million), an increase in mark to market adjustments on derivatives ($9.8 million), and a reduction in deferred income taxes ($3.8 million), offset by a larger reduction of changes in working capital ($13.4 million) and a decrease in stock-based compensation ($8.0 million).

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

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325.0 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below. The Bank Term Loans also permit us to add additional commitments to the Revolving Credit Facility or the Term Loan Facility not to exceed $50 million in the aggregate. The proceeds of the Revolving Credit Facility are primarily used to provide for our ongoing working capital and capital expenditure needs, to finance acquisitions and distributions, and for our other general corporate purposes. The proceeds of the Term Loan Facility were primarily used for our general corporate purposes. The interest rates on the Bank Term Loans are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the Bank Term Loans are guaranteed by certain of our subsidiaries and secured by substantially all of our personal property assets. On December 20, 2013, we amended the Revolving Credit Facility to, among other terms, make certain amendments in order to permit the payment of a cash dividend. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the Revolving Credit Facility was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the Bank Term Loans, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 15. Subsequent Events” to this Form 10-Q/A. As of September 30, 2015, the outstanding principal drawn on the Revolving Credit Facility was $234.9 million, with $82.8 million available to be drawn. As of September 30, 2015, the outstanding principal balance of the Term Loan was $87.5 million.

For the prior year fiscal quarter ending September 30, 2015, we used the net proceeds from the initial public offering ($79.1 million), which closed on July 25, 2014, to repay a portion of our outstanding indebtedness under the Revolving Credit Facility.

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. According to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana is not permitted to make loans to ADS, Inc. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the ADS Mexicana Revolving Credit Facility was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the ADS Mexicana Revolving Credit Facility, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 15. Subsequent Events” to this Form 10-Q/A. As of September 30, 2015, there was no outstanding principal drawn on the ADS Mexicana Revolving Credit Facility with the entire $12.0 million available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. Pursuant to the private shelf agreement, on September 27, 2010, we issued $75 million in aggregate principal amount of the 5.60% Senior Series A Notes due September 24, 2018 to repurchase outstanding shares of common stock from certain of our stockholders and to repurchase outstanding shares of convertible preferred stock from the ESOP. On July 24, 2013, we issued $25 million in aggregate principal amount of the 4.05% Senior Series B Notes due September 24, 2019 for our general corporate purposes. The Senior Notes are guaranteed by certain of our subsidiaries and secured by substantially all of our assets. On December 20, 2013, we amended the private shelf agreement to, among other terms, make certain amendments in order to permit the payment of a cash dividend. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the private shelf agreement was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the Senior Notes, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 15. Subsequent Events” to this Form 10-Q/A. We have no further amount available for issuance of senior notes under the private shelf agreement. At September 30, 2015 the outstanding principal balance on these notes was $100.0 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive financial covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, The Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the financial statements included in “Item 8. Financial and Supplementary Data” of our Fiscal 2015 Form 10-K. We were in compliance with our debt covenants as of September 30, 2015, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

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

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2016 Form 10-K/A, which is being filed concurrently with this Form 10-Q/A. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2016 Form 10-K/A and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q/A.

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