Form 10-Q/A
period 2015-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-01-10
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

		Page
EXPLANATORY NOTE		1

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2015 (Restated) and March 31, 2015 (Restated)	2

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 (Restated) and 2014 (Restated)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2015 (Restated) and 2014 (Restated)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 (Restated) and 2014 (Restated)	5

	Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity for the nine months ended December 31, 2015 (Restated) and 2014 (Restated)	6

	Notes to the Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	50

ITEM 1A.	Risk Factors	50

ITEM 2.	Unregistered Sale of Equity Securities	50

ITEM 3.	Defaults Upon Senior Securities	50

ITEM 4.	Mine Safety Disclosures	50

ITEM 5.	Other Information	50

ITEM 6.	Exhibits	51

SIGNATURES		52

EXHIBIT INDEX		53

i

EXPLANATORY NOTE

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2016, Advanced Drainage Systems, Inc. identified errors in its historical consolidated financial statements related primarily to the accounting for stock-based compensation, as well as the compensation expense associated with certain executive employment agreements. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2015 as originally filed with the Securities and Exchange Commission on May 31, 2016 (the “Original Form 10-Q”): (i) Item 1 of Part I, “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 1A of Part II, “Risk Factors”. The Company has also updated the signature page, the certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and the consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. While no other sections were affected, for the convenience of the reader, all sections included in the Original Form 10-Q are presented herein. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement and to provide updated information regarding debt covenant waivers.

For further information about the restatement (the “Stock-Based Compensation Restatement”), see “Note 16. Restatement of Previously Issued Financial Statements” to our unaudited condensed consolidated financial statements included in “Part I. Financial Information” of this Form 10-Q/A. This Form 10-Q/A is being filed concurrently with the Company’s Form 10-K/A for the year ended March 31, 2016 and Forms 10-Q/A for the periods ended June 30, 2015 and September 30, 2015.

PART I.	FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, as restated)(1)

	As of
(Amounts in thousands, except par value)	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash	$6,412	$3,623
Receivables (less allowance for doubtful accounts of $4,516 and $5,423, respectively)	171,768	154,294
Inventories	199,589	260,550
Deferred income taxes and other current assets	26,936	25,943

Total current assets	404,705	444,410
Property, plant and equipment, net	387,654	375,813
Other assets:
Goodwill	100,205	98,679
Intangible assets, net	61,492	58,055
Other assets	49,220	61,167

Total assets	$1,003,276	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,860	$9,580
Current maturities of capital lease obligations	18,374	15,731
Accounts payable	74,000	111,893
Current portion of liability-classified stock-based awards	14,647	17,611
Other accrued liabilities	75,070	54,349
Accrued income taxes	14,318	6,299

Total current liabilities	232,269	215,463
Long-term debt obligation	301,565	390,315
Long-term capital lease obligations	56,265	45,503
Deferred tax liabilities	55,739	62,832
Other liabilities	37,464	38,865

Total liabilities	683,302	752,978
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,899 and 25,639 shares outstanding, respectively	311,240	320,490
Deferred compensation – unearned ESOP shares	(207,154)	(212,469)
Redeemable noncontrolling interest in subsidiaries	7,166	—

Total mezzanine equity	111,252	108,021
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 54,237 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	736,376	723,495
Common stock in treasury, at cost	(441,822)	(445,065)
Accumulated other comprehensive loss	(26,122)	(15,521)
Retained deficit	(86,484)	(114,590)

Total ADS stockholders’ equity	194,341	160,712
Noncontrolling interest in subsidiaries	14,381	16,413

Total stockholders’ equity	208,722	177,125

Total liabilities, mezzanine equity and stockholders’ equity	$1,003,276	$1,038,124

(1)	See Note 16. Restatement of Previously Issued Financial Statements.

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, as restated)(1)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net sales	$312,827	$279,871	$1,045,280	$973,019
Cost of goods sold	237,985	230,584	809,432	792,290

Gross profit	74,842	49,287	235,848	180,729
Operating expenses:
Selling	21,580	20,113	65,401	60,605
General and administrative	20,450	16,249	64,808	51,417
(Gain) loss on disposal of assets or businesses	(603)	193	558	538
Intangible amortization	2,182	2,328	7,049	7,551

Income from operations	31,233	10,404	98,032	60,618
Other expense:
Interest expense	4,723	4,631	13,956	14,726
Derivative losses and other expense, net	2,561	5,556	18,333	5,100

Income before income taxes	23,949	217	65,743	40,792
Income tax expense	10,090	2,498	23,156	17,867
Equity in net loss of unconsolidated affiliates	917	988	935	1,712

Net income (loss)	12,942	(3,269)	41,652	21,213
Less net (loss) income attributable to noncontrolling interest	(189)	1,372	4,481	4,400

Net income (loss) attributable to ADS	13,131	(4,641)	37,171	16,813

Accretion of Redeemable noncontrolling interest	(329)	—	(586)	—
Change in fair value of redeemable convertible preferred stock	—	—	—	(11,054)
Dividends to redeemable convertible preferred stockholders	(349)	(298)	(1,082)	(377)
Dividends paid to unvested restricted stockholders	(6)	(9)	(18)	(9)

Net income (loss) available to common stockholders and participating securities	12,447	(4,948)	35,485	5,373
Undistributed income allocated to participating securities	(1,016)	—	(2,965)	(378)

Net income (loss) available to common stockholders	$11,431	$(4,948)	$32,520	$4,995

Weighted average common shares outstanding:
Basic	54,133	52,986	53,880	50,691
Diluted	55,402	52,986	55,191	51,616
Net income (loss) per share:
Basic	$0.21	$(0.09)	$0.60	$0.10
Diluted	$0.21	$(0.09)	$0.59	$0.10
Cash dividends declared per share	$0.05	$0.04	$0.15	$0.04

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, as restated)(1)

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Net income (loss)	$12,942	$(3,269)	$41,652	$21,213
Other comprehensive loss:
Currency translation	(2,788)	(3,966)	(13,258)	(7,398)

Total other comprehensive loss	(2,788)	(3,966)	(13,258)	(7,398)

Comprehensive income (loss)	10,154	(7,235)	28,394	13,815
Less other comprehensive income (loss) attributable to noncontrolling interest, net of tax	(349)	(1,761)	(2,657)	(2,668)
Less net (loss) income attributable to noncontrolling interest	(189)	1,372	4,481	4,400

Total comprehensive income (loss) attributable to ADS	$10,692	$(6,846)	$26,570	$12,083

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, as restated)(1)

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014
Cash Flows from Operating Activities	$129,441	$90,252

Cash Flows from Investing Activities
Capital expenditures	(29,970)	(21,281)
Proceeds from disposition of assets or businesses	—	294
Cash paid for acquisitions, net of cash acquired	(3,188)	—
Investment in unconsolidated affiliates	—	(7,566)
Additions of capitalized software	(1,504)	(601)
Proceeds from note receivable to related party	3,854	—
Issuance of note receivable to related party	(3,854)	—
Other investing activities	(741)	(212)

Net cash used in investing activities	(35,403)	(29,366)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	322,700	250,200
Payments on Revolving Credit Facility	(378,300)	(359,500)
Payments on term loan	(6,250)	(4,375)
Proceeds from notes, mortgages, and other debt	6,563	—
Payments of notes, mortgages, and other debt	(7,183)	(1,948)
Payments on capital lease obligations	(14,906)	(6,619)
Payments for deferred initial public offering costs	—	(6,479)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131
Cash dividends paid	(12,671)	(4,254)
Other financing activities	231	205

Net cash used in financing activities	(89,816)	(53,639)

Effect of exchange rate changes on cash	(1,433)	(425)

Net change in cash	2,789	6,822
Cash at beginning of period	3,623	3,931

Cash at end of period	$6,412	$10,753

(1)	See Note 16. Restatement of Previously Issued Financial Statements

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited, as restated)(1)

	Common Stock		Paid-In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Deficit	Total ADS Stockholders’ (Deficit) Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ (Deficit) Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable non-controlling interest in subsidiaries	Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount	Amount
Balance at April 1, 2014, as previously reported	109,951	$11,957	$12,438	100,810	$(448,439)	$(6,830)	$(2,412)	$(433,286)	$18,584	$(414,702)	38,320	$549,119	26,129	$291,720	17,727	$(197,888)	$—	$642,951

Cumulative revision and restatement adjustments	(17)	—	(4,069)	—	—	—	(34,268)	(38,337)	—	(38,337)	17	240	—	—	—	—	—	240

Balance April 1, 2014 (Unaudited, As Restated)(1)	109,934	11,957	8,369	100,810	(448,439)	(6,830)	(36,680)	(471,623)	18,584	(453,039)	38,337	549,359	26,129	291,720	17,727	(197,888)	—	643,191

Net income	—	—	—	—	—	—	16,813	16,813	4,400	21,213	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,730)	—	(4,730)	(2,668)	(7,398)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(256)	(256)	—	(256)	—	—	—	—	—	—	—	—
Common stock dividend ($0.042 per share)	—	—	—	—	—	—	(2,127)	(2,127)	—	(2,127)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,871)	(1,871)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	(1,999)	—	—	—	—	(1,999)	—	(1,999)	—	—	—	—	(805)	10,063	—	10,063
Exercise of common stock options	—	—	5,352	(87)	388	—	—	5,740	—	5,740	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	5,082	(119)	531	—	—	5,613	—	5,613	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	(3)	—	—	(3)	—	(3)	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	3,017	(255)	1,137	—	—	4,154	—	4,154	—	—	(332)	(4,154)	—	—	—	(4,154)
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	—	11,054
Adjustments to Redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	—	(615,040)
Adjustments to redeemable common stock agreements	17	—	19,510	—	—	—	(1,254)	18,256		18,256	(17)	(240)	—	—	—	—	—	(240)

Balance December 31, 2014 (Unaudited, As Restated)(1)	153,560	$12,393	$713,147	100,356	$(446,479)	$(11,560)	$(87,402)	$180,099	$18,445	$198,544	—	$—	25,797	$322,469	16,922	$(211,674)	$—	$110,795

Balance at April 1, 2015, as previously reported	153,560	$12,393	$700,977	100,038	$(445,065)	$(15,521)	$(62,621)	$190,163	$16,413	$206,576	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Cumulative revision and restatement adjustments	—	—	22,518	—	—	—	(51,969)	(29,451)	—	(29,451)	—	—	—	—	—	—	—	—

Balance April 1, 2015 (Unaudited, As Restated)(1)	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	37,171	37,171	4,231	41,402	—	—	—	—	—	—	250	250
Other comprehensive loss	—	—	—	—	—	(10,601)	—	(10,601)	(2,657)	(13,258)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(967)	(967)	—	(967)	—	—	—	—	—	—	—	—
Common stock dividend ($0.15 per share)	—	—	—	—	—	—	(8,098)	(8,098)	—	(8,098)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,060	—	—	—	—	4,060	—	4,060	—	—	—	—	(425)	5,315	—	5,315
Exercise of common stock options	—	—	2,045	(77)	404	—	—	2,449	—	2,449	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	416	(69)	309	—	—	725	—	725	—	—	—	—	—	—	—	—
ESOP distribution in common stock	—	—	6,720	(569)	2,530	—	—	9,250	—	9,250	—	—	(740)	(9,250)	—	—	—	(9,250)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(360)	—	—	—	—	(360)	—	(360)	—	—	—	—	—	—	586	586

Balance December 31, 2015 (Unaudited, As Restated)(1)	153,560	$12,393	$736,376	99,323	$(441,822)	$(26,122)	$(86,484)	$194,341	$14,381	$208,722	—	$—	24,899	$311,240	16,565	$(207,154)	$7,166	$111,252

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2015 was derived from audited financial statements. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, in addition to the restatement adjustments described in Note 16. Restatement of Previously Issued Financial Statements, necessary to present fairly its financial position as of December 31, 2015 and the results of operations for the three and nine months ended December 31, 2015 and 2014 and cash flows for the nine months ended December 31, 2015 and 2014. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Annual Report on Form 10-K/A for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K/A”), filed concurrently with this form 10-Q/A.

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

	Nine months ended December 31,
(Amounts in thousands)	2015	2014
Net sales	$1,048,879	$981,736
Net income attributable to ADS	$37,209	$16,859

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

3.	INVENTORIES

Inventories as of December 31, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	December 31, 2015	March 31, 2015
Raw materials	$44,403	$50,198
Finished goods	155,186	210,352

Total inventories	$199,589	$260,550

We had no work-in-process inventories as of December 31, 2015 and March 31, 2015.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2015	$87,507	$11,172	$98,679
Acquisition	2,495	—	2,495
Currency translation	—	(969)	(969)

Balance at December 31, 2015	$90,002	$10,203	$100,205

Intangible Assets

Intangible assets as of December 31, 2015 and March 31, 2015 consisted of the following:

	December 31, 2015			March 31, 2015
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$44,579	$(28,740)	$15,839	$40,579	$(26,405)	$14,174
Customer relationships	40,470	(21,614)	18,856	43,167	(26,113)	17,054
Patents	6,938	(4,012)	2,926	6,547	(3,550)	2,997
Non-compete and other contractual agreements	1,231	(777)	454	1,365	(691)	674
Trademarks and tradenames	15,390	(3,903)	11,487	14,248	(3,051)	11,197

Total definite-lived intangible assets	108,608	(59,046)	49,562	105,906	(59,810)	46,096
Indefinite-lived intangible assets
Trademarks	11,930	—	11,930	11,959	—	11,959

Total intangible assets	$120,538	$(59,046)	$61,492	$117,865	$(59,810)	$58,055

5.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of December 31, 2015 and March 31, 2015 were as follows:

	December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$47	$—	$47	$—

Total assets at fair value on a recurring basis	$47	$—	$47	$—

Liabilities:
Derivative liability - interest rate swaps	$326	$—	$326	$—
Derivative liability - diesel fuel contracts	3,639	—	3,639	—
Derivative liability - propylene swaps	12,552	—	12,552	—
Contingent consideration for acquisitions	2,726	—	—	2,726

Total liabilities at fair value on a recurring basis	$19,243	$—	$16,517	$2,726

	March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets - currency forward contracts	$28	$—	$28	$—

Total assets at fair value on a recurring basis	$28	$—	$28	$—

Liabilities:
Derivative liability - interest rate swaps	$765	$—	$765	$—
Derivative liability - diesel fuel contracts	2,841	—	2,841	—
Derivative liability - propylene swaps	5,142	—	5,142	—
Contingent consideration for acquisitions	2,444	—	—	2,444

Total liabilities at fair value on a recurring basis	$11,192	$—	$8,748	$2,444

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2015 and 2014 were as follows:

Three months ended December 31, 2015 and 2014

(Amounts in thousands)	Contingent consideration
Balance at September 30, 2015	$2,869
Change in fair value	14
Payments of contingent consideration liability	(157)

Balance at December 31, 2015	$2,726

(Amounts in thousands)	Contingent consideration
Balance at September 30, 2014	$2,526
Change in fair value	(7)
Payments of contingent consideration liability	(154)

Balance at December 31, 2014	$2,365

Nine months ended December 31, 2015 and 2014

(amounts in thousands)	Contingent consideration
Balance at March 31, 2015	$2,444
Acquisition	750
Change in fair value	114
Payments of contingent consideration liability	(582)

Balance at December 31, 2015	$2,726

	Nine Months Ended December 31, 2014
(amounts in thousands)	Contingent Consideration	Executive stock repurchase agreements	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation - unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$16,934	$549,359	$291,720	$(197,888)	$663,023
Allocation of ESOP shares to participants	—	—	—	—	4,391	4,391
Change in fair value	(5)	1,302	65,921	34,903	(23,849)	78,272
Payments of contingent consideration liability	(528)	—	—	—	—	(528)
Transfer from Level 3	—	(18,236)	(615,280)	(326,623)	217,346	(742,793)

Balance at December 31, 2014	$2,365	$—	$—	$—	$—	$2,365

For the nine months ended December 31, 2014, our Redeemable common stock transferred out of Level 3, as these securities started actively trading on the NYSE during the second quarter of fiscal 2015. The liability associated with the executive stock repurchase agreements also transferred out of Level 3, as the underlying securities started actively trading on the NYSE during the second quarter of fiscal 2015. In addition, our Redeemable convertible preferred stock and Deferred compensation – unearned ESOP shares were reclassified from a recurring Level 3 fair value measurement to a non-recurring Level 3 fair value measurement as a result of the IPO. See Note 1. Background and Summary of Significant Accounting Policies for further information on the IPO. There were no further transfers in or out of Levels 1, 2 and 3 for the nine months ended December 31, 2015 and 2014, respectively.

Valuation of our Contingent Consideration for Acquisitions

The fair values of the contingent consideration payables for prior period acquisitions were calculated with reference to the estimated future value of the Inserta Tee and FleXstorm businesses, which are based on a discounted cash flow model. The undiscounted value is discounted to the present value using a market discount rate. The fair value of the contingent consideration liability related to the BaySaver acquisition was calculated based on a disclounted cash flow model, whereby the probability-weighted estimated future payment value is discounted to the present value using a market discount rate. The categorization of the framework used to price these liabilities is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

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

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and nine months ended December 31, 2015 and 2014, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business . These cash payments totaled $104 and $203 for the three and nine months ended December 31, 2015, respectively, and $102 and $271 for the three and nine months ended December 31, 2014, respectively.

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

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, ADS and South American Joint Venture jointly enter into agreements for pipe sales with their related parties which were $236 and $1,117 for the three and nine months ended December 31, 2015, respectively and $185 and $648 for the three and nine months ended December 31, 2014. As of December 31, 2015, ADS had a receivable from the South American Joint Venture of $254.

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

7.	DEBT

Long-term debt as of December 31, 2015 and March 31, 2015 consisted of the following:

(Amounts in thousands)	December 31, 2015	March 31, 2015
Bank Term Loans
Revolving Credit Facility — ADS	$149,500	$205,100
Term Note	85,000	91,250
Senior Notes payable	100,000	100,000
Industrial revenue bonds	2,925	3,545

Total	337,425	399,895
Current maturities	(35,860)	(9,580)

Long-term debt obligation	$301,565	$390,315

ADS Mexicana Scotia Bank Revolving Credit Facility

On December 11, 2014, our joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5,000. The proceeds of the revolving credit facility have primarily been used for short-term investment and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of December 31, 2015, there was no outstanding principal drawn on the Scotia Bank revolving credit facility with $5,000 available to be drawn.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events, such as provision to return adjustments. For the nine months ended December 31, 2015 and 2014, the Company utilized an effective tax rate of 35.2% and 43.8%, respectively, to calculate its provision for income taxes. The effective tax rate for the first nine months of the fiscal 2016 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of non-deductible items in our tax calculations.

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

The following table presents information necessary to calculate net income (loss) per share for the three and nine months ended December 31, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Net income (loss) per share - Basic
Net income (loss) attributable to ADS	$13,131	$(4,641)	$37,171	$16,813
Adjustment for:
Accretion of redeemable noncontrolling interest	(329)	—	(586)	—
Change in fair value of redeemable convertible preferred stock	—	—	—	(11,054)
Dividends to redeemable convertible preferred stock	(349)	(298)	(1,082)	(377)
Dividends paid to unvested restricted stockholders	(6)	(9)	(18)	(9)

Net income (loss) available to common stockholders and participating securities	12,447	(4,948)	35,485	5,373
Undistributed income allocated to participating securities	(1,016)	—	(2,965)	(378)

Net income (loss) available to common stockholders - Basic	11,431	(4,948)	32,520	4,995
Weighted average number of common shares outstanding - Basic	54,133	52,986	53,880	50,691

Net income (loss) per common share - Basic	$0.21	$(0.09)	$0.60	$0.10

Net income (loss) per share - Diluted
Net income (loss) available to common stockholders - Basic	$11,431	$(4,948)	$32,520	$4,995
Amount allocated to participating preferred stockholders	—	—	—	—
Preferred stock dividends, net of tax	—	—	—	—
Tax benefit on an as if converted common dividend	—	—	—	—
Additional compensation for leverage ESOP	—	—	—	—

Net income (loss) available to common stockholders - Diluted	11,431	(4,948)	32,520	4,995
Weighted average number of common shares outstanding - Basic	54,133	52,986	53,880	50,691
Assumed conversion of preferred stock	—	—	—	—
Assumed exercise of stock options	1,269	—	1,311	925

Weighted average number of common shares outstanding - Diluted	55,402	52,986	55,191	51,616

Net income (loss) per common share - Diluted	$0.21	$(0.09)	$0.59	$0.10

Potentially dilutive securities excluded as anti-dilutive	6,229	7,431	6,467	3,815

13.	BUSINESS SEGMENTS INFORMATION

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

The following sets forth certain additional financial information attributable to our reportable segments for the three and nine months ended December 31, 2015 and 2014, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Net Sales
Domestic	$266,750	$239,215	$892,215	$848,616
International	46,077	40,656	153,065	124,403

Total	$312,827	$279,871	$1,045,280	$973,019

Gross Profit
Domestic	66,503	41,901	204,323	162,156
International	8,339	7,386	31,525	18,573

Total	$74,842	$49,287	$235,848	$180,729

Segment Adjusted EBITDA
Domestic	44,458	30,535	140,865	126,746
International	5,058	3,472	24,836	9,111

Total	$49,516	$34,007	$165,701	$135,857

Interest expense, net
Domestic	4,606	4,613	13,544	14,675
International	117	18	412	51

Total	$4,723	$4,631	$13,956	$14,726

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Depreciation and amortization
Domestic	15,221	14,742	45,626	44,338
International	2,081	1,376	6,427	4,181

Total	$17,302	$16,118	$52,053	$48,519

Equity in net loss of unconsolidated affiliates
Domestic	(99)	(92)	224	312
International	(818)	(896)	(1,159)	(2,024)

Total	$(917)	$(988)	$(935)	$(1,712)

Capital expenditures
Domestic	7,446	4,673	23,921	19,461
International	2,327	1,012	6,049	1,820

Total	$9,773	$5,685	$29,970	$21,281

The following sets forth certain additional financial information attributable to our reporting segments as of December 31, 2015 and March 31, 2015, respectively.

	December 31, 2015	March 31, 2015
Investment in unconsolidated affiliates
Domestic	$2,976	$7,957
International	13,739	17,081

Total	$16,715	$25,038

Total identifiable assets
Domestic	$909,178	$938,996
International	144,230	168,320
Eliminations	(50,132)	(69,192)

Total	$1,003,276	$1,038,124

Reconciliation of Segment Adjusted EBITDA to Net (Loss) Income

	Three Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income (loss)	$13,846	$(904)	$(5,199)	$1,930
Depreciation and amortization	15,221	2,081	14,742	1,376
Interest expense	4,606	117	4,613	18
Income tax expense	7,196	2,894	2,251	247

Segment EBITDA	40,869	4,188	16,407	3,571
Derivative fair value adjustment	(1,733)	(51)	6,310	(256)
Foreign currency transaction losses (gains)	—	569	—	(561)
(Gain) loss on disposal of assets or businesses	(546)	(57)	175	18
Unconsolidated affiliates interest, tax depreciation and amortization(a)	223	409	648	700
Contingent consideration remeasurement	14	—	(7)	—
Stock-based compensation (benefit) expense	(5,206)	—	3,894	—
ESOP deferred stock-based compensation	3,125	—	2,690	—
Expense related to executive termination payments	94	—	82	—
Restatement costs(b)	7,618	—	—	—
Transaction costs(c)	—	—	336	—

Segment Adjusted EBITDA	$44,458	$5,058	$30,535	$3,472

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our secondary public offering in fiscal year 2015.

	Nine Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
Net income	$28,067	$13,585	$16,084	$5,129
Depreciation and amortization	45,626	6,427	44,338	4,181
Interest expense	13,544	412	14,675	51
Income tax expense (benefit)	20,725	2,431	19,112	(1,245)

Segment EBITDA	107,962	22,855	94,209	8,116
Derivative fair value adjustment	7,768	(18)	6,473	(256)
Foreign currency transaction losses (gains)	—	735	—	(636)
Loss (gain) on disposal of assets or businesses	795	(237)	486	52
Unconsolidated affiliates interest, tax depreciation and amortization(a)	769	1,501	1,188	1,835
Contingent consideration remeasurement	114	—	(5)	—
Stock-based compensation (benefit) expense	(2,994)	—	14,023	—
ESOP deferred stock-based compensation	9,375	—	8,064	—
Expense related to executive termination payments	258	—	246	—
Expense related to executive stock repurchase agreements	—	—	1,011	—
Loss related to BaySaver step acquisition	490	—	—	—
Restatement costs(b)	16,328	—	—	—
Transaction costs(c)	—	—	1,051	—

Segment Adjusted EBITDA	$140,865	$24,836	$126,746	$9,111

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our IPO and secondary public offering in fiscal year 2015.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2015 and 2014, the Company acquired Property, plant and equipment under capital lease and incurred lease obligations of $28,109 and $22,531, respectively. During the nine months ended December 31, 2014, the Company reclassified $19,729 related to the executive stock repurchase agreements from liability and mezzanine equity to Paid-in capital after the termination of the agreements upon the IPO in July 2014.

15.	SUBSEQUENT EVENTS

Subsequent Events Related to the Bank Term Loans and Senior Notes

Our long-term debt primarily consists of amounts outstanding under a Revolving Credit Facility with borrowing capacity of $325,000 for ADS, Inc., a Revolving Credit Facility for ADS-Mexicana with borrowing capacity of $12,000, and a $100,000 term note (collectively, the “Bank Term Loans”), and the $100,000 of outstanding senior promissory notes (“Senior Notes”). The amendments and consents described below that occurred between July 2015 and February 2016 related to the delay in the filing of the Fiscal 2015 Form 10-K, and the restatement of the Company’s previously issued financial statements (the “Restatement”) as reflected in the fiscal year 2015 Form 10-K, which was filed in March 2016.

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

Due to these errors, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements should no longer be relied upon. As a result, the Company has restated its condensed consolidated financial statements as of December 31, 2015 and March 31, 2015 and for the three and nine months ended December 31, 2015 and 2014. The restatement also affects periods prior to fiscal year 2015, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2015 opening stockholders’ equity (deficit) balance.

The column in the tables below labeled “Stock-Based Compensation Restatement” reflects the impact of these adjustments. The column in the tables below labeled “As Previously Reported” reflects the financial information reported as part of the Original Form 10-Q.

The following sections provide additional information relating to the accounting adjustments that were made to the Company’s historical condensed consolidated financial statements. These adjustments had no net impact on cash flows from operating activities, cash flows from investing activities or cash flows from financing activities in our condensed consolidated statements of cash flows for the nine months ended December 31, 2015 and 2014. For the three and nine months ended December 31, 2015 and 2014, the impact of the adjustments on the condensed consolidated statements of comprehensive income (loss) was limited to the change in net income.

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

Impact on Condensed Consolidated Statements of Operations

The effect of the revision and the restatement described above on the Company’s previously reported Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended December 31, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement		As Restated
Net sales	$312,827	$—	$—		$312,827
Cost of goods sold	239,504	(1,319)	(200	)(a)	237,985

Gross profit	73,323	1,319	200		74,842
Operating expenses:
Selling	21,880	—	(300	)(a)	21,580
General and administrative	25,776	—	(5,326	)(b)	20,450
Loss on disposal of assets or businesses	(603)	—	—		(603)
Intangible amortization	2,182	—	—		2,182

Income from operations	24,088	1,319	5,826		31,233

	Three Months Ended December 31, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Other expense:
Interest expense	4,723	—	—	4,723
Other miscellaneous expense, net	2,561	—	—	2,561

Income before income taxes	16,804	1,319	5,826	23,949
Income tax expense	8,100	663	1,327	10,090
Equity in net loss of unconsolidated affiliates	917	—	—	917

Net income	7,787	656	4,499	12,942
Less net income attributable to noncontrolling interest	(189)	—	—	(189)

Net income attributable to ADS	7,976	656	4,499	13,131

Accretion of Redeemable noncontrolling interest	(329)	—	—	(329)
Dividends to Redeemable convertible preferred stockholders	(349)	—	—	(349)
Dividends paid to unvested restricted stockholders	(6)	—	—	(6)

Net income available to common stockholders and participating securities	7,292	656	4,499	12,447
Undistributed income allocated to participating securities	(479)	(68)	(469)	(1,016)

Net income available to common stockholders	$6,813	$588	$4,030	$11,431

Weighted average common shares outstanding:
Basic	54,133	—	—	54,133
Diluted	54,527	710	165	55,402
Net income per share:
Basic	$0.13	0.01	0.07	$0.21
Diluted	$0.12	0.01	0.08	$0.21
Cash dividends declared per share	$0.05	—	—	$0.05

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of ($5,420) and $94 related to the adjustments for stock-based compensation and the executive termination payments, respectively.

	Three Months Ended December 31, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$279,871	$—	$—	$279,871
Cost of goods sold	230,693	(209)	100 (a)	230,584

Gross profit	49,178	209	(100)	49,287
Operating expenses:
Selling	19,913	—	200 (a)	20,113
General and administrative	14,115	—	2,134 (b)	16,249
Loss on disposal of assets or businesses	193	—	—	193
Intangible amortization	2,328	—	—	2,328

Income from operations	12,629	209	(2,434)	10,404
Other expense:
Interest expense	4,631	—	—	4,631
Other miscellaneous expense, net	5,556	—	—	5,556

Income before income taxes	2,442	209	(2,434)	217
Income tax expense	3,407	179	(1,088)	2,498
Equity in net loss of unconsolidated affiliates	988	—	—	988

Net loss	(1,953)	30	(1,346)	(3,269)

	Three Months Ended December 31, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Less net income attributable to noncontrolling interest	1,372	—	—	1,372

Net loss attributable to ADS	(3,325)	30	(1,346)	(4,641)

Dividends to Redeemable convertible preferred stockholders	(298)	—	—	(298)
Dividends paid to unvested restricted stockholders	(9)	—	—	(9)

Net loss available to common stockholders and participating securities	(3,632)	30	(1,346)	(4,948)
Undistributed income allocated to participating securities	—	—	—	—

Net loss available to common stockholders	$(3,632)	$30	$(1,346)	$(4,948)

Weighted average common shares outstanding:
Basic	52,986	—	—	52,986
Diluted	52,986	—	—	52,986
Net loss per share:
Basic	$(0.07)	—	(0.02)	$(0.09)
Diluted	$(0.07)	—	(0.02)	$(0.09)
Cash dividends declared per share	$0.04	—	—	$0.04

(a)	This entire amount relates to the adjustments for stock-based compensation
(b)	This amount consists of $2,052 and $82 related to the adjustments for stock-based compensation and the executive termination payments, respectively.

The effect of the revision and the restatement described above on the Company’s previously reported Condensed Consolidated Statements of Operations for the nine months ended December 31, 2015 and 2014 is as follows:

	Nine Months Ended December 31, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement		As Restated
Net sales	$1,045,280	$—	$—		$1,045,280
Cost of goods sold	815,636	(6,004)	(200	)(a)	809,432

Gross profit	229,644	6,004	200		235,848
Operating expenses:
Selling	65,701	—	(300	)(a)	65,401
General and administrative	69,207	—	(4,399	)(b)	64,808
Loss on disposal of assets or businesses	558	—	—		558
Intangible amortization	7,049	—	—		7,049

Income from operations	87,129	6,004	4,899		98,032
Other expense:
Interest expense	13,956	—	—		13,956
Other miscellaneous expense, net	18,333	—	—		18,333

Income before income taxes	54,840	6,004	4,899		65,743
Income tax expense	19,839	2,544	773		23,156
Equity in net loss of unconsolidated affiliates	935	—	—		935

Net income	34,066	3,460	4,126		41,652
Less net income attributable to noncontrolling interest	4,481	—	—		4,481

Net income attributable to ADS	29,585	3,460	4,126		37,171

Accretion of Redeemable noncontrolling interest	(586)	—	—		(586)
Dividends to Redeemable convertible preferred stockholders	(1,082)	—	—		(1,082)
Dividends paid to unvested restricted stockholders	(18)	—	—		(18)

Net income available to common stockholders and participating securities	27,899	3,460	4,126		35,485

	Nine Months Ended December 31, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Undistributed income allocated to participating securities	(2,159)	(375)	(431)	(2,965)

Net income available to common stockholders	$25,740	$3,085	$3,695	$32,520

Weighted average common shares outstanding:
Basic	53,880	—	—	53,880
Diluted	60,694	(5,874)	371	55,191
Net income per share:
Basic	$0.48	0.05	0.07	$0.60
Diluted	$0.46	0.07	0.06	$0.59
Cash dividends declared per share	$0.15	—	—	$0.15

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of ($4,657) and $258 related to the adjustments for stock-based compensation and the executive termination payments, respectively.

	Nine Months Ended December 31, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$973,019	$—	$—	$973,019
Cost of goods sold	793,220	(1,730)	800 (a)	792,290

Gross profit	179,799	1,730	(800)	180,729
Operating expenses:
Selling	59,705	—	900 (a)	60,605
General and administrative	43,756	—	7,661 (b)	51,417
Loss on disposal of assets or businesses	538	—	—	538
Intangible amortization	7,551	—	—	7,551

Income from operations	68,249	1,730	(9,361)	60,618
Other expense:
Interest expense	14,726	—	—	14,726
Other miscellaneous expense, net	5,100	—	—	5,100

Income before income taxes	48,423	1,730	(9,361)	40,792
Income tax expense	20,226	819	(3,178)	17,867
Equity in net loss of unconsolidated affiliates	1,712	—	—	1,712

Net income	26,485	911	(6,183)	21,213
Less net income attributable to noncontrolling interest	4,400	—	—	4,400

Net income attributable to ADS	22,085	911	(6,183)	16,813

Change in fair value of Redeemable convertible preferred stock	(11,054)	—	—	(11,054)
Dividends to Redeemable convertible preferred stockholders	(377)	—	—	(377)
Dividends paid to unvested restricted stockholders	(9)	—	—	(9)

Net income (loss) available to common stockholders and participating securities	10,645	911	(6,183)	5,373
Undistributed income allocated to participating securities	(995)	(106)	723	(378)

Net income (loss) available to common stockholders	$9,650	$805	$(5,460)	$4,995

Weighted average common shares outstanding:
Basic	50,691	—	—	50,691
Diluted	51,206	—	410	51,616
Net income (loss) per share:
Basic	$0.19	0.02	(0.11)	$0.10
Diluted	$0.19	0.02	(0.11)	$0.10
Cash dividends declared per share	$0.04	—	—	$0.04

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of $6,404, $1,011, and $246 related to the adjustments for stock-based compensation, the executive stock repurchase agreements and the executive termination payments, respectively.

Impact on Condensed Consolidated Balance Sheets

The effect of the revision and restatement described above on the Company’s previously reported Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015 is as follows:

	December 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$6,412	$—	$—	$6,412
Receivables, net	171,768	—	—	171,768
Inventories	204,131	(4,542)	—	199,589
Deferred income taxes and other current assets	19,965	3,532	3,439	26,936
Property, plant and equipment, net	387,654	—	—	387,654
Goodwill	100,205	—	—	100,205
Intangible assets, net	61,492	—	—	61,492
Other assets	49,220	—	—	49,220

Total assets	$1,000,847	$(1,010)	$3,439	$1,003,276

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$35,860	$—	$—	$35,860
Current maturities of capital lease obligations	18,374	—	—	18,374
Accounts payable	74,000	—	—	74,000
Current portion of liability-classified stock-based awards	—	—	14,647	14,647
Other accrued liabilities	75,070	—	—	75,070
Accrued income taxes	8,171	2,555	3,592	14,318
Long-term debt obligation	301,565	—	—	301,565
Long-term capital lease obligation	56,265	—	—	56,265
Deferred tax liabilities	60,567	(492)	(4,336)	55,739
Other liabilities	29,299	(44)	8,209	37,464

Total liabilities	659,171	2,019	22,112	683,302
Mezzanine equity	111,252	—	—	111,252
Common stock	12,393	—	—	12,393
Paid-in capital	713,695	—	22,681	736,376
Common stock in treasury, at cost	(441,822)	—	—	(441,822)
Accumulated other comprehensive loss	(26,122)	—	—	(26,122)
Retained deficit	(42,101)	(3,029)	(41,354)	(86,484)
Noncontrolling interest in subsidiaries	14,381	—	—	14,381

Total liabilities, mezzanine equity and stockholders’ equity	$1,000,847	$(1,010)	$3,439	$1,003,276

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$3,623	$—	$—	$3,623
Receivables, net	154,294	—	—	154,294
Inventories	269,842	(9,292)	—	260,550
Deferred income taxes and other current assets	18,972	3,532	3,439	25,943
Property, plant and equipment, net	377,067	(1,254)	—	375,813
Goodwill	98,679	—	—	98,679
Intangible assets, net	58,055	—	—	58,055
Other assets	61,167	—	—	61,167

Total assets	$1,041,699	$(7,014)	$3,439	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$9,580	$—	$—	$9,580
Current maturities of capital lease obligations	15,731	—	—	15,731
Accounts payable	111,893	—	—	111,893
Current portion of liability–classified stock-based awards	—	—	17,611	17,611
Other accrued liabilities	54,349	—	—	54,349
Accrued income taxes	6,041	11	247	6,299
Long-term debt obligation	390,315	—	—	390,315
Long-term capital lease obligation	45,503	—	—	45,503
Deferred tax liabilities	65,088	(492)	(1,764)	62,832
Other liabilities	28,602	(44)	10,307	38,865

Total liabilities	727,102	(525)	26,401	752,978
Mezzanine equity	108,021	—	—	108,021
Common stock	12,393	—	—	12,393
Paid-in capital	700,977	—	22,518	723,495
Common stock in treasury, at cost	(445,065)	—	—	(445,065)
Accumulated other comprehensive loss	(15,521)	—	—	(15,521)
Retained deficit	(62,621)	(6,489)	(45,480)	(114,590)
Noncontrolling interest in subsidiaries	16,413	—	—	16,413

Total liabilities, mezzanine equity and stockholders’ equity	$1,041,699	$(7,014)	$3,439	$1,038,124

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

The Company recognized stock-based compensation expense (benefit) in the following line items on the condensed consolidated statements of operations for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
Component of income before income taxes:
Cost of goods sold	$(200)	$100	$(200)	$800
Selling expenses	(300)	200	(300)	900
General and administrative expenses	(4,706)	3,594	(2,494)	12,323

Total stock-based compensation expense	$(5,206)	$3,894	(2,994)	$14,023

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

The Company determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the price of our common stock, risk-free interest rate, dividend yield and expiration date. During the three months ended December 31, 2015 and 2014, we recognized total stock-based compensation expense (benefit) under both stock option plans of $(5,432), and $3,218, respectively, and during the nine months ended December 31, 2015 and 2014, we recognized total stock-based compensation expense (benefit) under both plans of $(3,724), and $12,186, respectively.

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as summarized in the following table. For the periods prior to our IPO in fiscal 2015, the price of our common stock, as a private company, was based on an estimate of its fair value.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Common stock price	$22.39 - $32.31	$19.79 - $23.72	$22.39 - $32.37	$14.33 - $23.72
Expected stock price volatility	29.6% - 38.8%	27.3% - 51.5%	29.6% - 38.8%	27.3% - 51.5%
Risk-free interest rate	<0.1% - 2.2%	<0.1% - 2.1%	<0.1% - 2.2%	<0.1% - 2.1%
Weighted-average expected option life (years)	0.1 – 6.4	0.1 – 7.4	0.1 – 6.4	0.1 – 7.4
Dividend yield	0.8%	0.7%	0.8%	0.7%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014 and the Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015. For additional information and a detailed discussion of the revision and the restatement, see “Note 16. Restatement of Previously Issued Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

(Amounts in thousands, except per share data)	Three Months Ended December 31, 2015	% of Net Sales	Three Months Ended December 31, 2014	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$312,827	100.0%	$279,871	100.0%	11.8%
Cost of goods sold	237,985	76.1%	230,584	82.4%	3.2%

Gross profit	74,842	23.9%	49,287	17.6%	51.8%
Selling expenses	21,580	6.9%	20,113	7.2%	7.3%
General and administrative expenses	20,450	6.5%	16,249	5.8%	25.9%
(Gain) loss on disposal of assets or businesses	(603)	(0.2%)	193	0.1%	(412.4%)
Intangible amortization	2,182	0.7%	2,328	0.8%	(6.3%)

Income from operations	31,233	10.0%	10,404	3.7%	200.2%
Interest expense	4,723	1.5%	4,631	1.7%	2.0%
Derivative losses and other expense, net	2,561	0.8%	5,556	2.0%	(53.9%)

Income before income taxes	23,949	7.7%	217	—%	*
Income tax expense	10,090	3.2%	2,498	0.9%	303.9%
Equity in net loss of unconsolidated affiliates	917	0.3%	988	0.4%	(7.2%)

Net income (loss)	12,942	4.2%	(3,269)	(1.2%)	(495.9%)
Less net (loss) income attributable to noncontrolling interest	(189)	(0.1%)	1,372	0.5%	(113.8%)

Net income (loss) attributable to ADS	$13,131	4.3%	$(4,641)	(1.7%)	(382.9%)

Other financial data:
Adjusted EBITDA (b)	$49,516	15.8%	$34,007	12.2%	45.6%
System-Wide Net Sales (b)	$330,866	105.8%	$301,435	107.7%	9.8%
Adjusted Earnings Per Fully Converted Share (b)	$0.22	—	$(0.03)	—	*

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.
*	not meaningful

Net sales

	Three Months Ended December 31,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$196,162	$179,979	9.0%
Allied Products	70,588	59,236	19.2%

Total domestic	266,750	239,215	11.5%

International
Pipe	34,451	34,171	0.8%
Allied Products	11,626	6,485	79.3%

Total international	46,077	40,656	13.3%

Total net sales	$312,827	$279,871	11.8%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Cost of goods sold and Gross profit

Cost of Goods Sold increased $7.4 million or 3.2% to $238.0 million for the three months ended December 31, 2015 compared to $230.6 million over the comparable fiscal year 2015 period.

Gross profit for the three months ended December 31, 2015 increased $25.5 million or 51.8% over the comparable fiscal year 2015 period. Gross profit as a percentage of net sales totaled 23.9% for the three months ended December 31, 2015 as compared to 17.6% for the comparable fiscal year 2015 period.

Domestic gross profit increased $24.6 million, or 58.7%, to $66.5 million for the three months ended December 31, 2015 as compared to $41.9 million during the comparable prior year period. In addition to the impact of the 11.5% increase in domestic net sales over the comparable fiscal year 2015 period, the increase was driven by a reduction of 14.0% in the cost of pipe resin used in products sold during the quarter versus the comparable prior year period. Both virgin and non-virgin resin prices continued to decline during the third quarter of fiscal 2016. Freight costs totaled 9.7% of domestic net sales for the three months ended December 31, 2015, compared to 9.5% for the prior year period. The higher costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet which offset the benefit of diesel fuel prices moving lower throughout the quarter. Diesel prices declined approximately 30.0% compared to the prior year period.

International gross profit increased $0.9 million, or 12.9%, for the third quarter of fiscal year 2016 over the comparable fiscal year 2015 period. This was the result of the impact of the 13.3% increase in international net sales. Gross profit margins were negatively impacted by the continued devaluation of the Canadian dollar versus the U.S. dollar as revenue from our Canadian subsidiaries is transacted in the Canadian dollar whereas the cost of raw material is substantially transacted in U.S. dollars.

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

Selling expenses for the three months ended December 31, 2015 increased $1.5 million, or 7.3%, over the comparable fiscal year 2015 period. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses decreased to 6.9% for the third quarter of fiscal 2015 as compared to 7.2% for the comparable prior year period.

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

General and administrative expenses for the three months ended December 31, 2015 increased $4.3 million, or 25.9%, over the comparable fiscal year 2015 period. This increase was primarily related to incremental expenses for audit, tax, legal and other professional fees which amounted to $7.6 million related to the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no comparable amounts in the fiscal year 2015 period. In addition, salaries and compensation expense increased by $1.8 million during the third quarter of fiscal year 2016. There was also an additional $0.6 million in general and administrative expense from the acquisition of the Ideal and BaySaver businesses, as well as higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. These amounts were partially offset by a decrease in stock-based compensation of $8.3 million. Overall, general and administrative expenses amounted to 6.5% of net sales for the three months ended December 31, 2015 compared to 5.8% for the comparable prior year period.

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

Interest expense

Interest expense for the three months ended December 31, 2015 increased slightly, $0.1 million, or 2.0%, over the comparable fiscal year 2015 period. The modest increase in the current year third quarter was due to higher average debt outstanding, which was largely offset by lower average interest rates on our outstanding indebtedness.

Derivative losses and other expense, net

Derivative losses and other expense, net decreased $3.0 million over the comparable prior year period as a result of changes in both realized and unrealized gains and losses on hedging activities. The net derivative expense activity for the three months ended December 31, 2015 was $2.3 million (realized loss of $4.1 million less unrealized gain of $1.8 million). This compares to a net derivative expense of $6.5 million incurred during the comparable prior year period (realized loss of $0.4 million and an unrealized loss of $6.1 million). The balance of the change relates primarily to foreign currency transaction gains and other insignificant gains or losses.

Income tax expense

For the three months ended December 31, 2015 and 2014, the Company recorded an income tax provision of $10.1 million and $2.5 million, respectively. These provisions represent an effective tax rate of 42.1% and 1,151.2%, respectively. The fiscal year 2015 effective tax rate significantly exceeded the federal statutory rate due in part to the significant permanent differences associated with non-deductible ESOP stock appreciation and stock-based compensation expense, the effect of which was increased by the near break-even amount of pre-tax income, whereas the fiscal year 2016 effective tax rate more closely approximates a normal effective tax rate for the Company.

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

Net income (loss) attributable to ADS and Net income (loss) per share

Third quarter net income attributable to ADS for fiscal year 2016 was $13.1 million, improving from fiscal year 2015 third quarter’s net loss attributable to ADS of $4.6 million, as influenced by the factors noted above. Net income per share for the third quarter fiscal year 2016 totaled $0.21 per basic and diluted share, as compared to a loss of $0.09 per basic and diluted share recorded in the comparable prior year period.

Adjusted EBITDA(a)

(Amounts in thousands)	Three Months Ended December 31,
	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic	$44,458	$30,535	45.6%
International	5,058	3,472	45.7%

Total adjusted EBITDA	$49,516	$34,007	45.6%

As a percentage of net sales	15.8%	12.2%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

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

(Amounts in thousands, except per share data)	Nine Months Ended December 31, 2015	% of Net Sales	Nine Months Ended December 31, 2014	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$1,045,280	100.0%	$973,019	100.0%	7.4%
Cost of goods sold	809,432	77.4%	792,290	81.4%	2.2%

Gross profit	235,848	22.6%	180,729	18.6%	30.5%
Selling expenses	65,401	6.3%	60,605	6.2%	7.9%
General and administrative expenses	64,808	6.2%	51,417	5.3%	26.0%
Loss on disposal of assets or businesses	558	0.1%	538	0.1%	3.7%
Intangible amortization	7,049	0.7%	7,551	0.8%	(6.6%)

Income from operations	98,032	9.4%	60,618	6.2%	61.7%
Interest expense	13,956	1.3%	14,726	1.5%	(5.2%)
Derivative losses and other expense, net	18,333	1.8%	5,100	0.5%	259.5%

Income before income taxes	65,743	6.3%	40,792	4.2%	61.2%
Income tax expense	23,156	2.2%	17,867	1.8%	29.6%
Equity in net loss of unconsolidated affiliates	935	0.1%	1,712	0.2%	(45.4%)

Net income	41,652	4.0%	21,213	2.2%	96.4%
Less net income attributable to noncontrolling interest	4,481	0.4%	4,400	0.5%	1.8%

Net income attributable to ADS	$37,171	3.6%	$16,813	1.7%	121.1%

Other financial data:
Adjusted EBITDA(b)	$165,701	15.9%	$135,857	14.0%	22.0%
System-Wide Net Sales(b)	$1,103,336	105.6%	$1,038,269	106.7%	6.3%
Adjusted Earnings Per Fully Converted Share(b)	$0.63	—	$0.35	—	80.0%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

Net sales

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic
Pipe	$654,987	$637,728	2.7%
Allied Products	237,228	210,888	12.5%

Total domestic	892,215	848,616	5.1%

International
Pipe	121,368	102,320	18.6%
Allied Products	31,697	22,083	43.5%

Total international	153,065	124,403	23.0%

Total net sales	$1,045,280	$973,019	7.4%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Cost of goods sold and Gross profit

Cost of Goods Sold increased $17.1 million or 2.2% for the nine months ended December 31, 2015 compared with the same period during fiscal year 2015.

Gross profit increased $55.1 million or 30.5% from $180.7 million to $235.8 million for the nine months ended December 31, 2015 compared with the same period in the prior year. Gross profit as a percentage of net sales totaled 22.6% for the nine months ended December 31, 2015 as compared to 18.6% for the prior year.

Domestic gross profit increased $42.1 million, or 26.0%, to $204.3 million for the nine months ended December 31, 2015 as compared to $162.2 million during the prior year period. In addition to the impact of the 5.1% increase in domestic net sales over the comparable fiscal year 2015 period, the increase was also driven by a reduction in raw material costs of approximately 8.4%, particularly pipe resin costs. Raw material prices were flat in the first quarter and then declined in the second and third quarters of fiscal 2016 as compared to the prior year periods. Freight costs totaled 9.6% of domestic net sales for the nine months ended December 31, 2015, compared to 9.3% for the prior year period. Diesel prices began to moderate after the third quarter of fiscal year 2015 and continued to decline throughout fiscal 2016. The higher costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet, which offset the benefit of diesel fuel prices moving lower throughout the quarter. Diesel prices were approximately 31.0% below the prior fiscal year for the nine-month period.

International gross profit increased $12.9 million, or 69.7%, for the first nine months of fiscal year 2016 over the comparable fiscal year 2015 period. This was the result of the impact of a 23.0% increase in international net sales. Gross profit was also helped by improved gross profit performance in Mexico for the nine months ended December 31, 2015, as Mexico benefitted from lower resin costs.

Selling expenses

Selling expenses consist of field selling and customer service for personnel engaged in sales and sales support functions. Field selling and customer service expenditures primarily consists of personnel costs (salaries, benefits, and variable sales commissions), travel and entertainment expenses, marketing, promotion, and advertising expenses, as well as bad debt provisions.

Selling expenses for the nine months ended December 31, 2015 increased $4.8 million, or 7.9%, over the comparable fiscal year 2015 period, growing at a higher rate than the change in net sales. The increase was primarily the result of selling expenses related to Ideal Pipe and BaySaver, increases in variable selling expenses due to higher sales volume, and investments in additional sales coverage and growth initiatives. As a percentage of net sales, selling expenses increased slightly to 6.3% for the first nine months of fiscal 2016 as compared to 6.2% for the comparable prior year period.

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

General and administrative expenses for the nine months ended December 31, 2015 increased $13.4 million, or 26.0%, over the comparable 2015 fiscal year period. The increase was primarily the result of significant increases in professional fees for accounting, audit, tax, legal and other professional fees incurred in connection with the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no such amounts in the comparable fiscal 2015 period. These fees amounted to approximately $16.3 million for the nine months ended December 31, 2015. There was also an increase in salary and compensation expenses of $2.2 million, as well as incremental general and administrative expenses related to the Ideal Pipe and BaySaver acquisitions of $1.4 million. The remaining increase related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. These amounts were partially offset by a decrease in stock-based compensation of $14.8 million. Overall, general and administrative expenses amounted to 6.2% of net sales compared to 5.3% in the prior year.

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

Derivative losses and other expense, net

Derivative losses and other expense, net for the nine months ended December 31, 2015 increased $13.2 million over the comparable prior year period. The increase in expense is predominantly a result of both realized and unrealized losses on hedging activities. The hedging losses for the nine months ended December 31, 2015 were $18.5 million comprised of realized losses on cash settlements of $10.7 million and unrealized losses on mark-to-market adjustments of $7.8 million. This compares to a net hedging loss of $6.6 million incurred during the prior nine month period, consisting of realized losses on cash settlements of $0.4 million and unrealized losses of $6.2 million on the unfavorable mark-to-market adjustments. In addition to the hedging losses, the Company realized a loss of $0.5 million upon completing the acquisition of BaySaver as a result of remeasuring our investment as of the July 17, 2015 step acquisition. See “Note 2. Acquisitions.” The balance of the change relates primarily to foreign currency transaction activity and other insignificant gains or losses.

Income tax expense

For the nine months ended December 31, 2015 and 2014, the Company recorded income tax provisions of $23.2 million and $17.9 million, respectively, which represent an effective tax rate of 35.2% and 43.8%, respectively. The effective tax rate for the first nine months of the fiscal 2016 is lower than the prior year period primarily due to the shift in the projections of the proportion of income earned and higher income before income taxes reducing the impact of non-deductible items in our tax calculations.

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

Net income attributable to ADS and Net income (loss) per share

Net income attributable to ADS of $37.2 million increased from the preceding fiscal year’s net income attributable to ADS of $16.8 million, as influenced by the factors noted above. Net income per share for the first nine months of fiscal year 2016 totaled $0.60 and $0.59 per basic and diluted per share, respectively, as compared to $0.10 per basic and diluted share recorded in the comparable prior year period. The net income per share for the nine months ended December 31, 2014 was impacted by changes in fair value appreciation of Redeemable convertible preferred stock classified in mezzanine equity which reduced income available to common stockholders by $11.1 million, or $0.22 per share for common stockholders.

Adjusted EBITDA(a)

	Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	% Variance
	(As Restated)(a)	(As Restated)(a)
Domestic adjusted EBITDA	$140,865	$126,746	11.1%
International adjusted EBITDA	24,836	9,111	172.6%

Total adjusted EBITDA	$165,701	$135,857	22.0%

As a percentage of net sales	15.9%	14.0%

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	See section entitled “Non-GAAP Financial Measures” for further information.

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

The following table presents a reconciliation of Adjusted EBITDA to Net Income (Loss) for each of the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income (loss)	$12,942	$(3,269)	$41,652	$21,213
Depreciation and amortization	17,302	16,118	52,053	48,519
Interest expense	4,723	4,631	13,956	14,726
Income tax expense	10,090	2,498	23,156	17,867

EBITDA	45,057	19,978	130,817	102,325
Derivative fair value adjustments	(1,784)	6,054	7,750	6,217
Foreign currency transaction losses (gains)	569	(561)	735	(636)
(Gain) loss on disposal of assets or businesses	(603)	193	558	538
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	632	1,348	2,270	3,023
Contingent consideration remeasurement	14	(7)	114	(5)
Stock-based compensation (benefit) expense	(5,206)	3,894	(2,994)	14,023
ESOP deferred stock-based compensation	3,125	2,690	9,375	8,064
Expense related to executive termination payments	94	82	258	246
Expense related to executive stock repurchase agreements	—	—	—	1,011
Loss related to BaySaver step acquisition	—	—	490	—
Restatement costs (c)	7,618	—	16,328	—
Transaction costs (d)	—	336	—	1,051

Adjusted EBITDA	$49,516	$34,007	$165,701	$135,857

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(d)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our secondary public offering in fiscal year 2015.

Reconciliation of Segment Adjusted EBITDA to Net Income

The following table presents a reconciliation of Segment Adjusted EBITDA to Net Income (Loss), for each of the periods indicated:

	Three Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income (loss)	$13,846	$(904)	$(5,199)	$1,930
Depreciation and amortization	15,221	2,081	14,742	1,376
Interest expense	4,606	117	4,613	18
Income tax expense	7,196	2,894	2,251	247

Segment EBITDA	40,869	4,188	16,407	3,571
Derivative fair value adjustments	(1,733)	(51)	6,310	(256)
Foreign currency transaction losses (gains)	—	569	—	(561)
(Gain) loss on disposal of assets or businesses	(546)	(57)	175	18
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	223	409	648	700
Contingent consideration remeasurement	14	—	(7)	—
Stock-based compensation (benefit) expense	(5,206)	—	3,894	—
ESOP deferred stock-based compensation	3,125	—	2,690	—
Expense related to executive termination payments	94	—	82	—
Restatement costs (c)	7,618	—	—	—
Transaction costs (d)	—	—	336	—

Segment Adjusted EBITDA	$44,458	$5,058	$30,535	$3,472

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(d)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our IPO and secondary public offering in fiscal year 2015.

	Nine Months Ended December 31,
	2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income	$28,067	$13,585	$16,084	$5,129
Depreciation and amortization	45,626	6,427	44,338	4,181
Interest expense	13,544	412	14,675	51
Income tax expense (benefit)	20,725	2,431	19,112	(1,245)

Segment EBITDA	107,962	22,855	94,209	8,116
Derivative fair value adjustments	7,768	(18)	6,473	(256)
Foreign currency transaction losses (gains)	—	735	—	(636)
Loss (gain) on disposal of assets or businesses	795	(237)	486	52
Unconsolidated affiliates interest, tax, depreciation and amortization(b)	769	1,501	1,188	1,835
Contingent consideration remeasurement	114	—	(5)	—
Stock-based compensation (benefit) expense	(2,994)	—	14,023	—
ESOP deferred stock-based compensation	9,375	—	8,064	—
Expense related to executive termination payments	258	—	246	—
Expense related to executive stock repurchase agreements	—	—	1,011	—
Loss related to BaySaver step acquisition	490	—	—	—
Restatement costs (c)	16,328	—	—	—
Transaction costs(d)	—	—	1,051	—

Segment Adjusted EBITDA	$140,865	$24,836	$126,746	$9,111

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K.
(d)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our IPO and secondary public offering in fiscal year 2015.

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

The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2015	2014	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Reconciliation of System-Wide Net sales to Net Sales:
Net sales	$312,827	$279,871	$1,045,280	$973,019
Net sales associated with our unconsolidated affiliates
South American Joint Venture(b)	13,551	15,046	41,320	45,742
BaySaver joint venture(c)	—	2,913	3,611	8,673
Tigre-ADS USA joint venture(d)	4,488	3,605	13,125	10,835

System-Wide Net Sales	$330,866	$301,435	$1,103,336	$1,038,269

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.
(b)	On July 31, 2009, we entered into an arrangement to form our South American Joint Venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings per Fully Converted Share. Adjusted Earnings per Fully Converted Share is a non-GAAP measure and is a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP) by adjusting our Net income available to common stockholders – Basic, Weighted average common shares outstanding – Basic, and Net income per share – Basic, the most comparable GAAP measures.

To effect this adjustment with respect to Net income available to common stockholders - Basic, we have (1) removed the accretion of redeemable noncontrolling interest, (2) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity, (3) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (4) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, and (5) added back ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

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

The following table presents a reconciliation of Adjusted Net Income (Non-GAAP), Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP) and Adjusted Earnings Per Fully Converted Shares (Non-GAAP) to Net income (loss) available to common stockholders – Basic, Weighted average common shares outstanding – Basic, and Net income (loss) per share – Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income (loss) available to common stockholders - Basic	$11,431	$(4,948)	$32,520	$4,995
Adjustments to Net income (loss) available to common stockholders - Basic:
Accretion of redeemable noncontrolling interest	329	—	586	—
Change in fair value of Redeemable convertible preferred stock	—	—	—	11,054
Dividends to Redeemable convertible preferred stockholders	349	298	1,082	377
Dividends paid to unvested restricted stockholders	6	9	18	9
Undistributed income allocated to participating securities	1,016	—	2,965	378

Total adjustments to Net income (loss) available to common stockholders - Basic	1,700	307	4,651	11,818

Net income (loss) attributable to ADS	13,131	(4,641)	37,171	16,813
Adjustments to net income (loss) attributable to ADS:
Fair Value of ESOP compensation related to Redeemable convertible preferred stock	3,125	2,690	9,375	8,064

Adjusted net income (loss) (Non-GAAP)	$16,256	$(1,951)	$46,546	$24,877

Weighted Average Common Shares Outstanding - Basic	54,133	52,986	53,880	50,691
Adjustments to Weighted Average Common Shares Outstanding - Basic:
Unvested restricted shares	114	186	126	215
Redeemable convertible preferred shares	19,257	20,096	19,484	20,084

Weighted Average Common Shares Outstanding - Fully Converted (Non-GAAP)	73,504	73,268	73,490	70,990

Net income (loss) per share - Basic	$0.21	$(0.09)	$0.60	$0.10
Adjusted Earnings (Loss) Per Fully Converted Share (Non-GAAP)	$0.22	$(0.03)	$0.63	$0.35

(a)	See “Note 16. Restatement of Previously Issued Financial Statements” to the Condensed Consolidated Financial Statements.

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

Working Capital and Cash Flows

During the nine months ended December 31, 2015, our net increase in cash amounted to $2.8 million, compared to a net increase of $6.8 million for the nine months ended December 31, 2014. During the nine months ended December 31, 2015, our source of funds was primarily driven by higher operating earnings and a decrease in inventory of $61.0 million. For the same period ending December 31, 2015, our use of cash was primarily driven by increased accounts receivable balances (up $17.5 million), decrease in accounts payable and accrued liabilities including accrued income taxes ($9.1 million), capital expenditures ($30.0 million), payments on capital lease obligations ($14.9 million), the acquisition of an additional 10% interest in BaySaver and repayment of $62.5 million of Long Term Debt.

During the nine months ended December 31, 2014, our source of funds was primarily driven by higher operating earnings, proceeds of $79.1 million from our IPO of common stock and increased non-cash charges (ESOP and stock-based compensation expense and mark-to-market adjustments for changes in fair value of derivative contracts) and a decrease in inventory of $38.4 million. For the same period ending December 31, 2014, our increased use of cash was primarily driven by increased accounts receivable balances (up $12.8 million), decrease in accounts payable and accrued liabilities including accrued income taxes ($19.8 million), spending for capital expenditures ($21.3 million), payments on capital lease obligations ($6.6 million), investments in joint ventures ($7.6 million) and repayment of $115.6 million of Long Term Debt.

As of December 31, 2015, we had $170.9 million in liquidity, including $6.4 million of cash and $164.5 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

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

Working Capital

Net working capital decreased from $228.9 million as of March 31, 2015, to $172.4 million as of December 31, 2015, primarily due to the decline in inventory of $61.0 million resulting primarily from a seasonal decrease in the cost of raw material resins on hand at December 31, 2015, and an increase in the current maturities of debt and capital lease obligations of $29.0 million, offset by an increase in accounts receivable of $17.5 million due to sales increases and a $9.1 million decrease in accounts payable, accrued liabilities, and accrued income taxes.

Operating Cash Flows

During the nine months ended December 31, 2015, cash provided from operating activities was $129.4 million as compared with $90.3 million for the nine months ended December 31, 2014. Cash flow from operating activities during the nine months ended December 31, 2015 was impacted by higher net income, increased depreciation and amortization, and decreased inventory balances, offsetting the use of cash related to changes in receivables, accounts payable and accrued liabilities. Cash flow from operating activities for the nine months ended December 31, 2014 was impacted by moderately higher net income, stock-based compensation, inventory and accounts payable compared to the prior period, offsetting an increase in the use of cash related to changes in accounts receivable and other accrued liabilities, including accrued income taxes.

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

ADS Mexicana Revolving Credit Facility

On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12.0 million. The proceeds of the revolving credit facility are primarily used to cover working capital needs. The interest rates of the revolving credit facilities are determined by certain base rates or LIBOR rates, plus an applicable margin. The obligations under the revolving credit facility are guaranteed by us and certain of our subsidiaries and secured by substantially all of our assets. According to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana is not permitted to make loans to ADS, Inc. As a result of the restatements and delays in the filing of the various fiscal 2016 and 2015 Form 10-K and 10-Q filings, the ADS Mexicana Revolving Credit Facility was amended several times to extend the reporting deadlines for financial statements and debt covenant calculations. For further information about the ADS Mexicana Revolving Credit Facility, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A) and “Note 15. Subsequent Events” to this Form 10-Q/A. As of December 31, 2015, there was no outstanding principal drawn on the ADS Mexicana Revolving Credit Facility and the entire $12.0 million was available to be drawn.

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

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive financial covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Ratio. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash Income Taxes paid, by the sum of Fixed Charges. Fixed Charges include cash Interest expense, scheduled principal payments on Indebtedness, and ESOP Capital Distributions in excess of $10.0 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A (filed concurrently with this Form 10-Q/A). We were in compliance with our debt covenants as of December 31, 2015, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

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