Form 10-K/A
period 2016-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-01-10
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended March 31, 2016, Advanced Drainage Systems, Inc. identified errors in its historical consolidated financial statements related primarily to the accounting for stock-based compensation, as well as the compensation expense associated with certain executive employment agreements. As a result, Advanced Drainage Systems, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Fiscal 2016 Form 10-K/A”) to amend and restate in their entirety the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as originally filed with the Securities and Exchange Commission on September 15, 2016 (the “Original Form 10-K”): (i) Item 1 of Part I, “Business,” (ii) Item 1A of Part I, “Risk Factors,” (iii) Item 6 of Part II, “Selected Financial and Operating Data”, (iv) Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (v) Item 8 of Part II, “Financial Statements and Supplementary Data,” (vi) Item 9A of Part II, “Controls and Procedures,” and (vii) Item 15 of Part IV, “Exhibits and Financial Statement Schedules”. The Company has also updated the signature page, the consent of our independent registered public accounting firm in Exhibit 23.1, the certifications of the Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, and the consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101, as well as certain information in the “Grants of Plan-Based Awards for Fiscal Year 2016” section of Item 11 of Part III, “Executive Compensation”. While no other sections were affected, for the convenience of the reader, all sections included in the Original Form 10-K are presented herein. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures, other than as required to reflect the restatement and to provide updated information regarding debt covenant waivers.

For further information about the restatement (the “Stock-Based Compensation Restatement”), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 23. Restatement of Previously Issued Financial Statements” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A. Additionally, see “Item 6. Selected Financial and Operating Data” for a summary of the effects of the restatement adjustments on fiscal years 2013 and 2012, and “Note 24. Quarterly Financial Information (Unaudited)” to the consolidated financial statements included in this Annual Report presents historical unaudited consolidated quarterly financial information for each of the quarters during the years ended March 31, 2016 and 2015. This Form 10-K/A is being filed concurrently with the Company’s Forms 10-Q/A for the periods ended June 30, 2015, September 30, 2015 and December 31, 2015.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K/A and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K/A. In addition, even if our actual consolidated results of operations, financial condition, liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K/A, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K/A (including under the heading “Item 1A. Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things:

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

You should read this Annual Report on Form 10-K/A completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K/A are qualified by these cautionary statements. All forward-looking statements are made only as of the date of this Annual Report on Form 10-K/A, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K/A, the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries.

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the markets we serve in the United States represent approximately $10.8 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity. For fiscal year 2016, we generated net sales of $1,290.7 million, net income of $30.6 million and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $187.3 million and, as of March 31, 2016, we had $351.2 million of total outstanding debt. For a reconciliation of Adjusted EBITDA to the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Item 6. Selected Financial and Operating Data.”

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

In July 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our fiscal 2016 audited financial statements to August 31, 2016, and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

On July 17, 2015, we acquired an additional 10% of the issued and outstanding membership interests in BaySaver Technologies, LLC (“BaySaver”) for a purchase price of $3.2 million, subject to certain additional post-closing purchase price payments specified in the Purchase Agreement. Concurrent with the acquisition, we also entered into an amendment to the BaySaver joint venture agreement to change the voting rights for the joint venture from an equal vote for each member to a vote based upon the respective ownership interest. As a result of the acquisition and the amendment, the Company increased its ownership interest to 65% of the issued and outstanding membership interests in BaySaver and obtained the majority of the voting rights. As a result, our consolidated financial statements include the consolidation of BaySaver’s financial statements beginning on July 17, 2015. See “Note 3. Acquisitions” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 21. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

PRACTICES RELATED TO WORKING CAPITAL ITEMS

Information about the Company’s working capital practices is incorporated herein by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Working Capital and Cash Flows” of this Form 10-K/A.

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

You should carefully consider the risks described below, together with all other information included or incorporated by reference in this Annual Report on Form 10-K/A. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially adversely affected. In these circumstances, the market price of our common stock could decline significantly.

Risks Relating to the Restatement and Our Financial Reporting Process

The restatements of our previously issued financial statements and the related claims, investigations and proceedings arising out of the Prior Restatement have been time-consuming and expensive and could expose us to additional risks that would adversely affect our financial position, results of operations and cash flows.

As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Fiscal 2015 Form 10-K”), we restated our previously issued consolidated financial statements for the fiscal years ended March 31, 2014 and 2013, as well as each of the first three quarters in fiscal year 2015 and for all of the quarterly periods in fiscal year 2014 (the “Prior Restatement”). We also restated our financial results for the fiscal years ended March 31, 2012 and 2011, as summarized in “Item 6. Selected Financial and Operating Data” to our Fiscal 2015 Form 10-K. In addition, as described in this Fiscal 2016 Form 10-K/A, as a result of the Stock-Based Compensation Restatement, we have restated our previously issued consolidated financial statements for the fiscal years ended March 31, 2016, 2015 and 2014, as well as each of the quarters in fiscal years 2016 and 2015. We have also restated our financial results for the fiscal years ended March 31, 2013 and 2012, as summarized in “Item 6. Selected Financial and Operating Data” to this Fiscal 2016 Form 10-K/A. Both the Prior Restatement and the Stock-Based Compensation Restatement have been time-consuming and expensive and could expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows.

In particular, we have incurred significant expense, including audit, legal, consulting and other professional fees in connection with the Prior Restatement. Expenses incurred during fiscal year 2016 as a result of the Prior Restatement was approximately $28 million and we anticipate additional expenses during fiscal year 2017 as a result of the Stock-Based Compensation Restatement, as well as due to the delays in the preparation and filing of our fiscal year 2016 Forms 10-Q and 10-K due to the Prior Restatement. We have also incurred significant expense in connection with the ongoing remediation of the weaknesses in our internal control over financial reporting as further described below.

We are also subject to claims, investigations and proceedings arising out of the errors in our previously issued financial statements from the Prior Restatement, including securities class action litigation against us. See “The Prior Restatement of our previously issued financial results has resulted in private litigation as well as an ongoing investigation by the SEC, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.” The ongoing costs and expense associated with these matters could also have a material adverse impact on our results of operations, financial condition, liquidity and cash flows, which costs and expenses may be difficult to predict.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We have identified certain material weaknesses in internal control over financial reporting in the areas of (i) the Company’s control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment, (vi) ADS Mexicana revenue recognition cut-off practices, and (vii) accounting for stock-based compensation as described in “Item 9A. Controls and Procedures” of this Form 10-K/A. As a result of such material weaknesses, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

Further, we may be the subject of negative publicity focusing on the restatements of our previously issued financial results and related matters, and may be adversely impacted by negative reactions from our stockholders, creditors or others with which we do business. This negative publicity may impact our ability to attract and retain customers, employees and vendors. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

In addition, beginning with our 2016 Annual Report on Form 10-K, we are required to furnish a report by management, and our independent registered public accounting firm is required to provide an attestation report, on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2016. This could cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.

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

We continue to incur significant costs and expenses related to the ongoing remediation of the weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of any future misstatements in our financial statements. For more details about the status of our remediation plan, see “Item 9A. Controls and Procedures” of this Form 10-K/A. To the extent these steps are not successful, we may have to incur additional time and expense, which could adversely affect our financial position and cash flows. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the ongoing remediation of material weaknesses in our internal controls, which efforts could adversely affect our results of operations.

The Prior Restatement of our previously issued financial results has resulted in private litigation as well as an ongoing investigation by the SEC, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We are subject to a securities class action litigation suit currently pending in the United States District Court for the Southern District of New York as a result of the Prior Restatement. In addition, the Company has received document subpoenas from the SEC’s Division of Enforcement pursuant to a formal investigation. Both the securities class action litigation suit and SEC investigation are further described below under “Item 3 Legal Proceedings.” We could also become subject to additional litigation or government investigations and enforcement actions arising out of the Prior Restatement, the Stock-Based Compensation Restatement, as well as delinquent Exchange Act filings.

To date our management has devoted significant time and attention related to these matters, and we may be required to devote even more time and attention to such matters in the future, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already expended significant amounts investigating the claims underlying the class action litigation and SEC document production and expect to continue to need to expend significant amounts to defend such litigation and respond to the SEC investigation. Although we maintain insurance that may provide coverage for some or all of these expenses, and we have given notice to our insurers of the claims, there is risk that the insurers will rescind or otherwise not renew the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance. For additional discussion of these matters, see “Note 14. Commitments and Contingencies — Litigation” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”of this Form 10-K/A.

The New York Stock Exchange could commence procedures to delist our common stock, in the event we do not timely file all required periodic reports with the SEC, in which case the market price of our shares might decline and become more volatile and our shareholders’ ability to trade in our stock could be adversely affected.

As a result of our failure to timely file our 2016 Annual Report on Form 10-K with the SEC, as previously disclosed, on June 16, 2016 we received a notice from the NYSE informing us that we were not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual and that we were subject to the procedures set forth in the NYSE’s listing standards related to late filings. Under the NYSE rules, the Company was provided with six months from June 15, 2016 to file the delinquent 2016 Annual Report on Form 10-K, subject to periodic updates with the NYSE staff. In the event that the Company has not filed the Form 10-K and any required Forms 10-Q by the end of that six-month period, the Company may receive up to an additional six-month extension at the discretion of the NYSE. While we have filed the 2016 Annual Report on Form 10-K, we were required to file a Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 by August 9, 2016, as well as a Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 by November 9, 2016. Such Quarterly Reports have not been filed and we remain subject to the procedures set forth in the NYSE’s listing standards related to late filings and subject to the risk of delisting. On December 15, 2016, the NYSE granted us an extension until February 28, 2017 to file our delinquent reports, including the delinquent Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2016.

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

We did not file the 2016 Annual Report on Form 10-K within the timeframe required by the SEC. We also have not timely filed our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2016 and September 30, 2016. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. We may be able to use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases. In addition, our Revolving Credit Facility provides an aggregate commitment of up to $325.0 million. As of March 31, 2016, we had an additional $148.0 million of availability under the Revolving Credit Facility. Our subsidiary ADS Mexicana had $12.0 million in availability outstanding under a separate revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

We completed our initial public offering in fiscal year 2015. As such, we are now subject to the reporting and corporate governance requirements, the listing standards of the NYSE, and the Sarbanes-Oxley Act of 2002 that apply to issuers of listed equity, which impose certain compliance costs and obligations upon us. The changes necessitated by publicly listing our equity have required a significant commitment of additional resources and management oversight, which increases our operating costs. These requirements also place significant demands on our finance and accounting staff and on our financial accounting and information systems. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. These costs have been further increased by the significant legal, consulting and other professional fees incurred in connection with the completion of the restatement of our previously issued financial statements and the ongoing remediation of certain material weaknesses in our internal control over financial reporting as described in this Form 10-K/A.

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

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K/A.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following tables set forth selected historical consolidated financial data, for the periods and as of the dates indicated, that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K/A. We derived the consolidated statements of operations and cash flow data for the years ended March 31, 2016, 2015, and 2014 and our consolidated balance sheet data as of March 31, 2016 and 2015 from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K/A, which have been restated to correct errors identified in the previously issued consolidated financial statements. Refer to “Item 8. Financial Statements and Supplementary Data, Note 23. Restatement of Previously Issued Financial Statements” of this Form 10-K/A. The consolidated statements of operations and cash flow data for the years ended March 31, 2013 and 2012 and our consolidated balance sheet data as of March 31, 2014, 2013 and 2012 have been revised and restated to reflect the impact of the adjustments resulting from the revision and the restatement, but such restated data has not been audited. Our historical results are not necessarily indicative of future results.

(Amounts in thousands)	2016	2015	2014	2013(9)	2012(9)
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)	(As Restated)
Consolidated statement of operations data:
Net sales	$1,290,678	$1,180,073	$1,067,780	$1,017,102	$1,015,667
Cost of goods sold	1,005,326	974,960	875,232	829,849	839,637

Gross profit	285,352	205,113	192,548	187,253	176,030
Selling expenses	88,478	80,481	74,042	71,805	70,542
General and administrative expenses	92,504	75,855	62,897	52,140	61,267
Loss (gain) on disposal of assets or businesses (2)	812	362	(2,863)	(951)	(44,204)
Intangibles amortization	9,224	9,754	10,145	10,028	8,074

Income from operations	94,334	38,661	48,327	54,231	80,351
Interest expense	18,460	19,368	18,807	18,526	22,994
Derivative losses (gains) and other expense (income), net (3)	16,575	14,370	(1,177)	103	1,487

Income before income taxes	59,299	4,923	30,697	35,602	55,870
Income tax expense	23,498	6,284	19,637	13,339	26,184
Equity in net loss (income) of unconsolidated affiliates	5,234	2,335	3,086	(266)	(631)

Net income (loss)	30,567	(3,696)	7,974	22,529	30,317
Less net income attributable to noncontrolling interest	5,515	4,131	3,593	2,520	968

Net income (loss) attributable to ADS	25,052	(7,827)	4,381	20,009	29,349

Accretion of redeemable noncontrolling interest	(932)	—	—	—	—
Change in fair value of redeemable convertible preferred stock	—	(11,054)	(3,979)	(5,869)	(10,257)
Dividends to redeemable convertible preferred stockholders	(1,425)	(661)	(10,139)	(736)	(668)
Dividends paid to unvested restricted stockholders	(24)	(11)	(25)	(52)	(34)

Net income (loss) available to common stockholders and participating securities	22,671	(19,553)	(9,762)	13,352	18,390
Undistributed loss allocated to participating securities	(1,270)	—	—	(1,046)	(1,634)

Net income (loss) available to common stockholders	$21,401	$(19,553)	$(9,762)	$12,306	$16,756

(Amounts in thousands, except per share data)	2016	2015	2014(9)	2013(9)	2012(9)
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)	(As Restated)
Weighted average common shares outstanding:
Basic	53,978	51,344	47,277	46,698	46,293
Diluted	55,176	51,344	47,277	47,254	46,730
Fully Converted (4)	73,500	71,601	67,877	67,545	67,337
Net income (loss) per share
Basic	$0.40	$(0.38)	$(0.21)	$0.26	$0.36
Diluted	0.39	(0.38)	(0.21)	0.26	0.36
Fully Converted (4)	0.48	0.06	0.55	0.40	0.51
Cash dividends declared per share	0.20	0.08	1.68	0.10	0.09

Consolidated balance sheet data:
Cash	$6,555	$3,623	$3,931	$1,361	$2,082
Working capital (5)	187,378	228,947	226,535	190,334	187,976
Total assets	1,040,447	1,038,124	983,133	945,411	938,831
Long-term debt	315,345	390,315	442,895	338,048	358,790
Long-term capital lease obligations	56,809	45,503	34,366	28,851	23,529
Total liabilities	726,211	752,978	792,981	669,435	683,959
Total mezzanine equity (6)	111,747	108,021	643,191	608,346	557,563
Total stockholders’ equity (deficit)	202,489	177,125	(453,039)	(332,370)	(302,691)

Consolidated statement of cash flows data:
Net cash provided by operating activities	$135,342	$74,379	$72,410	$75,353	$62,507
Net cash used in investing activities	(49,018)	(76,093)	(38,712)	(44,796)	(33,838)
Net cash (used in) provided by financing activities	(82,964)	1,791	(31,109)	(31,338)	(28,784)

Other financial data:
Adjusted EBITDA (7)	$187,340	$143,877	$151,333	$131,591	$119,601
Capital expenditures	44,942	32,080	40,933	39,835	28,349
Free cash flow (8)	90,400	42,299	31,477	35,518	34,158

(1)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.
(2)	During fiscal 2012, we sold our Septic Chamber business and recognized a gain of $44.6 million.
(3)	Derivative losses (gains) and other expense (income), net for the fiscal years ended March 31, 2016 and 2015 includes unfavorable mark-to-market adjustments of $2.2 million and $7.7 million, respectively, for changes in fair value on derivative contracts, and for the year ended March 31, 2015, it also includes a loss on a currency hedge tied to our Ideal Pipe acquisition of $5.6 million.
(4)	Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding, which are non-GAAP measures, are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP), Adjusted Net Income (Non-GAAP), and Weighted average fully converted common shares outstanding (Non-GAAP), by adjusting our Net income per share — Basic, Net income available to common stockholders - Basic and Weighted average common shares outstanding — Basic, the most comparable GAAP measures. To effect this adjustment with respect to Net income available to common stockholders – Basic, we have (1) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity, (2) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, (4) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes and (5) added back compensation expense recorded as a result of the January 2014 Special Dividend.

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

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP), Adjusted Net Income (Non-GAAP) and Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP) to Net income (loss) per share — Basic, Net income (loss) available to common stockholders - Basic and Weighted average common shares outstanding — Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Net income (loss) available to common stockholders - Basic	$21,401	$(19,553)	$(9,762)	$12,306	$16,756
Adjustments to Net income (loss) available to common stockholders - Basic:
Change in fair value of redeemable convertible preferred stock	—	11,054	3,979	5,869	10,257
Accretion of Redeemable non-controlling interest in subsidiaries	932	—	—	—	—
Dividends to redeemable convertible preferred stockholders	1,425	661	10,139	736	668
Dividends paid to unvested restricted stockholders	24	11	25	52	34
Undistributed income allocated to participating securities	1,270	—	—	1,046	1,634

Total adjustments to net income (loss) available to common stockholders - Basic	3,651	11,726	14,143	7,703	12,593

Net income (loss) attributable to ADS	25,052	(7,827)	4,381	20,009	29,349
Adjustments to net income (loss) attributable to ADS:
Fair value of ESOP compensation related to Redeemable convertible preferred stock	10,250	12,144	7,891	7,283	4,957
Special dividend compensation	—	—	25,134	—	—

Adjusted net income (Non-GAAP)	$35,302	$4,317	$37,406	$27,292	$34,306

Weighted average common shares outstanding — Basic	53,978	51,344	47,277	46,698	46,293
Adjustments to Weighted Average Common Shares Outstanding — Basic:
Unvested restricted shares	123	228	336	292	208
Redeemable convertible preferred shares	19,399	20,029	20,264	20,555	20,836

Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP)	73,500	71,601	67,877	67,545	67,337

Net income (loss) per share - Basic	$0.40	$(0.38)	$(0.21)	$0.26	$0.36
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.48	$0.06	$0.55	$0.40	$0.51

(5)	Working capital is equal to current assets less current liabilities. Working capital is an indication of liquidity and potential need for short-term funding.
(6)

Our mezzanine equity consists of the Redeemable convertible preferred stock held by our ESOP and Redeemable common stock held by certain stockholders who have certain rights associated with such shares, which rights are considered to be a redemption right, which is beyond our control, as well the Redeemable noncontrolling interest in subsidiaries related to the noncontrolling interest in the BaySaver joint venture and the Common stock subject to repurchase agreements. See “Note 17. Mezzanine Equity,” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of

this Form 10-K/A for further information regarding the accounting treatment for certain of the amounts included in mezzanine equity, as well as “Note 16. Stockholders’ Equity,” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K/A for further information regarding the accounting treatment of our Common stock subject to repurchase agreements. Upon the effective date of our IPO (July 25, 2014), the redemption feature of our Redeemable common stock was terminated. As a result, the Redeemable common stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to permanent equity. In addition, upon the effective date of the IPO, the redemption feature of our Redeemable convertible preferred stock was no longer applicable. However, if our common stock is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the ESOP trustee, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. As such, the Redeemable convertible preferred stock was recorded to fair value at the effective date of the IPO on July 25, 2014 and will remain in mezzanine equity without further adjustment to carrying value unless it becomes probable that the redemption feature will become applicable. See “Note 8. Fair Value Measurement” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K/A for further information regarding the accounting treatment for our mezzanine equity post-IPO.
(7)	Adjusted EBITDA, a non-GAAP financial measure, has been presented in this Annual Report on Form 10-K/A as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Adjusted EBITDA is included in this Annual Report on Form 10-K/A because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most comparable GAAP measure, for each of the periods indicated.

(Amounts in thousands)	2016	2015	2014	2013	2012
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Net income (loss)	$30,567	$(3,696)	$7,974	$22,529	$30,317
Depreciation and amortization	71,009	65,472	63,674	63,102	63,264
Interest expense	18,460	19,368	18,807	18,526	22,994
Income tax expense	23,498	6,284	19,637	13,339	26,184

EBITDA	143,534	87,428	110,092	117,496	142,759
Derivative fair value adjustments (a)	2,163	7,746	(53)	(4)	2,315
Foreign currency transaction losses (b)	697	5,404	845	1,085	378
Loss (gain) on disposal of assets or businesses (c)	812	362	(2,863)	(951)	(44,204)
Unconsolidated affiliates interest, taxes, depreciation and amortization (d)	3,215	3,585	2,845	2,137	1,920
Special dividend compensation (e)	—	—	25,134	—	—
Contingent consideration remeasurement	371	174	738	(74)	63
Stock-based compensation expense (benefit) (f)	(5,868)	24,247	4,338	3,017	3,683
ESOP deferred stock-based compensation (g)	10,250	12,144	7,891	7,283	4,957
Expense (benefit) related to executive termination payments(h)	(294)	328	737	832	758
Expense related to executive stock repurchase agreements(i)	—	1,011	69	770	2,072

(Amounts in thousands)	2016	2015	2014	2013	2012
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Loss related to BaySaver step acquisition	490	—	—	—	—
Asset impairment	—	—	—	—	4,900
Restatement costs (j)	27,970	—	—	—	—
Impairment of investment in unconsolidated affiliate (k)	4,000	—	—	—	—
Transaction costs (l)	—	1,448	1,560	—	—

Adjusted EBITDA	$187,340	$143,877	$151,333	$131,591	$119,601

(a)	Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to diesel fuel, interest rate and propylene swaps. The impact of resin physical and financial derivatives is included in cost of goods sold.
(b)	Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal year 2015 includes a $5.6 million loss on Canadian currency derivative contract related to the Ideal Pipe acquisition.
(c)	During fiscal 2012, we sold our septic chamber business and recognized a gain of $44.6 million.
(d)	Represents our proportional share of interest, income taxes, depreciation and amortization related to our South American joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal year 2014 includes our proportionate share of an asset impairment of $1.0 million recorded by our South American joint venture.
(e)	Represents compensation recorded as a result of the January 2014 Special Dividend on shares of Redeemable convertible preferred stock held by the ESOP.
(f)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(g)	Represents the non-cash stock-based compensation expense attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(h)	Represents the non-cash compensation expense recorded related to future bonus payments to certain executives upon retirement or other qualified termination events.
(i)	Represents the non-cash compensation expense recorded related to agreements with certain executives to repurchase their company stock at the time of death or certain events of termination. These agreements were terminated upon the IPO.
(j)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements.
(k)	Represents an other-than-temporary impairment of our investment in the South American Joint Venture.
(l)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and asset acquisitions and dispositions.

(8)	Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and the Company’s board of directors to assess the Company’s ability to generate cash. Accordingly, Free cash flow has been presented in this Annual Report on Form 10-K/A as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that Free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

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

(Amounts in thousands)	2016	2015	2014	2013	2012
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Cash flow from operating activities	$135,342	$74,379	$72,410	$75,353	$62,507
Capital expenditures	(44,942)	(32,080)	(40,933)	(39,835)	(28,349)

Free cash flow	$90,400	$42,299	$31,477	$35,518	$34,158

(9)	As further described in the Explanatory Note and “Item 8. Financial Statements and Supplementary Data, Note 23. Restatement of Previously Issued Financial Statements” of this Form 10-K/A, we have revised and restated our prior period consolidated financial statements. The effect of the revision and the restatement on the Company’s previously reported consolidated statements of operations for the years ended March 31, 2013 and 2012, as well as the Company’s previously reported consolidated balance sheets as of March 31, 2014, 2013 and 2012, is summarized below. These corrections had no net impact on cash flows from operating activities, cash flows from investing activities or cash flows from financing activities in our consolidated statements of cash flows for the fiscal years ended March 31, 2013 and 2012. The column in the tables below labeled “As Previously Reported” reflects the financial information reported as part of the Fiscal 2015 Form 10-K.

The effect of the revision and the restatement on the Company’s previously reported consolidated statements of operations for the years ended March 31, 2013 and 2012 is as follows:

	For the Year Ended March 31, 2013
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$1,017,102	$—	$—	$1,017,102

Gross profit	187,961	(708)	—	187,253
Income from operations	57,478	(708)	(2,539)	54,231
Income before income taxes	38,849	(708)	(2,539)	35,602
Net income	23,180	(418)	(233)	22,529

Net income attributable to ADS	20,660	(418)	(233)	20,009

Net income available to common stockholders	$12,877	$(368)	$(203)	$12,306

Weighted average common shares outstanding:
Basic	46,698	—	—	46,698
Diluted	47,249	—	5	47,254
Net income per share:
Basic	$0.28	$(0.01)	$(0.01)	$0.26
Diluted	$0.27	$(0.01)	—	$0.26
Cash dividends declared per share	$0.10			$0.10

	For the Year Ended March 31, 2012
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$1,015,667	$—	$—	$1,015,667

Gross profit	176,030	—	—	176,030
Income from operations	85,600	—	(5,249)	80,351
Income before income taxes	61,119	—	(5,249)	55,870
Net income	35,566	—	(5,249)	30,317

Net income attributable to ADS	34,598	—	(5,249)	29,349

Net income available to common stockholders	$21,402	$—	$(4,646)	$16,756

Weighted average common shares outstanding:
Basic	46,293	—	—	46,293
Diluted	47,051	—	(321)	46,730
Net income per share:
Basic	$0.46	—	(0.10)	$0.36
Diluted	$0.45	—	(0.09)	$0.36
Cash dividends declared per share	$0.09			$0.09

The effect of the revision and the restatement on the Company’s previously reported consolidated balance sheets as of March 31, 2014, 2013 and 2012 is as follows:

	March 31, 2014
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Cash	$3,931	$—	$—	$3,931
Working capital	241,004	(5,840)	(8,629)	226,535
Total assets	989,567	(7,080)	646	983,133
Long-term debt	442,895	—	—	442,895
Long-term capital lease obligations	34,366	—	—	34,366
Total liabilities	761,318	(531)	32,194	792,981
Total mezzanine equity	642,951	—	240	643,191
Total stockholders’ equity (deficit)	(414,702)	(6,549)	(31,788)	(453,039)

	March 31, 2013
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Cash	$1,361	$—	$—	$1,361
Working capital	204,034	(4,926)	(8,774)	190,334
Total assets	950,765	(6,162)	808	945,411
Long-term debt	338,048	—	—	338,048
Long-term capital lease obligations	28,851	—	—	28,851
Total liabilities	642,342	(508)	27,601	669,435
Total mezzanine equity	608,346	—	—	608,346
Total stockholders’ equity (deficit)	(299,923)	(5,654)	(26,793)	(332,370)

	March 31, 2012
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Cash	$2,082	$—	$—	$2,082
Working capital	197,718	—	(9,742)	187,976
Total assets	938,831	—	—	938,831
Long-term debt	358,790	—	—	358,790
Long-term capital lease obligations	23,529	—	—	23,529
Total liabilities	656,953	—	27,006	683,959
Total mezzanine equity	557,563	—	—	557,563
Total stockholders’ equity (deficit)	(275,685)	—	(27,006)	(302,691)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2016 refers to fiscal 2016, which is the period from April 1, 2015 to March 31, 2016.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Item 1A. Risk Factors” and “Cautionary Statement About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K/A. You should read the following discussion together with the sections titled “Item 1A. Risk Factors,” “Item 6. Selected Financial and Operating Data” and our consolidated financial statements, including the related notes, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported Consolidated Financial Statements for the years ended March 31, 2016, 2015 and 2014. For additional information and a detailed discussion of the revision and the restatement, see “Note 23. Restatement of Previously Issued Financial Statements” included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K/A.

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

Currency Exchange Rates

Although we sell and manufacture our products in many countries, our sales and production costs are primarily denominated in U.S. dollars. We have wholly-owned facilities in Canada, the Netherlands, and Puerto Rico and joint venture facilities in Mexico, Chile, Brazil, Argentina, Colombia and Peru. The functional currencies in the areas in which we have wholly-owned facilities and joint venture facilities other than the U.S. dollar are the Canadian dollar, Euro, Mexican peso, Chilean peso, Brazilian real, Argentine peso and Colombian peso. From time to time, we use derivatives to reduce our exposure to currency fluctuations. In 2013, we entered into Euro-denominated forward contracts to hedge transactions related to the procurement of new equipment, which expired prior to March 31, 2014. Also in 2013, our South American Joint Venture entered into multiple non-deliverable forward contracts to reduce its exposure to fluctuations in the U.S. dollar relative to the Chilean peso, Argentine peso, Colombian peso and Brazilian real. During fiscal 2015, we began to implement hedging strategies to manage exposure to the Canadian dollar and, to a lesser extent, the Mexican peso, which we continued in fiscal 2016.

Description of our Segments

We operate a geographically diverse business, serving customers in approximately 80 countries. For fiscal year 2016, approximately 86% ($1,113.8 million) of net sales were attributable to customers located in the United States and approximately 14% ($176.9 million) of net sales were attributable to customers outside of the United States.

Our operations are organized into two reportable segments based on the markets we serve: Domestic and International. We generate a greater proportion of our net sales and gross profit in our Domestic segment, which consists of all regions of the United States. We expect the percentage of total net sales and gross profit derived from our International segment to continue to increase in future periods as we continue to expand globally. See “Note 21. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

Cost of Goods Sold and Gross Profit

Cost of goods sold consists of the direct cost of raw material and labor used in the manufacture of our products as well as indirect costs such as labor, depreciation, insurance, supplies, tools, repairs, shipping and handling and stock-based compensation expense. Our principal products are manufactured primarily from polyethylene and polypropylene resins that enable the end products to better resist weathering, ultraviolet degradation and chemical exposure. For Pipe, the majority of the costs to manufacture and deliver the products are variable in nature including raw materials, processing (including direct labor) and delivery (freight). For Allied Products, cost of goods sold varies by product line and consists of raw material/purchase costs, processing costs and delivery costs.

Selling Expenses

Selling expenses consist of field selling and customer service personnel costs (salaries, benefits, variable sales commissions and stock-based compensation expense), travel and entertainment expenses, marketing, promotion and advertising expenses, as well as bad debt provisions.

General and Administrative Expenses

General and administrative expenses consist of personnel costs (salaries, benefits and other personnel-related expenses, including the majority of the Company’s stock-based compensation expense), recruitment and relocation expenses, accounting and legal fees, business travel expenses, rent, depreciation and utilities for the administrative offices, director fees, investor relations, membership fees, office supplies, insurance and other miscellaneous expenses. Due to the fact that the majority of the Company’s stock-based awards have been determined to be liability-classified awards, the amount of stock-based compensation expense can vary significantly from period to period as a result of changes in the fair value of ADS common stock, which is a key input in the remeasurement of the estimated value of the liability-classified awards from period to period.

Intangible Amortization

Intangible amortization consists of the amortization of intangible assets purchased as part of business combinations, acquired technology, patents and technology licenses, which are amortized using the straight-line method over their estimated useful lives.

Interest Expense

Interest expense consists of interest payments on our Credit Facilities, including our Bank Term Loans, Senior Notes, the amortization of deferred financing costs related to debt borrowings and interest on our capital lease obligations. See “Note 5. Leases” and “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

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

Adjusted EBITDA

Adjusted EBITDA, which is a non-GAAP financial measure, has been presented in this Annual Report on Form 10-K/A as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Adjusted EBITDA is included in this Annual Report on Form 10-K/A because it is a key metric used by management and our board of directors to assess our financial performance. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA. Our measure of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	Fiscal Year Ended March 31,
(Amounts in thousands)	2016	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income (loss)	$30,567	$(3,696)	$7,974
Depreciation and amortization	71,009	65,472	63,674
Interest expense	18,460	19,368	18,807
Income tax expense	23,498	6,284	19,637

EBITDA	143,534	87,428	110,092
Derivative fair value adjustments (b)	2,163	7,746	(53)
Foreign currency transaction losses (c)	697	5,404	845
Loss (gain) on disposal of assets or businesses	812	362	(2,863)
Unconsolidated affiliates interest, tax, depreciation and amortization (d)	3,215	3,585	2,845
Special dividend compensation (e)	—	—	25,134
Contingent consideration remeasurement	371	174	738
Stock-based compensation (benefit) expense (f)	(5,868)	24,247	4,338
ESOP deferred stock-based compensation (g)	10,250	12,144	7,891
Expense (benefit) related to executive termination payments(h)	(294)	328	737
Expense related to executive stock repurchase agreements(i)	—	1,011	69
Loss on BaySaver acquisition	490	—	—
Restatement costs (j)	27,970	—	—
Impairment of investment in unconsolidated affiliate (k)	4,000	—	—
Transaction costs (l)	—	1,448	1,560

Adjusted EBITDA	$187,340	$143,877	$151,333

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.
(b)	Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to propylene, diesel fuel and interest rate swaps. The impact of resin physical fixed price contracts is included in cost of goods sold.
(c)	Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal year 2015 includes a $5.6 million loss on the Ideal Pipe acquisition Canadian currency derivative contract.

(d)	Represents our proportional share of interest, income taxes, depreciation and amortization related to our South American joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal year 2014 includes our proportionate share of an asset impairment of $1.0 million recorded by our South American joint venture.
(e)	Represents compensation recorded as a result of the January 2014 Special Dividend on shares of Redeemable convertible preferred stock held by the ESOP.
(f)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(g)	Represents the non-cash stock-based compensation expense attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(h)	Represents the non-cash compensation expense recorded related to future bonus payments to certain executives upon retirement or other qualified termination events.
(i)	Represents the non-cash compensation expense recorded related to agreements with certain executives to repurchase their company stock at the time of death or certain events of termination. These agreements were terminated upon the IPO.
(j)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements.
(k)	Represents an other-than-temporary impairment of our investment in the South American Joint Venture.
(l)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering, and asset acquisitions and dispositions.

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

The following table presents a reconciliation of System-Wide Net Sales to Net sales, the most comparable GAAP measure, for each of the periods indicated:

(Amounts in thousands)	2016	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net sales	$1,290,678	$1,180,073	$1,067,780
Net sales associated with our unconsolidated affiliates
South American Joint Venture (b)	50,320	58,454	61,243
BaySaver joint venture (c)	3,611	10,623	5,195
Tigre-ADS USA joint venture (d)	17,332	14,264	—

System-Wide Net Sales	$1,361,941	$1,263,414	$1,134,218

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.
(b)	On July 31, 2009, we entered into an arrangement to form our South American joint venture.
(c)	On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.
(d)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding

Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding, which are non-GAAP measures, are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted Earnings Per Fully Converted Share (Non-GAAP), Adjusted Net Income (Non-GAAP), and Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP), by adjusting our Net income per share — Basic, Net income available to common stockholders – Basic, and Weighted average common shares outstanding — Basic, the most comparable GAAP measures. To effect this adjustment with respect to Net income available to common stockholders - Basic, we have (1) removed the adjustment for the change in fair value of Redeemable convertible preferred stock classified as mezzanine equity, (2) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, and (4) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes and (5) added back compensation expense recorded as a result of the January 2014 Special Dividend. We have also made adjustments to the Weighted average common shares outstanding — Basic to assume, (1) share conversion of the Redeemable convertible preferred stock to outstanding shares of common stock and (2) add shares of outstanding unvested restricted stock.

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

The following table presents a reconciliation of Adjusted Earnings Per Fully Converted Share (Non-GAAP), Adjusted Net Income (Non-GAAP), and the Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP) to our Net Income (loss) available to common stockholders - Basic, Net income (loss) per share - Basic and Weighted average common shares outstanding - Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

(Amounts in thousands, except per share data)	2016	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Net income (loss) available to common stockholders - Basic	$21,401	$(19,553)	$(9,762)
Adjustments to net income (loss) available to common stockholders - Basic:
Change in fair value of Redeemable convertible preferred stock	—	11,054	3,979
Accretion of Redeemable noncontrolling interest	932	—	—
Dividends to Redeemable convertible preferred stockholders	1,425	661	10,139
Dividends paid to unvested restricted stockholders	24	11	25
Undistributed income allocated to participating securities	1,270	—	—

Total adjustments to net income (loss) available to common stockholders - Basic	3,651	11,726	14,143

Net income (loss) attributable to ADS	25,052	(7,827)	4,381
Adjustments to net income (loss) attributable to ADS:
Fair value of ESOP compensation related to Redeemable convertible preferred stock	10,250	12,144	7,891
Special dividend compensation	—	—	25,134

Adjusted net income (Non-GAAP)	$35,302	$4,317	$37,406

Weighted Average Common Shares Outstanding — Basic	53,978	51,344	47,277
Adjustments to Weighted Average Common Shares Outstanding — Basic
Unvested restricted shares	123	228	336
Redeemable convertible preferred shares	19,399	20,029	20,264

Weighted Average Fully Converted Common Shares (Non-GAAP)	73,500	71,601	67,877

Net income (loss) per share - Basic	$0.40	$(0.38)	$(0.21)
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.48	$0.06	$0.55

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

Results of Operations by Segment

The following table presents our net sales by segment, net sales by segment as a percentage of total net sales, net income by segment, net income by segment as a percentage of total net income, Segment Adjusted EBITDA and Segment Adjusted EBITDA as a percentage of total Adjusted EBITDA by segment for the periods presented.

(Amounts in thousands)	2016		2015		2014
	(As Restated)(a)		(As Restated)(a)		(As Restated)(a)
Net sales by segment
Domestic:
Pipe	$812,071	62.9%	$771,214	65.4%	$700,270	65.6%
Allied Products	301,725	23.4%	256,719	21.8%	235,022	22.0%

Total domestic	1,113,796	86.3%	1,027,933	87.1%	935,292	87.6%

International
Pipe	139,731	10.8%	125,407	10.6%	107,078	10.0%
Allied Products	37,151	2.9%	26,733	2.3%	25,410	2.4%

Total international	176,882	13.7%	152,140	12.9%	132,488	12.4%

Total net sales	$1,290,678	100.0%	$1,180,073	100.0%	$1,067,780	100.0%

Net income (loss) by segment
Domestic	$24,875	81.4%	$(9,443)	255.5%	$646	8.1%
International	5,692	18.6%	5,747	(155.5%)	7,328	91.9%

Total net income (loss)	$30,567	100.0%	$(3,696)	100.0%	$7,974	100.0%
Segment Adjusted EBITDA
Domestic	$162,875	86.9%	$128,973	89.6%	$132,504	87.6%
International	24,465	13.1%	14,904	10.4%	18,829	12.4%

Total Adjusted EBITDA	$187,340	100.0%	$143,877	100.0%	$151,333	100.0%

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

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

(Amounts in thousands, except per share data)	Fiscal Year Ended March 31, 2016	% of Net Sales	Fiscal Year Ended March 31, 2015	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$1,290,678	100.0%	$1,180,073	100.0%	9.4%
Cost of goods sold	1,005,326	77.9	974,960	82.6	3.1

Gross profit	285,352	22.1	205,113	17.4	39.1
Selling expenses	88,478	6.9	80,481	6.8	9.9
General and administrative expenses	92,504	7.2	75,855	6.4	21.9
Loss on sale of disposal or businesses	812	0.1	362	—	124.3
Intangible amortization	9,224	0.7	9,754	0.8	(5.4)

Income from operations	94,334	7.3	38,661	3.3	144.0
Interest expense	18,460	1.4	19,368	1.6	(4.7)
Derivative losses and other expense, net	16,575	1.3	14,370	1.2	15.3

Income before income taxes	59,299	4.6	4,923	0.4	1,104.5
Income tax expense	23,498	1.8	6,284	0.5	273.9
Equity in net loss of unconsolidated affiliates	5,234	0.4	2,335	0.2	124.2

Net income (loss)	30,567	2.4	(3,696)	(0.3)	(927.0)
Less net income (loss) attributable to the non-controlling interest	5,515	0.4	4,131	0.4	33.5

Net income (loss) attributable to ADS	$25,052	1.9%	$(7,827)	(0.7%)	(420.1%)

Other financial data:
Adjusted EBITDA	$187,340	14.5%	$143,877	12.2%	30.2%
System-Wide Net Sales	$1,361,941	105.5%	$1,263,414	107.1%	7.8%
Adjusted Earnings Per Fully Converted Share	$0.48	—	$0.06	—	700.0%

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

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

Cost of goods sold and Gross profit

Cost of Goods Sold increased $30.3 million, or 3.1%, to $1,005.3 million during fiscal year 2016 as compared to $975.0 million during fiscal year 2015.

Gross profit increased $80.3 million, or 39.1%, to $285.4 million from $205.1 million during fiscal year 2015. Gross profit as a percentage of net sales increased to 22.1% in fiscal year 2016 from 17.4% in fiscal year 2015.

Domestic gross profit increased $70.4 million, or 39.2%, to $249.8 million for fiscal year 2016 as compared to $179.4 million during fiscal 2015. In addition to the impact of the 8.4% increase in domestic net sales over the prior fiscal year, the increase was driven by a reduction in raw material costs of approximately 10.0%, particularly pipe resin costs. Raw material prices were flat in the first quarter and declined in the second, third and fourth quarters of fiscal 2016 as compared to the prior year periods. Freight costs totaled 9.8% of domestic net sales for both fiscal year 2016 and 2015. The higher freight costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet, which offset the benefit of lower diesel fuel. Diesel prices began to moderate towards the end of fiscal year 2015 and continued to decline throughout fiscal 2016. Diesel fuel prices during 2016 were approximately 31.0% below fiscal year 2015.

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

Selling expenses for fiscal year 2016 increased $8.0 million, or 9.9%, over fiscal year 2015, growing at a slightly higher rate than the change in net sales. The increase was primarily the result of selling expenses related to Ideal Pipe and BaySaver, increases in variable selling expenses due to higher sales volume, investments in additional sales coverage and growth initiatives, and an increase in bad debt expense. As a percentage of net sales, selling expenses increased slightly to 6.9% for fiscal year 2016 as compared to 6.8% for fiscal year 2015.

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

General and administrative expenses for the year ended March 31, 2016 increased $16.6 million, or 21.9%, over fiscal year 2015. The increase was primarily the result of significant increases in professional fees for accounting, audit, tax, legal and other professional fees incurred in connection with the restatement of our previously filed financial statements as part of the preparation of our Fiscal 2015 Form 10-K/A. There were no such amounts in fiscal year 2015. These fees amounted to approximately $28.0 million in fiscal year 2016. There was also an increase in salary and compensation expenses of 12%, or $3.4 million, as well as incremental general and administrative expenses related to the Ideal Pipe and BaySaver acquisitions of $1.9 million. There were additional increases related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. These increases were partially offset by a decrease in stock-based compensation of $26.7 million, which was primarily the result of the impact that the decrease in the Company’s stock price had on its accounting for liability-classified stock awards. Overall, general and administrative expenses amounted to 7.2% of net sales compared to 6.4% in the prior year.

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

Income tax expense

The provision for income taxes totaled $23.5 million in fiscal year 2016 compared to $6.3 million in fiscal year 2015, an increase of $17.2 million. These provisions represent an effective tax rate of 39.6% in fiscal year 2016 compared to 127.6% in fiscal year 2015. The fiscal year 2015 effective tax rate significantly exceeded the federal statutory rate due in part to the significant permanent differences associated with non-deductible ESOP stock appreciation and stock-based compensation expense, the effect of which was increased by the near break-even amount of pre-tax income, whereas the fiscal year 2016 effective tax rate more closely approximates a normal effective tax rate for the Company.

As discussed in “Note 23. Restatement of Previously Issued Financial Statements”, included in “Item 8. Financial Statements and Supplementary Data,” the Company restated its consolidated financial statements for the fiscal years ended March 31, 2016, 2015 and 2014 related to the accounting for stock-based compensation awards, as well as the compensation expense associated with certain executive employment agreements. The restatement adjustments related to the executive stock repurchase agreements and incentive stock options resulted in permanent add-backs for tax purposes. All other changes as a result of the restatement are temporary in nature with no impact to the effective tax rate. The normalized effective tax rate in fiscal 2016 is primarily driven by the increase in fiscal 2016 income before income taxes as compared to fiscal 2015 and the decreased impact of the restatement-related permanent items in fiscal 2016.

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

Net income attributable to ADS and Net income (loss) per share

Net income attributable to ADS was $25.1 million for fiscal year 2016 compared to a net loss of $7.8 million in fiscal year 2015. Net income available to common stockholders for fiscal year 2016 was $21.4 million compared to a net loss available to common stockholders of $19.6 million for fiscal year 2015. For common stockholders, net income per share for fiscal year 2016 totaled $0.40 per basic share and $0.39 per diluted share, as compared to net loss per share for fiscal year 2015 of $0.38 per basic and diluted share.

These changes were primarily impacted by the $32.9 million increase in net income. In addition, the net loss per share for the fiscal year ended March 31, 2015 was impacted by the appreciation in fair value of the convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders. There was no such amount recorded in fiscal year 2016.

Other comprehensive loss

Total other comprehensive loss decreased $3.3 million, or 27.7%, to $8.6 million during fiscal year 2016 compared to $11.9 million in fiscal year 2015. The entire amounts are related to currency translation losses. The currency translation losses were the result of the continued strengthening of the U.S. dollar against the functional currencies of our primary international subsidiaries and equity method investments. The $8.6 million of currency translation losses in fiscal year 2016 were primarily due to our accounting for ADS Mexicana (loss of $5.4 million), our Canadian subsidiary (loss of $1.6 million), and the South American Joint Venture (loss of $1.6 million). The $11.9 million of currency translation losses in fiscal year 2015 were primarily due to our accounting for ADS Mexicana (loss of $7.6 million), our Canadian subsidiary (loss of $2.4 million), and the South American Joint Venture (loss of $2.3 million).

Adjusted EBITDA

Adjusted EBITDA totaled $187.3 million in fiscal year 2016, an increase of $43.4 million, or 30.2%, compared to $143.9 million in fiscal year 2015. The increase was primarily the result of an increase in net income of $34.3 million, a $17.2 million increase in income tax expense, a $5.5 million increase in depreciation and amortization, and the $28.0 million of restatement costs incurred in fiscal year 2016 (there were no comparable amounts incurred in fiscal year 2015), partially offset by a decrease of $32.0 million in ESOP and stock-based compensation expense, a decrease of $4.7 million in foreign currency transaction losses and a decrease of $5.6 million in derivative fair market value adjustments.

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

(Amounts in thousands, except per share data)	Fiscal Year Ended March 31, 2015	% of Net Sales	Fiscal Year Ended March 31, 2014	% of Net Sales	% Variance
	(As Restated)(a)		(As Restated)(a)
Consolidated Statements of Operations data:
Net sales	$1,180,073	100.0%	$1,067,780	100.0%	10.5%
Cost of goods sold	974,960	82.6	875,232	82.0	11.4

Gross profit	205,113	17.4	192,548	18.0	6.5
Selling expenses	80,481	6.8	74,042	6.9	8.7
General and administrative expenses	75,855	6.4	62,897	5.9	20.6
Loss (gain) on sale of disposal or businesses	362	—	(2,863)	(0.3)	(112.6)
Intangible amortization	9,754	0.8	10,145	1.0	(3.9)

Income from operations	38,661	3.3	48,327	4.5	(20.0)
Interest expense	19,368	1.6	18,807	1.8	3.0
Derivative losses (gains) and other expense (income), net	14,370	1.2	(1,177)	(0.1)	(1,320.9)

Income before income taxes	4,923	0.4	30,697	2.9	(84.0)
Income tax expense	6,284	0.5	19,637	1.8	(68.0)
Equity in net loss of unconsolidated affiliates	2,335	0.2	3,086	0.3	(24.3)

Net income (loss)	(3,696)	(0.3)	7,974	0.7	(146.4)
Less net income attributable to the non-controlling interest	4,131	0.4	3,593	0.3	15.0

Net income (loss) attributable to ADS	$(7,827)	(0.7%)	$4,381	0.4%	(278.7%)

Other financial data:
Adjusted EBITDA	$143,877	12.2%	$151,333	14.2%	(4.9)%
System-Wide Net Sales	$1,263,414	107.1%	$1,134,218	106.2%	11.4%
Adjusted Earnings Per Fully Converted Share	$0.06	—	$0.55	—	(89.1)%

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

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

Cost of goods sold and Gross profit

Gross profit increased $12.6 million, or 6.5%, to $205.1 million during fiscal year 2015 as compared to $192.5 million during fiscal year 2014. Compensation expense relating to a one-time special dividend paid in January 2014 (the “Special Dividend”) resulted in a one-time expense to Costs of goods sold of $13.9 million, reducing our gross profit in fiscal year 2014. Excluding this compensation expense charge in fiscal year 2014, gross profit decreased $1.3 million or 0.6% as compared to fiscal year 2014.

Gross profit as a percentage of net sales decreased from 18.0% in fiscal year 2014 to 17.4% in fiscal year 2015. Excluding the impact of the Special Dividend of $13.9 million in 2014, gross profit as a percentage of net sales declined from 19.3% to 17.4% primarily due to the negative impact of Pipe raw material cost increases.

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

The change in Domestic gross profit was primarily driven by the negative impact of sharply higher raw material costs offsetting the positive impact of the growth in Domestic Pipe and Allied Product sales which resulted in an increase in Domestic gross profit of $14.8 million, or 9.0%, in fiscal year 2015 compared to fiscal year 2014 excluding the compensation expense related to the Special Dividend in fiscal year 2014. Gross profit from our International segment declined by $2.3 million as the positive impact of higher volume in Mexico and Canada was adversely impacted by tighter margins and the negative impact of the softening of the Canadian dollar during fiscal year 2015.

Selling expenses

Selling expenses increased $6.5 million, or 8.7%, to $80.5 million during fiscal year 2015 compared to $74.0 million in fiscal year 2014. Selling expenses in fiscal year 2014 were impacted by compensation expense related to the Special Dividend of $4.6 million paid in January 2014. Excluding the impact of the Special Dividend, selling expense increased $11.1 million or 16.0%. As a percentage of net sales, selling expenses (excluding the impact of the Special Dividend) totaled 6.8% of net sales in fiscal year 2015 compared to 6.5% of net sales in fiscal year 2014. Higher sales volumes resulted in selling expenses tied to commissions to increase by $2.6 million and field selling and customer service costs to increase by $9.1 million in fiscal year 2015 as compared to fiscal year 2014 excluding the impact of the Special Dividend.

General and administrative expenses

General and administrative (“G&A”) expenses increased $13.0 million, or 20.6%, to $75.9 million in fiscal year 2015 compared to $62.9 million in fiscal year 2014. G&A expenses in fiscal year 2014 were impacted by $6.7 million of compensation expense relating to the Special Dividend paid in January 2014. Excluding the impact of the compensation expense related to the Special Dividend, G&A expenses increased $19.7 million, or 35.1%. This was primarily the result of an increase in stock-based compensation of $17.3 million. The increase also resulted from an increase of $1.6 million of costs related to our IPO secondary offerings and $1.7 million of additional costs related to becoming a public company. Excluding the impact of the Special Dividend, as a percentage of net sales, G&A expenses totaled 6.4% of net sales in fiscal year 2015 compared to 5.3% of net sales in fiscal year 2014.

Gain (loss) on disposal of assets or businesses

Loss on the disposal of assets or businesses totaled $0.4 million in fiscal year 2015 compared to a gain of $2.9 million in fiscal year 2014, a net reduction of $3.3 million in fiscal year 2015 as compared to fiscal year 2014. Businesses sold in fiscal year 2015 related to our GEO-flow product line and in 2014 they included our Draintech product line, a precast concrete facility in Pennsylvania and an idled pipe plant in North Carolina. Dispositions of machinery and equipment resulted in a loss of $1.1 million and $2.5 million in fiscal years 2015 and 2014, respectively, and related to the replacement of assets in the normal course of business.

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

Income tax expense

The provision for income taxes totaled $6.3 million in fiscal year 2015 compared to $19.6 million in fiscal year 2014, a decrease of $13.3 million. Our effective tax rate was 127.6% in fiscal year 2015 compared to 64.0% in fiscal year 2014. The fiscal year 2015 effective tax rate significantly exceeded the federal statutory rate due in part to the significant permanent differences associated with non-deductible ESOP stock appreciation and stock-based compensation expense, the effect of which was increased by the near break-even amount of pre-tax income. The fiscal year 2014 effective tax rate exceeded the federal statutory rate primarily due to the special dividend payment to participants in the ESOP, which we treated as non-deductible for income tax expense purposes and as a result increased our effective tax rate by 25.8%.

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

Net income attributable to ADS

Net income attributable to ADS decreased $12.2 million, or 278.7%, to a net loss of $7.8 million during fiscal year 2015 compared to income of $4.4 million for fiscal year 2014. Net loss per share for fiscal year 2015 totaled $0.38 per basic and diluted share, as compared to $0.21 per basic and diluted share recorded in the comparable prior year period. Net loss per share for the fiscal years ended March 31, 2015 and 2014 is impacted by changes in fair value appreciation on convertible preferred stock classified in mezzanine equity which reduced income available to common shareholders by $11.1 million, or $0.22 per share for common shareholders and $4.0 million, or $0.08 per share for common shareholders, respectively.

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

Working Capital and Cash Flows

During the fiscal year 2016, our net increase in cash amounted to $3.0 million compared to a net decrease of $0.3 million during fiscal year 2015. Our source of funds in fiscal 2016 was primarily driven by higher operating earnings and the impact of increased current liabilities, lower inventories and non-cash charges (depreciation, amortization and stock-based compensation expense). Our use of cash in fiscal year 2016 was primarily driven by capital expenditures, a reduction of our debt, payment of capital lease obligations, and the payment of dividends. Our source of funds in fiscal 2015 was primarily driven by higher operating earnings, net proceeds of $72.2 million from shares sold during our IPO after deduction of deferred offering costs, and the impact of non-cash charges (depreciation, amortization, compensation expense and shared based compensation expense). Our use of cash in fiscal 2015 was primarily driven by increased inventory balances (up $10.1 million), the settlement of a Canadian dollar currency hedge related to the Ideal Pipe acquisition ($5.6 million), spending for acquisitions ($36.4 million), net repayment of $54.2 million of debt and payment of $9.3 million of capital lease obligations. During fiscal year 2014, our source of funds was primarily driven by an increase in borrowings on our Revolving Credit Facility. During fiscal year 2014, our use of cash was primarily driven by payment of dividends and continued investment in capital expenditures.

As of March 31, 2016, we had $154.6 million in liquidity, including $6.6 million of cash and $148.0 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of March 31, 2016, we had consolidated indebtedness (excluding capital lease obligations) of approximately $351.2 million, down $48.7 million compared to March 31, 2015.

The following table sets forth the major sources and uses of cash for each of the periods presented:

(Amounts in thousands)	2016	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Statement of Cash Flows data:
Net cash provided by operating activities	$135,342	$74,379	$72,410
Net cash used in investing activities	(49,018)	(76,093)	(38,712)
Net cash (used in) provided by financing activities	(82,964)	1,791	(31,109)

(a) See	“Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

Working Capital

Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital decreased to $187.4 million as of March 31, 2016, from $228.9 million as of March 31, 2015, primarily due to a decrease in inventories of $30.1 million and an increase in accounts payable of $7.7 million and current maturities of long term debt and capital lease obligations of $29.8 million, largely offset by an increase in receivables of $32.6 million.

Working capital increased to $228.9 million as of March 31, 2015, from $226.5 million as of March 31, 2014, primarily due to an increase in inventories of $10.1 million and an increase in receivables of $6.0 million, offset by an increase in other accrued liabilities of $11.2 million.

Operating Cash Flows

During the fiscal year 2016, cash provided by operating activities was $135.3 million as compared with cash provided by operating activities of $74.4 million for fiscal year 2015. Cash flow from operating activities during fiscal year 2016 was primarily impacted by an increase in net income of $34.3 million, a $18.1 million reduction in the use of cash related to changes in current assets and current liabilities, a $29.5 million change in the impact of deferred income taxes and a $5.5 million increase in depreciation and amortization, partially offset by a reduction in ESOP and stock-based compensation of $33.0 million and a reduction in the fair market value adjustments to derivatives of $5.5 million.

Cash provided by operating activities for fiscal year 2015 was $74.4 million as compared with cash provided by operating activities of $72.4 million for fiscal year 2014. Cash flow from operating activities during fiscal year 2015 was impacted by a $19.6 million reduction in the use of cash related to changes in current assets and current liabilities and a $7.8 million increase in fair market value adjustments to derivatives, partially offset by a $11.2 million decrease in deferred income taxes.

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

Free Cash Flow

Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and the Company’s board of directors to assess the Company’s ability to generate cash. Accordingly, Free cash flow has been presented in this Annual Report on Form 10-K/A as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that Free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

Free cash flow totaled $90.4 million in fiscal year 2016, an increase of $48.1 million, or 113.7%, compared to $42.3 million in fiscal year 2015. The increase was primarily the result of an increase in cash flow from operating activities of $60.9 million, partially offset by an increase of $12.8 million in capital expenditures.

Free cash flow totaled $42.3 million in fiscal year 2015, an increase of $10.8 million, or 34.3%, compared to $31.5 million in fiscal year 2014. The increase was primarily the result of a decrease in capital expenditures of $8.8 million, as well as an increase in cash flow from operating activities of $2.0 million.

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

(Amounts in thousands)	2016	2015	2014
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Cash flow from operating activities	$135,342	$74,379	$72,410
Capital expenditures	(44,942)	(32,080)	(40,933)

Free cash flow	$90,400	$42,299	$31,477

(a)	See “Note 23. Restatement of Previously Issued Financial Statements” to the consolidated financial statements.

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

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash income taxes paid, by the sum of Fixed Charges. Fixed Charges include cash interest expense, scheduled principal payments on indebtedness, and ESOP capital distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. We were in compliance with our debt covenants as of March 31, 2016, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8 Financial Statements and Supplementary Data,” of this Form 10-K/A. Our maximum potential obligation under this guarantee totals $11,000 as of March 31, 2016. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $19,000. As of March 31, 2016, our South American Joint Venture had approximately $16.7 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $8.3 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Certain of our accounting policies involve a higher degree of judgment and complexity in their application, and therefore, represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. We believe the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. For additional discussion of our significant accounting policies, see “Note 1. Background and Summary of Significant Accounting Policies” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K/A.

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

Stock-Based Compensation Plans

We have several programs for stock-based payments to employees and directors in accordance with FASB ASC Topic 718, “Compensation — Stock Compensation” (ASC Topic 718). Equity-classified awards are measured based on the grant-date estimated fair value of each award, net of estimated forfeitures, and liability-classified awards are re-measured at their fair value, net of estimated forfeitures, at each relevant reporting date for accounting purposes. Prior to the IPO, liability-classified stock options were re-measured at fair value each period until the earlier of six months after the stock options were exercised or the IPO date, and liability-classified restricted stock was re-measured at fair value each period until six months after the restricted stock fully vested. Subsequent to the IPO, liability-classified stock options are re-measured at fair value each period until they are exercised. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, including estimating the fair value per share of our common stock as a private company prior to our IPO, volatility, expected term of the awards, dividend yield and the risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded in future periods may differ materially from that recorded previously.

We developed our assumptions as follows:

•	Fair value of common stock. Prior to our IPO, when our common stock was not publicly traded, we estimated the fair value of common stock as discussed in the section “— Valuation of Redeemable Common Stock and Redeemable Convertible Preferred Stock — Valuation of Redeemable Common Stock” below. Subsequent to the IPO, we use the market price of our common stock as of the applicable measurement date.

•	Volatility. The expected price volatility for our common stock is estimated by taking the median historic price volatility for industry peers based on daily prices over a period equivalent to the expected term of the stock option grants.

•	Expected term. The expected term represents the period of time that options granted are expected to be outstanding based on historical experience.

•	Risk-free interest rate. The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of the options.

•	Dividend yield. The dividend yield is based on our anticipated dividend payments over the remaining expected holding period.

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

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-58 of this Annual Report on Form 10-K/A and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 because of the previously identified material weaknesses in our internal control over financial reporting, as further described below and previously disclosed in our Fiscal 2015 Form 10-K filed March 29, 2016. In association with the Stock-Based Compensation Restatement, we have identified an additional material weakness in our internal control over financial reporting. This material weakness contributes to and does not change our previous conclusion that our disclosure controls and procedures were not effective as of March 31, 2016. See the discussion below under “Management’s Report on Internal Control Over Financial Reporting” for further information regarding the material weakness identified in connection with the Stock-Based Compensation Restatement, as well as “Note 23. Restatement of Previously Issued Financial Statements” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Fiscal 2016 Form 10-K/A for further information regarding the Stock-Based Compensation Restatement.

Management’s Report on Internal Control over Financial Reporting (Revised)

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

Prior to the filing of the Original Form 10-K, management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management concluded in the Original Form 10-K that we did not maintain effective internal control over financial reporting as of March 31, 2016, because the previously identified material weaknesses in our internal control over financial reporting had not been fully remediated. The material weaknesses in our internal control over financial reporting as described in the Original Form 10-K were in the areas of (i) Company control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment and (vi) ADS Mexicana revenue recognition cut-off practices, as discussed below under “— Material Weaknesses in Internal Control Over Financial Reporting.” After

the filing of the Original Form 10-K, an additional material weakness was identified in connection with the Stock-Based Compensation Restatement as further described below. This material weakness contributes to and does not change our previous conclusion that we did not maintain effective internal control over financial reporting as of March 31, 2016. The material weakness in our control environment impacts the overall effectiveness of our internal controls over financial reporting.

Material Weaknesses in Internal Control Over Financial Reporting

Material Weaknesses Identified in the Prior Restatement

Given the close proximity to the filing of the Fiscal 2015 Form 10-K on March 29, 2016 and the end of our fiscal year ended March 31, 2016, the remediation plan disclosed in the Fiscal 2015 Form 10-K had not been fully implemented before the filing of the Original Form 10-K; therefore, the material weaknesses that were identified in connection with Prior Restatement as described below were previously identified and disclosed in the Fiscal 2015 Form 10-K and continued as of March 31, 2016. The material weaknesses that were identified in connection with the Prior Restatement and fiscal year 2015 audit were as follows:

•	Control Environment — Our control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, was determined to be ineffective. As previously described in the Company’s Fiscal 2015 Form 10-K, our ineffective control environment is evidenced by: (i) an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities, (ii) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience and ongoing training in the application of GAAP commensurate with our external financial reporting requirements, which resulted in erroneous judgments regarding the proper application of GAAP, (iii) in certain instances, insufficient documentation or basis to support account balances and accounting estimates, and (iv) certain aspects of the Company’s “tone at the top” set by senior management. The material weakness in our control environment impacts the overall effectiveness of our internal controls over financial reporting.

•	Accounting for Leases — We did not design and maintain effective control over the accounting for leases, and whether certain leases should be classified as operating leases or capital leases. During fiscal year 2015, we determined that a significant number of such leases previously treated as operating leases should instead be classified as capital leases and included in property, plant and equipment.

•	Accounting for Inventory — We did not design and maintain effective control over the accounting for inventory. During fiscal year 2015, we previously identified errors relating to the Company’s incorrect historical calculation of inventory cost including the capitalization of raw material variances, excess capitalization of certain inter-plant freight expense and other overhead costs as well as misclassification of certain other overhead costs. During the fiscal year 2016 audit, we identified and corrected immaterial errors related to inventory as described in “Note 23. Restatement of Previously Issued Financial Statements” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Fiscal 2016 Form 10-K/A.

•	Journal Entry and Account Reconciliation — We did not design and maintain effective control over access within our information technology systems to control the ability of key accounting personnel to initiate, modify and record transactions in our financial systems. During fiscal years 2015 and 2016, it was determined that certain key accounting personnel had the ability to both prepare and post manual journal entries without appropriate independent review and approval. As these key accounting personnel are also reviewers of certain account reconciliations, we also did not maintain appropriate segregation of duties. Also, management expectations regarding the level of documentation necessary to support account balances, journal entries, accrual calculations and management estimates were not adequate.

•	ADS Mexicana Control Environment — We did not maintain an effective control environment with respect to certain aspects of the financial reporting of our consolidated joint venture affiliate, ADS Mexicana, resulting in certain mischaracterized transactions.

•	ADS Mexicana Revenue Recognition Cut-Off Practices — Our revenue recognition cut-off practices with respect to ADS Mexicana were not effective, as the Company previously identified during fiscal year 2015 instances where ADS Mexicana would recognize revenue, prior to the date of shipment or transfer of title/ownership, which is not in accordance with GAAP.

Material Weakness Identified in the Stock-Based Compensation Restatement

After the filing of the Original Form 10-K, we identified errors in our historical financial statements related primarily to the accounting for stock-based compensation, as well as the compensation expense associated with certain executive employment agreements.

Historically, we have classified stock-based awards as equity awards, and recorded the associated compensation expense based on the award’s grant date fair value. Based upon an internal review of our stock-based award agreements and related administrative procedures, we concluded that we should have accounted for these awards as liability-classified instead of equity-classified. The fair value of liability-classified awards will be remeasured at each reporting period until settlement. Certain tax withholding provisions were added to equity award agreements beginning in fiscal 2009 that allowed award recipients to use net shares upon exercise of their award to satisfy tax withholding requirements in amounts greater than the minimum statutory withholding obligations. In addition, prior to our initial public offering in fiscal 2015, we had periodically repurchased shares resulting from option exercises within six months of the exercise date. Both of these practices should have resulted in the liability classification for awards.

As part of our review of the aforementioned compensation expense issues, we also determined that additional adjustments were required for historic compensation expense associated with certain executive employment agreements, as well as certain stock repurchase agreements in place with members of senior management, whereby we were required to repurchase shares upon the employee’s death. The stock repurchase agreements were entered into in fiscal 2007 and terminated at the time of our initial public offering in fiscal 2015.

The Stock-Based Compensation Restatement reflected in this Fiscal 2016 Form 10-K/A corrects the errors related to stock-based compensation awards described in “Note 23. Restatement of Previously Issued Financial Statements” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Fiscal 2016 Form 10-K/A. However, as a result of the errors identified and in connection with the Stock-Based Compensation Restatement, we have identified the following additional material weakness as of March 31, 2016:

•	Stock-Based Compensation– We did not design and maintain effective control over the accounting for stock-based compensation and certain other executive compensation-related arrangements, as the Company’s historical accounting analysis failed to consider the following: (i) all relevant contractual terms in agreements with employees, such as the employee’s ability to withhold shares at the time of stock option exercise that exceeds the minimum tax withholding required by law, (ii) all relevant Company practices, such as the periodic repurchase of shares within six months of the exercise date with respect to stock option exercises and within six months of the vesting date with respect to restricted stock, (iii) all criteria necessary for the purpose of assessing whether stock-based awards or other executive compensation-related arrangements should be classified as liability or equity, and (iv) all executive compensation-related obligations that should have been recorded as liabilities or mezzanine equity. As a result, we concluded that our failure to design and maintain effective control over our accounting for stock-based compensation and executive compensation-related arrangements as described above constituted a material weakness.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2016. Deloitte & Touche LLP’s opinion, as stated in their report which appears on page F-2 of this Fiscal 2016 Form 10-K/A, is consistent with management’s report on internal control over financial reporting (revised) as set forth above.

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

Remediation Process

While certain actions have been taken to enhance our internal control over financial reporting relating to the material weaknesses previously identified in our Original Form 10-K, we are still in the process of implementing our comprehensive remediation plan. Accordingly, the previously identified material weaknesses cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively.

Following the identification of the material weaknesses described above as part of the Prior Restatement and fiscal year 2015 audit, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of those material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. The steps that the Company intends to take with respect to remediation of those material weaknesses identified as part of the Prior Restatement are summarized more fully in the Company’s Fiscal 2015 Form 10-K filed on March 29, 2016. Given the close proximity to the filing of the Fiscal 2015 Form 10-K and the end of our fiscal year ended March 31, 2016, the remediation plan disclosed in the Fiscal 2015 Form 10-K could not be fully implemented.

For the additional material weakness identified in connection with the Stock-Based Compensation Restatement, management has included additional remediation steps related to our stock-based compensation practices. Those steps include:

•	Review of our equity compensation controls, policies and plan documentation to ensure those terms are accounted for appropriately, especially when there are changes in our business or in accounting standards.

•	Implement additional controls to ensure appropriate review of underlying compensation agreements going forward, focusing on key areas that may significantly impact accounting requirements.

•	Require timely review by our Chief Accounting Officer, or an appropriate designee, of all executive compensation arrangements for proper accounting treatment, with prior approval required for any revision to or deviation from any pre-defined equity compensation plans.

The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned executive owners to oversee the remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes is demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify our previously disclosed remediation plan. We cannot assure you, however, when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required. See above under “Item 1A. Risk Factors — We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.”

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

Certain Information Regarding our Directors and Executive Officers

The name and age of each director, nominee and executive officer and the positions held by each of them as of the date of the Original Form 10-K were as follows:1

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

Respectfully submitted,

    C. Robert Kidder (Chair)

    Richard A. Rosenthal

    Abigail S. Wexner

Summary Compensation Table for Fiscal Year 2016

The following table summarizes the total compensation earned by each of our NEOs for fiscal years noted:

Name and Principal Position	Fiscal Year	Salary $(1)	Bonus $	Stock Awards $(2)	Option Awards $(3)	Non-Equity Incentive Plan Compensation $(4)	All Other Compensation $(5)	Total $
Joseph A. Chlapaty	2016	543,750	—	—	—	750,000	137,925	1,431,675
President & Chief Executive Officer	2015	475,000	—	—	—	500,000	189,355	1,164,355
	2014	454,167	—	385,200	3,221,680	300,000	136,588	4,197,635

Scott A. Cottrill	2016	195,935	—	—	—	153,100	34,452	383,487
Executive Vice President, Chief	2015	—	—	—	—	—	—	—
Financial Officer, Secretary and Treasurer	2014	—	—	—	—	—	—	—

Mark B. Sturgeon	2016	317,083	—	—	—	158,810	19,919	495,812
Former Executive Vice President,	2015	285,000	—	—	83,506	155,000	36,755	560,261
Chief Financial Officer, Secretary and Treasurer	2014	270,417	—	128,400	1,075,871	115,000	44,806	1,519,494

Thomas M. Fussner	2016	333,333	—	—	—	261,900	13,959	609,192
Executive Vice President and	2015	315,000	—	—	—	170,000	6,054	491,054
Co-Chief Operating Officer	2014	308,750	—	160,500	1,025,080	105,000	26,654	1,520,984

Ronald R. Vitarelli	2016	307,083	—	—	—	234,800	9,613	551,496
Executive Vice President and	2015	275,000	—	—	—	150,000	5,682	430,682
Co-Chief Operating Officer	2014	264,583	—	160,500	1,025,080	100,000	23,094	1,473,257

Robert M. Klein	2016	288,333	—	—	—	191,500	11,543	491,376
Executive Vice President of Sales	2015	270,000	—	—	187,272	125,000	4,133	586,405
	2014	261,667	—	96,300	878,640	85,000	18,122	1,254,729

(1)	Amounts reported for fiscal year 2016 reflect adjustment to NEO salaries that went into effect on May 1, 2015. The amount reported for Mr. Cottrill reflects his salary from his start date of November 9, 2015. Amounts reported for fiscal year 2014 reflect adjustment to NEO salaries that went into effect as of September 1, 2013.
(2)	There were no restricted stock awards in fiscal years 2016 or 2015. Amounts reported for fiscal 2014 are based on the aggregate grant date fair value of restricted stock awarded, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. We calculated the estimated fair value of each share of restricted stock on the date of grant as described in Note 18 (Stock-Based Compensation) in the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2016.
(3)	The amounts reported in this column are based on the aggregate grant date fair value of stock options awarded, computed in accordance with FASB ASC Topic 718. We calculated the estimated fair value of each option award on the date of grant using a Black-Scholes option pricing model as described under as in Note 18 (Stock-Based Compensation) in the audited financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2016. The amount in this column for Mr. Sturgeon Mr. and Klein also includes the grant date fair value of reload options issued in connection with the exercise of previously granted options under the 2000 Plan. The dollar amount of the option awards in fiscal year 2014 and 2015 related to reload options for Mr. Sturgeon is $50,791 and $83,506, respectively. The dollar amount of the option awards in fiscal year 2015 related to reload options for Mr. Klein is $187,272.
(4)	The amounts reported in this column consist of amounts to be paid under the Cash Incentive Plan for services rendered in fiscal years 2014, 2015 and 2016, as discussed above under “— Compensation Discussion and Analysis — Components of Compensation — Annual Cash Incentive Compensation.”
(5)	The All Other Compensation column is made up of the following amounts for fiscal year 2016:

Name	Life Insurance Premiums	Dividends on Unvested Restricted Stock (a)	Perquisites (b)	Total $
Joseph A. Chlapaty	4,204	6,213	127,508	137,925
Scott A. Cottrill		—	34,452	35,985
Mark B. Sturgeon	3,664	2,071	14,184	19,919
Thomas M. Fussner	3,834	2,918	—	13,959
Ronald R. Vitarelli	4,094	2,353	—	9,613
Robert M. Klein	2,854	1,600	—	11,543

(a)	During fiscal 2016 we paid four quarterly cash dividends of $0.05 per share to all stockholders of record on June 1, September 1, December 1 and March 1, 2016. In connection with these dividends and based on their respective equity holdings, our NEOs received such dividend payments with respect to unvested shares of restricted common stock, which amounts are reflected in the “All Other Compensation” column.
(b)	The amounts shown in this column include the value of perquisites and other personal benefits to an NEO only if the aggregate value exceeded $10,000. Where we do report perquisites and other personal benefits for an NEO, we have separately quantified each perquisite or personal benefit only if it exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for that individual. The amount reported for Mr. Sturgeon includes (i) $4,868 for personal use of automobile and related automobile liability insurance expense, and (ii) $9,315 for reimbursement for social membership dues. The amount reported for Mr. Cottrill includes (i) $32,918 reimbursement for relocation expenses and temporary housing, and (ii) personal use of automobile and related automobile liability insurance expense, which amounts are not quantified since they do not exceed the greater of $25,000 or 10% of the total amount of Mr. Cottrill’s perquisites and personal benefits. The amount reported for Mr. Chlapaty includes (i) $110,152 of incremental cost to us of Mr. Chlapaty’s personal use of Company aircraft for charitable and philanthropic purposes (the incremental cost of personal use of Company aircraft is summarized above under “Compensation Discussion and Analysis — Benefits and Executive Perquisites”), (ii) personal use of automobile and related automobile liability insurance expense, which amounts are not quantified since they do not exceed the greater of $25,000 or 10% of the total amount of Mr. Chlapaty’s perquisites and personal benefits, and (iii) $14,063 of reimbursement for social membership dues.

Grants of Plan-Based Awards for Fiscal Year 2016

The following table provides information concerning awards granted to the NEOs in the last fiscal year under any plan:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)
		Threshold $	Target $	Maximum $
Joseph A. Chlapaty	N/A	385,000	770,000	1,925,000	—	—	—	—
Scott A. Cottrill (2)	N/A	73,476	146,951	367,378	—	—	—	—
Mark B. Sturgeon	N/A	120,000	240,000	600,000	—	—	—	—
Thomas M. Fussner	N/A	125,625	251,250	628,125	—	—	—	—
Ronald R. Vitarelli	N/A	116,250	232,500	581,250	—	—	—	—
Robert M. Klein	N/A	94,250	188,500	471,250	—	—	—	—

(1)	The amounts shown reflect the estimated payouts for fiscal year 2016 under the Cash Incentive Plan that the respective NEO would be eligible for assuming no use of discretion by the Committee in authorizing such payments. Actual amounts awarded are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For additional information, see discussion above under “— Compensation Discussion and Analysis — Components of Compensation — Annual Cash Incentive Compensation.”
(2)	Mr. Cottrill participated in the Cash Incentive Plan with an initial annual targeted cash bonus of 75% of his base salary and with prorated participation for fiscal year 2016 reflecting his start date of November 9, 2015. Pursuant to the terms of his offer letter, Mr. Cottrill is entitled to receive equity based awards of restricted stock with a value of $300,000 and non-qualified stock options with a value of $500,000, subject to approval by the Company’s Board of Directors, which awards will be made at a later date.
(3)	The amounts shown are based on the aggregate grant date fair value of restricted stock and stock options awarded, computed in accordance with FASB ASC Topic 718. We calculated the estimated fair value of each option award on the date of grant using a Black-Scholes option pricing model, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Employee Benefit Plans — Stock-Based Compensation Plans.”

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

Potential Payment . The following table sets forth the payments and benefits that would be received by each NEO in the event a termination of employment or a change-in-control of the Company had occurred on March 31, 2016, over and above any payments or benefits he otherwise would already have been entitled to or vested in on such date under any employment contract or other plan of the Company. The NEO would receive other payments and benefits as well upon termination of employment to which they were already entitled or vested in on such date. The actual amounts to be paid can only be determined at the time of such NEO’s separation from us and could therefore be more or less than the amounts set forth below. For the purposes of the calculations in the table, payments that would be made over time have been presented as a lump sum value.

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

Participation . Our board of directors will select participants and determine the terms of the awards under the 2008 Plan, which will be set forth in a restricted stock agreement.

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

Amendment . We may, by action of our board of directors, amend or terminate the 2008 Plan at any time, or, by action of the Board with the consent of the anticipant, to amend or terminate any outstanding award of restricted stock.

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

Administration . Our board of directors administers the 2013 Plan. Subject to the provisions of the 2013 Plan, the Board has the discretion to determine the employees to be granted options and the number of shares subject to each option (except that options granted to members of the Board are subject to the approval of a majority of the our disinterested directors), the time to grant options, the option price, the time and duration to exercise the options. Subject to the terms of the 2013 Plan, the Board also has the discretion to specify additional conditions to the grant and exercise of any option as well as interpret the provisions of, and any option granted under, the 2013 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership by Directors and Executive Officers

The following table shows beneficial ownership of the Company’s common stock by (i) persons believed by us to own beneficially more than 5% of the Company’s outstanding shares, based on our review of SEC filings, (ii) all directors and nominees, (iii) the named executive officers included in the Summary Compensation Table in this Annual Report on Form 10-K/A, and (iv) all directors, nominees, and executive officers (as of August 31, 2016) as a group.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements (Restated). See “Table of Contents” on page F-1.

(a)2.	Financial Statement Schedules. Schedule II — Consolidated Valuation and Qualifying Accounts.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on January 10, 2017.

Signature	Title

/s/ Joseph A. Chlapaty Joseph A. Chlapaty	Chairman of the Board of Directors, Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ Scott A. Cottrill Scott A. Cottrill	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/s/ Tim A. Makowski Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert M. Eversole** Robert M. Eversole	Director

/s/ Alexander R. Fischer** Alexander R. Fischer	Director

/s/ Tanya Fratto** Tanya Fratto	Director

/s/ M.A. (Mark) Haney** M.A. (Mark) Haney	Director

/s/ C. Robert Kidder** C. Robert Kidder	Director

Signature	Title

/s/ Richard A. Rosenthal** Richard A. Rosenthal	Director

/s/ Carl A. Nelson, Jr.** Carl A. Nelson, Jr.	Director

/s/ Abigail S. Wexner** Abigail S. Wexner	Director

**	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors, which powers of attorney were included with the Original Form 10-K as filed with the Securities and Exchange Commission on September 15, 2016.

By:	/s/ Scott A. Cottrill
Scott A. Cottrill, Attorney-in-fact

Page

Audited Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2016 (Restated) and 2015 (Restated)	F-4

Consolidated Statements of Operations for the fiscal years ended March 31, 2016 (Restated), 2015 (Restated) and 2014 (Restated)	F-5

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2016 (Restated), 2015 (Restated), and 2014 (Restated)	F-6

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016 (Restated), 2015 (Restated), and 2014 (Restated)	F-7

Consolidated Statements of Stockholders’ Equity (Deficit) and Mezzanine Equity for the fiscal years ended March 31, 2016 (Restated), 2015 (Restated), and 2014 (Restated)	F-8

Notes to Consolidated Financial Statements	F-11

Schedule II, Consolidated Valuation and Qualifying Accounts for the fiscal years ended March 31, 2016 (Restated), 2015 (Restated), and 2014 (Restated)	F-58

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

As discussed in Note 23 to the consolidated financial statements, the accompanying 2016, 2015, and 2014 consolidated financial statements have been restated to correct misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2016 (January 10, 2017, as to the effects of the subsequently identified material weakness described in Management’s Report on Internal Control over Financial Reporting (Revised)) expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio

September 15, 2016 (January 10, 2017, as to the effects of the restatement discussed in Note 23)

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

Subsequent to the filing of the fiscal year 2016 Annual Report on Form 10-K dated September 15, 2016, the Company’s management identified the following material weakness as of March 31, 2016:

•	Stock-Based Compensation – We did not design and maintain effective control over the accounting for stock-based compensation and certain other executive compensation-related arrangements, as the Company’s historical accounting analysis failed to consider the following: (i) all relevant contractual terms in agreements with employees, such as the employee’s ability to withhold shares at the time of stock option exercise that exceeds the minimum tax withholding required by law, (ii) all relevant Company practices, such as the periodic repurchase of shares within six months of the exercise date with respect to stock option exercises and within six months of the vesting date with respect to restricted stock, (iii) all criteria necessary for the purpose of assessing whether stock-based awards or other executive compensation-related arrangements should be classified as liability or equity, and (iv) all executive compensation-related obligations that should have been recorded as liabilities or mezzanine equity. As a result, we concluded that our failure to design and maintain effective control over our accounting for stock-based compensation and executive compensation-related arrangements as described above constituted a material weakness.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2016, of the Company and our report dated September 15, 2016 (January 10, 2017, as to the effects of the restatement discussed in Note 23), expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Columbus, Ohio

September 15, 2016 (January 10, 2017, as to the effects of the subsequently identified material weakness described in Management’s Report on Internal Control over Financial Reporting (Revised))

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2016	2015
	(As Restated)(1)	(As Restated)(1)
ASSETS
Current assets:
Cash	$6,555	$3,623
Receivables (less allowance for doubtful accounts of $7,956 and $5,423, respectively)	186,883	154,294
Inventories	230,466	260,550
Deferred income taxes and other current assets	15,658	25,943

Total current assets	439,562	444,410
Property, plant and equipment, net	391,744	375,813
Other assets:
Goodwill	100,885	98,679
Intangible assets, net	59,869	58,055
Other assets	48,387	61,167

Total assets	$1,040,447	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,870	$9,580
Current maturities of capital lease obligations	19,231	15,731
Accounts payable	119,606	111,893
Current portion of liability-classified stock-based awards	10,118	17,611
Other accrued liabilities	65,099	54,349
Accrued income taxes	2,260	6,299

Total current liabilities	252,184	215,463
Long-term debt obligation	315,345	390,315
Long-term capital lease obligations	56,809	45,503
Deferred tax liabilities	63,952	62,832
Other liabilities	37,921	38,865

Total liabilities	726,211	752,978
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,819 and 25,639 shares outstanding, respectively	310,240	320,490
Deferred compensation — unearned ESOP shares	(205,664)	(212,469)
Redeemable noncontrolling interest in subsidiaries	7,171	—

Total mezzanine equity	111,747	108,021
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 153,560 shares issued; 54,437 and 53,522 shares outstanding, respectively	12,393	12,393
Paid-in capital	739,097	723,495
Common stock in treasury, at cost	(440,995)	(445,065)
Accumulated other comprehensive loss	(21,261)	(15,521)
Retained deficit	(101,778)	(114,590)

Total ADS stockholders’ equity	187,456	160,712
Noncontrolling interest in subsidiaries	15,033	16,413

Total stockholders’ equity	202,489	177,125

Total liabilities, mezzanine equity and stockholders’ equity	$1,040,447	$1,038,124

(1)	See Note 23. Restatement of Previously Issued Financial Statements

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2016	2015	2014
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Net sales	$1,290,678	$1,180,073	$1,067,780
Cost of goods sold	1,005,326	974,960	875,232

Gross profit	285,352	205,113	192,548
Operating expenses:
Selling	88,478	80,481	74,042
General and administrative	92,504	75,855	62,897
Loss (gain) on disposal of assets or businesses	812	362	(2,863)
Intangible amortization	9,224	9,754	10,145

Income from operations	94,334	38,661	48,327
Other expense:
Interest expense	18,460	19,368	18,807
Derivative losses (gains) and other expense (income), net	16,575	14,370	(1,177)

Income before income taxes	59,299	4,923	30,697
Income tax expense	23,498	6,284	19,637
Equity in net loss of unconsolidated affiliates	5,234	2,335	3,086

Net income (loss)	30,567	(3,696)	7,974
Less net income attributable to noncontrolling interest	5,515	4,131	3,593

Net income (loss) attributable to ADS	25,052	(7,827)	4,381

Change in fair value of Redeemable convertible preferred stock	—	(11,054)	(3,979)
Accretion of Redeemable noncontrolling interest	(932)	—	—
Dividends to Redeemable convertible preferred stockholders	(1,425)	(661)	(10,139)
Dividends paid to unvested restricted stockholders	(24)	(11)	(25)

Net income (loss) available to common stockholders and participating securities	22,671	(19,553)	(9,762)
Undistributed income allocated to participating securities	(1,270)	—	—

Net income (loss) available to common stockholders	$21,401	$(19,553)	$(9,762)

Weighted average common shares outstanding:
Basic	53,978	51,344	47,277
Diluted	55,176	51,344	47,277
Net income (loss) per share available to common stockholders:
Basic	$0.40	$(0.38)	$(0.21)
Diluted	$0.39	$(0.38)	$(0.21)
Cash dividends declared per share	$0.20	$0.08	$1.68

(1)	See Note 23. Restatement of Previously Issued Financial Statements

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2016	2015	2014
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Net income (loss)	$30,567	$(3,696)	$7,974
Other comprehensive loss:
Currency translation	(8,594)	(11,928)	(6,991)

Comprehensive income (loss)	21,973	(15,624)	983
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(2,854)	(3,237)	(1,242)
Less net income attributable to noncontrolling interest	5,515	4,131	3,593

Total comprehensive income (loss) attributable to ADS	$19,312	$(16,518)	$(1,368)

(1)	See Note 23. Restatement of Previously Issued Financial Statements

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2016	2015	2014
	(As Restated)(1)	(As Restated)(1)	(As Restated)(1)
Cash Flows from Operating Activities
Net income (loss)	$30,567	$(3,696)	$7,974
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,009	65,472	63,674
Deferred income taxes	10,686	(18,762)	(7,644)
Loss (gain) on disposal of assets or businesses	812	362	(2,863)
ESOP, stock repurchase agreement and stock-based compensation	4,382	37,402	37,432
Amortization of deferred financing charges	1,412	1,410	1,591
Fair market value adjustments to derivatives	2,163	7,746	(53)
Loss on purchase of non-controlling interest	490	—	—
Equity in net loss of unconsolidated affiliates	5,234	2,335	3,086
Other operating activities	7,243	(1,062)	5,611
Changes in working capital (see Note 22)	1,344	(16,828)	(36,398)

Net cash provided by operating activities	135,342	74,379	72,410

Cash Flows from Investing Activities
Capital expenditures	(44,942)	(32,080)	(40,933)
Proceeds from disposition of assets or businesses	—	538	9,302
Cash paid for acquisitions, net of cash acquired	(3,188)	(36,385)	—
Investment in unconsolidated affiliates	—	(7,566)	(6,375)
Proceeds from note receivable to related party	3,854	—	—
Issuance of note receivable to related party	(3,854)	—	—
Other investing activities	(888)	(600)	(706)

Net cash used in investing activities	(49,018)	(76,093)	(38,712)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	409,100	389,200	490,703
Payments on Revolving Credit Facility	(448,200)	(432,200)	(429,660)
Proceeds from Term Loan	—	—	100,000
Payments on Term Loan	(8,750)	(6,250)	(80,000)
Proceeds from Senior Notes	—	—	25,000
Proceeds from notes, mortgages, and other debt	6,378	—	—
Payments of notes, mortgages, and other debt	(7,208)	(4,903)	(1,942)
Payments on CSV life insurance policies	—	(872)	—
Payments on capital lease obligations	(19,780)	(9,278)	(12,240)
Payments for deferred initial public offering costs	—	(6,479)	—
Debt issuance costs	—	—	(2,311)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	79,131	—
Cash dividends paid	(16,240)	(7,869)	(115,058)
Redemption of Redeemable convertible preferred stock	—	—	(4,428)
Purchase of treasury stock — common	—	(3)	(1,063)
Other financing activities	1,736	1,314	(110)

Net cash (used in) provided by financing activities	(82,964)	1,791	(31,109)

Effect of exchange rate changes on cash	(428)	(385)	(19)

Net change in cash	2,932	(308)	2,570
Cash at beginning of year	3,623	3,931	1,361

Cash at end of year	$6,555	$3,623	$3,931

(1)	See Note 23. Restatement of Previously Issued Financial Statements

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Amounts in thousands)	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained Earnings	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2013, as previously reported	109,979	$11,957	$40,026	101,191	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	—	$608,346

Cumulative revision and restatement adjustments	—	—	(155)	—	—	—	$(32,292)	$(32,447)	—	$(32,447)	—	—	—	—	—	—	—	—

Balance April 1, 2013 (As Restated)(1)	109,979	$11,957	$39,871	101,191	$(448,571)	$(1,081)	$46,910	$(350,914)	$18,544	$(332,370)	38,292	$522,276	26,547	$282,547	18,461	$(196,477)	—	$608,346

Net income	—	—	—	—	—	—	4,381	4,381	3,593	7,974	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,749)	—	(5,749)	(1,242)	(6,991)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(10,021)	(10,021)	—	(10,021)	—	—	—	—	—	—	—	—
Common stock dividend ($ 1.68 per share)	—	—	—	—	—	—	(77,592)	(77,592)	—	(77,592)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,311)	(2,311)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	(203)	—	—	—	—	(203)	—	(203)	—	—	—	—	(725)	8,093	—	8,093
Dividend	—	—	—	—	—	—	(118)	(118)	—	(118)	—	—	—	—	(9)	118	—	118
Exercise of common stock options	—	—	(1,785)	(428)	1,896	—	—	111	—	111	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	1,187	85	(1,187)	—	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	121	(118)	486	—	—	607	—	607	—	—	—	—	—	—	—	—
Redemption of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	(418)	(4,428)	—	—	—	(4,428)
Purchase of common stock	—	—	—	80	(1,063)	—	—	(1,063)	—	(1,063)	—	—	—	—	—	—	—	—
Reclassification of common stock to redeemable common stock	(28)	—	(385)	—	—	—	—	(385)	—	(385)	28	385	—	—	—	—	—	385
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(3,979)	—	—	—	—	(3,979)	—	(3,979)	—	—	—	13,601	—	(9,622)	—	3,979

Adjustments to redeemable common stock fair value measurement	—	—	(26,458)	—	—	—	—	(26,458)	—	(26,458)	—	26,458	—	—	—	—	—	26,458
Adjustments to redeemable common stock agreements	(17)	—	—	—	—	—	(240)	(240)	—	(240)	17	240	—	—	—	—	—	240

Balance March 31, 2014 (As Restated)(1)	109,934	$11,957	8,369	100,810	$(448,439)	$(6,830)	$(36,680)	$(471,623)	$18,584	$(453,039)	38,337	$549,359	26,129	$291,720	17,727	$(197,888)	—	$643,191

(1)	See Note 23. Restatement of Previously Issued Financial Statements

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Amounts in thousands)	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained Earnings	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2014 (As Restated)(1)	109,934	$11,957	$8,369	100,810	$(448,439)	$(6,830)	$(36,680)	$(471,623)	$18,584	$(453,039)	38,337	$549,359	26,129	$291,720	17,727	$(197,888)	—	$643,191

Net income (loss)	—	—	—	—	—	—	(7,827)	(7,827)	4,131	(3,696)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(8,691)	—	(8,691)	(3,237)	(11,928)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(534)	(534)	—	(534)	—	—	—	—	—	—	—	—
Common stock dividend ($ 0.08 per share)	—	—	—	—	—	—	(4,270)	(4,270)	—	(4,270)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,065)	(3,065)	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	3,003	—	—	—	—	3,003	—	3,003	—	—	—	—	(731)	9,141	—	9,141
Dividend	—	—	—	—	—	—	(127)	(127)	—	(127)	—	—	—	—	(6)	127	—	127
Exercise of common stock options	—	—	8,491	(235)	1,048	—	—	9,539	—	9,539	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	5,856	(167)	743	—	—	6,599	—	6,599	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	(3)	—	—	(3)	—	(3)	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	4,454	(377)	1,679	—	—	6,133	—	6,133	—	—	(490)	(6,133)	—	—	—	(6,133)
Adjustments to redeemable convertible preferred stock fair value measurement	—		(13,077)	—	—	—	2,023	(11,054)	—	(11,054)	—	—	—	34,903	—	(23,849)	—	11,054

Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040	(38,320)	(615,040)	—	—	—	—	—	(615,040)
Adjustments to redeemable common stock agreements	17	—	19,510	—	—	—	(1,254)	18,256	—	18,256	(17)	(240)	—	—	—	—	—	(240)

Balance March 31, 2015 (As Restated)(1)	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125	—	$—	25,639	$320,490	16,990	$(212,469)	—	$108,021

(1)	See Note 23. Restatement of Previously Issued Financial Statements

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Amounts in thousands)	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained Earnings	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2015 (As Restated)(1)	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	25,052	25,052	5,080	30,132	—	—	—	—	—	—	435	435
Other comprehensive loss	—	—	—	—	—	(5,740)	—	(5,740)	(2,854)	(8,594)	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)	—	—	—	—	—	—	—	—
Common stock dividend ($ 0.20 per share)	—	—	—	—	—	—	(10,815)	(10,815)	—	(10,815)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)	—	—	—	—	—	—	(526)	(526)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,577	—	—	—	—	3,577	—	3,577	—	—	—	—	(534)	6,673	—	6,673
Dividend	—	—	—	—	—	—	(132)	(132)	—	(132)	—	—	—	—	(8)	132	—	132
Exercise of common stock options	—	—	4,379	(215)	954	—	—	5,333	—	5,333	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	582	(69)	309	—	—	891	—	891	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	7,443	(631)	2,807	—	—	10,250	—	10,250	—	—	(820)	(10,250)	—	—	—	(10,250)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(573)	—	—	—	—	(573)	—	(573)	—	—	—	—	—	—	932	932
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	194	—	—	—	—	194	—	194	—	—	—	—	—	—	—	—

Balance March 31, 2016 (As Restated)(1)	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	—	$—	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747

(1)	See Note 23. Restatement of Previously Issued Financial Statements

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

Stock-Based Compensation

See Note 18. Stock-Based Compensation for information about our stock-based compensation award programs and related accounting policies.

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

	Proforma
(Amounts in thousands)	2016	2015
Net sales	$1,294,277	$1,190,749
Net income (loss) attributable to ADS	25,090	(7,799)

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

	Proforma
(Amounts in thousands)	2015	2014
Net sales	$1,217,431	$1,102,477
Net (loss) income attributable to ADS	(6,118)	4,783

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

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015
Land, buildings and improvements	$178,189	$177,073
Machinery and equipment	730,791	690,079
Construction in progress	14,902	5,991

Total cost	923,882	873,143
Less accumulated depreciation	(532,138)	(497,330)

Property, plant and equipment, net	$391,744	$375,813

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ending March 31:

(Amounts in thousands)	2016	2015	2014
Depreciation expense (inclusive of leased assets depreciation)	$55,650	$50,136	$48,230

5.	LEASES

Capital Leases

The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets included in Property, plant and equipment consisted of the following:

(Amounts in thousands)	2016	2015
Buildings and improvements	$6,131	$7,163
Machinery and equipment	186,258	168,437

Total cost	192,389	175,600
Less accumulated depreciation	(102,572)	(102,263)

Leased assets in Property, plant and equipment, net	$89,817	$73,337

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

(Amounts in thousands)	2016	2015	2014
Lease interest expense	$3,367	$2,249	$2,666
Depreciation of leased assets	15,782	13,943	12,644

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

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2016 and 2015 were as follows:

	Contingent consideration	Executive stock repurchase agreements	Redeemable common stock	Redeemable convertible preferred stock	Deferred compensation – unearned ESOP shares	Total
Balance at March 31, 2014	$2,898	$16,934	$549,359	$291,720	$(197,888)	$663,023
Allocation of ESOP shares to participants	—	—	—	—	4,391	4,391
Change in fair value	174	1,302	65,921	34,903	(23,849)	78,451
Payments of contingent consideration liability	(628)	—	—	—	—	(628)
Transfer out of Level 3	—	(18,236)	(615,280)	(326,623)	217,346	(742,793)

Balance at March 31, 2015	$2,444	$—	$—	$—	$—	$2,444
Acquisition	750	—	—	—	—	750
Change in fair value	371	—	—	—	—	371
Payments of contingent consideration liability	(707)	—	—	—	—	(707)

Balance at March 31, 2016	$2,858	$—	$—	$—	$—	$2,858

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

The liability associated with the executive stock repurchase agreements was valued on the same basis as the Redeemable common stock, and as such is also considered a Level 3 measurement. The executive stock repurchase agreements were terminated upon the IPO. As a result, this liability was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity. See Note 16. Stockholders’ Equity for more information on the executive stock repurchase agreements.

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

Non-recurring Fair Value Measurements

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

In addition, according to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana is not permitted to make loans to ADS, Inc.

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

The Special Dividend on the ESOP’s allocated shares was paid in cash (i.e., passed through) to participants, and the Special Dividend on the ESOP’s unallocated shares was retained by the ESOP and allocated among the participants’ ESOP cash accounts. The allocation of cash among the participants’ ESOP cash accounts related to dividends paid on unallocated shares resulted in additional compensation expense for the fiscal year ended March 31, 2014 of $25,134, of which $13,896 was included in Cost of goods sold, $4,550 was included in Selling expenses, and $6,688 was included in General and administrative expenses in the Consolidated Statements of Operations.

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

Executive Termination Payments

ADS has employment agreements with certain executives that include potential payments to be made to those executives upon termination. The terms of the termination payments vary by executive, but are generally based on current base salary and bonus levels at the time of termination. The contractual termination payments vest upon either (1) certain contingent occurrences terminating employment such as death, disability, layoff, the executive voluntarily quitting due to a breach of covenants by the Company or for other “good reason” or (2) the executive reaching a specified retirement age while still working for the Company, as defined in the individual employee agreement.

The Company accrues a liability from the effective date of the executive’s employment agreement to the date the executive reaches the required retirement age while working for the Company, which is considered the service period for this obligation. The liability is estimated based on each executive’s current base salary and bonus levels. Because the executives vest in the termination payments equally over the relevant service period, the Company recognizes the related compensation expense based on the straight-line method over the service period. If an executive terminates their employment prior to reaching the required retirement age, no payment is required and the previously-recorded compensation expense for that executive is reversed and recorded as a benefit to compensation expense in the period the executive terminates employment.

The compensation expense (benefit) recorded related to the executive termination payments for the fiscal years ended March 31, 2016, 2015 and 2014 was ($294), $328 and $737, respectively, and is included in General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2016 and 2015, the executive termination payment obligation was $4,005 and $4,299, respectively, and is included in Other liabilities in the Consolidated Balance Sheets.

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

Total cash dividends paid on common stock during the fiscal years ended March 31, 2016, 2015 and 2014 were $10,815, $4,270, and $77,592, respectively.

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

Prior to the termination of the stock repurchase agreements upon the IPO in July 2014, the Company classified all shares subject to the mandatorily redeemable obligation as liabilities and all shares subject to an executive’s put rights as mezzanine equity. For those shares classified as liabilities, changes in the fair value of the shares were recognized as compensation expense. The related compensation expense for the fiscal years ended March 31, 2015 and 2014 was $1,011 and $2,579, respectively, and is included in General and administrative expenses in the Consolidated Statements of Operations. For those shares classified as mezzanine equity, the balance was recorded in Redeemable common stock and changes in the fair value of the shares were recorded as adjustments to Retained earnings (deficit) and Paid-in capital. The changes in fair value recorded as adjustments to Retained earnings (deficit) were $(1,254) and $(240) for the fiscal years ended March 31, 2015 and 2014, respectively.

After the termination of the stock repurchase agreements upon the IPO in July 2014, the Company reclassified the carrying amount of the mandatorily redeemable obligation portion of the shares of $18,236 and the executive put right portion of the shares of $1,493 to Paid-in capital in the Consolidated Balance Sheets.

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

In addition, stock repurchase agreements with certain executives provided the executive or the executive’s heir or estate with put rights up to a set dollar amount allowing their common stock to be put to the Company. Prior to the termination of the stock repurchase agreements upon the IPO in July 2014, the Company classified all shares subject to the executive’s put rights as Redeemable common stock. After the termination of the stock repurchase agreements upon the IPO, the Company reclassified the carrying amount of the shares subject to the executive put rights to Paid-in capital in the Consolidated Balance Sheets. See Note 16. Stockholders’ Equity for further discussion.

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

ADS has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Equity-classified stock option and restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock option and restricted stock awards are re-measured at fair value at each relevant reporting date, and the pro-rata vested portion of the award is recognized as a liability. Prior to the IPO, liability-classified stock options were re-measured at fair value each period until the earlier of six months after the stock options were exercised or the IPO date, and liability-classified restricted stock was re-measured at fair value each period until six months after the restricted stock fully vested or the IPO date. Subsequent to the IPO, liability-classified stock options are re-measured at fair value each period until they are exercised. The ultimate expense recognized for liability-classified stock option and restricted stock awards is equal to the intrinsic value at settlement unless otherwise modified.

Compensation expense for stock options and restricted stock is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing model. The fair value of restricted stock is based on the fair value of the Company’s common stock.

Stock-based compensation expense is recorded in General and administrative expenses, Selling expenses and Cost of goods sold in the Consolidated Statements of Operations. The stock-based compensation liability associated with stock options and restricted stock expected to vest within the next twelve months is recorded in Current portion of liability-classified stock-based awards, with the portion related to those expected to vest beyond twelve months recorded in Other liabilities in the Consolidated Balance Sheets.

The Company recognized stock-based compensation expense (benefit) in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014:

(Amounts in thousands)	2016	2015	2014
Component of income before income taxes:
Cost of goods sold	$(300)	$1,100	$—
Selling expenses	(500)	1,500	—
General and administrative expenses	(5,068)	21,647	4,338

Total stock-based compensation expense	(5,868)	24,247	4,338

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

Both the 2000 Plan and the 2013 Plan permit the employees to satisfy their personal tax liability associated with the exercise of the stock options through the net settlement of shares in excess of the minimum tax withholding required by law. In addition, prior to the Company’s initial public offering in fiscal 2015, the Company had periodically repurchased shares resulting from option exercises within six months of the exercise date. As such, the Company accounts for all 2000 Plan and 2013 Plan awards as liability-classified awards.

The Company determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the price of our common stock, risk-free interest rate, dividend yield and expiration date. During the fiscal years ended March 31, 2016, 2015 and 2014, we recognized total stock-based compensation expense (benefit) under both stock option plans of $(6,784), $21,666, and $2,312, respectively. As of March 31, 2016, there was a total of $7,738 of unrecognized compensation expense related to unvested stock option awards that will be recognized as an expense as the awards vest over the remaining weighted average service period of 2.4 years.

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as summarized in the following table. For the periods prior to our IPO in fiscal 2015, the price of our common stock, as a private company, was based on an estimate of its fair value.

	2016	2015	2014
Common stock price	$18.34 - $33.03	$14.33 - $29.94	$13.64 - $14.33
Expected stock price volatility	31.1% - 39.3%	28.2% - 51.0%	26.7% - 53.7%
Risk-free interest rate	0.5% - 1.5%	0.1% - 1.8%	<0.1% - 2.4%
Weighted-average expected option life (years)	0.5 – 6.2	0.5 - 7.2	0.1 – 7.2
Dividend yield	0.9%	0.5%	0.8%

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1,412 shares. We had approximately 1,123 and 1,412 shares available for granting under the 2000 and 2013 plans, respectively, as of March 31, 2016.

2000 Plan

The stock option activity for the fiscal year ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	746	$10.75	4.1
Granted	—	—	—
Exercised	(215)	8.31	—
Forfeited	(16)	8.81	—

Outstanding at end of year	515	11.82	4.2

Vested at end of year	439	11.14	3.5

Unvested at end of year	76	15.74	8.4

Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	78	$6.76
Granted	—	—
Vested	—	—
Forfeitures	(2)	6.76

Unvested at end of year	76	$6.76

The total fair value of options that vested during the fiscal years ended March 31, 2015 and 2014 were $8,052 and $1,212, respectively (no options vested in fiscal 2016). The weighted average grant date fair value of stock options granted during the fiscal years ended March 31, 2015 and 2014 were $6.76 and $6.38, respectively (no options were granted in fiscal 2016). The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2016 was $4,888 and $4,283, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2016, 2015 and 2014 were $3,702, $3,427 and $3,951, respectively.

2013 Plan

The stock option activity for the fiscal year ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of year	1,911	$13.64	8.42
Issued	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of year	1,911	13.64	7.42

Vested at end of year	816	13.64	7.42

Unvested at end of year	1,095	13.64	7.42

Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,503	$6.22
Vested	(408)	6.22

Unvested at end of year	1,095	$6.22

The weighted average grant fair value of stock options granted during the fiscal years ended March 31, 2016, 2015 and 2014 were $0, $0, and $6.22, respectively. The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2016 was $15,924 and $7,168, respectively. The total fair value of options that vested during the fiscal years ended March 31, 2016, 2015 and 2014 were $3,584, $7,177, and $0, respectively. There were no options exercised during the fiscal years ended March 31, 2016, 2015 and 2014.

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

Prior to the Company’s initial public offering in fiscal 2015, the Company periodically repurchased shares from employees within six months of the shares vesting. As such, for the periods prior to the Company’s initial public offering, the restricted stock awards were accounted for as liability-classified awards. In the periods subsequent to the initial public offering, the Company discontinued repurchasing employee held restricted shares due to the existence of a public market for the shares. Accordingly, upon the initial public offering the Company has modified the restricted stock awards from being accounted for as liability-classified to equity-classified awards and reclassified the carrying amount of the awards of $4,762 to Paid-in capital in the Consolidated Balance Sheets. The restricted stock has been accounted for as equity-classified awards for the periods subsequent to the initial public offering.

The Company recognized compensation expense of $916, $1,681, and $2,026 in the fiscal years ended March 31, 2016, 2015 and 2014, respectively, relating to the issuance of these shares; of these amounts, $0, $0, and $385 relate to restricted shares that vested immediately. We had approximately 346 shares available for grant under this plan as of March 31, 2016.

The information about the unvested restricted stock grants as of March 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183	$12.65
Granted	—	—
Vested	(69)	12.20
Forfeited	(2)	12.12

Unvested at end of year	112	$12.97

We expect all restricted stock grants to vest.

At March 31, 2016, there was approximately $1,070 of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.6 years. During the fiscal year ended March 31, 2014 the weighted average grant date fair value of restricted stock granted was $13.64 (no restricted stock was granted in fiscal years 2016 and 2015). During the fiscal years ended March 31, 2016, 2015 and 2014 the total fair value of restricted stock that vested was $1,119, $1,926 and $1,573, respectively.

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

The Company has determined that the restricted stock granted to directors should be accounted for as equity-classified awards. The Company recognized compensation expense of $0 and $900 for the fiscal years ended March 31, 2016 and 2015, respectively, relating to the issuance of these shares. We had approximately 234 shares available for grant under this plan as of both March 31, 2016 and 2015.

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

19.	INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2016	2015	2014
United States	$45,159	$(4,381)	$17,841
Foreign	14,140	9,304	12,856

Total	$59,299	$4,923	$30,697

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2016	2015	2014
Current:
Federal	$6,889	$20,592	$21,476
State and local	2,126	3,655	3,857
Foreign	3,791	831	1,126

Total current tax expense	12,806	25,078	26,459

Deferred:
Federal	10,019	(16,270)	(5,034)
State and local	1,431	(2,626)	(2,687)
Foreign	(758)	102	899

Total deferred tax expense (benefit)	10,692	(18,794)	(6,822)

Total Income tax expense	$23,498	$6,284	$19,637

For the fiscal years ended March 31, our effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Redeemable convertible preferred stock dividend	(0.8)	(3.8)	(11.4)
ESOP stock appreciation	5.8	82.3	8.4
ESOP compensation for Special Dividend on unallocated shares	—	0.2	25.8
Effect of tax rate of foreign subsidiaries	0.8	(9.3)	(3.0)
State and local taxes—net of federal income tax benefit	4.3	19.7	1.2
Stock-based compensation	(1.8)	64.7	1.2
Uncertain tax position change	(3.6)	(35.2)	6.8
Qualified production activity credit	(0.9)	(37.1)	(5.6)
Cumulative adjustments to deferred taxes	—	—	(0.7)
Executive repurchase agreement	—	7.2	2.3
Other	0.8	3.9	4.0

Effective rate	39.6%	127.6%	64.0%

The Company’s effective tax rate will vary based on factors, including but not limited to, overall profitability, the geographical mix of income before taxes and discrete events. The fiscal year 2015 effective tax rate exceeded the federal statutory rate due in part to the significant permanent differences associated with non-deductible ESOP stock appreciation and stock-based compensation expense, the effect of which was increased by the near break-even amount of pre-tax income, whereas the fiscal year 2016 effective tax rate more closely approximates a normal effective tax rate for the Company. The fiscal year 2014 effective tax rate exceeded the federal statutory rate primarily due to the special dividend payment to participants in the ESOP, which we treated as non-deductible for income tax expense purposes and as a result increased our effective tax rate by 25.8%. Please refer to Note 15. Employee Benefit Plans for additional information on the Special Dividend.

As discussed in Note 23. Restatement of Previously Issued Financial Statements, the Company restated its consolidated financial statements for the fiscal years ended March 31, 2016, 2015 and 2014 related to the accounting for stock-based compensation awards, as well as the compensation expense associated with certain executive employment agreements. The restatement adjustments related to the executive stock repurchase agreements and incentive stock options resulted in permanent add-backs for tax purposes. All other changes as a result of the restatement are temporary in nature with no impact to the effective tax rate, with the primary impact on the deferred tax accounts being increases to the current and non-current deferred tax assets associated with non-qualified stock options and the executive termination payments.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2016	2015
Deferred tax assets:
State income taxes	$1,927	$1,526
ESOP loan repayment	1,390	1,421
Receivable and other allowances	2,150	2,534
Derivatives	4,397	3,533
Inventory	1,433	11,271
Non-Qualified stock options	4,309	6,478
Bonus accrual	1,852	1,736
Accrued rebates	1,378	1,378
Worker’s compensation	1,390	667
Contingent consideration	533	247
Purchase card accrual	232	232
Foreign NOL’s	1,507	1,504
Other	2,259	1,039

Total deferred tax assets	24,757	33,566
Less: valuation allowance	(1,507)	(1,504)

Total net deferred tax assets	23,250	32,062

Deferred tax liabilities:
Intangible assets	8,882	10,983
Property, plant and equipment	52,115	51,440
Leases	6,059	4,035
Capitalized software costs	2,935	3,159
Goodwill	3,643	2,735
Other	1,867	1,486

Total deferred tax liabilities	75,501	73,838

Net deferred tax liability	$52,251	$41,776

Net deferred tax assets are included in Deferred income taxes and other current assets and Other assets on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2016	2015
Net current deferred tax assets	$11,701	$21,056
Net non-current deferred tax liabilities	63,952	62,832

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

The following table presents information necessary to calculate net income (loss) per share for the fiscal years ended March 31, 2016, 2015 and 2014, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2016	2015	2014
NET INCOME (LOSS) PER SHARE — BASIC:
Net income attributable to ADS	$25,052	$(7,827)	$4,381
Adjustment for:
Change in fair value of Redeemable convertible preferred stock	—	(11,054)	(3,979)
Accretion of Redeemable noncontrolling interest in subsidiaries	(932)	—	—
Dividends paid to Redeemable convertible preferred stockholders	(1,425)	(661)	(10,139)
Dividends paid to unvested restricted stockholders	(24)	(11)	(25)

Net income (loss) available to common stockholders and participating securities	22,671	(19,553)	(9,762)
Undistributed income allocated to participating securities	(1,270)	—	—

Net income (loss) available to common stockholders — Basic	21,401	(19,553)	(9,762)
Weighted average number of common shares outstanding — Basic	53,978	51,344	47,277

Net income (loss) per common share — Basic	$0.40	$(0.38)	$(0.21)

NET INCOME (LOSS) PER SHARE — DILUTED:
Net income (loss) available to common stockholders — Diluted	21,401	(19,553)	(9,762)

Weighted average number of common shares outstanding — Basic	53,978	51,344	47,277
Assumed exercise of stock options	1,198	—	—

Weighted average number of common shares outstanding — Diluted	55,176	51,344	47,277

Net income (loss) per common share — Diluted	$0.39	$(0.38)	$(0.21)

Potentially dilutive securities excluded as anti-dilutive	6,383	5,395	185

21.	BUSINESS SEGMENT INFORMATION

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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products in each of the fiscal years ended March 31:

(Amounts in thousands)	2016	2015	2014
Domestic
Pipe	$812,071	$771,214	$700,270
Allied Products	301,725	256,719	235,022

Total domestic	1,113,796	1,027,933	935,292

International
Pipe	139,731	125,407	107,078
Allied Products	37,151	26,733	25,410

Total international	176,882	152,140	132,488

Total Net sales	$1,290,678	$1,180,073	$1,067,780

The following sets forth certain additional financial information attributable to our reportable segments for the fiscal years ended March 31:

(Amounts in thousands)	2016	2015	2014
Gross Profit
Domestic	$249,817	$179,470	$164,693
International	35,535	25,643	27,855

Total	$285,352	$205,113	$192,548

Segment Adjusted EBITDA
Domestic	$162,875	$128,973	$132,504
International	24,465	14,904	18,829

Total	$187,340	$143,877	$151,333

Interest expense
Domestic	$17,908	$19,308	$18,659
International	552	60	148

Total	$18,460	$19,368	$18,807

Income tax expense
Domestic	$20,465	$5,351	$17,612
International	3,033	933	2,025

Total	$23,498	$6,284	$19,637

Depreciation and amortization
Domestic	$62,625	$59,397	$57,834
International	8,384	6,075	5,840

Total	$71,009	$65,472	$63,674

Equity in net (loss) income of unconsolidated affiliates
Domestic	$181	$289	$417
International	(5,415)	(2,624)	(3,503)

Total	$(5,234)	$(2,335)	$(3,086)

Capital expenditures
Domestic	$37,242	$29,345	$37,095
International	7,700	2,735	3,838

Total	$44,942	$32,080	$40,933

The following sets forth certain additional financial information attributable to our reportable segments as of March 31:

	2016	2015	2014
Investments in unconsolidated affiliates
Domestic	$2,932	$7,957	$5,202
International	10,256	17,081	18,422

Total	$13,188	$25,038	$23,624

Total identifiable assets
Domestic	$952,417	$938,996	$883,327
International	147,814	168,320	113,114
Eliminations	(59,784)	(69,192)	(13,308)

Total	$1,040,447	$1,038,124	$983,133

Reconciliation of Segment Adjusted EBITDA to Net income

	2016		2015		2014
(Amounts in thousands)	Domestic	International	Domestic	International	Domestic	International
Net income (loss)	$24,875	$5,692	$(9,443)	$5,747	$646	$7,328
Depreciation and amortization	62,625	8,384	59,397	6,075	57,834	5,840
Interest expense	17,908	552	19,308	60	18,659	148
Income tax expense	20,465	3,033	5,351	933	17,612	2,025

Segment EBITDA	125,873	17,661	74,613	12,815	94,751	15,341
Derivative fair value adjustments	2,139	24	7,774	(28)	(53)	—
Foreign currency transaction losses (gains)	—	697	5,636	(232)	—	845
Loss (gain) on sale of business or disposal of assets	892	(80)	257	105	(2,817)	(46)
Unconsolidated affiliates interest, taxes, depreciation and amortization (a)	1,052	2,163	1,341	2,244	156	2,689
Special Dividend compensation	—	—	—	—	25,134	—
Contingent consideration remeasurement	371	—	174	—	738	—
Stock-based compensation expense (benefit)	(5,868)	—	24,247	—	4,338	—
ESOP deferred stock-based compensation	10,250	—	12,144	—	7,891	—
Expense (benefit) related to executive termination payments	(294)	—	328	—	737	—
Expense related to executive stock repurchase agreements	—	—	1,011	—	69	—
Loss related to BaySaver step acquisition	490	—	—	—	—	—
Restatement costs (b)	27,970	—	—	—	—	—
Impairment on investment in unconsolidated affiliate	—	4,000	—	—	—	—
Transaction costs (c)	—	—	1,448	—	1,560	—

Segment Adjusted EBITDA	$162,875	$24,465	$128,973	$14,904	$132,504	$18,829

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal year 2014 includes our proportional share of an asset impairment of $1,022 recorded by our South American Joint Venture.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the fiscal year 2015 Form 10-K.
(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and asset acquisitions and dispositions.

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2016	2015	2014
Net Sales
North America	$1,274,700	$1,161,909	$1,046,595
Other	15,978	18,164	21,185

Total	$1,290,678	$1,180,073	$1,067,780

(Amounts in thousands)	2016	2015
Long-Lived Assets (a)
North America	$395,716	$385,878
Other	10,256	17,081

Total	$405,972	$402,959

(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.

22.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The increase (decrease) in cash due to the changes in working capital accounts for the fiscal years ended March 31, were as follows:

(Amounts in thousands)	2016	2015	2014
Changes in working capital:
Receivables	$(37,788)	$(10,351)	$(5,876)
Inventories	28,330	(7,663)	(37,595)
Prepaid expenses and other current assets	646	1,953	(3,298)
Accounts payable, accrued expenses, and other liabilities	10,156	(767)	10,371

Total	$1,344	$(16,828)	$(36,398)

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2016	2015	2014
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$18,352	$18,709	$17,267
Income taxes	32,175	28,503	23,701

(Amounts in thousands)	2016	2015	2014
Supplemental schedule of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$132	$127	$118
Redemption of common stock to exercise stock options	—	93	1,187
Receivable recorded to exercise stock options	—	—	76
Purchases of plant, property, and equipment included in accounts payable	1,165	124	682
Receivable recorded for sale of businesses	150	600	1,241
ESOP distributions in common stock	10,250	6,133	—
Inventory contributed for Investment in unconsolidated affiliate	—	—	1,285
Assets acquired and obligation incurred under capital lease	34,207	24,047	24,902
Lease obligation retired upon disposition of leased assets	134	779	3,708
Reclassification of liability-classified stock options and restricted stock to equity	3,702	12,141	1,733
Reclassification of stock repurchase agreement liability and mezzanine equity to equity	—	19,729	—
Accretion of stock repurchase agreement mezzanine equity recorded to retained earnings	—	—	240
Reclassification of deferred public offering cost asset upon initial public offering	—	456	—

23.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Revisions Reported in the Fiscal Year 2016 Form 10-K

Prior to the filing of the Original Form 10-K, the Company identified certain out of period adjustments related to immaterial errors in its previously issued consolidated financial statements for the fiscal years ended March 31, 2015 and prior, as well as in the previously issued unaudited condensed consolidated financial statements for the quarters ended June 30, September 30 and December 31, 2015 and 2014. The prior period errors related primarily to the Company’s accounting for inventory, specifically relating to the capitalization of production variances into inventory, as well as miscellaneous immaterial errors related to property, plant and equipment and the associated impact on income taxes. While these prior period errors did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements, correcting these prior period errors in fiscal year 2016 would have been material to the fiscal year 2016 consolidated financial statements. Accordingly, management revised its previously reported consolidated financial statements in the Fiscal 2016 Form 10-K.

The column in the tables below labeled “Effect of Revision” reflects the impact of these adjustments.

Stock-Based Compensation Restatement

Subsequent to the issuance of the Original Form 10-K, the Company identified errors in its historical consolidated financial statements related to the accounting for stock-based compensation for awards made to employees along with its accounting for certain executive stock repurchase agreements and executive termination payments, as described below.

Due to these errors, and based upon the recommendation of management, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the Company’s previously issued financial statements should no longer be relied upon. As a result, the Company has restated its consolidated financial statements for the fiscal years ended March 31, 2016, 2015 and 2014. The restatement also affects periods prior to fiscal year 2014, with the cumulative effect of the errors reflected as an adjustment to the fiscal year 2014 opening stockholders’ equity (deficit) balance.

The column in the tables below labeled “Stock-Based Compensation Restatement” reflects the impact of these adjustments. The column in the tables below labeled “As Previously Reported” for fiscal years 2015 and 2014 reflects the financial information reported as part of the Fiscal 2015 Form 10-K, whereas that information for fiscal year 2016 reflects the financial information reported as part of the Original Form 10-K.

The following sections provide additional information relating to the accounting adjustments that were made to the Company’s historical consolidated financial statements. For the fiscal years ended March 31, 2016, 2015 and 2014, the impact of the adjustments on the consolidated statements of comprehensive income (loss) was limited to the change in net income (loss).

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

The errors in stock-based compensation award classification have been corrected in the restated consolidated financial statements, whereby the fair value of the liability-classified awards has been remeasured at each relevant reporting date with the corresponding impact of the remeasurement resulting in an increase or a decrease in the amount of stock-based compensation expense included in General and administrative expenses, Selling expenses and Cost of goods sold in the Consolidated Statements of Operations. In addition, the carrying value of all liability-classified awards has been reclassified from Paid-in capital to Current portion of liability-classified stock-based awards and Other liabilities in the Consolidated Balance Sheets, and dividends paid on liability-classified awards have been reclassified from Retained earnings (deficit) to stock-based compensation expense.

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

As such, the errors in measurement and classification of these amounts have been corrected in the restated consolidated financial statements. Specifically, prior to the termination of the stock repurchase agreements upon the IPO in July 2014, the Company has reclassified all shares subject to the mandatorily redeemable obligation as liabilities and all shares subject to an executive’s put rights as Redeemable common stock in mezzanine equity. For those shares classified as liabilities, changes in the fair value of the shares have been recognized as compensation expense included in General and administrative expenses in the Consolidated Statements of Operations, and dividends paid on those awards have been reclassified from Retained earnings (deficit) to stock-based compensation expense. For those shares classified as Redeemable common stock, changes in the fair value of the shares were recorded as adjustments to Retained earnings (deficit) and Paid-in capital. After the termination of the stock repurchase agreements upon the IPO in July 2014, the Company has reclassified the carrying amount of the shares to Paid-in capital in the Consolidated Balance Sheets. There were no redemptions under the stock repurchase agreements.

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

As such, the associated errors have been corrected in the restated consolidated financial statements. Specifically, the Company has accrued a liability from the effective date of the executive’s employment agreement to the date the executive reaches the required retirement age while working for the Company, which is considered the service period for this obligation. The liability is estimated based on each executive’s current base salary and bonus levels. The associated expense has been recognized as compensation expense included in General and administrative expenses in the Consolidated Statements of Operations.

Accounting Adjustments – Income Taxes

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments.

Impact on Consolidated Statements of Operations

The effect of the revision and the restatement described above on the Company’s previously reported Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended March 31, 2016
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement		As Restated
Net sales	$1,290,678	$—	$—		$1,290,678
Cost of goods sold	1,005,626	—	(300	)(a)	1,005,326

Gross profit	285,052	—	300		285,352
Operating expenses:			—
Selling	88,978	—	(500	)(a)	88,478
General and administrative	101,445	—	(8,941	)(b)	92,504
Loss on disposal of assets or businesses	812	—	—		812
Intangible amortization	9,224	—	—		9,224

Income from operations	84,593	—	9,741		94,334
Other expense:			—
Interest expense	18,460	—	—		18,460
Derivative losses and other expense, net	16,575	—	—		16,575

Income before income taxes	49,558	—	9,741		59,299
Income tax expense	20,855	—	2,643		23,498
Equity in net loss of unconsolidated affiliates	5,234	—	—		5,234

Net income	23,469	—	7,098		30,567
Less net income attributable to noncontrolling interest	5,515	—	—		5,515

Net income attributable to ADS	17,954	—	7,098		25,052

Accretion of Redeemable noncontrolling interest	(932)	—	—		(932)
Dividends to redeemable convertible preferred stockholders	(1,425)	—	—		(1,425)
Dividends paid to unvested restricted stockholders	(24)	—	—		(24)

Net income available to common stockholders and participating securities	15,573	—	7,098		22,671
Undistributed income allocated to participating securities	(511)	—	(759)		(1,270)

Net income available to common stockholders	$15,062	$—	$6,339		$21,401

Weighted average common shares outstanding:
Basic	53,978	—	—		53,978
Diluted	55,052	—	124		55,176
Net income per share:
Basic	$0.28	—	$0.12		$0.40
Diluted	$0.27	—	$0.12		$0.39
Cash dividends declared per share	$0.20				$0.20

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists of ($8,647) and ($294) related to the adjustments for stock-based compensation and the executive termination payments, respectively.

	For the Year Ended March 31, 2015
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$1,180,073	$—	$—	$1,180,073
Cost of goods sold	973,960	(100)	1,100 (a)	974,960

Gross profit	206,113	100	(1,100)	205,113
Operating expenses:
Selling	78,981	—	1,500 (a)	80,481
General and administrative	58,749	—	17,106 (b)	75,855
Gain on disposal of assets or businesses	362	—	—	362
Intangible amortization	9,754	—	—	9,754

Income from operations	58,267	100	(19,706)	38,661
Other expense:
Interest expense	19,368	—	—	19,368
Derivative losses and other expense, net	14,370	—	—	14,370

Income before income taxes	24,529	100	(19,706)	4,923
Income tax expense	9,443	40	(3,199)	6,284
Equity in net loss of unconsolidated affiliates	2,335	—	—	2,335

Net income (loss)	12,751	60	(16,507)	(3,696)
Less net income attributable to noncontrolling interest	4,131	—	—	4,131

Net income (loss) attributable to ADS	8,620	60	(16,507)	(7,827)

Change in fair value of redeemable convertible preferred stock	(11,054)	—	—	(11,054)
Dividends to redeemable convertible preferred stockholders	(661)	—	—	(661)
Dividends paid to unvested restricted stockholders	(11)	—	—	(11)

Net loss available to common stockholders and participating securities	(3,106)	60	(16,507)	(19,553)

Net loss available to common stockholders	$(3,106)	$60	$(16,507)	$(19,553)

Weighted average common shares outstanding:
Basic	51,344	—	—	51,344
Diluted	51,344	—	—	51,344
Net loss per share:
Basic	$(0.06)	$(0.00)	$(0.32)	$(0.38)
Diluted	$(0.06)	$(0.00)	$(0.32)	$(0.38)
Cash dividends declared per share	$0.08			$0.08

(a)	This entire amount relates to the adjustments for stock-based compensation.
(b)	This amount consists $15,767, $1,011 and $328 related to the adjustments for stock-based compensation, the executive stock repurchase agreements and the executive termination payments, respectively.

	For the Year Ended March 31, 2014
(Amounts in thousands, except per share data)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Net sales	$1,067,780	$—	$—	$1,067,780
Cost of goods sold	873,810	1,422	—	875,232

Gross profit	193,970	(1,422)	—	192,548
Operating expenses:
Selling	74,042	—	—	74,042
General and administrative	59,761	—	3,136 (a)	62,897
Gain on disposal of assets or businesses	(2,863)	—	—	(2,863)
Intangible amortization	10,145	—	—	10,145

Income from operations	52,885	(1,422)	(3,136)	48,327
Other expense:
Interest expense	18,807	—	—	18,807
Derivative losses (gains) and other expense (income), net	(1,177)	—	—	(1,177)

Income before income taxes	35,255	(1,422)	(3,136)	30,697
Income tax expense	19,949	(527)	215	19,637
Equity in net loss of unconsolidated affiliates	3,086	—	—	3,086

Net income	12,220	(895)	(3,351)	7,974
Less net income attributable to noncontrolling interest	3,593	—	—	3,593

Net income attributable to ADS	8,627	(895)	(3,351)	4,381

Change in fair value of redeemable convertible preferred stock	(3,979)	—	—	(3,979)
Dividends to redeemable convertible preferred stockholders	(10,139)	—	—	(10,139)
Dividends paid to unvested restricted stockholders	(418)	—	393	(25)

Net loss available to common stockholders and participating securities	(5,909)	(895)	(2,958)	(9,762)

Net loss available to common stockholders	$(5,909)	$(895)	$(2,958)	$(9,762)

Weighted average common shares outstanding:
Basic	47,277	—	—	47,277
Diluted	47,277	—	—	47,277
Net loss per share:
Basic	$(0.12)	$(0.02)	$(0.07)	$(0.21)
Diluted	$(0.12)	$(0.02)	$(0.07)	$(0.21)
Cash dividends declared per share	$1.68			$1.68

(a)	This amount consists of ($180), $2,579 and $737 related to the adjustments for stock-based compensation, the executive stock repurchase agreements and the executive termination payments, respectively.

Impact on Consolidated Balance Sheets

The effect of the revision and the restatement described above on the Company’s previously reported Consolidated Balance Sheets as of March 31, 2016 and 2015 is as follows:

	March 31, 2016
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$6,555	$—	$—	$6,555
Receivables, net	186,883	—	—	186,883
Inventories	230,466	—	—	230,466
Deferred income taxes and other current assets	12,859	—	2,799	15,658
Property, plant and equipment, net	391,744	—	—	391,744
Goodwill	100,885	—	—	100,885
Intangible assets, net	59,869	—	—	59,869
Other assets	48,387	—	—	48,387

Total assets	$1,037,648	$—	$2,799	$1,040,447

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$35,870	$—	$—	$35,870
Current maturities of capital lease obligations	19,231	—	—	19,231
Accounts payable	119,606	—	—	119,606
Current portion of liability-classified stock-based awards	—	—	10,118	10,118
Other accrued liabilities	65,099	—	—	65,099
Accrued income taxes	1,822	—	438	2,260
Long-term debt obligation	315,345	—	—	315,345
Long-term capital lease obligation	56,809	—	—	56,809
Deferred tax liabilities	63,683	—	269	63,952
Other liabilities	30,803	—	7,118	37,921

Total liabilities	708,268	—	17,943	726,211
Mezzanine equity	111,747	—	—	111,747
Common stock	12,393	—	—	12,393
Paid-in capital	715,859	—	23,238	739,097
Common stock in treasury, at cost	(440,995)	—	—	(440,995)
Accumulated other comprehensive loss	(21,261)	—	—	(21,261)
Retained earnings (deficit)	(63,396)	—	(38,382)	(101,778)
Noncontrolling interest in subsidiaries	15,033	—	—	15,033

Total liabilities, mezzanine equity and stockholders’ equity	$1,037,648	$—	$2,799	$1,040,447

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
ASSETS
Cash	$3,623	$—	$—	$3,623
Receivables, net	154,294	—	—	154,294

	March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Inventories	269,842	(9,292)	—	260,550
Deferred income taxes and other current assets	18,972	3,532	3,439	25,943
Property, plant and equipment, net	377,067	(1,254)	—	375,813
Goodwill	98,679	—	—	98,679
Intangible assets, net	58,055	—	—	58,055
Other assets	61,167	—	—	61,167

Total assets	$1,041,699	$(7,014)	$3,439	$1,038,124

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current maturities of debt obligations	$9,580	$—	$—	$9,580
Current maturities of capital lease obligations	15,731	—	—	15,731
Accounts payable	111,893	—	—	111,893
Current portion of liability-classified stock-based awards	—	—	17,611	17,611
Other accrued liabilities	54,349	—	—	54,349
Accrued income taxes	6,041	11	247	6,299
Long-term debt obligation	390,315	—	—	390,315
Long-term capital lease obligation	45,503	—	—	45,503
Deferred tax liabilities	65,088	(492)	(1,764)	62,832
Other liabilities	28,602	(44)	10,307	38,865

Total liabilities	727,102	(525)	26,401	752,978
Mezzanine equity	108,021	—	—	108,021
Common stock	12,393	—	—	12,393
Paid-in capital	700,977	—	22,518	723,495
Common stock in treasury, at cost	(445,065)	—	—	(445,065)
Accumulated other comprehensive loss	(15,521)	—	—	(15,521)
Retained earnings (deficit)	(62,621)	(6,489)	(45,480)	(114,590)
Noncontrolling interest in subsidiaries	16,413	—	—	16,413

Total liabilities, mezzanine equity and stockholders’ equity	$1,041,699	$(7,014)	$3,439	$1,038,124

Cumulative Effect of Prior Period Adjustments

The following table presents the impact of the revision and the restatement described above to the Company’s beginning stockholders’ equity (deficit) balances, cumulatively to reflect adjustments booked to all periods prior to April 1, 2013:

(Amounts in thousands)	Common Stock	Paid in Capital	Common stock in treasury	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total ADS Stockholders’ Equity (Deficit)	Non-controlling interest in subsidiaries	Total Stockholders’ Equity (Deficit)
Stockholders’ equity (deficit), March 31, 2013 (as previously reported)	$11,957	$40,026	$(448,571)	$(1,081)	$79,202	$(318,467)	$18,544	$(299,923)
Adjustments from:
Effect of Revision	—	—	—	—	(5,654)	(5,654)	—	(5,654)
Stock-Based Compensation Restatement	—	(155)	—	—	(26,638)	(26,793)	—	(26,793)

Total adjustments	—	(155)	—	—	(32,292)	(32,447)	—	(32,447)

Stockholders’ equity (deficit), March 31, 2013 (As Restated)	$11,957	$39,871	$(448,571)	$(1,081)	$46,910	$(350,914)	$18,544	$(332,370)

Impact on Consolidated Statements of Cash Flows

The effect of the revision and the restatement on the Company’s previously reported Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014 is as follows:

	For the Year Ended March 31, 2016
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Cash Flows from Operating Activities
Net income	$23,469	$—	$7,098	$30,567
ESOP, stock repurchase agreement and stock-based compensation	13,829	—	(9,447)	4,382
All other adjustments to reconcile net income to net cash provided by operating activities	98,044	—	2,349	100,393

Net cash provided by operating activities	135,342	—	—	135,342
Cash Flows from Investing Activities
Net cash used in investing activities	(49,018)	—	—	(49,018)

Cash Flows from Financing Activities
Net cash used in financing activities	(82,964)	—	—	(82,964)

Effect of exchange rate changes on cash	(428)	—	—	(428)

Net change in cash	2,932	—	—	2,932
Cash at beginning of year	3,623	—	—	3,623

Cash at end of year	$6,555	$—	$—	$6,555

	For the Year Ended March 31, 2015
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Cash Flows from Operating Activities
Net income	$12,751	$60	$(16,507)	$(3,696)
ESOP, stock repurchase agreement and stock-based compensation	18,024	—	19,378	37,402
All other adjustments to reconcile net income to net cash provided by operating activities	43,604	(60)	(2,871)	40,673

Net cash provided by operating activities	74,379	—	—	74,379
Cash Flows from Investing Activities
Net cash used in investing activities	(76,093)	—	—	(76,093)

Cash Flows from Financing Activities
Net cash provided by financing activities	1,791	—	—	1,791

Effect of exchange rate changes on cash	(385)	—	—	(385)

Net change in cash	(308)	—	—	(308)
Cash at beginning of year	3,931	—	—	3,931

Cash at end of year	$3,623	$—	$—	$3,623

	For the Year Ended March 31, 2014
(Amounts in thousands)	As Previously Reported	Effect of Revision	Stock-Based Compensation Restatement	As Restated
Cash Flows from Operating Activities
Net income	$12,220	$(895)	$(3,351)	$7,974
ESOP, stock repurchase agreement and stock-based compensation	35,033	—	2,399	37,432
All other adjustments to reconcile net income to net cash provided by operating activities	25,157	895	952	27,004

Net cash provided by operating activities	72,410	—	—	72,410
Cash Flows from Investing Activities
Net cash used in investing activities	(38,712)	—	—	(38,712)

Cash Flows from Financing Activities
Net cash used in financing activities	(31,109)	—	—	(31,109)

Effect of exchange rate changes on cash	(19)	—	—	(19)

Net change in cash	2,570	—	—	2,570
Cash at beginning of year	1,361	—	—	1,361

Cash at end of year	$3,931	$—	$—	$3,931

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

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended March 31, 2016 and 2015. This unaudited information, revised and restated to reflect the effect of the adjustments more fully described in Note 23. Restatement of Previously Issued Financial Statements, has been prepared on a basis consistent with our annual financial statements, and includes all adjustments necessary for the fair presentation of the unaudited quarterly data. The results of operations for any quarter are not necessarily indicative of results that we may achieve for any subsequent period.

The column in the tables below labeled “As Reported” reflects the quarterly financial information for fiscal year 2015 reported as part of the Fiscal 2015 Form 10-K and the quarterly financial information for fiscal year 2016 reported as part of the Original Form 10-K.

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

	Fiscal Year 2016
	For the Three Months Ended
	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
(in thousands, except per share amounts)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Net sales	$245,398	$245,398	$312,827	$312,827	$383,329	$383,329	$349,124	$349,124
Gross profit	49,404	49,504	74,642	74,842	86,529	86,529	74,477	74,477
Net (loss) income	(14,057)	(11,085)	8,443	12,942	16,171	15,928	12,912	12,782
Net (loss) income attributable to ADS	(15,091)	(12,119)	8,632	13,131	12,589	12,346	11,824	11,694
Net (loss) income per share
Basic	$(0.29)	$(0.24)	$0.14	$0.21	$0.20	$0.20	$0.20	$0.19
Diluted	$(0.29)	$(0.24)	$0.13	$0.21	$0.20	$0.19	$0.19	$0.19

	Fiscal Year 2015
	For the Three Months Ended
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
(in thousands, except per share amounts)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Net sales	$207,054	$207,054	$279,871	$279,871	$366,714	$366,714	$326,434	$326,434
Gross profit	26,314	24,384	49,178	49,287	69,763	70,137	60,858	61,305
Net (loss) income	(13,734)	(24,909)	(1,953)	(3,269)	18,997	18,081	9,441	6,401
Net (loss) income attributable to ADS	(13,465)	(24,640)	(3,325)	(4,641)	16,844	15,928	8,566	5,526
Net (loss) income per share
Basic	$(0.26)	$(0.47)	$(0.07)	$(0.09)	$0.41	$0.40	$(0.21)	$(0.27)
Diluted	$(0.26)	$(0.47)	$(0.07)	$(0.09)	$0.41	$0.40	$(0.21)	$(0.27)

* * * * * *

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2016,

2015 and 2014 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
2016	$5,423	$3,542	$(81)	$(928)	$7,956
2015	4,490	1,914	(291)	(690)	5,423
2014	6,145	(71)	(67)	(1,517)	4,490

(1)	Amounts represent the impact of foreign currency translation.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

3.2	Second Amended and Restated Bylaws of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

4.1	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 14, 2014).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 14, 2014).

4.3	Registration Rights Agreement, dated as of July 30, 2014, by and among Advanced Drainage Systems, Inc. and the stockholders from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

4.4	Form of 5.60% Senior Series A Secured Notes due September 24, 2018 (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

4.5	Form of 4.05% Senior Series B Secured Notes due September 24, 2019 (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.1	Amended and Restated Credit Agreement, dated as of June 12, 2013, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent for the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.1A	First Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.1A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.1B	Second Amendment to Amended and Restated Credit Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 26, 2015).

10.1C	Third Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 31, 2015).

10.1D	Fourth Amendment to Amended and Restated Credit Agreement dated February 17, 2016 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 31, 2015).

10.2	Second Amended and Restated Credit Agreement, dated as of June 12, 2013, by and among ADS Mexicana, S.A. de C.V., as borrower, the lenders party thereto, PNC Bank, National Association, as administrative agent for the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.2A	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.2A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.2B	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 26, 2015)

10.2C	Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 4, 2015.

Exhibit Number	Description

10.2D	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 31, 2015).

10.2E	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of February 17, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2016).

10.3	Amended and Restated Private Shelf Agreement, dated as of September 24, 2010, by and among Advanced Drainage Systems, Inc., as seller, the guarantors from time to time party thereto, Prudential Investment Management, Inc., as a purchaser, and the other purchasers from time to time party thereto (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3A	Amendment No. 1 to Amended and Restated Private Shelf Agreement, dated as of December 12, 2011 (incorporated by reference to Exhibit 10.3A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3B	Amendment No. 2 to Amended and Restated Private Shelf Agreement, dated as of March 9, 2012 (incorporated by reference to Exhibit 10.3B to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3C	Amendment No. 3 to Amended and Restated Private Shelf Agreement, dated as of March 30, 2012 (incorporated by reference to Exhibit 10.3C to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3D	Amendment No. 4 to Amended and Restated Private Shelf Agreement, dated as of April 26, 2013 (incorporated by reference to Exhibit 10.3D to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3E	Amendment No. 5 to Amended and Restated Private Shelf Agreement, dated as of June 16, 2013 (incorporated by reference to Exhibit 10.3E to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3F	Supplement to Amendment No. 5 to Amended and Restated Private Shelf Agreement, dated as of June 24, 2013 (incorporated by reference to Exhibit 10.3F to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3G	Amendment No. 6 to Amended and Restated Private Shelf Agreement, dated as of September 23, 2013 (incorporated by reference to Exhibit 10.3G to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3H	Amendment No. 7 to Amended and Restated Private Shelf Agreement, dated as of December 31, 2013 (incorporated by reference to Exhibit 10.3H to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.3I	Amendment No. 8 to Amended and Restated Private Shelf Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2015).

10.3J	Amendment No. 9 and Consent to Amended and Restated Private Shelf Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed December 31, 2015).

10.3K	Amendment No. 10 and Consent to Amended and Restated Private Shelf Agreement, dated as of February 17, 2016 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 17, 2016).

10.4	Amended and Restated Security Agreement, dated as of June 12, 2013, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, and PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.1A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.5	Amended and Restated Pledge Agreement, dated as of June 12, 2013, by Advanced Drainage Systems, Inc. and certain other parties thereto, as pledgors, in favor of PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

Exhibit Number	Description

10.6	Amended and Restated Intercompany Subordination Agreement, dated as of June 12, 2013, by and among Advanced Drainage Systems, Inc., the guarantors from time to time party thereto, and PNC Bank, National Association, as administrative agent for certain lenders (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.7	Amended and Restated Inter-creditor and Collateral Agency Agreement, dated as of June 12, 2013, by and among PNC Bank, National Association, as collateral agent for certain secured parties, PNC Bank, National Association, as administrative agent for certain lenders, and certain noteholders (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.8†	Advanced Drainage Systems, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.9†	Advanced Drainage Systems, Inc. Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.9A†	First Amendment to Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.10†	Advanced Drainage Systems, Inc. 2008 Restricted Stock Plan. (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.11†	Advanced Drainage Systems, Inc. 2013 Stock Option Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.11A†	First Amendment to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.12†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.13†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Mark B. Sturgeon (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.14†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Thomas M. Fussner (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.15†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Ronald R. Vitarelli (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.16†	Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Robert M. Klein (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

Exhibit Number	Description

10.17†	Form of Indemnification Agreement. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.18†	Form of Incentive Stock Option Agreement pursuant to 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.18A†	Form of Incentive Stock Option Agreement (post-IPO) pursuant to 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18A to Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on March 29, 2016).

10.19†	Form of Non-Qualified Stock Option Agreement (other than for Joseph A. Chlapaty) pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.19A†	Form of Non-Qualified Stock Option Agreement (for Joseph A. Chlapaty) pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.19A to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.20†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.20A†	Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.20A to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.21†	Form of Director Stock Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.22	Participation Agreement, dated as of July 17, 2000, by and between ADS Worldwide, Inc., Grupo Altima S.A. de C.V., and ADS Mexicana, S.A. de C.V. (formerly known as Sistemas Ecologicos de Drenaje, S.A. de C.V.), as amended on April 19, 2010, May 19, 2011, May 24, 2011, April 26, 2013 and January 31, 2014 (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.23	Interestholders Agreement, dated as of June 5, 2009, by and among Tubos y Plasticos ADS Chile Limitada, Tigre Chile S.A., and Tuberias T-A Limitada, joined by Advanced Drainage Systems, Inc. and Tigre S.A. — Tubos e Conexoes, as amended on July 31, 2009, October 2009, December 15, 2009, May 18, 2010, August 10, 2010, April 1, 2011 and January 25, 2012, with First Addendum to Interestholders Agreement, dated as of June 27, 2011 (incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.23A	Second Addendum to Interestholders Agreement, dated as of December 1, 2013 but entered into on September 30, 2014, by and among Tubos y Plasticos ADS Chile Limitada, Tigre Chile S.A., Tuberias Tigre-ADS Limitada, Advanced Drainage Systems, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36557) filed with the Securities and Exchange Commission on November 10, 2014).

10.24	Limited Liability Company Agreement, dated July 15, 2013, by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. formerly known as Sistemas Ecologicos de Drenaje, S.A. de C.V.), as amended on April 19, 2010, May 19, 2011, May 24, 2011, April 26, 2013 and January 31, 2014 (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.24A	Amendment No. 1 to BaySaver Technologies, LLC Limited Liability Company Agreement dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 20, 2015)

Exhibit Number	Description

10.24B	Sale and Assignment of Ownership Interest dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2015)

10.25	USA Shareholders Agreement, dated as of April 7, 2014, by and among Tigre-ADS USA Inc., ADS Ventures, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.26†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney (contained on signature pages to Original Form 10-K)

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

†	Management contract or compensatory plan.
#	Filed herewith.