Form 10-Q
period 2016-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-01-10
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of December 31, 2016, the registrant had 55,113,227 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of December 31, 2016, 54,877 shares of unvested restricted common stock were outstanding and 24,307,856 shares of ESOP, preferred stock, convertible into 18,697,603 shares of common stock, were outstanding. As of December 31, 2016, 73,865,707 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	As of
	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$9,168	$6,555
Receivables (less allowance for doubtful accounts of $9,355 and $7,956, respectively)	212,167	186,883
Inventories	238,718	230,466
Deferred income taxes and other current assets	8,460	15,658

Total current assets	468,513	439,562
Property, plant and equipment, net	401,822	391,744
Other assets:
Goodwill	100,857	100,885
Intangible assets, net	57,822	59,869
Other assets	45,614	45,256

Total assets	$1,074,628	$1,037,316

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$35,880	$35,870
Current maturities of capital lease obligations	20,872	19,231
Accounts payable	112,646	119,606
Current portion of liability-classified stock-based awards	13,953	10,118
Other accrued liabilities	64,806	65,099
Accrued income taxes	103	2,260

Total current liabilities	248,260	252,184
Long-term debt obligation (less unamortized debt issuance costs of $2,790 and $3,131, respectively)	335,130	312,214
Long-term capital lease obligations	63,231	56,809
Deferred tax liabilities	52,545	63,952
Other liabilities	40,185	37,921

Total liabilities	739,351	723,080
Commitments and contingencies (see Note 7)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,601 and 24,819 shares outstanding, respectively	307,513	310,240
Deferred compensation – unearned ESOP shares	(203,836)	(205,664)
Redeemable noncontrolling interest in subsidiaries	7,794	7,171

Total mezzanine equity	111,471	111,747
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 54,884 and 54,437 shares outstanding, respectively	12,393	12,393
Paid-in capital	746,054	739,097
Common stock in treasury, at cost	(439,009)	(440,995)
Accumulated other comprehensive loss	(22,881)	(21,261)
Retained deficit	(87,170)	(101,778)

Total ADS stockholders’ equity	209,387	187,456
Noncontrolling interest in subsidiaries	14,419	15,033

Total stockholders’ equity	223,806	202,489

Total liabilities, mezzanine equity and stockholders’ equity	$1,074,628	$1,037,316

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2016	2015
Net sales	$357,576	$349,124
Cost of goods sold	260,970	274,647

Gross profit	96,606	74,477
Operating expenses:
Selling	24,230	21,227
General and administrative	34,529	18,685
Loss on disposal of assets or businesses	202	866
Intangible amortization	2,187	2,526

Income from operations	35,458	31,173
Other expense:
Interest expense	4,784	4,286
Derivative (gains) losses and other (income) expense, net	(3,037)	6,580

Income before income taxes	33,711	20,307
Income tax expense	14,194	7,879
Equity in net loss (income) of unconsolidated affiliates	96	(354)

Net income	19,421	12,782
Less net income attributable to noncontrolling interest	1,148	1,088

Net income attributable to ADS	18,273	11,694

Accretion of Redeemable noncontrolling interest	(362)	—
Dividends to Redeemable convertible preferred stockholders	(425)	(371)
Dividends paid to unvested restricted stockholders	(30)	(6)

Net income available to common stockholders and participating securities	17,456	11,317
Undistributed income allocated to participating securities	(1,524)	(969)

Net income available to common stockholders	$15,932	$10,348

Weighted average common shares outstanding:
Basic	54,071	53,623
Diluted	54,928	55,000
Net income per share:
Basic	$0.29	$0.19
Diluted	$0.29	$0.19
Cash dividends declared per share	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2016	2015
Net income	$19,421	$12,782
Other comprehensive (loss) income:
Currency translation	(3,121)	509

Comprehensive income	16,300	13,291
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,501)	(582)
Less net income attributable to noncontrolling interest	1,148	1,088

Total comprehensive income attributable to ADS	$16,653	$12,785

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities	$(132)	$(18,142)

Cash Flows from Investing Activities
Capital expenditures	(12,595)	(11,535)
Issuance of note receivable to related party	—	(3,854)
Other investing activities	(200)	(172)

Net cash used in investing activities	(12,795)	(15,561)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	114,000	130,400
Payments on Revolving Credit Facility	(88,700)	(90,100)
Payments on Term Loan	(2,500)	(1,875)
Proceeds from notes, mortgages and other debt	—	6,926
Payments of notes, mortgages and other debt	(215)	(3,217)
Payments on capital lease obligations	(5,358)	(4,192)
Cash dividends paid	(3,665)	(3,784)
Proceeds from exercise of stock options	2,648	704
Other financing activities	(8)	(117)

Net cash provided by financing activities	16,202	34,745

Effect of exchange rate changes on cash	(662)	182

Net change in cash	2,613	1,224
Cash at beginning of period	6,555	3,623

Cash at end of period	$9,168	$4,847

SUPPLEMENTAL CASH FLOW INFORMATION

Acquisition of property, plant and equipment under capital lease and incurred lease obligations	$13,450	$16,718
Cash paid for income taxes	2,229	6,508
Cash paid for interest	4,996	4,241
Balance in accounts payable for the acquisition of property, plant and equipment	2,255	0

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Deficit	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at April 1, 2015	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	11,694	11,694	1,088	12,782	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	1,091	—	1,091	(582)	509	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(333)	(333)	—	(333)	—	—	—	—	—	—
Common stock dividend ($0.05 per share)	—	—	—	—	—	—	(2,689)	(2,689)	—	(2,689)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(762)	(762)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,353	—	—	—	—	1,353	—	1,353	—	—	(142)	1,772	—	1,772
Exercise of common stock options	—	—	1,773	(77)	341	—	—	2,114	—	2,114	—	—	—	—	—	—
Restricted stock awards	—	—	(27)	(66)	291	—	—	264	—	264	—	—	—	—	—	—
ESOP distribution in common stock	—	—	2,052	(174)	773	—	—	2,825	—	2,825	(226)	(2,825)	—	—	—	(2,825)

Balance at June 30, 2015	153,560	$12,393	$728,646	99,721	$(443,660)	$(14,430)	$(105,918)	$177,031	$16,157	$193,188	25,413	$317,665	16,848	$(210,697)	$—	$106,968

Balance at April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747

Net income	—	—	—	—	—	—	18,273	18,273	887	19,160	—	—	—	—	261	261
Other comprehensive income (loss)	—	—	—	—	—	(1,620)	—	(1,620)	(1,501)	(3,121)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(386)	(386)	—	(386)	—	—	—	—	—	—
Common stock dividend ($0.06 per share)	—	—	—	—	—	—	(3,279)	(3,279)	—	(3,279)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	909	—	—	—	—	909	—	909	—	—	(146)	1,828	—	1,828
Exercise of common stock options	—	—	4,274	(232)	1,032	—	—	5,306	—	5,306	—	—	—	—	—	—
Restricted stock awards	—	—	17	(47)	207	—	—	224	—	224	—	—	—	—	—	—
ESOP distribution in common stock	—	—	1,980	(168)	747	—	—	2,727	—	2,727	(218)	(2,727)	—	—	—	(2,727)
Accretion of Redeemable noncontrolling interest	—	—	(223)	—	—	—	—	(223)	—	(223)	—	—	—	—	362	362

Balance at June 30, 2016	153,560	$12,393	$746,054	98,676	$(439,009)	$(22,881)	$(87,170)	$209,387	$14,419	$223,806	24,601	$307,513	16,302	$(203,836)	$7,794	$111,471

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Advanced Drainage Systems, Inc. (collectively with its subsidiaries referred to as “ADS” or the “Company”), a Delaware Corporation, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. The broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products.

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2016 was derived from audited financial statements included in the Annual Report on Form 10-K/A for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2016 and the results of operations and cash flows for the three months ended June 30, 2016 and 2015. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Fiscal 2016 Form 10-K/A.

Principles of Consolidation

The condensed consolidated financial statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net loss (income) of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Debt Issuance Costs – The Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”) relating to presentation of debt issuance costs during calendar year 2015. These updates require that debt issuance costs be presented as a direct deduction from recognized debt liabilities except for those relating to line of credit arrangements. The Company adopted the updates on April 1, 2016 on a retrospective basis. See Note 5. Debt for additional information about the impact of the adoption of the updates.

Deferred Tax Assets and Liabilities — In November 2015, the FASB issued an ASU which requires entities to classify all deferred tax assets and liabilities, as well as any related valuation allowance, as non-current, rather than separately record the current and non-current portions. The Company adopted this standard on April 1, 2016 on a prospective basis and prior periods have not been adjusted. The impact of the adoption of this standard was a reduction to the net current deferred tax assets balance included in Deferred income taxes and other current assets on the Condensed Consolidated Balance Sheets from $11.7 million as of March 31, 2016 to zero as of June 30, 2016, with all deferred tax assets and liabilities as of June 30, 2016 now being classified as non-current. The update had no effect on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

Consolidation — In February 2015, the FASB issued an accounting standards update to make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The Company adopted this standard effective April 1, 2016. The update has had no effect on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Definition of a Business – In January 2017, the FASB issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard effective April 1, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2016 Form 10-K that have significance, or potential significance, to the condensed consolidated financial statements.

2.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	June 30, 2016	March 31, 2016
	(In thousands)
Raw materials	$55,273	$46,604
Finished goods	183,445	183,862

Total inventories	$238,718	$230,466

There were no work-in-process inventories as of the periods presented.

3.	FAIR VALUE MEASUREMENT

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

When applying fair value principles in the valuation of assets and liabilities, the Company maximizes the use of quoted market prices and minimizes the use of unobservable inputs. When active market quotes are not available for financial assets and liabilities, the Company uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of Level 3 instruments is estimated as the net present value of expected future cash flows based on internal and external inputs.

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of the periods presented were as follows:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$65	$—	$65	$—

Total assets at fair value on a recurring basis	$65	$—	$65	$—

Liabilities:
Derivative liability - interest rate swaps	$130	$—	$130	$—
Derivative liability - diesel fuel contracts	1,197	—	1,197	—
Derivative liability - propylene swaps	4,714	—	4,714	—
Contingent consideration for acquisitions	2,199	—	—	2,199

Total liabilities at fair value on a recurring basis	$8,240	$—	$6,041	$2,199

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets - diesel fuel contracts	$11	$—	$11	$—

Total assets at fair value on a recurring basis	$11	$—	$11	$—

Liabilities:
Derivative liability - interest rate swaps	$252	$—	$252	$—
Derivative liability - diesel fuel contracts	2,615	—	2,615	—
Derivative liability - propylene swaps	8,027	—	8,027	—
Contingent consideration for acquisitions	2,858	—	—	2,858

Total liabilities at fair value on a recurring basis	$13,752	$—	$10,894	$2,858

For the three months ended June 30, 2016 and 2015, respectively, there were no transfers in or out of Levels 1, 2 and 3.

Valuation of Contingent Consideration for Acquisitions

The fair values of the contingent consideration payables for acquisitions were calculated based on a discounted cash flow model, whereby the probability-weighted future payment value is discounted to the present value using a market discount rate. The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the periods presented were as follows:

	Three months ended
	June 30, 2016	June 30, 2015
	(In thousands)
Balance at the beginning of the period	$2,858	$2,444
Change in fair value	24	55
Payments of contingent consideration liability	(683)	(214)

Balance at the end of the period	$2,199	$2,285

4.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three months ended June 30, 2016 and 2015, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement. These cash payments were less than $0.1 million for the three months ended June 30, 2016 and 2015.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with related parties. There were no such sales in either the three months ended June 30, 2016 or 2015. However, outstanding receivables related to such sales from prior periods were $0.3 million as of June 30, 2016 and March 31, 2016.

In April 2015, ADS Mexicana borrowed $3.0 million under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS. The loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3.9 million under the Scotia Bank credit facility and loaned it to an entity owned by a Grupo Altima owner, and such loan was repaid in July 2015. The applicable interest rate for the loans was 4.81%. ADS does not guarantee the borrowings from this facility, and therefore does not anticipate any required contributions related to the balance of this credit facility.

The Company is the guarantor of 100% of a second credit facility for ADS Mexicana, and the Company’s maximum potential payment under this guarantee totals $12.0 million. There are no borrowings outstanding under this facility as of either period presented.

South American Joint Venture

The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee totals $11.0 million as of June 30, 2016. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on July 31, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2016 and March 31, 2016, the outstanding principal balances of the credit facility including letters of credit were $19.1 million and $16.7 million, respectively. The outstanding principal balance as of June 30, 2016 temporarily exceeded the maximum borrowings permitted of $19.0 million due to currency conversion fluctuations on the Chilean peso denominated loans. The weighted average interest rate as of June 30, 2016 was 3.57% on U.S. dollar denominated loans and 7.22% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which totaled $0.2 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively.

BaySaver

BaySaver Technologies LLC (“BaySaver”) is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding stock of BaySaver and consolidates its interest in BaySaver. Prior to July 17, 2015, the Company accounted for Baysaver as an equity method investment.

ADS and BaySaver have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of a plant and adjacent yard used to conduct business and operating expenses related to the leased facility. Occasionally, ADS and BaySaver jointly enter into agreements for sales of pipe and Allied Products with their related parties, which were immaterial for the periods presented.

5.	DEBT

The adoption during the quarter ended June 30, 2016 of the accounting standard updates relating to debt issuance costs required retrospective presentation, which led the Company to reduce its Other assets and its Long-term debt obligation on its Condensed Consolidated Balance Sheet as of March 31, 2016 by $3.1 million. The updates had no effect on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity. Long-term debt as of the periods presented consisted of the following:

	June 30, 2016	March 31, 2016
	(In thousands)
Bank Term Loans
Revolving Credit Facility — ADS	$191,300	$166,000
Revolving Credit Facility — ADS Mexicana	—	—
Term Note	80,000	82,500
Senior Notes payable	100,000	100,000
Industrial revenue bonds	2,500	2,715
ADS Mexicana Scotia bank revolving credit facility	—	—

Total	373,800	351,215
Unamortized debt issuance costs	(2,790)	(3,131)
Current maturities	(35,880)	(35,870)

Long-term debt obligation	$335,130	$312,214

6.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price and foreign currency exchange rate fluctuations. For interest rate swaps, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and foreign exchange forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative (gains) losses and other (income) expense, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative (gains) losses and other (income) expense, net.

The Company recorded losses and (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well and losses and (gains) on the settlement of derivative contracts as follows:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Propylene swaps	$(3,313)	$5,063
Diesel fuel option collars	(1,472)	(1,258)
Interest rate swaps	(122)	(44)

Total unrealized mark-to-market (gains) losses	$(4,907)	$3,761

Propylene swaps	3,072	2,436
Diesel fuel option collars	706	338

Total realized losses	$3,778	$2,774

In addition to the above amounts, Derivative (gains) losses and other (income) expense, net in the Condensed Consolidated Statements of Operations also includes other non-operating income of $1.9 million and non-operating expense of less than $0.1 million for June 30, 2016 and June 30, 2015, respectively. A summary of the fair value of derivatives as of the periods presented is presented below:

	June 30, 2016
	Assets		Liabilities
	Receivables	Other assets	Other accrued liabilities	Other liabilities
	(In thousands)
Interest rate swaps	$—	$—	$(130)	$—
Diesel fuel option collars and swaps	19	46	(1,163)	(34)
Propylene swaps	—	—	(4,714)	—

	March 31, 2016
	Assets		Liabilities
	Receivables	Other assets	Other accrued liabilities	Other liabilities
	(In thousands)
Interest rate swaps	$—	$—	$(252)	$—
Diesel fuel option collars and swaps	—	11	(2,609)	(6)
Propylene swaps	—	—	(8,027)	—

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at June 30, 2016, ADS has agreed to purchase resin over the period July 2016 through December 2016 at a committed purchase cost of $12.1 million.

Litigation and Other Proceedings

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

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of its business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when a loss is considered probable and the amount can be reasonably estimated. In management’s opinion, none of these proceedings are material in relation to the Company’s consolidated operations, cash flows, or financial position, and the Company has adequate accrued liabilities to cover its estimated probable loss exposure.

8.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock option and restricted stock awards are re-measured at fair value at each reporting date until the date of settlement, and the pro-rata vested portion of the award is recognized as a liability.

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

The Company recognized stock-based compensation expense (benefit) in the following line items of the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(Amounts in thousands)	2016	2015
Component of income before income taxes:
Cost of goods sold	$100	$—
Selling expenses	300	—
General and administrative expenses	8,620	1,041

Total stock-based compensation expense	$9,020	$1,041

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

The Company determines the fair value of the options based on the Black-Scholes option pricing model. This methodology requires significant inputs including the price of our common stock, risk-free interest rate, dividend yield and expiration date. During the three months ended June 30, 2016 and 2015, we recognized total stock-based compensation expense (benefit) under both stock option plans of $8.8 million, and $0.8 million, respectively.

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as follows:

	Three Months Ended June 30,
	2016	2015
Common stock price	$22.00 - $27.39	$26.73 - $33.03
Expected stock price volatility	31.0% - 37.2%	27.7% - 50.0%
Risk-free interest rate	0.4% - 1.2%	0.1% - 2.2%
Weighted-average expected option life (years)	0.4 – 5.9	0.4 – 6.9
Dividend yield	0.9%	0.7%

9.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended June 30, 2016 and 2015, the Company utilized an effective tax rate of 42.1% and 38.8%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate of 35% due principally to state and local taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates.

10.	NET INCOME PER SHARE

The Company is required to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
	2016	2015
	(In thousands, except per share data)
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$18,273	$11,694
Adjustments for:
Accretion of Redeemable noncontrolling interest	(362)	—
Dividends to Redeemable convertible preferred stockholders	(425)	(371)
Dividends paid to unvested restricted stockholders	(30)	(6)

Net income available to common stockholders and participating securities	17,456	11,317
Undistributed income allocated to participating securities	(1,524)	(969)

Net income available to common stockholders – Basic	15,932	10,348
Weighted average number of common shares outstanding – Basic	54,071	53,623

Net income per common share – Basic	$0.29	$0.19

NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$15,932	$10,348

Weighted average number of common shares outstanding – Basic	54,071	53,623
Assumed exercise of stock options	857	1,377

Weighted average number of common shares outstanding – Diluted	54,928	55,000

Net income per common share – Diluted	$0.29	$0.19

Potentially dilutive securities excluded as anti-dilutive	6,444	6,688

11.	BUSINESS SEGMENTS INFORMATION

The Company operates its business in two distinct operating and reportable segments based on the markets it serves: “Domestic” and “International”. The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on Net sales and Segment Adjusted EBITDA, which is calculated as net income or loss before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Domestic
Pipe	$223,310	$220,533
Allied Products	89,453	77,631

Total domestic	312,763	298,164

International
Pipe	34,372	42,376
Allied Products	10,441	8,584

Total international	44,813	50,960

Total Net sales	$357,576	$349,124

The following sets forth certain additional financial information attributable to our reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended June 30, 2016

Net sales	$312,763	$44,813	$357,576
Gross profit	87,726	8,880	96,606
Segment Adjusted EBITDA	64,640	7,168	71,808
Interest expense	4,673	111	4,784
Income tax expense	12,153	2,041	14,194
Depreciation and amortization	15,678	2,348	18,026
Equity in net income (loss) of unconsolidated affiliates	17	(113)	(96)
Capital expenditures	11,495	1,100	12,595

For the three months ended June 30, 2015
Net sales	$298,164	$50,960	$349,124
Gross profit	61,689	12,788	74,477
Segment Adjusted EBITDA	40,967	11,482	52,449
Interest expense	4,037	249	4,286
Income tax expense	6,825	1,054	7,879
Depreciation and amortization	15,163	2,222	17,385
Equity in net income of unconsolidated affiliates	336	18	354
Capital expenditures	9,784	1,751	11,535

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	Domestic	International	Eliminations	Total
		(In thousands)
As of June 30, 2016
Investment in unconsolidated affiliates	$2,950	$10,487	$—	$13,437
Total identifiable assets	940,267	159,765	(25,404)	1,074,628

As of March 31, 2016
Investment in unconsolidated affiliates	$2,932	$10,256	$—	$13,188
Total identifiable assets	949,286	147,814	(59,784)	1,037,316

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	Three Months Ended June 30,
	2016		2015
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$15,422	$3,999	$5,580	$7,202
Depreciation and amortization	15,678	2,348	15,163	2,222
Interest expense	4,673	111	4,037	249
Income tax expense	12,153	2,041	6,825	1,054

Segment EBITDA	47,926	8,499	31,605	10,727
Derivative fair value adjustments	(4,907)	—	3,721	40
Foreign currency transaction (gains) losses	—	(1,762)	—	317
Loss (gain) on disposal of assets or businesses	270	(68)	1,052	(186)
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	279	499	286	584
Contingent consideration remeasurement	24	—	55	—
Stock-based compensation expense	9,020	—	1,041	—
ESOP deferred compensation	2,737	—	3,125	—
Expense related to executive termination payments	79	—	82	—
Restatement-related costs(b)	9,212	—	—	—

Segment Adjusted EBITDA	$64,640	$7,168	$40,967	$11,482

(a)	Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to the BaySaver Joint Venture prior to the step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	The amounts in the quarter ended June 30, 2016 represent legal, accounting and other professional fees incurred primarily in connection with the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement of prior period financial statements as reflected in the Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”).

12.	SUBSEQUENT EVENTS

Subsequent Events Related to the Bank Term Loans and Senior Notes

In July 2016, the Company obtained consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our fiscal 2016 audited financial statements to August 31, 2016 and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. The fiscal 2016 audited financial statements were delivered within the grace period. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

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

Subsequent Event Related to the ADS Mexicana Revolving Credit Facility

During the period from November 3, 2014 to November 11, 2015, our joint venture, ADS Mexicana, made intercompany revolving loans to ADS, Inc. The maximum aggregate amount of the intercompany loans outstanding at any time was $6.9 million. Since November 11, 2015, there have been no other intercompany loans made, and no balance remains outstanding.

According to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana was not permitted to make such loans, triggering an Event of Default, and ADS Mexicana had an obligation to report such Event of Default. These events together were characterized as a Specified Default. On December 13, 2016, ADS Mexicana obtained a covenant waiver on the ADS Mexicana Revolving Credit Facility for the Specified Default from the lenders.

Subsequent Event Related to Dividends on Common Stock

During the second quarter of fiscal 2017, the Company declared a quarterly cash dividend of $0.06 per share of common stock. The second quarter dividend was payable on September 15, 2016 to stockholders of record at the close of business on September 1, 2016.

During the third quarter of fiscal 2017, the Company declared a quarterly cash dividend of $0.06 per share of common stock. The third quarter dividend was payable on December 15, 2016 to stockholders of record at the close of business on December 1, 2016.

Other Subsequent Events

In the third quarter of fiscal 2017, the Company shortened the remaining useful life of certain assets related to three manufacturing facilities resulting in anticipated accelerated depreciation expense of less than $2 million. One of these facilities closed in the third quarter of fiscal 2017, and ADS committed to a plan to reduce production at the other facilities in the third quarter of fiscal 2017.

In December 2016, a fire destroyed approximately $1.1 million of finished goods inventory at the Company’s South American Joint Venture. The Company’s portion of the loss will be recorded in Equity in net loss of unconsolidated affiliates. While the Company expects that the loss is recoverable through insurance proceeds, the amount of the recovery is not currently determinable. Once the amount of recovery is determinable, the Company’s portion will be recorded in Equity in net loss of unconsolidated affiliates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2017 refers to fiscal 2017, which is the period from April 1, 2016 to March 31, 2017.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Fiscal 2016 Form 10-K/A, as filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever expanding range of end markets. This has allowed us to consistently gain share and achieve above-market growth throughout economic cycles. We expect to continue to drive conversion to our products from traditional materials as contractors, civil design engineers and municipal agencies increasingly acknowledge the superior physical attributes and compelling value proposition of our thermoplastic products. In addition, we believe that overall demand for our products will benefit as the regulatory environment continues to evolve.

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

Results of Operations

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

The following table summarizes our operating results as a percentage of net sales that have been derived from our condensed consolidated financial statements for the three months ended June 30, 2016 and 2015. We believe this presentation is useful to investors in comparing historical results.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	73.0	78.7

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Gross profit	27.0	21.3
Selling expenses	6.8	6.1
General and administrative expenses	9.7	5.4
Loss on disposal of assets or businesses	0.1	0.2
Intangible amortization	0.6	0.7

Income from operations	9.9	8.9
Interest expense	1.3	1.2
Derivative (gains) losses and other (income) expense, net	(0.8)	1.9

Income before income taxes	9.4	5.8
Income tax expense	4.0	2.3
Equity in net loss (income) of unconsolidated affiliates	0.0	(0.1)

Net income	5.4	3.7
Less net income attributable to noncontrolling interest	0.3	0.3

Net income attributable to ADS	5.1%	3.3%

Net sales. Net sales totaled $357.6 million in the three months ended June 30, 2016, increasing $8.5 million, or 2.4%, over the comparable period in fiscal year 2016.

	Three Months Ended June 30,
	2016	2015	% Variance
	(In thousands)
Domestic

Pipe	$223,310	$220,533	1.3%
Allied Products	89,453	77,631	15.2%

Total domestic	312,763	298,164	4.9%

International
Pipe	34,372	42,376	(18.9%)
Allied Products	10,441	8,584	21.6%

Total international	44,813	50,960	(12.1%)

Total net sales	$357,576	$349,124	2.4%

Domestic net sales increased $14.6 million, or 4.9%, in the three months ended June 30, 2016, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $2.8 million, or 1.3%, which was a result of our volume gains of $3.4 million achieved in our construction end markets, which was offset by declines in our agriculture end market and essentially flat sales prices. Allied product sales increased $11.9 million, or 15.2%, which included the impact of the acquisition of BaySaver of $3.9 million, as well as increased sales volume of products sold primarily into the construction end markets.

International net sales decreased $6.2 million, or 12.1%, in the three months ended June 30, 2016 over the comparable period in the previous fiscal year. The decrease was primarily attributable to pipe volume decreases of $5.5 million in Mexico and Canada, along with a decrease of $1.5 million from a weaker Canadian dollar to U.S. Dollar exchange rate, offset by an increase in Allied products sales of $1.9 million.

Cost of goods sold and Gross profit. Cost of goods sold decreased by $13.7 million, or 5.0%, and gross profit increased by $22.1 million, or 29.7%, in the three months ended June 30, 2016 over the comparable period in the previous fiscal year.

	Three Months Ended June 30,
	2016	2015	$ Variance	% Variance
	(In thousands)
Gross Profit

Domestic	$87,726	$61,689	$26,037	42.2%
International	8,880	12,788	(3,908)	(30.6%)

Total	$96,606	$74,477	$22,129	29.7%

In addition to the impact of the increase in domestic net sales of 4.9% over the comparable fiscal year 2016 period, the increase in domestic gross profit of $26.0 million, or 42.2%, was also impacted by decreased raw material costs and lower diesel fuel prices. Growth in sales of higher margin Allied Products also contributed to the overall increase in gross profit.

International gross profit decreased $3.9 million, or 30.6%, in the first quarter of fiscal year 2017 compared to the same period in fiscal year 2016, largely due to decreases in sales volume.

Selling expenses. Selling expenses for the three months ended June 30, 2016 increased 14.1% over the prior year. The increase was primarily the result of increases in variable selling expenses due to higher sales volume and investments in additional sales coverage. As a percentage of net sales, selling expenses increased to 6.8% in the first quarter of fiscal 2017 as compared to 6.1% in the prior year.

General and administrative expenses. The large increase of $15.8 million was primarily due to increased expenses for audit, tax, legal and other professional fees of $9.2 million related to the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement of prior period financial statements as reflected in the Fiscal 2015 Form 10-K, as well as a $7.6 million increase in stock-based compensation expense.

Loss on disposal of assets or businesses. There were no large or unusual disposals of assets or businesses.

Intangible amortization. Intangible amortization remained relatively flat.

Interest expense. While our average overall outstanding debt was down by approximately $58.4 million, or 13.9%, for the quarter ending June 30, 2016 compared to the average balance outstanding for the quarter ending June 30, 2015 the impact of that on interest expense was more than offset by higher average capital lease obligations for the quarter ending June 30, 2016 compared to the quarter ending June 30, 2015, which resulted in higher overall interest expense in the current year period.

Derivative (gains) losses and other (income) expense, net. During the quarter ended June 30, 2016, we benefited from unrealized gains on swaps for propylene raw material of $3.3 million compared to unrealized losses of $5.1 million in the comparable period last year. In addition, an incremental $1.0 million of hedging losses were recognized compared to the prior year, primarily in connection with realized losses on propylene material swaps. The remainder is related to foreign exchange gains of $1.8 million and other non-operating income of $0.1 million.

Income tax expense. For the three months ended June 30, 2016 and 2015, the Company had effective tax rates of 42.1% and 38.8%, respectively. These rates are higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates.

Equity in net loss (income) of unconsolidated affiliates. Equity in net loss (income) of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations as well as our proportional share of BaySaver earnings up until the July 17, 2015 step acquisition. Our proportional share of BaySaver earnings was $0.3 million for the three months ended June 30, 2015, whereas there was no comparable amount in the three months ended June 30, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for the three months ended June 30, 2016 remained relatively flat. As noted above, the 35% noncontrolling interest for BaySaver is now included in the consolidated results beginning after July 17, 2015. The performance of BaySaver in the fiscal 2017 period offset the impact of the change in results of ADS-Mexicana.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, System-Wide Net Sales, Adjusted Earnings Per Fully Converted Share and Free Cash Flow. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

Adjusted EBITDA (Non-GAAP). Adjusted EBITDA is a non-GAAP financial measure that is a key metric used by management and our Board of Directors to assess our financial performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measure. The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Net income	$19,421	$12,782
Depreciation and amortization	18,026	17,385
Interest expense	4,784	4,286
Income tax expense	14,194	7,879

EBITDA	56,425	42,332
Derivative fair value adjustments	(4,907)	3,761
Foreign currency transaction (gains) losses	(1,762)	317
Loss on disposal of assets or businesses	202	866
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	778	870
Contingent consideration remeasurement	24	55
Stock-based compensation expense	9,020	1,041
ESOP deferred stock-based compensation	2,737	3,125
Expense related to executive termination payments	79	82
Restatement-related costs(b)	9,212	—

Adjusted EBITDA	$71,808	$52,449

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	The amounts in the quarter ended June 30, 2016 represent legal, accounting and other professional fees incurred primarily in connection with the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement of prior period financial statements as reflected in the Fiscal 2015 Form 10-K.

System-Wide Net Sales (Non-GAAP). System-Wide Net Sales is a non-GAAP measure we use to measure the overall performance of our business across all of our geographies and markets we serve. Our South American Joint Venture is managed as an integral part of our International segment, and our Tigre-ADS USA joint venture and our BaySaver joint venture are managed as integral parts of our Domestic segment. System-Wide Net Sales is prepared as if our South American Joint Venture, our Tigre-ADS USA joint venture, and our BaySaver joint venture (prior to its acquisition on July 17, 2015) were accounted for as consolidated subsidiaries for all periods. The reconciliation of our System-Wide Net Sales to Net sales is as follows:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Net sales	$357,576	$349,124
Net sales associated with our unconsolidated affiliates
South American Joint Venture	11,365	14,277
BaySaver joint venture(a)	—	3,126
Tigre-ADS USA joint venture	5,199	4,606

System-Wide Net Sales	$374,140	$371,133

(a)	As of July 17, 2015, we increased our ownership in BaySaver to 65% and have consolidated BaySaver since that date. As such Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.

Adjusted Earnings Per Fully Converted Share (Non-GAAP). Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a non-GAAP, supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a key metric used by management and our board of directors to assess our financial performance as if all shares held by the ESOP were to be converted to common shares. This information is useful to investors as the preferred shares held by the ESOP are required to be distributed to our employees over time, which is done in the form of common stock after the conversion of the preferred shares. As such, this measure is included in this report because it provides the investors with information to understand the impact on the financial statements once all preferred shares are converted and distributed.

Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. We calculate Adjusted Earnings Per Fully Converted Share (Non-GAAP) by adjusting our historical Net income per share—Basic, Net income available to common stockholders – Basic, and Weighted average common shares outstanding – Basic amounts for the conversion of all shares of Redeemable convertible preferred stock into ADS common stock at the conversion ratio of one share of redeemable convertible preferred stock for every 0.7692 share of common stock as of the beginning of each period presented.

To effect this adjustment with respect to Net income available to common stockholders - Basic, we have (1) added back the accretion of Redeemable noncontrolling interest in subsidiaries, (2) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) added back the amount allocated to participating securities under the two class earnings per share computation method, and (4) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings. We have also made adjustments to the Weighted average common shares outstanding – Basic to (1) assume share conversion of the outstanding shares of redeemable convertible preferred stock to common stock and (2) add shares of outstanding unvested restricted stock.

The following table presents a reconciliation of Adjusted Net Income (Non-GAAP), Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP) and Adjusted Earnings Per Fully Converted Share (Non-GAAP) to Net income available to common stockholders -Basic, Weighted average common shares outstanding – Basic, and Net income per share - Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per share data)

Net income available to common stockholders - Basic	$15,932	$10,348
Adjustments to Net income available to common stockholders - Basic:
Accretion of Redeemable noncontrolling interest in subsidiaries	362	—
Dividends to Redeemable convertible preferred stockholders	425	371
Dividends paid to unvested restricted stockholders	30	6
Undistributed income allocated to participating securities	1,524	969

Net income attributable to ADS	18,273	11,694
Fair value of ESOP compensation related to Redeemable convertible preferred stock	2,737	3,125

Adjusted Net Income (Non-GAAP)	$21,010	$14,819

Weighted average common shares outstanding – Basic	54,071	53,623
Adjustments to Weighted average common shares outstanding - Basic:
Unvested restricted shares	79	148
Redeemable convertible preferred shares	19,065	19,693

Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	73,215	73,464

Net income per share - Basic	$0.29	$0.19
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.29	$0.20

Free Cash Flow (Non-GAAP). Free Cash Flow is a non-GAAP financial measure used by management and the Company’s board of directors to assess the Company’s ability to generate cash. Management believes that Free Cash Flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures. Free Cash Flow should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of Free Cash Flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. The following table presents a reconciliation of Free Cash Flow to Cash flow from operating activities, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cash flow from operating activities	$(132)	$(18,142)
Capital expenditures	(12,595)	(11,535)

Free Cash Flow	$(12,727)	$(29,677)

Liquidity and Capital Resources

Our primary liquidity requirements are working capital, capital expenditures, debt service and dividend payments for our convertible preferred stock and common stock. We have historically funded, and expect to continue to fund, our operations primarily through internally generated cash flow, debt financings, equity issuance and capital and operating leases. From time to time, we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

As of June 30, 2016, we had $2.5 million in cash that was held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction.

Working Capital and Cash Flows

During the three months ended June 30, 2016, our source of funds was primarily driven by operating earnings and seasonal borrowings on our Revolving Credit Facility. During the three months ended June 30, 2015, our source of funds was primarily driven by operating earnings, seasonal borrowings on our Revolving Credit facility, and proceeds from notes, mortgages and other debt. For both the quarters ended June 30, 2016 and 2015, our use of cash was primarily driven by seasonal increases in accounts receivable and capital expenditures.

As of June 30, 2016, we had $132.3 million in liquidity, including $9.2 million of cash and $123.1 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of June 30, 2016, we had total consolidated net indebtedness of approximately $445.9 million. This amount includes capital lease obligations and is net of cash.

Working Capital. Working capital increased to $220.3 million as of June 30, 2016, from $187.4 million as of March 31, 2016, primarily due to the increases in account receivable of $25.3 million resulting from sales increases and an increase of $8.2 million in inventory for planned sales increases. As disclosed in Note 1, the change in working capital is also impacted by the reduction of net current deferred tax assets from $11.7 million as of March 31, 2016 to $0 as of June 30, 2016 as all deferred tax assets and liabilities as of June 30, 2016 are now classified as non-current.

Operating Cash Flows. Cash flows from operating activities for the three months ended June 30, 2016 was a use of $0.1 million as compared with cash used by operating activities of $18.1 million for the three months ended June 30, 2015. Cash flows from operating activities during the three months ended June 30, 2016 was impacted by higher net income as a result of lower resin costs partially offset by restatement-related costs, as well as lower income tax cash payments and slower growth in accounts receivable compared to the prior year.

Investing Cash Flows. During the three months ended June 30, 2016 and 2015, cash used for investing activities was $12.8 million and $15.6 million, respectively, primarily due to capital expenditures in support of operations.

Financing Cash Flows. During the three months ended June 30, 2016, cash provided from financing activities was $16.2 million, due to increased borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months. During the three months ended June 30, 2015, cash provided by financing activities was $34.7 million, utilizing borrowings on our Revolving Credit Facility to support our typical seasonal demand increase and proceeds from notes, mortgages, and other debt.

Capital Expenditures

Capital expenditures totaled $12.6 million and $11.5 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Our capital expenditures for the three months ended June 30, 2016 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and capitalized software.

We currently anticipate that we will make capital expenditures of approximately $50 million to $55 million in fiscal year 2017. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2016, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Bank Term Loans

On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our Fiscal 2016 Form 10-K/A.

As of June 30, 2016, the outstanding principal drawn on the Revolving Credit Facility was $191.3 million, with $123.1 million available to be drawn on the U.S. facility. As of June 30, 2016, the outstanding principal balance of the Term Loan was $80.0 million.

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

As of June 30, 2016, there was no outstanding principal drawn on the Revolving Credit Facility and the entire $12.0 million was available to be drawn.

Senior Notes

On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million, which is more fully described in our Fiscal 2016 Form 10-K/A.

We have no further amount available for issuance of senior notes under the private shelf agreement. At June 30, 2016, the outstanding principal balance on these notes was $100.0 million.

July, October and December 2016 Consents Related to the Bank Term Loans and Senior Notes

In July 2016, the Company obtained consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our fiscal 2016 audited financial statements to August 31, 2016 and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. The fiscal 2016 audited financial statements were delivered within the grace period. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

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

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive financial covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times. The Fixed Charge Coverage Ratio is calculated by dividing the sum of

Consolidated EBITDA minus Capital Expenditures minus cash income taxes paid, by the sum of Fixed Charges. Fixed Charges include cash interest expense, scheduled principal payments on indebtedness, and ESOP capital distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A. We were in compliance with our debt covenants as of June 30, 2016, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

Off-Balance Sheet Arrangements

Excluding the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 4. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of June 30, 2016, our South American Joint Venture had approximately $19.1 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2016 Form 10-K/A.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seeks,” “predict,” “potential,” “continue,” “intends,” “plans,” “projects,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our actual consolidated results of operations, financial condition, liquidity and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Form 10-Q (including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:

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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions.

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.5 million based on our borrowings as of June 30, 2016. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.8 million per year. To mitigate the impact of interest rate volatility, we had two interest rate swaps in effect as of June 30, 2016, each of which have a $50.0 million notional value and expire on September 1, 2016. The swaps have fixed LIBOR rates of 0.86% and 1.08%, respectively.

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

Raw Material and Commodity Price Risk

Our primary raw materials used in the production of our products are high density polyethylene and polypropylene resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in a timely and efficient manner contributes to the management of our overall risk and the potential impact on our results of operations.

We have a resin price risk management program that includes the use of physical fixed price contracts as well as financial hedge contracts related to our virgin resin purchases. We also maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. These supply agreements generally do not contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their selling prices or other relevant terms on a monthly basis, exposing us to pricing risk. To manage this risk for our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, the month to month change in market based pricing has been very similar between propylene and polypropylene.

We began a diesel hedging program in 2008 which is executed through several financial swaps and option collar structures covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges partially cover the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers. Our objective is to hedge approximately 50% of our overall annual fuel consumption.

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

Foreign Currency Exchange Rate Risk

We have operations in countries outside of the United States, all of which use the respective local foreign currency as their functional currency. Each of these operations may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we manufacture or distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, by natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

In addition to the foreign currency transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Condensed Consolidated Statements of Comprehensive Income.

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

As previously disclosed in our Fiscal 2016 Form 10-K/A, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2016. See “Item 9A — Controls and Procedures” in our Fiscal 2016 Form 10-K/A. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2016 Form 10-K/A were still present as of June 30, 2016 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2016, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2016 Form 10-K/A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2016 Form 10-K/A. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2016 Form 10-K/A and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Date: January 10, 2017

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith