Form 10-Q
period 2016-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-01-20
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	As of
	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$8,804	$6,555
Receivables (less allowance for doubtful accounts of $10,008 and $7,956, respectively)	215,294	186,883
Inventories	223,226	230,466
Deferred income taxes and other current assets	7,573	15,658

Total current assets	454,897	439,562
Property, plant and equipment, net	397,409	391,744
Other assets:
Goodwill	100,696	100,885
Intangible assets, net	55,682	59,869
Other assets	46,195	45,256

Total assets	$1,054,879	$1,037,316

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$36,497	$35,870
Current maturities of capital lease obligations	20,640	19,231
Accounts payable	95,437	119,606
Current portion of liability-classified stock-based awards	14,344	10,118
Other accrued liabilities	59,582	65,099
Accrued income taxes	13,126	2,260

Total current liabilities	239,626	252,184
Long-term debt obligation (less unamortized debt issuance costs of $2,429 and $3,131, respectively)	312,712	312,214
Long-term capital lease obligations	59,170	56,809
Deferred tax liabilities	54,602	63,952
Other liabilities	32,147	37,921

Total liabilities	698,257	723,080
Commitments and contingencies (see Note 7)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,429 and 24,819 shares outstanding, respectively	305,361	310,240
Deferred compensation – unearned ESOP shares	(202,008)	(205,664)
Redeemable noncontrolling interest in subsidiaries	8,415	7,171

Total mezzanine equity	111,768	111,747
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 55,020 and 54,437 shares outstanding, respectively	12,393	12,393
Paid-in capital	748,177	739,097
Common stock in treasury, at cost	(438,404)	(440,995)
Accumulated other comprehensive loss	(24,362)	(21,261)
Retained deficit	(67,109)	(101,778)

Total ADS stockholders’ equity	230,695	187,456
Noncontrolling interest in subsidiaries	14,159	15,033

Total stockholders’ equity	244,854	202,489

Total liabilities, mezzanine equity and stockholders’ equity	$1,054,879	$1,037,316

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net sales	$360,785	$383,329	$718,361	$732,453
Cost of goods sold	270,273	296,800	531,243	571,447

Gross profit	90,512	86,529	187,118	161,006
Operating expenses:
Selling	23,210	22,594	47,440	43,821
General and administrative	21,181	25,673	55,710	44,358
Loss on disposal of assets or businesses	737	295	939	1,161
Intangible amortization	2,128	2,341	4,315	4,867

Income from operations	43,256	35,626	78,714	66,799
Other expense:
Interest expense	4,546	4,947	9,330	9,233
Derivative (gains) losses and other (income) expense, net	(1,734)	9,192	(4,771)	15,772

Income before income taxes	40,444	21,487	74,155	41,794
Income tax expense	15,348	5,187	29,542	13,066
Equity in net loss of unconsolidated affiliates	815	372	911	18

Net income	24,281	15,928	43,702	28,710
Less net income attributable to noncontrolling interest	547	3,582	1,695	4,670

Net income attributable to ADS	23,734	12,346	42,007	24,040

Accretion of Redeemable noncontrolling interest	(380)	(257)	(742)	(257)
Dividends to Redeemable convertible preferred stockholders	(415)	(362)	(840)	(733)
Dividends paid to unvested restricted stockholders	(24)	(6)	(54)	(12)

Net income available to common stockholders and participating securities	22,915	11,721	40,371	23,038
Undistributed income allocated to participating securities	(2,040)	(980)	(3,563)	(1,949)

Net income available to common stockholders	$20,875	$10,741	$36,808	$21,089

Weighted average common shares outstanding:
Basic	54,429	53,882	54,250	53,753
Diluted	55,276	55,194	55,115	55,093
Net income per share:
Basic	$0.38	$0.20	$0.68	$0.39
Diluted	$0.38	$0.19	$0.67	$0.38
Cash dividends declared per share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$24,281	$15,928	$43,702	$28,710
Currency translation	(2,047)	(10,979)	(5,168)	(10,470)

Comprehensive income	22,234	4,949	38,534	18,240
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(566)	(1,726)	(2,067)	(2,308)
Less net income attributable to noncontrolling interest	547	3,582	1,695	4,670

Total comprehensive income attributable to ADS	$22,253	$3,093	$38,906	$15,878

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities	$45,576	$16,924

Cash Flows from Investing Activities
Capital expenditures	(23,796)	(21,534)
Cash paid for acquisitions, net of cash acquired	—	(3,188)
Proceeds of note receivable to related party	—	3,854
Issuance of note receivable to related party	—	(3,854)
Other investing activities	(622)	(378)

Net cash used in investing activities	(24,418)	(25,100)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	235,600	252,800
Payments on Revolving Credit Facility	(207,900)	(223,000)
Payments on Term Loan	(5,000)	(3,750)
Payments on Senior Notes	(25,000)	—
Proceeds from notes, mortgages and other debt	—	6,682
Payments of notes, mortgages and other debt	(430)	(7,092)
Payments on capital lease obligations	(10,810)	(10,247)
Cash dividends paid	(7,338)	(8,173)
Proceeds from exercise of stock options	2,687	823
Other financing activities	(620)	(369)

Net cash (used in) provided by financing activities	(18,811)	7,674

Effect of exchange rate changes on cash	(98)	360

Net change in cash	2,249	(142)
Cash at beginning of period	6,555	3,623

Cash at end of period	$8,804	$3,481

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$3,125	$16,756
Cash paid for interest	9,409	8,702
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	$14,915	$25,598
Balance in accounts payable for the acquisition of property, plant and equipment	1,165	195
Acquisition of property, plant and equipment under financing facility	3,153	—

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumu- lated Other Compre- hensive Loss	Retained Deficit	Total ADS Stock- holders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- controlling Interest in Subsidiaries	Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at April 1, 2015	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	24,040	24,040	4,559	28,599	—	—	—	—	111	111
Other comprehensive loss	—	—	—	—	—	(8,162)	—	(8,162)	(2,308)	(10,470)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(657)	(657)	—	(657)	—	—	—	—	—	—
Common stock dividends ($0.10 per share)	—	—	—	—	—	—	(5,386)	(5,386)	—	(5,386)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,130)	(2,130)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,707	—	—	—	—	2,707	—	2,707	—	—	(283)	3,543	—	3,543
Exercise of common stock options	—	—	2,037	(77)	390	—	—	2,427	—	2,427	—	—	—	—	—	—
Restricted stock awards	—	—	209	(66)	291	—	—	500	—	500	—	—	—	—	—	—
ESOP distribution in common stock	—	—	5,222	(442)	1,966	—	—	7,188	—	7,188	(575)	(7,188)	—	—	—	(7,188)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(159)	—	—	—	—	(159)	—	(159)	—	—	—	—	257	257

Balance at September 30, 2015	153,560	$12,393	$733,511	99,453	$(442,418)	$(23,683)	$(96,593)	$183,210	$16,534	$199,744	25,064	$313,302	16,707	$(208,926)	$6,698	$111,074

Balance at April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	24,819	$310,240	$16,448	$(205,664)	$7,171	$111,747

Net income	—	—	—	—	—	—	42,007	42,007	1,193	43,200	—	—	—	—	502	502
Other comprehensive loss	—	—	—	—	—	(3,101)	—	(3,101)	(2,067)	(5,168)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(763)	(763)	—	(763)	—	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(6,575)	(6,575)	—	(6,575)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,447	—	—	—	—	1,447	—	1,447	—	—	(293)	3,656	—	3,656
Exercise of common stock options	—	—	4,550	(236)	1,048	—	—	5,598	—	5,598	—	—	—	—	—	—
Restricted stock awards	—	—	(4)	(47)	207	—	—	203	—	203	—	—	—	—	—	—
ESOP distribution in common stock	—	—	3,543	(300)	1,336	—	—	4,879	—	4,879	(390)	(4,879)	—	—	—	(4,879)
Accretion of Redeemable noncontrolling interest	—	—	(456)	—	—	—	—	(456)	—	(456)	—	—	—	—	742	742

Balance at September 30, 2016	153,560	$12,393	$748,177	98,540	$(438,404)	$(24,362)	$(67,109)	$230,695	$14,159	$244,854	24,429	$305,361	16,155	$(202,008)	$8,415	$111,768

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

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2016 was derived from audited financial statements included in the Annual Report on Form 10-K/A for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2016 and the results of operations and cash flows for the three and six months ended September 30, 2016 and 2015. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Fiscal 2016 Form 10-K/A.

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

Deferred Tax Assets and Liabilities – In November 2015, the FASB issued an ASU which requires entities to classify all deferred tax assets and liabilities, as well as any related valuation allowance, as non-current, rather than separately record the current and non-current portions. The Company adopted this standard on April 1, 2016 on a prospective basis and prior periods have not been adjusted. The impact of the adoption of this standard was a reduction to the net current deferred tax assets balance included in Deferred income taxes and other current assets on the Condensed Consolidated Balance Sheets from $11.7 million as of March 31, 2016 to zero as of September 30, 2016, with all deferred tax assets and liabilities as of September 30, 2016 now being classified as non-current. The update had no effect on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

Consolidation – In February 2015, the FASB issued an accounting standards update to make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The Company adopted this standard effective April 1, 2016. The update has had no effect on the Company’s condensed consolidated financial statements.

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

2.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	September 30, 2016	March 31, 2016
	(In thousands)
Raw materials	$53,463	$46,604
Finished goods	169,763	183,862

Total inventories	$223,226	$230,466

There were no work-in-process inventories as of the periods presented.

3.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of the periods presented were as follows:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$274	$—	$274	$—

Total assets at fair value on a recurring basis	$274	$—	$274	$—

Liabilities:
Derivative liability - diesel fuel contracts	717	—	717	—
Derivative liability - propylene swaps	1,380	—	1,380	—
Contingent consideration for acquisitions	1,997	—	—	1,997

Total liabilities at fair value on a recurring basis	$4,094	$—	$2,097	$1,997

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets - diesel fuel contracts	$11	$—	$11	$—

Total assets at fair value on a recurring basis	$11	$—	$11	$—

Liabilities:
Derivative liability - interest rate swaps	$252	$—	$252	$—
Derivative liability - diesel fuel contracts	2,615	—	2,615	—
Derivative liability - propylene swaps	8,027	—	8,027	—
Contingent consideration for acquisitions	2,858	—	—	2,858

Total liabilities at fair value on a recurring basis	$13,752	$—	$10,894	$2,858

For the six months ended September 30, 2016 and 2015, respectively, there were no transfers in or out of Levels 1, 2 and 3.

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

	Three Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Balance at the beginning of the period	$2,199	$2,285
Acquisition	—	750
Change in fair value	31	45
Payments of contingent consideration liability	(233)	(211)

Balance at the end of the period	$1,997	$2,869

	Six Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Balance at the beginning of the period	$2,858	$2,444
Acquisition	—	750
Change in fair value	57	100
Payments of contingent consideration liability	(918)	(425)

Balance at the end of the period	$1,997	$2,869

4.	RELATED PARTY TRANSACTIONS

ADS Mexicana

ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and six months ended September 30, 2016 and 2015, ADS Mexicana compensated certain owners and former owners of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement. These cash payments were $0.1 million or less in each of the three and six month periods ended September 30, 2016 and 2015.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with related parties. There were no such sales in either the three and six months ended September 30, 2016 or 2015. However, outstanding receivables related to such sales from prior periods were $0.3 million as of September 30, 2016 and March 31, 2016.

In April 2015, ADS Mexicana borrowed $3.0 million under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS. The loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3.9 million under the Scotia Bank credit facility and loaned it to an entity owned by a Grupo Altima owner, and such loan was repaid in July 2015. The applicable interest rates for the loans were 2.15% and 4.81%, respectively. ADS does not guarantee the borrowings from this facility, and therefore does not anticipate any required contributions related to the balance of this credit facility.

The Company is the guarantor of 100% of a second credit facility for ADS Mexicana, and the Company’s maximum potential payment under this guarantee totals $12.0 million. The outstanding balance as of September 30, 2016 was $2.7 million and there were no borrowings outstanding under this facility as of March 31, 2016.

South American Joint Venture

The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee totals $11.0 million as of September 30, 2016. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on July 31, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2016 and March 31, 2016, the outstanding principal balances of the credit facility including letters of credit were $17.1 million and $16.7 million, respectively. The weighted average interest rate as of September 30, 2016 was 2.00% on U.S. dollar denominated loans and 7.11% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which totaled $0.3 million and $0.5 million for the three and six months ended September 30, 2016, respectively, and $0.2 million and $0.9 million for the three and six months ended September 30, 2015, respectively.

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

	September 30, 2016	March 31, 2016
	(In thousands)
Bank Term Loans
Revolving Credit Facility — ADS	$191,000	$166,000
Revolving Credit Facility — ADS Mexicana	2,700	—
Term Note	77,500	82,500
Senior Notes payable	75,000	100,000
Industrial revenue bonds	2,285	2,715
ADS Mexicana Scotia bank revolving credit facility	—	—
Equipment financing	3,153	—

Total	351,638	351,215
Unamortized debt issuance costs	(2,429)	(3,131)
Current maturities	(36,497)	(35,870)

Long-term debt obligation	$312,712	$312,214

In June 2016, ADS signed a Master Loan and Security Agreement for the financing of equipment in the U.S. and Canada for an aggregate amount of up to $4.5 million. During fiscal 2017, the Company issued $3.2 million of Equipment Notes with an average fixed interest rate at 2.58%. Each Equipment Note amortizes the principal over five years and is payable monthly.

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

The Company recorded losses and (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well and losses and (gains) on the settlement of derivative contracts as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Propylene swaps	$(3,334)	$4,496
Diesel fuel option collars	(689)	1,348
Interest rate swaps	(130)	(71)

Total unrealized mark-to-market (gains) losses	$(4,153)	$5,773

Propylene swaps	1,611	2,965
Diesel fuel option collars	679	764
Foreign exchange forward contracts	—	(38)

Total realized losses	$2,290	$3,691

	Six Months Ended September 30,
	2016	2015
	(in thousands)
Propylene swaps	$(6,647)	$9,559
Diesel fuel option collars	(2,161)	90
Interest rate swaps	(252)	(115)

Total unrealized mark-to-market (gains) losses	$(9,060)	$9,534

Propylene swaps	4,683	5,401
Diesel fuel option collars	1,385	1,102
Foreign exchange forward contracts	—	(38)

Total realized losses	$6,068	$6,465

In addition to the above amounts, Derivative (gains) losses and other (income) expense, net in the Condensed Consolidated Statements of Operations also includes other non-operating expense of $0.1 million and income of $1.8 million for the three and six month period ending September 30, 2016, and income of $0.3 million and $0.2 million for the three and six month period ending September 30, 2015, respectively. A summary of the fair value of derivatives as of the periods presented is as follows:

	September 30, 2016
	Assets		Liabilities
	Receivables	Other assets	Other accrued liabilities	Other liabilities
	(In thousands)
Interest rate swaps	$—	$—	$—	$—
Diesel fuel option collars and swaps	208	66	(664)	(53)
Propylene swaps	—	—	(1,380)	—

	March 31, 2016
	Assets		Liabilities
	Receivables	Other assets	Other accrued liabilities	Other liabilities
	(In thousands)
Interest rate swaps	$—	$—	$(252)	$—
Diesel fuel option collars and swaps	—	11	(2,609)	(6)
Propylene swaps	—	—	(8,027)	—

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at September 30, 2016, ADS has agreed to purchase resin over the period October 2016 through December 2016 at a committed purchase cost of $6.1 million.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the six months ended September 30, 2016 and 2015, the Company utilized an effective tax rate of 39.8% and 31.3%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate of 35% due to state and local taxes and non-deductible expenses, offset by foreign income taxed at lower rates. For the six months ended September 30, 2015, uncertain tax positions related to foreign jurisdictions were released due to the lapse of statute of limitations.

9.	STOCK-BASED COMPENSATION

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

The Company recognized stock-based compensation expense (benefit) in the following line items of the Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Component of income before income taxes:
Cost of goods sold	$(100)	$—	$—	$—
Selling expenses	(100)	—	200	—
General and administrative expenses	(2,708)	1,170	5,912	2,212

Total stock-based compensation expense	$(2,908)	$1,170	$6,112	$2,212

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

We estimate the fair value of stock options using a Black-Scholes option-pricing model, with assumptions as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Common stock price	$23.06 - $28.17	$26.35 - $32.37	$22.00 - $28.17	$26.35 - $33.03
Expected stock price volatility	29.5% - 35.9%	28.9% - 45.1%	29.5% - 35.9%	28.9% - 45.1%
Risk-free interest rate	0.7% - 1.3%	0.1% - 1.8%	0.7% - 1.3%	0.1% - 1.8%
Weighted-average expected option life (years)	0.3 – 5.7	0.3 – 6.7	0.3 – 5.7	0.3 – 6.7
Dividend yield	1.0%	0.7%	1.0%	0.7%

10.	NET INCOME PER SHARE

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
(In thousands, except per share data)
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$23,734	$12,346	$42,007	$24,040
Adjustments for:
Accretion of Redeemable noncontrolling interest	(380)	(257)	(742)	(257)
Dividends to Redeemable convertible preferred stockholders	(415)	(362)	(840)	(733)
Dividends paid to unvested restricted stockholders	(24)	(6)	(54)	(12)

Net income available to common stockholders and participating securities	22,915	11,721	40,371	23,038
Undistributed income allocated to participating securities	(2,040)	(980)	(3,563)	(1,949)

Net income available to common stockholders – Basic	20,875	10,741	36,808	21,089

Weighted average number of common shares outstanding – Basic	54,429	53,882	54,250	53,753

Net income per common share – Basic	$0.38	$0.20	$0.68	$0.39

NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$20,875	$10,741	$36,808	$21,089
Weighted average number of common shares outstanding – Basic	54,429	53,882	54,250	53,753
Assumed exercise of stock options	847	1,312	865	1,340

Weighted average number of common shares outstanding – Diluted	55,276	55,194	55,115	55,093

Net income per common share – Diluted	$0.38	$0.19	$0.67	$0.38

Potentially dilutive securities excluded as anti-dilutive	6,264	6,476	6,355	6,583

11.	BUSINESS SEGMENTS INFORMATION

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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Domestic
Pipe	$222,026	$238,291	$445,336	$458,826
Allied Products	89,747	89,009	179,200	166,640

Total domestic	311,773	327,300	624,536	625,466

International
Pipe	38,910	44,542	73,282	86,917
Allied Products	10,102	11,487	20,543	20,070

Total international	49,012	56,029	93,825	106,987

Total Net sales	$360,785	$383,329	$718,361	$732,453

The following sets forth certain additional financial information attributable to our reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended September 30, 2016
Net sales	$311,773	$49,012	$360,785
Gross profit	79,736	10,776	90,512
Segment Adjusted EBITDA	57,114	8,487	65,601
Interest expense	4,436	110	4,546
Income tax expense	13,824	1,524	15,348
Depreciation and amortization	15,829	2,181	18,010
Equity in net loss of unconsolidated affiliates	(44)	(771)	(815)
Capital expenditures	10,496	705	11,201
For the three months ended September 30, 2015
Net sales	$327,300	$56,029	$383,329
Gross profit	76,131	10,398	86,529
Segment Adjusted EBITDA	55,443	8,294	63,737
Interest expense	4,901	46	4,947
Income tax expense (benefit)	6,703	(1,516)	5,187
Depreciation and amortization	15,243	2,124	17,367
Equity in net loss of unconsolidated affiliates	(12)	(360)	(372)
Capital expenditures	8,028	1,971	9,999

	Domestic	International	Total
For the six months ended September 30, 2016
Net sales	$624,536	$93,825	$718,361
Gross profit	167,462	19,656	187,118
Segment Adjusted EBITDA	121,754	15,655	137,409

	Domestic	International	Total
Interest expense	9,109	221	9,330
Income tax expense	25,977	3,565	29,542
Depreciation and amortization	31,507	4,529	36,036
Equity in net loss of unconsolidated affiliates	(27)	(884)	(911)
Capital expenditures	21,991	1,805	23,796
For the six months ended September 30, 2015
Net sales	$625,466	$106,987	$732,453
Gross profit	137,820	23,186	161,006
Segment Adjusted EBITDA	96,412	19,773	116,185
Interest expense	8,938	295	9,233
Income tax expense (benefit)	13,529	(463)	13,066
Depreciation and amortization	30,405	4,346	34,751
Equity in net income (loss) of unconsolidated affiliates	324	(342)	(18)
Capital expenditures	17,812	3,722	21,534

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	Domestic	International	Eliminations	Total
	(In thousands)
As of September 30, 2016
Investment in unconsolidated affiliates	$2,905	$9,646	$—	$12,551
Total identifiable assets	920,835	147,930	(13,886)	1,054,879
As of March 31, 2016
Investment in unconsolidated affiliates	$2,932	$10,256	$—	$13,188
Total identifiable assets	949,286	147,814	(59,784)	1,037,316

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	Three Months Ended September 30,
	2016		2015
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$21,049	$3,232	$8,641	$7,287
Depreciation and amortization	15,829	2,181	15,243	2,124
Interest expense	4,436	110	4,901	46
Income tax expense	13,824	1,524	6,703	(1,516)

Segment EBITDA	55,138	7,047	35,488	7,941
Derivative fair value adjustments	(4,153)	—	5,784	(11)
Foreign currency transaction losses (gains)	—	685	—	(151)
Loss on disposal of assets or businesses	512	225	289	6
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	272	530	260	509
Contingent consideration remeasurement	33	—	45	—
Stock-based compensation (benefit) expense	(2,908)	—	1,170	—
ESOP deferred compensation	2,368	—	3,125	—
Expense related to executive termination payments	79	—	82	—
Loss related to BaySaver acquisition	—	—	490	—
Restatement-related costs(b)	5,773	—	8,710	—

Segment Adjusted EBITDA	$57,114	$8,487	$55,443	$8,294

(a)	Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to the BaySaver Joint Venture prior to the step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.

(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”) and the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement.

	Six Months Ended September 30,
	2016		2015
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$36,471	$7,231	$14,221	$14,489
Depreciation and amortization	31,507	4,529	30,405	4,346
Interest expense	9,109	221	8,938	295
Income tax expense (benefit)	25,977	3,565	13,529	(463)

Segment EBITDA	103,064	15,546	67,093	18,667
Derivative fair value adjustments	(9,060)	—	9,506	28
Foreign currency transaction (gains) losses	—	(1,077)	—	166
Loss (gain) on disposal of assets or businesses	782	157	1,341	(180)
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	551	1,029	546	1,092
Contingent consideration remeasurement	57	—	100	—
Stock-based compensation expense	6,112	—	2,212	—
ESOP deferred compensation	5,105	—	6,250
Expense related to executive termination payments	158	—	164	—
Loss related to BaySaver acquisition	—	—	490	—
Restatement-related costs(b)	14,985	—	8,710	—

Segment Adjusted EBITDA	$121,754	$15,655	$96,412	$19,773

(a)	Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to the BaySaver Joint Venture prior to the step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K and the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement.

12.	SUBSEQUENT EVENTS

Subsequent Events Related to the Bank Term Loans and Senior Notes

In October 2016, the Company obtained consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to November 30, 2016 and our second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as reaffirmed the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

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

Subsequent Events Related to Dividends on Common Stock

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

Results of Operations

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

The following table summarizes our operating results as a percentage of net sales that have been derived from our condensed consolidated financial statements for the three months ended September 30, 2016 and 2015. We believe this presentation is useful to investors in comparing historical results.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	74.9%	77.4%

Gross profit	25.1%	22.6%

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Selling expenses	6.4%	5.9%
General and administrative expenses	5.9%	6.7%
Loss on disposal of assets or businesses	0.2%	0.1%
Intangible amortization	0.6%	0.6%

Income from operations	12.0%	9.3%
Interest expense	1.3%	1.3%
Derivative (gains) losses and other (income) expense, net	(0.5%)	2.4%

Income before income taxes	11.2%	5.6%
Income tax expense	4.3%	1.4%
Equity in net loss of unconsolidated affiliates	0.2%	0.1%

Net income	6.7%	4.2%
Less net income attributable to noncontrolling interest	0.2%	0.9%

Net income attributable to ADS	6.6%	3.2%

Net sales. Net sales totaled $360.8 million in the three months ended September 30, 2016, decreasing $22.5 million, or 5.9%, over the comparable period in fiscal year 2016.

	Three Months Ended September 30,
	2016	2015	% Variance
	(In thousands)
Domestic
Pipe	$222,026	$238,291	(6.8%)
Allied Products	89,747	89,009	0.8%

Total domestic	311,773	327,300	(4.7%)

International
Pipe	38,910	44,542	(12.6%)
Allied Products	10,102	11,487	(12.1%)

Total international	49,012	56,029	(12.5%)

Total net sales	$360,785	$383,329	(5.9%)

Domestic net sales decreased $15.5 million, or 4.7%, in the three months ended September 30, 2016, over the comparable period in the previous fiscal year. Our domestic pipe sales decreased by $16.3 million, or 6.8%, which was a result of net volume decreases of $12.5 million, primarily in our agriculture end markets, as well as a decrease resulting from lower prices. Allied product sales increased $0.8 million, or 0.8%, which included the impact of the acquisition of BaySaver.

International net sales decreased $7.0 million, or 12.5%, in the three months ended September 30, 2016 over the comparable period in the previous fiscal year. The decrease was primarily attributable to pipe volume decreases of $5.3 million in our international markets and a decrease in Allied products sales of $1.4 million.

Cost of goods sold and Gross profit. Cost of goods sold decreased by $26.5 million, or 8.9%, and gross profit increased by $4.0 million, or 4.6%, in the three months ended September 30, 2016 over the comparable period in the previous fiscal year.

	Three Months Ended September 30,
	2016	2015	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$79,736	$76,131	$3,605	4.7%
International	10,776	10,398	378	3.6%

Total	$90,512	$86,529	$3,983	4.6%

The increase in domestic gross profit of $3.6 million, or 4.7%, was primarily the result of lower raw material costs, as well as decreases in diesel fuel prices and other transportation and manufacturing costs, which more than offset the impact of the decrease in domestic net sales of 4.7% over the comparable fiscal year 2016 period.

International gross profit increased $0.4 million, or 3.6%, in the second quarter of fiscal year 2017 compared to the same period in fiscal year 2016, largely due to the impact of lower raw material costs more than offsetting the impact of the decrease in international net sales of 12.5% over the comparable fiscal year 2016 period.

Selling expenses. Selling expenses for the three months ended September 30, 2016 increased $0.6 million, or 2.7%, over the prior year. The increase was primarily the result of increases in variable selling expenses including an increase in bad debt expense and investments in additional sales coverage. As a percentage of net sales, selling expenses increased to 6.4% in the second quarter of fiscal 2017 as compared to 5.9% in the prior year.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2016 decreased $4.5 million from the prior year period. The decrease was primarily due to a decrease in expenses for audit, tax, legal and other professional fees related to the restatement of prior period financial statements as reflected in the Fiscal 2015 Form 10-K and the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement from $8.7 million for the three months ending September 30, 2015 to $5.8 million for the three months ended September 30, 2016. In addition, stock-based compensation decreased from an expense of $1.2 million in the second quarter of fiscal 2016 to a benefit of $2.7 million for the second quarter of fiscal 2017. Those decreases were partially offset by increased staff levels and increased use of outside consultants in various corporate functions.

Loss on disposal of assets or businesses. There were no large or unusual disposals of assets or businesses.

Intangible amortization. Intangible amortization remained relatively flat.

Interest expense. Our average overall outstanding debt was down by $71.0 million, or 16.4%, for the quarter ending September 30, 2016 compared to the average balance outstanding for the quarter ending September 30, 2015, which was the primary reason for the decrease in interest expense. That impact was partially offset by higher average capital lease obligations for the quarter ending September 30, 2016 compared to the quarter ending September 30, 2015.

Derivative (gains) losses and other (income) expense, net. Derivative (gains) losses and other (income) expense, net improved from losses of $9.2 million for the three months ended September 30, 2015 to gains of $1.7 million for the three months ended September 30, 2016. During the quarter ended September 30, 2016, we benefited from unrealized gains on swaps for propylene raw material of $3.3 million compared to unrealized losses of $4.5 million in the comparable period last year. In addition, a $1.4 million decrease in hedging losses were recognized compared to the prior year, primarily in connection with realized losses on propylene material swaps. In addition, the three months ended September 30, 2015 included a loss of $0.5 million recognized for the fair value remeasurement of the Company’s original investment in BaySaver at the time the Company acquired a controlling interest in July 2015, whereas there was no comparable amount in the current year period. The remainder of the change is primarily related to foreign exchange gains.

Income tax expense. For the three months ended September 30, 2016 and 2015, the Company had effective tax rates of 37.9% and 24.1%, respectively. For the three months ended September 30, 2015, uncertain tax positions related to foreign jurisdictions were released due to the lapse of statute of limitations.

Equity in net loss of unconsolidated affiliates. Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations as well as our proportional share of BaySaver earnings up until the July 17, 2015 step acquisition. Equity in net loss of unconsolidated affiliates remained relatively flat.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased from $3.6 million for the three months ended September 30, 2015 to $0.5 million for the three months ended September 30, 2016. The change is primarily attributable to a decrease in the profitability of ADS Mexicana.

Six Months Ended September 30, 2016 Compared With Six Months Ended September 30, 2015

The following table summarizes our operating results as a percentage of net sales that have been derived from our condensed consolidated financial statements for the six months ended September 30, 2016 and 2015. We believe this presentation is useful to investors in comparing historical results.

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	74.0%	78.0%

Gross profit	26.0%	22.0%
Selling expenses	6.6%	6.0%
General and administrative expenses	7.8%	6.1%
Loss on disposal of assets or businesses	0.1%	0.2%
Intangible amortization	0.6%	0.7%

Income from operations	11.0%	9.1%
Interest expense	1.3%	1.3%

Derivative (gains) losses and other (income) expense, net	(0.7%)	2.2%
Income before income taxes	10.3%	5.7%
Income tax expense	4.1%	1.8%
Equity in net loss of unconsolidated affiliates	0.1%	-%

Net income	6.1%	3.9%
Less net income attributable to noncontrolling interest	0.2%	0.6%

Net income attributable to ADS	5.8%	3.3%

Net sales. Net sales totaled $718.4 million in the six months ended September 30, 2016, decreasing $14.1 million, or 1.9%, over the comparable period in fiscal year 2016.

	Six Months Ended September 30,
	2016	2015	% Variance
	(In thousands)
Domestic
Pipe	$445,336	$458,826	(2.9%)
Allied Products	179,200	166,640	7.5%

Total domestic	624,536	625,466	(0.1%)

International
Pipe	73,282	86,917	(15.7%)
Allied Products	20,543	20,070	2.4%

Total international	93,825	106,987	(12.3%)

Total net sales	$718,361	$732,453	(1.9%)

Domestic net sales decreased $0.9 million, or 0.1%, in the six months ended September 30, 2016, over the comparable period in the previous fiscal year. Our domestic pipe sales decreased by $13.4 million, or 2.9%, which was primarily a result of net price decreases of $4.7 million and decreases of $5.1 million in net volume primarily due to a decline in our agriculture end markets, partially offset by improvements in non-residential end markets. Allied product sales increased $12.6 million, or 7.5%, which included the impact of the acquisition of BaySaver of $5.3 million, as well as increased sales volume of products sold primarily into the non-residential and infrastructure end markets.

International net sales decreased $13.2 million, or 12.3%, in the six months ended September 30, 2016 over the comparable period in the previous fiscal year. The decrease was primarily attributable to the negative impact in Mexico of pipe volume decreases of $12.8 million and net price decreases of $2.6 million, along with a decrease of $2.1 million from weaker exchange rates between the U.S. Dollar and the Canadian and Mexican currencies, offset by a modest increase in Allied products sales.

Cost of goods sold and Gross profit. Cost of goods sold decreased by $40.2 million, or 7.0%, and gross profit increased by $26.1 million, or 16.2%, in the six months ended September 30, 2016 over the comparable period in the previous fiscal year.

	Six Months Ended September 30,
	2016	2015	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$167,462	$137,820	$29,642	21.5%
International	19,656	23,186	(3,530)	(15.2%)

Total	$187,118	$161,006	$26,112	16.2%

The increase in domestic gross profit of $29.6 million, or 21.5%, was primarily the result of lower raw material costs, as well as lower diesel fuel prices, which more than offset the impact of the relatively flat domestic net sales. Growth in sales of higher margin Allied Products also contributed to the overall increase in gross profit.

International gross profit decreased $3.5 million, or 15.2%, in the first half of fiscal year 2017 compared to the same period in fiscal year 2016, largely due to decreases in sales volume, partially offset by lower raw material costs.

Selling expenses. Selling expenses for the six months ended September 30, 2016 increased $3.6 million, or 8.3% over the prior year. The increase was primarily the result of increases in variable selling expenses, including an increase in bad debt expense of $2.8 million resulting from the deterioration of certain customer accounts and the investment in additional sales coverage. As a percentage of net sales, selling expenses increased to 6.6% in the first half of fiscal 2017 as compared to 6.0% in the prior year period.

General and administrative expenses. General and administrative expenses for the six months ended September 30, 2016 increased $11.4 million over the prior year. The increase was primarily due to an increase in expenses for audit, tax, legal and other professional fees related to the restatement of prior period financial statements as reflected in the Fiscal 2015 Form 10-K and the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement from $8.7 million for the six months ending September 30, 2015 to $15.0 million for the six months ended September 30, 2016. In addition, stock-based compensation expense increased from $2.2 million for the first half of fiscal 2016 to $5.9 million for first half of fiscal 2017. The increased staff levels and increased use of outside consultants in various corporate functions also contributed to the overall increase.

Loss on disposal of assets or businesses. There were no large or unusual disposals of assets or businesses.

Intangible amortization. Intangible amortization remained relatively flat.

Interest expense. While our average overall outstanding debt was down by $61.3 million, or 14.9%, for the six months ending September 30, 2016 compared to the average balance outstanding for the six months ending September 30, 2015 the impact of that on interest expense was more than offset by higher average capital lease obligations for the first half of fiscal 2017 compared to the first half of fiscal 2016, which resulted in relatively flat interest expense.

Derivative (gains) losses and other (income) expense, net. Derivative (gains) losses and other (income) expense, net improved from losses of $15.8 million for the six months ended September 30, 2015 to gains of $4.8 million for the six months ended September 30, 2016. During the six months ended September 30, 2016, we benefited from unrealized gains on swaps for propylene raw material of $6.6 million compared to unrealized losses of $9.5 million in the comparable period last year. In addition, a $0.7 million decrease in hedging losses were recognized compared to the prior year period, primarily in connection with realized losses on propylene material swaps. In addition, the six months ended September 30, 2015 included a loss of $0.5 million recognized for the fair value remeasurement of the Company’s original investment in BaySaver at the time the Company acquired a controlling interest in July 2015, whereas there was no comparable amount in the current year period. The remainder of the change is primarily related to foreign exchange gains.

Income tax expense. For the six months ended September 30, 2016 and 2015, the Company had effective tax rates of 39.8% and 31.3%, respectively. The current year rate is higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates. For the six months ended September 30, 2015, uncertain tax positions related to foreign jurisdictions were released due to the lapse of statute of limitations.

Equity in net loss of unconsolidated affiliates. Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations as well as our proportional share of BaySaver earnings up until the July 17, 2015 step acquisition. Our proportional share of BaySaver earnings was $0.3 million for the six months ended September 30, 2015, whereas there was no comparable amount in the six months ended September 30, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased from $4.7 million for the six months ended September 30, 2015 to $1.7 million for the six months ended September 30, 2016. The change is primarily attributable to a decrease in the profitability of ADS-Mexicana.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$24,281	$15,928	$43,702	$28,710
Depreciation and amortization	18,010	17,367	36,036	34,751
Interest expense	4,546	4,947	9,330	9,233
Income tax expense	15,348	5,187	29,542	13,066

EBITDA	62,185	43,429	118,610	85,760
Derivative fair value adjustments	(4,153)	5,773	(9,060)	9,534
Foreign currency transaction (gains) losses	685	(151)	(1,077)	166
Loss on disposal of assets or businesses	737	295	939	1,161
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	802	769	1,580	1,638
Contingent consideration remeasurement	33	45	57	100
Stock-based compensation expense (benefit)	(2,908)	1,170	6,112	2,212
ESOP deferred stock-based compensation	2,368	3,125	5,105	6,250
Expense related to executive termination payments	79	82	158	164
Loss related to BaySaver acquisition	—	490	—	490
Restatement-related costs(b)	5,773	8,710	14,985	8,710

Adjusted EBITDA	$65,601	$63,737	$137,409	$116,185

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements as reflected in the Fiscal 2015 Form 10-K and the preparation of our fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net sales	$360,785	$383,329	$718,361	$732,453
Net sales associated with our unconsolidated affiliates
South American Joint Venture	10,881	13,492	22,246	27,769
BaySaver joint venture(a)	—	485	—	3,611
Tigre-ADS USA joint venture	4,975	4,031	10,174	8,637

System-Wide Net Sales	$376,641	$401,337	$750,781	$772,470

(a)	As of July 17, 2015, we increased our ownership in BaySaver to 65% and have consolidated BaySaver since that date. As such Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.

Adjusted Earnings Per Fully Converted Share (Non-GAAP). Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a non-GAAP, supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a key metric used by management and our board of directors to assess our financial performance as if all shares held by the ESOP were to be converted to common shares. This information is useful to investors as the preferred shares held by the ESOP are required to be distributed to our employees over time, which is done in the form of common stock after the conversion of the preferred shares. As such, this measure is included in this report because it provides the investors with information to understand the impact on the financial statements once all preferred shares are converted and distributed. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. We calculate Adjusted Earnings Per Fully Converted Share (Non-GAAP) by adjusting Net income per share—Basic, Net income available to common stockholders – Basic, and Weighted average common shares outstanding – Basic amounts for the conversion of all shares of Redeemable convertible preferred stock into ADS common stock at the conversion ratio of one share of redeemable convertible preferred stock for every 0.7692 share of common stock as of the beginning of each period presented.

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

The following table presents a reconciliation of Adjusted Net Income (Non-GAAP), Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP) and Adjusted Earnings Per Fully Converted Share (Non-GAAP) to Net income available to common stockholders - Basic, Weighted average common shares outstanding – Basic and Net income per share - Basic, the most comparable GAAP measures, respectively, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders - Basic	$20,875	$10,741	$36,808	$21,089
Adjustments to Net income available to common stockholders - Basic:
Accretion of Redeemable noncontrolling interest in subsidiaries	380	257	742	257
Dividends to Redeemable convertible preferred stockholders	415	362	840	733
Dividends paid to unvested restricted stockholders	24	6	54	12
Undistributed income allocated to participating securities	2,040	980	3,563	1,949

Net income attributable to ADS	23,734	12,346	42,007	24,040
Fair value of ESOP compensation related to Redeemable convertible preferred stock	2,368	3,125	5,105	6,250

Adjusted Net Income (Non-GAAP)	$26,102	$15,471	$47,110	$30,290

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding – Basic	54,429	53,882	54,250	53,753
Adjustments to Weighted average common shares outstanding - Basic:
Unvested restricted shares	56	117	67	132
Redeemable convertible preferred shares	18,901	19,504	18,983	19,598

Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	73,386	73,503	73,300	73,483

Net income per share - Basic	$0.38	$0.20	$0.68	$0.39
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.36	$0.21	$0.64	$0.41

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

	Six Months Ended September 30,
	2016	2015
	(in thousands)
Cash flow from operating activities	$45,576	$16,924
Capital expenditures	(23,796)	(21,534)

Free Cash Flow	$21,780	$(4,610)

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

As of September 30, 2016, we had $3.3 million in cash that was held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction.

Working Capital and Cash Flows

During the six months ended September 30, 2016, our source of funds was primarily driven by operating earnings and seasonal borrowings on our Revolving Credit Facility. During the six months ended September 30, 2015, our source of funds was primarily driven by operating earnings, seasonal borrowings on our Revolving Credit facility, and proceeds from notes, mortgages and other debt. For both the periods ended September 30, 2016 and 2015, our use of cash was primarily driven by seasonal increases in accounts receivable and capital expenditures, as well as payments on Senior Notes for the six months ended September 30, 2016.

As of September 30, 2016, we had $132.2 million in liquidity, including $8.8 million of cash and $123.4 million in borrowings available under our Revolving Credit Facility, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of September 30, 2016, we had total consolidated net indebtedness of approximately $420.2 million. This amount includes capital lease obligations and is net of cash.

Working Capital. Working capital increased to $215.3 million as of September 30, 2016, from $187.4 million as of March 31, 2016,

primarily due to the increases in account receivable of $28.4 million resulting from sales increases and a decrease of $7.2 million in inventory for planned sales increases. As disclosed in Note 1, the change in working capital is also impacted by the reduction of net current deferred tax assets from $11.7 million as of March 31, 2016 to $0 as of September 30, 2016 as all deferred tax assets and liabilities as of September 30, 2016 are now classified as non-current due to the adoption of an accounting standards update as described in Note 1. Background and Significant Accounting Policies.

Operating Cash Flows. Cash flows from operating activities for the six months ended September 30, 2016 was $45.6 million as compared with cash from operating activities of $16.9 million for the six months ended September 30, 2015. Cash flows from operating activities during the six months ended September 30, 2016 was impacted by higher net income as a result of lower resin costs and lower working capital levels, partially offset by higher restatement costs.

Investing Cash Flows. During the six months ended September 30, 2016 and 2015, cash used for investing activities was $24.4 million and $25.1 million, respectively, primarily due to capital expenditures in support of operations.

Financing Cash Flows. During the six months ended September 30, 2016, cash used for financing activities was $18.8 million, due to payments on our Senior Notes, Term Loan and capital lease obligations, partially offset by increased borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months. During the six months ended September 30, 2015, cash provided by financing activities was $7.7 million, utilizing borrowings on our Revolving Credit Facility to support our typical seasonal demand increase and proceeds from notes, mortgages, and other debt.

Capital Expenditures

Capital expenditures totaled $23.8 million and $21.5 million for the six months ended September 30, 2016 and September 30, 2015, respectively. Our capital expenditures for the six months ended September 30, 2016 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and capitalized software.

We currently anticipate that we will make capital expenditures of approximately $50 million to $55 million in fiscal year 2017. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2016, there were no material contractual obligations or commitments related to these planned capital expenditures.

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

As of September 30, 2016, the outstanding principal drawn on the Revolving Credit Facility was $191.0 million, with $123.4 million available to be drawn on the U.S. facility. As of September 30, 2016, the outstanding principal balance of the Term Loan was $77.5 million.

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

As of September 30, 2016, the outstanding balance on the Revolving Credit Facility was $2.7 million, which $9.3 million available to be drawn.

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

We have $25.0 million available for issuance of senior notes under the private shelf agreement. At September 30, 2016, the outstanding principal balance on these notes was $75.0 million.

October and December 2016 Consents Related to the Bank Term Loans and Senior Notes

In October 2016, the Company obtained consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to November 30, 2016 and our second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as reaffirmed the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

In December 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to January 31, 2017.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive financial covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times. The Fixed Charge Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash income taxes paid, by the sum of Fixed Charges. Fixed Charges include cash interest expense, scheduled principal payments on indebtedness, and ESOP capital distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A. We were in compliance with our debt covenants as of September 30, 2016, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

Off-Balance Sheet Arrangements

Excluding the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 4. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of September 30, 2016, our South American Joint Venture had approximately $17.1 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan

Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.6 million based on our borrowings as of September 30, 2016. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.0 million per year.

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

We began a diesel hedging program in 2008 which is executed through several financial swaps covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges cover the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers. Our objective is to hedge approximately 50% of our overall annual fuel consumption.

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

As previously disclosed in our Fiscal 2016 Form 10-K/A, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2016. See “Item 9A — Controls and Procedures” in our Fiscal 2016 Form 10-K/A. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2016 Form 10-K/A were still present as of September 30, 2016 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2016, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2016 Form 10-K/A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 20, 2017

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