Form 10-Q
period 2016-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-02-09
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 31, 2017, the registrant had 55,113,227 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of January 31, 2017, 54,313 shares of unvested restricted common stock were outstanding and 24,307,856 shares of ESOP, preferred stock, convertible into 18,697,803 shares of common stock, were outstanding. As of January 31, 2017, 73,865,143 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$12,097	$6,555
Receivables (less allowance for doubtful accounts of $9,663 and $7,956, respectively)	154,576	186,883
Inventories	222,631	230,466
Deferred income taxes and other current assets	5,482	15,658

Total current assets	394,786	439,562
Property, plant and equipment, net	393,480	391,744
Other assets:
Goodwill	100,441	100,885
Intangible assets, net	53,457	59,869
Other assets	45,002	45,256

Total assets	$987,166	$1,037,316

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$36,717	$35,870
Current maturities of capital lease obligations	20,367	19,231
Accounts payable	71,362	119,606
Current portion of liability-classified stock-based awards	11,104	10,118
Other accrued liabilities	56,720	65,099
Accrued income taxes	20,406	2,260

Total current liabilities	216,676	252,184
Long-term debt obligation (less unamortized debt issuance costs of $2,076 and $3,131, respectively)	269,388	312,214
Long-term capital lease obligations	55,601	56,809
Deferred tax liabilities	52,159	63,952
Other liabilities	31,070	37,921

Total liabilities	624,894	723,080
Commitments and contingencies (see Note 7)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,308 and 24,819 shares outstanding, respectively	303,849	310,240
Deferred compensation – unearned ESOP shares	(200,180)	(205,664)
Redeemable noncontrolling interest in subsidiaries	8,968	7,171

Total mezzanine equity	112,637	111,747
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 55,114 and 54,437 shares outstanding, respectively	12,393	12,393
Paid-in capital	749,684	739,097
Common stock in treasury, at cost	(437,990)	(440,995)
Accumulated other comprehensive loss	(27,039)	(21,261)
Retained deficit	(61,729)	(101,778)

Total ADS stockholders’ equity	235,319	187,456
Noncontrolling interest in subsidiaries	14,316	15,033

Total stockholders’ equity	249,635	202,489

Total liabilities, mezzanine equity and stockholders’ equity	$987,166	$1,037,316

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$294,716	$312,827	$1,013,077	$1,045,280
Cost of goods sold	225,275	237,985	756,518	809,432

Gross profit	69,441	74,842	256,559	235,848
Operating expenses:
Selling	21,292	21,580	68,732	65,401
General and administrative	22,719	20,450	78,429	64,808
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,138	(603)	3,077	558
Intangible amortization	2,116	2,182	6,431	7,049

Income from operations	21,176	31,233	99,890	98,032
Other expense:
Interest expense	4,221	4,723	13,551	13,956
Derivative (gains) losses and other (income) expense, net	(772)	2,561	(5,543)	18,333

Income before income taxes	17,727	23,949	91,882	65,743
Income tax expense	5,986	10,090	35,528	23,156
Equity in net loss of unconsolidated affiliates	1,483	917	2,394	935

Net income	10,258	12,942	53,960	41,652
Less: net income (loss) attributable to noncontrolling interest	1,205	(189)	2,900	4,481

Net income attributable to ADS	9,053	13,131	51,060	37,171

Accretion of Redeemable noncontrolling interest	(399)	(329)	(1,141)	(586)
Dividends to Redeemable convertible preferred stockholders	(407)	(349)	(1,247)	(1,082)
Dividends paid to unvested restricted stockholders	(32)	(6)	(86)	(18)

Net income available to common stockholders and participating securities	8,215	12,447	48,586	35,485
Undistributed income allocated to participating securities	(503)	(1,016)	(4,066)	(2,965)

Net income available to common stockholders	$7,712	$11,431	$44,520	$32,520

Weighted average common shares outstanding:
Basic	54,557	54,133	54,354	53,880
Diluted	55,167	55,402	55,156	55,191
Net income per share:
Basic	$0.14	$0.21	$0.82	$0.60
Diluted	$0.14	$0.21	$0.81	$0.59
Cash dividends declared per share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months ended December 31,		Nine Months ended December 31,
	2016	2015	2016	2015
Net income	$10,258	$12,942	$53,960	$41,652
Currency translation	(3,571)	(2,788)	(8,739)	(13,258)

Comprehensive income	6,687	10,154	45,221	28,394
Less: other comprehensive loss attributable to noncontrolling interest, net of tax	(894)	(349)	(2,961)	(2,657)
Less: net income (loss) attributable to noncontrolling interest	1,205	(189)	2,900	4,481

Total comprehensive income attributable to ADS	$6,376	$10,692	$45,282	$26,570

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities	$116,631	$129,441

Cash Flows from Investing Activities
Capital expenditures	(36,504)	(31,474)
Purchases of property, plant and equipment through financing	(4,116)	—
Cash paid for acquisitions, net of cash acquired	—	(3,188)
Proceeds of note receivable to related party	—	3,854
Issuance of note receivable to related party	—	(3,854)
Other investing activities	(801)	(741)

Net cash used in investing activities	(41,421)	(35,403)

Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	315,400	322,700
Payments on Revolving Credit Facility	(329,400)	(378,300)
Payments on Term Loan	(7,500)	(6,250)
Payments on Senior Notes	(25,000)	—
Equipment financing	4,116	—
Proceeds from notes, mortgages and other debt	—	6,563
Payments of notes, mortgages and other debt	(650)	(7,183)
Payments on capital lease obligations	(16,373)	(14,906)
Cash dividends paid	(11,011)	(12,671)
Proceeds from exercise of stock options	2,687	848
Other financing activities	(1,339)	(617)

Net cash used in financing activities	(69,070)	(89,816)

Effect of exchange rate changes on cash	(598)	(1,433)

Net change in cash	5,542	2,789
Cash at beginning of period	6,555	3,623

Cash at end of period	$12,097	$6,412

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$4,155	$25,322
Cash paid for interest	13,277	13,937

Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	16,716	28,109

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumu- lated Other Compre- hensive Loss	Retained Deficit	Total ADS Stock- holders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non-controlling Interest in Subsidiaries	Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at April 1, 2015	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125	25,639	$320,490	16,990	$(212,469)	$—	$108,021

Net income	—	—	—	—	—	—	37,171	37,171	4,231	41,402	—	—	—	—	250	250
Other comprehensive loss	—	—	—	—	—	(10,601)	—	(10,601)	(2,657)	(13,258)	—	—	—	—	—	—

Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(967)	(967)	—	(967)	—	—	—	—	—	—
Common stock dividends ($0.15 per share)	—	—	—	—	—	—	(8,098)	(8,098)	—	(8,098)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,060	—	—	—	—	4,060	—	4,060	—	—	(425)	5,315	—	5,315
Exercise of common stock options	—	—	2,045	(77)	404	—	—	2,449	—	2,449	—	—	—	—	—	—
Restricted stock awards	—	—	416	(69)	309	—	—	725	—	725	—	—	—	—	—	—
ESOP distribution in common stock	—	—	6,720	(569)	2,530	—	—	9,250	—	9,250	(740)	(9,250)	—	—	—	(9,250)
Acquisition of Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,330	6,330
Accretion of Redeemable noncontrolling interest	—	—	(360)	—	—	—	—	(360)	—	(360)	—	—	—	—	586	586

Balance at December 31, 2015	153,560	$12,393	$736,376	99,323	$(441,822)	$(26,122)	$(86,484)	$194,341	$14,381	$208,722	24,899	$311,240	16,565	$(207,154)	$7,166	$111,252

Balance at April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747

Net income	—	—	—	—	—	—	51,060	51,060	2,244	53,304	—	—	—	—	656	656
Other comprehensive loss	—	—	—	—	—	(5,778)	—	(5,778)	(2,961)	(8,739)	—	—	—	—	—	—

Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,131)	(1,131)	—	(1,131)	—	—	—	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(9,880)	(9,880)	—	(9,880)	—	—	—	—	—	—

Allocation of ESOP shares to participants for compensation	—	—	1,944	—	—	—	—	1,944	—	1,944	—	—	(439)	5,484		5,484
Exercise of common stock options	—	—	4,554	(236)	1,048	—	—	5,602	—	5,602	—	—	—	—	—	—
Restricted stock awards	—	—	161	(47)	207	—	—	368	—	368	—	—	—	—	—	—
ESOP distribution in common stock	—	—	4,641	(394)	1,750	—	—	6,391	—	6,391	(511)	(6,391)	—	—		(6,391)
Accretion of Redeemable noncontrolling interest	—	—	(713)	—	—	—	—	(713)	—	(713)	—	—	—	—	1,141	1,141

Balance at December 31, 2016	153,560	$12,393	$749,684	98,446	$(437,990)	$(27,039)	$(61,729)	$235,319	$14,316	$249,635	24,308	$303,849	16,009	$(200,180)	$8,968	$112,637

See accompanying notes to condensed consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business- Advanced Drainage Systems, Inc. (collectively with its subsidiaries referred to as “ADS” or the “Company”), a Delaware Corporation, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. The broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products.

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

Basis of Presentation- The Company prepares its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2016 was derived from audited financial statements included in the Annual Report on Form 10-K/A for the year ended March 31, 2016 (“Fiscal 2016 Form 10-K/A”). The accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2016 and the results of operations and cash flows for the three and nine months ended December 31, 2016 and 2015. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, filed in our Fiscal 2016 Form 10-K/A.

Principles of Consolidation- The condensed consolidated financial statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net loss (income) of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Debt Issuance Costs- The Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”) relating to presentation of debt issuance costs during calendar year 2015. These updates require that debt issuance costs be presented as a direct deduction from recognized debt liabilities except for those relating to line of credit arrangements. The Company adopted the updates on April 1, 2016 on a retrospective basis. See Note 5. Debt for additional information about the impact of the adoption of the updates.

Deferred Tax Assets and Liabilities- In November 2015, the FASB issued an ASU which requires entities to classify all deferred tax assets and liabilities, as well as any related valuation allowance, as non-current, rather than separately record the current and non-current portions. The Company adopted this standard on April 1, 2016 on a prospective basis and prior periods have not been adjusted. The impact of the adoption of this standard was a reduction to the net current deferred tax assets balance included in Deferred income taxes and other current assets on the Condensed Consolidated Balance Sheets from $11.7 million as of March 31, 2016 to zero as of December 31, 2016, with all deferred tax assets and liabilities as of December 31, 2016 now being classified as non-current. The update had no effect on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

Consolidation- In February 2015, the FASB issued an accounting standards update to make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The Company adopted this standard effective April 1, 2016. The update has had no effect on the Company’s condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Definition of a Business-. In January 2017, the FASB issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard effective April 1, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2016 Form 10-K/A that have significance, or potential significance, to the condensed consolidated financial statements.

2.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	December 31, 2016	March 31, 2016
	(In thousands)
Raw materials	$49,032	$46,604
Finished goods	173,599	183,862

Total inventories	$222,631	$230,466

There were no work-in-process inventories as of the periods presented.

3.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements- The assets and liabilities carried at fair value as of the periods presented were as follows:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$412	$—	$412	$—

Total assets at fair value on a recurring basis	$412	$—	$412	$—

Liabilities:
Contingent consideration for acquisitions	$1,813	—	—	$1,813

Total liabilities at fair value on a recurring basis	$1,813	$—	$—	$1,813

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$11	$—	$11	$—

Total assets at fair value on a recurring basis	$11	$—	$11	$—

Liabilities:
Derivative liability - interest rate swaps	$252	$—	$252	$—
Derivative liability - diesel fuel contracts	2,615	—	2,615	—
Derivative liability - propylene swaps	8,027	—	8,027	—
Contingent consideration for acquisitions	2,858	—	—	2,858

Total liabilities at fair value on a recurring basis	$13,752	$—	$10,894	$2,858

For the nine months ended December 31, 2016 and 2015, respectively, there were no transfers in or out of Levels 1, 2 or 3.

Valuation of Contingent Consideration for Acquisitions- The fair values of the contingent consideration payables for acquisitions were calculated based on a discounted cash flow model, whereby the probability-weighted future payment value is discounted to the present value using a market discount rate. The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the periods presented were as follows:

	Three Months ended December 31,		Nine Months ended December 31,
	2016	2015	2016	2015
Balance at the beginning of the period	$1,997	$2,869	$2,858	$2,444
Acquisition	—	—	—	750
Change in fair value	(15)	14	42	114
Payments of contingent consideration liability	(169)	(157)	(1,087)	(582)

Balance at the end of the period	$1,813	$2,726	$1,813	$2,726

Nonrecurring Fair Value Measurements

In the third quarter of fiscal 2017, the Company shortened the remaining useful life of certain assets related to two manufacturing facilities resulting in accelerated depreciation expense of less than $2 million. The accelerated depreciation was included in Loss (gain) on disposal of assets and costs from exit and disposal activities. One facility closed in the third quarter of fiscal 2017, and ADS reduced production at the other facility in the fourth quarter of fiscal 2017. A third facility, which is part of the Company’s South American Joint Venture, is also planning on reduced production.

4.	RELATED PARTY TRANSACTIONS

ADS Mexicana- ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and nine months ended December 31, 2016 and 2015, ADS Mexicana compensated certain current and former shareholders of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement. These cash payments were $0.1 million or less in the three and nine month periods ended December 31, 2016, and $0.1 million and $0.2 million in the three and nine months periods ended December 31, 2015.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with related parties. There were no such sales in either the three and nine months ended December 31, 2016 or 2015. However, outstanding receivables related to such sales from prior periods were $0.3 million as of both December 31, 2016 and March 31, 2016.

In April 2015, ADS Mexicana borrowed $3.0 million under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS. The loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3.9 million under the Scotia Bank credit facility and loaned it to an entity owned by a Grupo Altima shareholder, and such loan was repaid in July 2015. The applicable interest rates for the loans were 2.15% and 4.81%, respectively. ADS does not guarantee the borrowings from this facility, and therefore does not anticipate any required contributions related to the balance of this credit facility.

The Company is the guarantor of 100% of a second credit facility for ADS Mexicana, and the Company’s maximum potential payment under this guarantee is $12.0 million. There were no borrowings outstanding under this facility as of December 31, 2016 or March 31, 2016.

South American Joint Venture- The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee totals $11.0 million as of December 31, 2016. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $19 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on July 31, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. As of December 31, 2016 and March 31, 2016, the outstanding principal balances of the credit facility including letters of credit were $16.0 million and $16.7 million, respectively. The weighted average interest rate as of December 31, 2016 was 6.9% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of an office and plant location used to conduct business and operating expenses related to these leased facilities. In addition, the South American Joint Venture has entered into agreements for pipe sales with ADS and its other related parties, which totaled $0.2 million and $0.7 million for the three and nine months ended December 31, 2016, respectively, and $0.2 million and $1.1 million for the three and nine months ended December 31, 2015, respectively.

In December 2016, a fire destroyed approximately $1.1 million of finished goods inventory at one of the facilities of the Company’s South American Joint Venture. The Company’s portion of the inventory loss was recorded in Equity in net loss of unconsolidated affiliates. While the Company expects that the loss is recoverable through insurance proceeds, the amount of the recovery is not currently determinable. Once the amount of recovery is determinable, the Company’s portion will be recorded in Equity in net loss of unconsolidated affiliates.

BaySaver- BaySaver Technologies LLC (“BaySaver”) is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding stock of BaySaver and consolidates its interest in BaySaver. Prior to July 17, 2015, the Company accounted for Baysaver as an equity method investment.

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

	December 31, 2016	March 31, 2016
	(In thousands)
Bank Term Loans
Revolving Credit Facility — ADS	$152,000	$166,000
Revolving Credit Facility — ADS Mexicana	—	—
Term Note	75,000	82,500
Senior Notes payable	75,000	100,000
Industrial revenue bonds	2,065	2,715
ADS Mexicana Scotia bank revolving credit facility	—	—
Equipment financing	4,116	—

Total	308,181	351,215
Unamortized debt issuance costs	(2,076)	(3,131)
Current maturities	(36,717)	(35,870)

Long-term debt obligation	$269,388	$312,214

Master Loan and Security Agreement- In June 2016, ADS signed a Master Loan and Security Agreement for Equipment Financing in the U.S. and Canada for an aggregate amount of up to $4.5 million. During fiscal 2017, the Company issued $4.1 million of Equipment Notes with an average fixed interest rate at 2.68%. Each Equipment Note amortizes the principal over five years and is payable monthly.

Events Related to the Bank Term Loans and Senior Notes-In October 2016, the Company obtained consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to November 30, 2016 and our second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as reaffirmed the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

In December 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to January 31, 2017.

Event Related to the ADS Mexicana Revolving Credit Facility- During the period from November 3, 2014 to November 11, 2015, our joint venture, ADS Mexicana, made intercompany revolving loans to ADS, Inc. The maximum aggregate amount of the intercompany loans outstanding at any time was $6.9 million. Since November 11, 2015, there have been no other intercompany loans made, and no balance remains outstanding.

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

6.	DERIVATIVE TRANSACTIONS

Derivatives- The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price and foreign currency exchange rate fluctuations. For interest rate swaps, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and foreign exchange forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative (gains) losses and other (income) expense, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative (gains) losses and other (income) expense, net.

The Company recorded losses and (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well and losses and (gains) on the settlement of derivative contracts as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Propylene swaps	$(1,380)	$(2,148)	$(8,027)	$7,411
Diesel fuel option collars	(857)	708	(3,018)	798
Interest rate swaps	0	(344)	(252)	(459)

Total unrealized mark-to-market (gains) losses	$(2,237)	$(1,784)	$(11,297)	$7,750

Propylene swaps	1,988	3,042	6,671	8,443
Diesel fuel option collars	543	1,043	1,928	2,145
Foreign exchange forward contracts	—	105	—	67

Total realized losses	$2,531	$4,190	$8,599	$10,655

ADS settled its propylene swaps in December 2016. A summary of the fair value of derivatives is included in Note 3. Fair Value Measurements.

Other Non-Operating Income- In addition to the above amounts, Derivative (gains) losses and other (income) expense, net in the Condensed Consolidated Statements of Operations also includes other non-operating income of $1.1 million and $2.8 million for the three and nine month period ended December 31, 2016, and $0.2 million and expense of less than $0.1 million for the three and nine month period ended December 31, 2015, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments- The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts occur in the ordinary course of business. ADS had no outstanding purchase commitments for resin as of December 31, 2016.

Litigation and Other Proceedings- On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York, naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs seek an unspecified amount of monetary damages on behalf of the putative class and an award of costs and expenses, including counsel fees and expert fees. The Company believes that it has valid and meritorious defenses and will vigorously defend against these allegations, but litigation is subject to many uncertainties and the outcome of this matter is not predictable with assurance. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but they could be material.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the nine months ended December 31, 2016 and 2015, the Company utilized an effective tax rate of 38.7% and 35.2%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate of 35% due to state and local taxes and non-deductible expenses, offset by foreign income taxed at lower rates. For the nine months ended December 31, 2015, uncertain tax positions related to foreign jurisdictions were released due to the lapse of statute of limitations.

9.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock option are re-measured at fair value at each reporting date until the date of settlement, and the pro-rata vested portion of the award is recognized as a liability. The Company accounts for all restricted stock granted to directors as equity-classified awards. The Company recognized stock-based compensation expense (benefit) in the following line items of the Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Component of income before income taxes:
Cost of goods sold	$(40)	$(200)	$(40)	$(200)
Selling expenses	(70)	(300)	130	(300)
General and administrative expenses	(3,303)	(4,706)	2,609	(2,494)

Total stock-based compensation expense	$(3,413)	$(5,206)	$2,699	$(2,994)

When stock options are exercised, the liability is reclassified to additional paid in capital at fair value. The proceeds from the exercise are also recorded as additional paid in capital.

Stock Options- Our 2000 stock option plan (“2000 Plan”) provides for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provides for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance.

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

We estimate the fair value of stock options using the Black-Scholes option-pricing model, with assumptions as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Common stock price	$18.70 - $23.58	$22.39 - $32.31	$18.70 - $28.17	$22.39 - $32.37
Expected stock price volatility	27.9% - 35.6%	29.6% - 38.8%	27.9% - 35.6%	29.6% - 38.8%
Risk-free interest rate	0.0% - 2.1%	<0.1% - 2.2%	0.0% - 2.1%	<0.1% - 2.2%
Weighted-average expected option life (years)	0.1 – 5.4	0.1 – 6.4	0.1 – 5.4	0.1 – 6.4
Dividend yield	1.2%	0.8%	1.2%	0.8%

10.	NET INCOME PER SHARE

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2016	2015	2016	2015
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$9,053	$13,131	$51,060	$37,171
Adjustments for:
Accretion of Redeemable noncontrolling interest	(399)	(329)	(1,141)	(586)
Dividends to Redeemable convertible preferred stockholders	(407)	(349)	(1,247)	(1,082)
Dividends paid to unvested restricted stockholders	(32)	(6)	(86)	(18)

Net income available to common stockholders and participating securities	8,215	12,447	48,586	35,485
Undistributed income allocated to participating securities	(503)	(1,016)	(4,066)	(2,965)

Net income available to common stockholders – Basic	$7,712	$11,431	$44,520	$32,520

Weighted average number of common shares outstanding – Basic	54,557	54,133	54,354	53,880
Net income per common share – Basic	$0.14	$0.21	$0.82	$0.60

NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$7,712	$11,431	$44,520	$32,520

Weighted average number of common shares outstanding – Basic	54,557	54,133	54,354	53,880
Assumed exercise of stock options	610	1,269	802	1,311

Weighted average number of common shares outstanding – Diluted	55,167	55,402	55,156	55,191

Net income per common share – Diluted	$0.14	$0.21	$0.81	$0.59
Potentially dilutive securities excluded as anti-dilutive	6,134	6,229	6,282	6,467

11.	BUSINESS SEGMENTS INFORMATION

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Domestic
Pipe	$182,061	$196,162	$627,397	$654,987
Allied Products	72,251	70,588	251,451	237,228

Total domestic	254,312	266,750	878,848	892,215

International
Pipe	32,550	34,451	105,832	121,368
Allied Products	7,854	11,626	28,397	31,697

Total international	40,404	46,077	134,229	153,065

Total Net sales	$294,716	$312,827	$1,013,077	$1,045,280

The following sets forth certain additional financial information attributable to our reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended December 31, 2016
Net sales	$254,312	$40,404	$294,716
Gross profit	60,526	8,915	69,441
Segment Adjusted EBITDA	37,040	6,354	43,394
Interest expense	4,127	94	4,221
Income tax expense	5,342	644	5,986
Depreciation and amortization	15,911	2,118	18,029
Equity in net loss of unconsolidated affiliates	348	1,135	1,483
Capital expenditures	9,829	2,879	12,708

For the three months ended December 31, 2015
Net sales	$266,750	$46,077	$312,827
Gross profit	66,503	8,339	74,842
Segment Adjusted EBITDA	44,458	5,058	49,516
Interest expense	4,606	117	4,723
Income tax expense	7,196	2,894	10,090
Depreciation and amortization	15,221	2,081	17,302
Equity in net loss of unconsolidated affiliates	99	818	917
Capital expenditures	7,613	2,327	9,940

	Domestic	International	Total
For the nine months ended December 31, 2016
Net sales	$878,848	$134,229	$1,013,077
Gross profit	227,988	28,571	256,559
Segment Adjusted EBITDA	158,794	22,009	180,803
Interest expense	13,236	315	13,551
Income tax expense	31,319	4,209	35,528
Depreciation and amortization	47,418	6,647	54,065
Equity in net loss of unconsolidated affiliates	375	2,019	2,394
Capital expenditures	31,820	4,684	36,504

For the nine months ended December 31, 2015
Net sales	$892,215	$153,065	$1,045,280
Gross profit	204,323	31,525	235,848
Segment Adjusted EBITDA	140,865	24,836	165,701
Interest expense	13,544	412	13,956
Income tax expense	20,725	2,431	23,156
Depreciation and amortization	45,626	6,427	52,053
Equity in net (income) loss of unconsolidated affiliates	(224)	1,159	935
Capital expenditures	25,425	6,049	31,474

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	Domestic	International	Eliminations	Total
	(In thousands)
As of December 31, 2016
Investment in unconsolidated affiliates	$2,558	$8,250	$—	$10,808
Total identifiable assets	865,265	138,580	(16,679)	987,166

As of March 31, 2016
Investment in unconsolidated affiliates	$2,932	$10,256	$—	$13,188
Total identifiable assets	949,286	147,814	(59,784)	1,037,316

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	Three Months Ended December 31,
	2016		2015
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income (loss)	$7,233	$3,025	$13,846	$(904)
Depreciation and amortization	15,911	2,118	15,221	2,081
Interest expense	4,127	94	4,606	117
Income tax expense	5,342	644	7,196	2,894

Segment EBITDA	32,613	5,881	40,869	4,188
Derivative fair value adjustments	(2,237)	—	(1,733)	(51)
Foreign currency transaction (gains) losses	—	(601)	—	569
Loss (gain) on disposal of assets and costs from exit and disposal activities	1,258	880	(546)	(57)
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	275	194	223	409
Contingent consideration remeasurement	(15)	—	14	—
Stock-based compensation benefit	(3,413)	—	(5,206)	—
ESOP deferred compensation	2,323	—	3,125	—
(Benefit) expense related to executive termination payments	(170)	—	94	—
Restatement-related costs(b)	6,406	—	7,618	—

Segment Adjusted EBITDA	$37,040	$6,354	$44,458	$5,058

	Nine Months Ended December 31,
	2016		2015
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$43,704	$10,256	$28,067	$13,585
Depreciation and amortization	47,418	6,647	45,626	6,427
Interest expense	13,236	315	13,544	412
Income tax expense	31,319	4,209	20,725	2,431

Segment EBITDA	135,677	21,427	107,962	22,855
Derivative fair value adjustments	(11,297)	—	7,768	(18)
Foreign currency transaction (gains) losses	—	(1,678)	—	735
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,040	1,037	795	(237)
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	826	1,223	769	1,501
Contingent consideration remeasurement	42	—	114	—
Stock-based compensation expense (benefit)	2,699	—	(2,994)	—
ESOP deferred compensation	7,428	—	9,375	—
(Benefit) expense related to executive termination payments	(12)	—	258	—
Loss related to BaySaver acquisition	—	—	490	—
Restatement-related costs(b)	21,391	—	16,328	—

Segment Adjusted EBITDA	$158,794	$22,009	$140,865	$24,836

(a)	Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to the BaySaver Joint Venture prior to the step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of prior period financial statements as reflected in the Annual Report on Form 10-K for the year ended March 31, 2015 (“Fiscal 2015 Form 10-K”), the preparation of fiscal year 2016 Forms 10-Q and 10-K that were delayed due to the restatement. Restatement expense also includes the subsequent restatement of the fiscal 2016 Forms 10-Q and 10-K.

12.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the fourth quarter of fiscal 2017, the Company declared a quarterly cash dividend of $0.06 per share of common stock. The dividend is payable on March 15, 2017 to stockholders of record at the close of business on March 1, 2017.

Commitments and Contingencies- The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts range from 1 to 12 months and occur in the ordinary course of business. In January 2017, ADS agreed to purchase resin during calendar year 2017 at a fixed purchase cost of $39.5 million.

Loan Repayment- The Company has life insurance on key senior management executives and has historically borrowed against the cash surrender value. In January 2017, the Company repaid these loans and interest of $7.1 million, which were included in other liabilities.

Acquisition of a Business- On February 6, 2017, ADS acquired Plastic Tubing Industries (“PTI”), a manufacturer of HDPE pipe and related accessories for cash $9.5 million. With the acquisition, ADS will increase its manufacturing footprint in Georgia and Texas, while adding production capacity to the existing ADS manufacturing facilities in Florida, to better serve growing demand in the region.

Stock-based Compensation- On February 8, 2017, the Company granted stock options and restricted stock with a grant date fair value of approximately $10 million for its fiscal 2017 annual grant to employees and non-employee directors. These awards will be accounted for as equity-classified awards.

Share Repurchase Program- On February 8, 2017, the Board of Directors authorized the Company to repurchase up to $50 million of Common Shares. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its Common Shares under the program.

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

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe products have been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever expanding range of end markets. This has allowed us to consistently gain share and achieve above-market growth throughout economic cycles. We expect to continue to drive conversion to our products from traditional materials as contractors, civil design engineers and municipal agencies increasingly acknowledge the superior physical attributes and compelling value proposition of our thermoplastic products. In addition, we believe that overall demand for our products will benefit as the regulatory environment continues to evolve.

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

Results of Operations

Three Months Ended December 31, 2016 Compared With Three Months Ended December 31, 2015

The following table summarizes our operating results as a percentage of net sales that have been derived from our condensed consolidated financial statements for the three months ended December 31, 2016 and 2015. We believe this presentation is useful to investors in comparing historical results.

	Three Months ended December 31,
	2016	2015
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.4%	76.1%

Gross profit	23.6%	23.9%
Selling expenses	7.2%	6.9%
General and administrative expenses	7.7%	6.5%
Loss (gain) on disposal of assets and costs from exit and disposal activities	0.7%	(0.2%)
Intangible amortization	0.7%	0.7%

Income from operations	7.2%	10.0%
Interest expense	1.4%	1.5%
Derivative (gains) losses and other (income) expense, net	(0.3%)	0.8%

Income before income taxes	6.0%	7.7%
Income tax expense	2.0%	3.2%
Equity in net loss of unconsolidated affiliates	0.5%	0.3%

Net income	3.5%	4.2%
Less: net income (loss) attributable to noncontrolling interest	0.4%	(0.1%)

Net income attributable to ADS	3.1%	4.3%

Net sales. Net sales were $294.7 million in the three months ended December 31, 2016, decreasing $18.1 million, or 5.8%, over the comparable period in fiscal year 2016.

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$182,061	$196,162	$(14,101)	(7.2%)
Allied Products	72,251	70,588	1,663	2.4%

Total domestic	254,312	266,750	(12,438)	(4.7%)

International
Pipe	32,550	34,451	(1,901)	(5.5%)
Allied Products	7,854	11,626	(3,772)	(32.4%)

Total international	40,404	46,077	(5,673)	(12.3%)

Total net sales	$294,716	$312,827	$(18,111)	(5.8%)

Domestic net sales decreased $12.4 million, or 4.7%, in the three months ended December 31, 2016, over the comparable period in the previous fiscal year. Our domestic pipe sales decreased by $14.1 million, or 7.2%, which was a result of both pipe volume decreases of $9.4 million and price decreases of $4.6 million. The agriculture market has experienced continued sales decreases. Allied product sales increased $1.7 million, or 2.4%.

International net sales decreased $5.7 million, or 12.3%, in the three months ended December 31, 2016 over the comparable period in the previous fiscal year. The decrease was primarily attributable to pipe volume decreases of $2.6 million, partially offset by price increases of $1.4 million in our international markets and a decrease in Allied products sales of $3.8 million.

Cost of goods sold and Gross profit. Cost of goods sold decreased by $12.7 million, or 5.3%, and gross profit decreased by $5.4 million, or 7.2%, in the three months ended December 31, 2016 over the comparable period in the previous fiscal year.

	Three Months Ended December 31,
	2016	2015	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$60,526	$66,503	$(5,977)	(9.0%)
International	8,915	8,339	576	6.9%

Total gross profit	$69,441	$74,842	$(5,401)	(7.2%)

The decrease in domestic gross profit of $6.0 million, or 9.0%, was impacted by the decrease in domestic net sales of 4.7% and higher transportation and manufacturing costs, partially offset by lower raw material costs compared to the comparable fiscal year 2016 period.

International gross profit increased $0.6 million, or 6.9%, in the third quarter of fiscal year 2017 compared to the same period in fiscal year 2016, largely due to the impact of lower raw material costs more than offset the impact of the decrease in international net sales of 12.3% over the comparable fiscal year 2016 period.

Selling expenses. As a percentage of net sales, selling expenses were 7.2% in the third quarter of fiscal 2017 as compared to 6.9% in the prior year. Selling expenses were essentially flat.

General and administrative expenses. General and administrative expenses for the three months ended December 31, 2016 increased $2.3 million from the prior year period. Restatement-related costs decreased $1.2 million was offset by increased staff levels, increased use of outside consultants in various corporate functions and a decrease in the benefit from stock-based compensation of $1.4 million.

Loss (gain) on disposal of assets and costs from exit and disposal activities. In the third quarter of fiscal 2017, the Company shortened the remaining useful life of certain assets related to two manufacturing facilities resulting in accelerated depreciation expense of less than $2 million. One facility closed in the third quarter of fiscal 2017, and ADS committed to a plan to reduce production at the other facility in the third quarter of fiscal 2017.

Intangible amortization. Intangible amortization remained relatively flat.

Interest expense. Our average overall outstanding debt was down by $51.6 million, or 13.5%, for the quarter ended December 31, 2016 compared to the average balance outstanding for the quarter ended December 31, 2015. The impact of lower debt outstanding on interest expense was partially offset by higher average capital lease obligations for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015, which resulted in lower overall interest expense in the current year period.

Derivative (gains) losses and other (income) expense, net. Derivative (gains) losses and other (income) expense, net improved from losses of $2.6 million for the three months ended December 31, 2015 to gains of $0.8 million for the three months ended December 31, 2016. During the quarter ended December 31, 2016, we benefited from unrealized gains on fuel option derivatives of $0.9 million compared to unrealized losses of $0.7 million in the comparable period last year. In addition, a $1.1 million decrease in realized hedging losses was recognized compared to the prior year, primarily in connection with realized losses on propylene material swaps.

Income tax expense. For the three months ended December 31, 2016 and 2015, the Company had effective tax rates of 33.8% and 42.1%, respectively. The decrease in the effective tax rate was due primarily to the timing of certain discrete items.

Equity in net loss of unconsolidated affiliates. Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations. The net loss increased due to our portion of the loss of inventory due to a fire as discussed in Note 3. Fair Value Measurements.

Net income (loss) attributable to noncontrolling interest. Net income attributable to noncontrolling interest increased from a loss of $0.2 million for the three months ended December 31, 2015 to net income of $1.2 million for the three months ended December 31, 2016. The change is primarily attributable to improvement in the profitability of ADS-Mexicana.

Nine Months Ended December 31, 2016 Compared With Nine Months Ended December 31, 2015

The following table summarizes our operating results as a percentage of net sales that have been derived from our condensed consolidated financial statements for the nine months ended December 31, 2016 and 2015. We believe this presentation is useful to investors in comparing historical results.

	Nine Months ended December 31,
	2016	2015
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	74.7%	77.4%

Gross profit	25.3%	22.6%
Selling expenses	6.8%	6.3%
General and administrative expenses	7.7%	6.2%
Loss on disposal of assets and costs from exit and disposal activities	0.3%	0.1%
Intangible amortization	0.6%	0.7%

Income from operations	9.9%	9.4%
Interest expense	1.3%	1.3%
Derivative (gains) losses and other (income) expense, net	(0.5%)	1.8%

Income before income taxes	9.1%	6.3%
Income tax expense	3.5%	2.2%
Equity in net loss of unconsolidated affiliates	0.2%	0.1%

Net income	5.3%	4.0%
Less: net income attributable to noncontrolling interest	0.3%	0.4%

Net income attributable to ADS	5.0%	3.6%

Net sales. Net sales totaled $1,013.1 million in the nine months ended December 31, 2016, decreasing $32.2 million, or 3.1%, over the comparable period in fiscal year 2016.

	Nine Months Ended December 31,
	2016	2015	$Variance	% Variance
	(In thousands)
Domestic
Pipe	$627,397	$654,987	$(27,590)	(4.2%)
Allied Products	251,451	237,228	14,223	6.0%

Total domestic	878,848	892,215	(13,367)	(1.5%)

International
Pipe	105,832	121,368	(15,536)	(12.8%)
Allied Products	28,397	31,697	(3,330)	(10.4%)

Total international	134,229	153,065	(18,836)	(12.3%)

Total net sales	$1,013,077	$1,045,280	$(32,203)	(3.1%)

Domestic net sales decreased $13.4 million, or 1.5%, in the nine months ended December 31, 2016, over the comparable period in the previous fiscal year. Our domestic pipe sales decreased by $27.6 million, or 4.2%, which was primarily a result of net price decreases of $12.6 million and decreases of $14.9 million in net volume. The agriculture market has experienced continued sales decreases. Allied product sales increased $14.2 million, or 6.0%, which included the impact of the acquisition of BaySaver, as well as increased sales volume of products sold primarily into the non-residential and infrastructure end markets.

International net sales decreased $18.8 million, or 12.3%, in the nine months ended December 31, 2016 over the comparable period in the previous fiscal year. The decrease resulted from lower pipe volumes of $15.6 million offset by net price increases of $2.5 million in Mexico and Canada, along with a decrease of $2.5 million from a weaker Canadian dollar and Mexican Peso to U.S. Dollar exchange rate. There was also a decrease in Allied products sales.

Cost of goods sold and Gross profit. Cost of goods sold decreased by $52.9 million, or 6.5%, and gross profit increased by $20.7 million, or 8.8%, in the nine months ended December 31, 2016 over the comparable period in the previous fiscal year.

	Nine Months Ended December 31,
	2016	2015	$ Variance	% Variance
		(In thousands)
Gross Profit
Domestic	$227,988	$204,323	$23,665	11.6%
International	28,571	31,525	(2,954)	(9.4%)

Total gross profit	$256,559	$235,848	$20,711	8.8%

The increase in domestic gross profit of $23.7 million, or 11.6%, was primarily the result of lower raw material costs, partially offset by a decrease of sales. Growth in sales of higher margin Allied Products also contributed to the overall increase in gross profit.

International gross profit decreased $3.0 million, or 9.4%, for the nine months ended December 31, 2016 compared to the same period in fiscal year 2016, largely due to decreases in sales volume, partially offset by lower raw material costs.

Selling expenses. Selling expenses for the nine months ended December 31, 2016 increased $3.3 million, or 5.1% over the prior year. The increase was primarily the result of an increase in bad debt expense of $1.5 million resulting from the deterioration of certain customer accounts, as well as the investment in additional sales coverage. As a percentage of net sales, selling expenses increased to 6.8% for the nine months ended December 31, 2016 as compared to 6.3% in the prior year period.

General and administrative expenses. General and administrative expenses for the nine months ended December 31, 2016 increased $13.6 million over the prior year. The increase was primarily due to an increase in expenses for audit, tax, legal and other professional fees related to the restatement of prior period financial statements from $16.3 million for the nine months ended December 31, 2015 to $21.4 million for the nine months ended December 31, 2016. In addition, stock-based compensation expense increased from benefit of $2.5 million for fiscal 2016 to expense of $2.6 million for fiscal 2017. Additional increases were a result of increased staff levels and increased use of outside consultants in various corporate functions.

Loss (gain) on disposal of assets and costs from exit and disposal activities. In the third quarter of fiscal 2017, the Company shortened the remaining useful life of certain assets related to two manufacturing facilities resulting in accelerated depreciation expense of less than $2 million. One facility closed in the third quarter of fiscal 2017, and ADS committed to a plan to reduce production at the other facility in the third quarter of fiscal 2017.

Intangible amortization. Intangible amortization remained relatively flat.

Interest expense. Our average overall outstanding debt was down by $39.0 million, or 10.6%, for the nine months ended December 31, 2016 compared to the average balance outstanding for the nine months ended December 31, 2015. The impact of lower debt outstanding on interest expense was more than offset by higher average capital lease obligations for fiscal 2017 compared to fiscal 2016, which resulted in relatively flat interest expense.

Derivative (gains) losses and other (income) expense, net. Derivative (gains) losses and other (income) expense, net improved from losses of $18.3 million for the nine months ended December 31, 2015 to gains of $5.5 million for the nine months ended December 31, 2016. During the nine months ended December 31, 2016, we benefited from unrealized gains on swaps for propylene raw material of $8.0 million compared to unrealized losses of $7.4 million in the comparable period last year. In addition, a $3.8 million decrease in fuel hedging losses were recognized compared to the prior year period. In addition, the nine months ended December 31, 2015 included a loss of $0.5 million recognized for the fair value remeasurement of the Company’s original investment in BaySaver at the time the Company acquired a controlling interest in July 2015, whereas there was no comparable amount in the current year period. The remainder of the change is primarily related to foreign exchange gains.

Income tax expense. For the nine months ended December 31, 2016 and 2015, the Company had effective tax rates of 38.7% and 35.2%, respectively. The current year rate is higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates. For the nine months ended December 31, 2015, uncertain tax positions related to foreign jurisdictions were released due to the lapse of statute of limitations.

Equity in net loss of unconsolidated affiliates. Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations as well as our proportional share of BaySaver earnings up until the July 17, 2015 step acquisition. The net loss increased due to our portion of the loss of inventory due to a fire as discussed in Note 3. Fair Value Measurements. Our proportional share of BaySaver earnings was $0.3 million for the nine months ended December 31, 2015, whereas there was no comparable amount in the nine months ended December 31, 2016.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest decreased from $4.5 million for the nine months ended December 31, 2015 to $2.9 million for the nine months ended December 31, 2016. The change is primarily attributable to a decrease in the profitability of ADS-Mexicana.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Net income	$10,258	$12,942	$53,960	$41,652
Depreciation and amortization	18,029	17,302	54,065	52,053
Interest expense	4,221	4,723	13,551	13,956
Income tax expense	5,986	10,090	35,528	23,156

EBITDA	38,494	45,057	157,104	130,817
Derivative fair value adjustments	(2,237)	(1,784)	(11,297)	7,750
Foreign currency transaction (gains) losses	(601)	569	(1,678)	735
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,138	(603)	3,077	558
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	469	632	2,049	2,270
Contingent consideration remeasurement	(15)	14	42	114
Stock-based compensation (benefit) expense	(3,413)	(5,206)	2,699	(2,994)
ESOP deferred stock-based compensation	2,323	3,125	7,428	9,375
(Benefit) expense related to executive termination payments	(170)	94	(12)	258
Loss related to BaySaver acquisition	—	—	—	490
Restatement-related costs(b)	6,406	7,618	21,391	16,328

Adjusted EBITDA	$43,394	$49,516	$180,803	$165,701

(a)	Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver Joint Venture prior to our step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.
(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(In thousands)
Net sales	$294,716	$312,827	$1,013,077	$1,045,280
Net sales associated with our unconsolidated affiliates
South American Joint Venture	8,559	13,551	30,805	41,320
BaySaver joint venture(a)	—	—	—	3,611
Tigre-ADS USA joint venture	4,067	4,488	14,241	13,125

System-Wide Net Sales	$307,342	$330,866	$1,058,123	$1,103,336

(a)	As of July 17, 2015, we increased our ownership in BaySaver to 65% and have consolidated BaySaver since that date. As such Net Sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.

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

To effect this adjustment with respect to Net income available to common stockholders - Basic, we have (1) added back the accretion of Redeemable noncontrolling interest in subsidiaries, (2) added back the dividends to Redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) added back the amount allocated to participating securities under the two class earnings per share computation method, and (4) added back ESOP deferred compensation attributable to the shares of Redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable periods, which is a non-cash charge to earnings. We have also made adjustments to the Weighted average common shares outstanding – Basic to (1) assume share conversion of the outstanding shares of redeemable convertible preferred stock to common stock and (2) add shares of outstanding unvested restricted stock.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income available to common stockholders - Basic	$7,712	$11,431	$44,520	$32,520
Adjustments to Net income available to common stockholders - Basic:
Accretion of Redeemable noncontrolling interest in subsidiaries	399	329	1,141	586
Dividends to Redeemable convertible preferred stockholders	407	349	1,247	1,082
Dividends paid to unvested restricted stockholders	32	6	86	18
Undistributed income allocated to participating securities	503	1,016	4,066	2,965

Net income attributable to ADS	9,053	13,131	51,060	37,171
Fair value of ESOP compensation related to Redeemable convertible preferred stock	2,325	3,125	7,428	9,375

Adjusted Net Income (Non-GAAP)	$11,378	$16,256	$58,488	$46,546

Weighted average common shares outstanding – Basic	54,557	54,133	54,354	53,880
Adjustments to Weighted average common shares outstanding - Basic:
Unvested restricted shares	55	114	63	126
Redeemable convertible preferred shares	18,774	19,257	18,913	19,484

Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	73,386	73,504	73,330	73,490

Net income per share - Basic	$0.14	$0.21	$0.82	$0.60
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.16	$0.22	$0.80	$0.63

Free Cash Flow (Non-GAAP). Free Cash Flow is a non-GAAP financial measure used by management and the Company’s Board of Directors to assess the Company’s ability to generate cash. Management believes that Free Cash Flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures. Free Cash Flow does not include property, plant and equipment purchases completed through financing arrangements. Free Cash Flow should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of Free Cash Flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. The following table presents a reconciliation of Free Cash Flow to Cash flow from operating activities, the most comparable GAAP measure, for each of the periods indicated.

	Nine Months Ended December 31,
	2016	2015
	(in thousands)
Cash flow from operating activities	$116,631	$129,441
Capital expenditures	(36,504)	(31,474)

Free Cash Flow	$80,127	$97,967

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

As of December 31, 2016, we had $6.2 million in cash that was held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdictions.

Working Capital and Cash Flows

As of December 31, 2016, we had $199.5 million in liquidity, including $12.1 million of cash, $162.4 million in borrowings available under our Revolving Credit Facility and $25.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital. Working capital decreased to $178.1 million as of December 31, 2016, from $187.4 million as of March 31, 2016, primarily due to the decreases in account receivable of $32.3 million consistent with the seasonality of our business and a decrease of $7.8 million in inventory for planned sales, offset by a decrease of $38.5 million in accounts payable and other current liabilities. As disclosed in Note 1, the change in working capital is also impacted by the reduction of net current deferred tax assets from $11.7 million as of March 31, 2016 to $0 as of December 31, 2016 as all deferred tax assets and liabilities as of December 31, 2016 are now classified as non-current as result of the adoption of an accounting standard update.

Operating Cash Flows. Cash flows from operating activities for the nine months ended December 31, 2016 was $116.6 million as compared with cash from operating activities of $129.4 million for the nine months ended December 31, 2015. Cash flows from operating activities during the nine months ended December 31, 2016 was impacted by higher net income, offset by decreases in working capital as noted above.

Investing Cash Flows. During the nine months ended December 31, 2016 and 2015, cash used for investing activities was $41.4 million and $35.4 million, respectively, primarily due to capital expenditures in support of operations. Capital expenditures totaled $36.5 million and $31.5 million for the nine months ended December 31, 2016 and December 31, 2015, respectively. Our capital expenditures for the nine months ended December 31, 2016 were used primarily to support facility expansions, equipment replacements, various recycled resin initiatives and capitalized software.

Financing Cash Flows. During the nine months ended December 31, 2016, cash used for financing activities was $69.1 million, due to payments on our Senior Notes, Term loan and capital lease obligations, partially offset by decreased repayments on our Revolving Credit facility. During the nine months ended December 31, 2015, cash provided by financing activities was $89.8 million, due to repayments of our Revolving Credit, payments of capital lease obligations and proceeds from notes, mortgages and other debt.

Capital Expenditures

We currently anticipate that we will make capital expenditures of approximately $50 million to $55 million in fiscal year 2017. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2016,the Company expects to spend $20 million in the fourth quarter of fiscal 2017.

Financing Transactions

Bank Term Loans. On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our Fiscal 2016 Form 10-K/A.

As of December 31, 2016, the outstanding principal drawn on the Revolving Credit Facility was $152.0 million, with $162.4 million available to be drawn on the U.S. facility. As of December 31, 2016, the outstanding principal balance of the Term Loan was $75 million.

ADS Mexicana Revolving Credit Facility. On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. As of December 31, 2016, there was no outstanding balance on the Revolving Credit Facility and $12 million available to be drawn.

Senior Notes. On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million, which is more fully described in our Fiscal 2016 Form 10-K/A. We have $25 million available for issuance of senior notes under the private shelf agreement. At December 31, 2016, the outstanding principal balance on these notes was $75 million.

October and December 2016 Consents Related to the Bank Term Loans and Senior Notes. In October 2016, the Company obtained consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for filing of our first quarter fiscal 2017 quarterly financial information to November 30, 2016 and our second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as reaffirmed the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

In December 2016, the Company obtained additional consents from the lenders of the Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of our first quarter fiscal 2017 quarterly financial information to January 31, 2017.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times. The Fixed Charge Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash income taxes paid, by the sum of Fixed Charges. Fixed Charges include cash interest expense, scheduled principal payments on indebtedness, and ESOP capital distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2016 Form 10-K/A. We were in compliance with our debt covenants as of December 31, 2016, with the exception of the determination in December 2016 that certain intercompany loans between ADS Mexicana and ADS, Inc. had occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from its lenders.

Off-Balance Sheet Arrangements

Excluding the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 4. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of December 31, 2016, our South American Joint Venture had approximately $16.0 million of outstanding debt. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk. We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.2 million based on our borrowings as of December 31, 2016. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.0 million per year.

Credit Risk. Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies.

Raw Material and Commodity Price Risk. Our primary raw materials used in the production of our products are high density polyethylene and polypropylene resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in a timely and efficient manner contributes to the management of our overall risk and the potential impact on our results of operations.

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

We began a diesel hedging program in 2008, which is executed through several financial swaps covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges cover the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers. Our objective is to hedge approximately 50% of our overall annual fuel consumption.

Inflation Risk. Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, primarily high density polyethylene and polypropylene resins. Historically, we have generally been able, over time, to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies related to technological enhancements and improvements. However, we cannot reasonably estimate our ability to successfully recover any price increases.

Foreign Currency Exchange Rate Risk. We have operations in countries outside of the United States, all of which use the respective local foreign currency as their functional currency. Each of these operations may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we manufacture or distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, by natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

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

As previously disclosed in our Fiscal 2016 Form 10-K/A, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2016. See “Item 9A — Controls and Procedures” in our Fiscal 2016 Form 10-K/A. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2016 Form 10-K/A were still present as of December 31, 2016 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended December 31, 2016, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2016 Form 10-K/A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved from time to time in various legal proceedings that arise in the ordinary course of our business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable, and the amount can be reasonably estimated. In management’s opinion, none of these proceedings are material in relation to our consolidated operations, cash flows or financial position, and we have adequate accrued liabilities to cover our estimated probable loss exposure.

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

Date: February 9, 2017

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