Form 10-K
period 2017-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-05-30
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”  in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $1,049 million as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2016.

As of May 5, 2017, the registrant had 55,338,215 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of May 5, 2017, 276,725 shares of unvested restricted common stock were outstanding and 24,225,130 shares of ESOP preferred stock, convertible into 18,633,970 shares of common stock, were outstanding. As of May 5, 2017, 74,248,910 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 17, 2017.

ii

Advanced Drainage Systems, Inc.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our actual consolidated results of operations, financial condition, liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (including under the heading “Item 1A. Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things:

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

Advanced Drainage Systems, Inc.

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

Please read this Annual Report on Form 10-K completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements. All forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Advanced Drainage Systems, Inc.

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

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products. Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever expanding range of end markets, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve.

We believe the markets we serve in the United States represent approximately $11 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity. For fiscal 2017, we generated net sales of $1,257.3 million, net income of $35.9 million and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $193.4 million and, as of March 31, 2017, we had $350.4 million of total outstanding debt. For a reconciliation of Adjusted EBITDA to the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Item 6. Selected Financial and Operating Data.” We believe our extensive national footprint in the United States creates a cost and service advantage versus our HDPE pipe producing competitors, the largest of which has only 11 domestic HDPE pipe manufacturing plants and, according to the July 25, 2016 ranking by Plastics News of Pipe, Profile & Tubing Extruders, recently had estimated sales of $140 million, or approximately nine times less than our net sales in fiscal 2017.

Advanced Drainage Systems, Inc.

As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.

Fiscal Year 2017 Revenue

RECENT DEVELOPMENTS

In February 2017, we acquired the assets of Plastic Tubing Industries (“PTI”), a manufacturer of HDPE pipe and related accessories, in an all cash transaction for $9.5 million. At the time of acquisition, $8.5 million was paid in cash; the remaining $1.0 million will be paid on August 6, 2018. With the acquisition, we will increase our manufacturing footprint in Georgia and Texas, while adding production capacity to existing manufacturing facilities in Florida, to better serve growing demand in the region.

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 21. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

OUR MANUFACTURING AND DISTRIBUTION PLATFORM

We have a leading domestic and international manufacturing and distribution infrastructure, serving customers in all 50 U.S. states as well as approximately 80 other countries through 60 manufacturing plants and 34 distribution centers, including 7 manufacturing plants and 6 distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products in 17 different diameters ranging from 2” to 60” using a continuous extrusion process, where molten polyethylene or polypropylene is pushed through a die into a moving series of corrugated U-shaped molds. Blown air and vacuum are used to form the corrugations of the pipe which is pulled through a corrugator and then cut to length. We utilize customized and proprietary production equipment, which we believe is faster and more cost efficient than other pipe making equipment generally available in the market.

Domestically, we are capable of producing more than one billion pounds of pipe annually on a standard five-day per week schedule. Additional capacity is in place to support seasonal production needs and growth in our N-12 pipe sales volume requiring minimal additional capital for molds. Our normal production capacity utilization as a percentage of total capacity was 67%, 70% and 68% for fiscal 2017, 2016 and 2015, respectively. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally-coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint in place, we can support rapid seasonal growth in demand, focusing on customer service while minimizing transportation costs.

Advanced Drainage Systems, Inc.

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

International Presence - We serve international markets primarily through joint ventures with local partners. This joint venture strategy has provided us with local and regional access to markets such as Brazil, Chile, Argentina, Mexico, Peru and Colombia. These international facilities produce pipe and related products to be sold in their respective regional markets. Combining a local partner’s customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation, creates a powerful platform and exciting opportunities for continued international expansion.

Quality Control - We have two internal quality control laboratory facilities equipped and staffed to evaluate and confirm incoming raw material and finished goods quality in addition to the quality testing that is done at our manufacturing facilities. We conduct annual safety, product and process quality audits at each of our facilities, using centralized internal resources in combination with external third-party services. In the quality area, various national agencies such as National Transportation Product Evaluation Program (“NTPEP”), International Association of Plumbing and Mechanical Officials (“IAPMO”), Bureau de normalisation du Québec (“BNQ”), Intertek for Canadian Standards Association (“CSA”), Entidad Mexicana de Acreditacion A.C. (“EMA”) and NSF International and numerous state Departments of Transportation (“DOT”) and municipal authorities conduct both scheduled and unscheduled inspections of our plants to verify product quality and compliance to applicable standards.

Training - Core to our commitment and enablement of a safe and productive manufacturing environment are our operational and management training programs. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of on-line and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system, which hosts over 600 custom modules, serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.

Fleet - We also operate an in-house fleet of approximately 700 tractors. Our effective shipping radius is between approximately 300-350 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer jobsite delivery expectations. We strive to achieve less than three-day lead-time on deliveries, and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered using a customized software platform to ensure that lowest delivered freight costs are achieved. In addition, in the United States and Canada, approximately 12% of our pipe volume is sold on a pick-up or walk-in basis at our plant and yard locations, further leveraging our footprint and lowering freight cost per pound and per revenue dollar.

Our North American truck fleet incorporates approximately 1,300 trailers that are specially designed to haul our lightweight pipe and fittings products. These designs maximize payload versus conventional over the road trailers and facilitate unassisted unloading of our products at the jobsites by our drivers. The scope of fleet operations also includes backhaul of purchased raw materials providing a lower delivered cost to our plant locations.

Advanced Drainage Systems, Inc.

Facility Network - Our scale and extensive network of facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location.

OUR PRODUCTS

We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double and triple wall corrugated polypropylene and polyethylene pipe, or Pipe, and a variety of Allied Products including: storm retention/detention and septic chambers, or Chambers; PVC drainage structures, or Structures; fittings, or Fittings; and water quality filters and separators, or Water Quality. We also sell various complementary products distributed through resale agreements, including geotextile products and drainage grates and other, or Other Resale. The table below summarizes the percentage of Net Sales for Pipe and Allied Products.

	2017	2016	2015
Pipe	72%	74%	76%
Allied Products	28%	26%	24%

Pipe

Dual Wall Corrugated Pipe - Our N-12 pipe is a dual wall HDPE pipe with a corrugated exterior for strength and a smooth interior wall for hydraulics and flow capacity. Our N-12 pipe competes in the storm sewer and drainage markets that are also served by concrete pipe.

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

HP Storm Pipe and SaniTite HP Pipe - Our HP Storm pipe utilizes polypropylene resin, which provides (i) increased pipe stiffness relative to HDPE; (ii) higher Environmental Stress Crack Resistance (“ESCR”); and (iii) improved thermal properties, which improves joint performance. These improved physical characteristics result in a reduced need for select backfill, which creates installation savings for customers and expands the range of possible product applications.

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

Single Wall Corrugated Pipe - Our single wall corrugated HDPE pipe is ideal for drainage projects where flexibility, light weight and low cost are important. Single wall HDPE pipe products have been used for decades in agricultural drainage, highway edge drains, septic systems and other construction applications. In the agricultural market, improved technology has highlighted the favorable impact of drainage on crop yields. For homeowners, it is an economical and easily-installed solution for downspout run-off, foundation drains, driveway culverts and general lawn drainage. Single wall pipe is also used for golf courses, parks and athletic fields to keep surfaces dry by channeling away excess underground moisture.

Standard single wall products are available in 2” to 24” diameters and sold in varying lengths. Pipe with 2” to 6” diameters is typically sold in coils ranging from 25’ to over 3,000’ in length, while larger diameter pipe is

Advanced Drainage Systems, Inc.

typically sold in 20’ lengths. Pipe can be either perforated or non-perforated depending on the particular drainage application.

Triple Wall Corrugated Pipe and Smoothwall HDPE Pipe - Our ADS-3000 Triple Wall pipe, small diameter triple wall corrugated pipe, consists of a corrugated polyethylene core molded between a smooth white outer wall and a smooth black inner wall. This combination of the three wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced in two sizes, 3” and 4”, and sold through our distribution network. We also manufacture smoothwall HDPE pipe in 3”, 4”, and 6” diameters that are sold into the residential drainage and on-site septic systems markets.

High Performance Fiber Reinforced Polypropylene Pipe (“HPXR 75”) - In fiscal 2017, we introduced a new product, a corrugated polypropylene pipe is combined with a smooth outer wall that incorporates oriented glass fiber reinforcement, creating a pipe with increased stiffness and installation performance. The product will be available in diameters ranging from 30 to 60 inches, and 13’ and 20’ lengths.

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

Storm and Septic Chambers - Our StormTech chambers are used for stormwater retention, detention and “first flush” underground water storage on non-residential site development and public projects. These highly engineered chambers are injection molded from high density polyethylene and polypropylene resins into a proprietary design which provides strength, durability, and resistance to corrosion. The chambers allow for the efficient storage of stormwater volume, reducing the underground construction footprint and costs to the contractors, developers, and property owners. Our StormTech chambers offer great flexibility in design and layout of underground water storage systems. They are an attractive alternative to open ponds by reducing ongoing maintenance and liability and providing more useable land for development. Stormwater runoff is collected and stored in rows of chambers and gradually reenters the water system base, reducing erosion and protecting waterways. The chambers are open bottom, which allows for high density stacking in both storage and shipment. This freight-efficient feature drives favorable cost-competitiveness in serving long-distance export markets. These chamber systems typically incorporate our other product lines such as corrugated pipe, fabricated fittings, water quality units and geotextiles.

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

Advanced Drainage Systems, Inc.

Structures - Our Nyloplast PVC drainage structures are used in non-residential, residential and municipal site development, road and highway construction, as well as landscaping, recreational, industrial and mechanical applications. The product family includes inline drains, drain basins, curb inlets and water control structures which move surface-collected stormwater vertically down to pipe conveyance systems. These custom structures are fabricated from sections of PVC pipe using a thermo-forming process to achieve exact site-specific hydraulic design requirements. Our Nyloplast products are a preferred alternative to heavier and larger concrete structures, by offering greater design flexibility and improved ease of installation which reduces overall project costs and timelines. The structures incorporate rubber gaskets to ensure watertight connections, preventing soil infiltration which plagues competitive products.

Our Inserta Tee product line consists of a PVC hub, rubber sleeve and stainless steel band. Inserta Tee is compression fit into the cored wall of a mainline pipe and can be used with all pipe material types and profiles. This product offers an easy tap-in to existing sanitary and storm sewers by limiting the excavation needed for installation compared to competitive products.

Fittings - We produce fittings and couplings utilizing blow molding, injection molding and custom fabrication on our pipe products. Our innovative coupling and fitting products are highly complementary to our broader product suite, and include both soil-tight and water-tight capabilities across the full pipe diameter spectrum. Our fittings are sold in all end markets where we sell our current pipe products.

Water Quality - Our BaySaver product line targets the removal of sediment, debris, oils and suspended solids throughout a stormwater rain event by separating and/or filtering unwanted pollutants. Our BaySeparators can be fabricated into multiple sizing combinations to fit a variety of applications and customer requirements. These products assist owners, developers and design engineers in remaining compliant with discharge requirements set forth by the Environmental Protection Agency (“EPA”) as well as state and local regulatory agencies. Our BaySaver product line coupled with our pipe, StormTech chambers, fabricated fittings, Nyloplast structures, FleXstorm inlet protection systems and geotextiles make up a comprehensive stormwater management solution.

Construction Fabrics & Geotextiles - We purchase and distribute construction fabrics and other geosynthetic products for soil stabilization, reinforcement, filtration, separation, erosion control, and sub-surface drainage. Constructed of woven and non-woven polypropylene, geotextile products provide permanent, cost-efficient site-development solutions. Construction fabrics and geotextiles have applications in all of our end markets.

RAW MATERIALS AND SUPPLIERS

Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives in the U.S. We currently purchase in excess of 850 million pounds of virgin and recycled resin annually from over 480 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin v. recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.

We have developed relationships with all of the North American producers of virgin high density polyethylene and impact copolymer polypropylene producers that manufacture the grades we need to produce our products, including Braskem Americas, Inc., Chevron Phillips Chemical Co. LP, The Dow Chemical Company, Equistar Chemicals, LP, ExxonMobil Chemical Company, Formosa Plastics Corporation, U.S.A., Ineos Olefins & Polyolefins, USA, Sasol USA, and Nova Chemical. The North American capacity for ethylene derivatives is being expanded primarily as a result of the new supplies of natural gas liquids being produced through sustained oil and gas exploration and production. We anticipate that the previously announced projects for ethylene derivative capacity associated with HDPE will continue coming on stream during 2017, extending through 2018. The polypropylene capacity expansion projects to utilize the increased supply of propylene are projected to begin coming on-stream in 2018.

Advanced Drainage Systems, Inc.

We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. This product, which meets an ASTM International standard, replaces a majority of the virgin resin that is used in the American Association of State Highway and Transportation Officials product with optimized recycled materials. To further develop our recycled material strategies, we established Green Line Polymers, Inc. (“GLP”), as our wholly-owned recycling subsidiary in 2012. GLP procures and processes recycled raw materials that can be used in products we produce and sell. Our first production facilities were established in Ohio and Georgia and are focused on processing post-industrial HDPE recycled materials. Based on the success of this strategy, we acquired a business that could supply clean, post-consumer recycled HDPE to our upper Midwest plants and established a second post-consumer processing plant, in Pennsylvania, to support our plants in Ohio, Michigan and the eastern and southern United States. In fiscal 2017, 88% of our non-virgin HDPE raw material needs were internally processed (enhanced) through our GLP operations.

We maintain relationships with several of the largest environmental companies such as Waste Management, Inc., Republic Services, Inc., and Rumpke, Inc., which provide us with post-consumer HDPE recycled materials. We also maintain relationships with several key post-industrial HDPE suppliers, including E.I. du Pont de Nemours and Company, Silgan Plastics, Consolidated Container Company and Alpla, Inc., which provide us with materials that cannot otherwise be utilized in their respective production processes.

We are one of the largest domestic recyclers of HDPE. We believe that we are well positioned for future growth as we add additional recycled material processing facilities, add capacity to existing facilities, and expand our supplier base for virgin resin. We anticipate continued growth in the availability of ethylene and propylene which are used to manufacture high density polyethylene and polypropylene, respectively.

CUSTOMERS

We have a large, active customer base of approximately 20,000 customers, with two customers representing 10% or more of fiscal 2017 net sales. Ferguson Enterprises (“Ferguson”) accounted for 12.4% and HD Supply Waterworks (“HD Supply”) accounted for 11.1% of fiscal 2017 net sales. Our customer base is diversified across the range of end markets that we serve.

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

Our customer service organization of more than 130 employees is supplemented by the employees of our manufacturing plants, distribution centers and drivers of our tractor-trailers. We staff and operate four regional customer service call centers located in three time zones where orders are processed. In conjunction with our field sales and engineering team, this highly-trained and competent staff allows us to maintain more customer touch points and interaction than any of our competitors.

SALES AND MARKETING

We have one of the largest and most experienced sales and engineering force in the industry, with approximately 340 sales and engineering professionals. Offering the broadest product line in the industry enables

Advanced Drainage Systems, Inc.

our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch-points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts and we view this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.

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

Advanced Drainage Systems, Inc.

In the United States, our primary competitors are concrete pipe producers, including Quikrete, Forterra and Oldcastle CRH Precast, as well as smaller, regional competitors. In the corrugated steel pipe sector, our primary national competitor is Contech Engineered Solutions, and we compete with Lane Enterprises, Pacific Corrugated and Southeast Culvert on a regional level, as well as other smaller competitors. In the PVC pipe sector, we compete primarily with JM Eagle, Diamond Plastics and North American Pipe. We believe we are the only corrugated HDPE pipe producer with a national footprint, and our competitors operate primarily on a regional and local level. In the corrugated HDPE pipe sector in the United States, our primary competitors on a regional basis are JM Eagle, Lane Enterprises and Prinsco.

INTELLECTUAL PROPERTY

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

EMPLOYEES

As of March 31, 2017, in our domestic and international operations the Company and its consolidated and unconsolidated joint ventures had approximately 4,500 employees, consisting of approximately 3,100 hourly personnel and approximately 1,400 salaried employees. As of March 31, 2017, approximately 330 hourly personnel in our Mexican and South American operations were covered by collective bargaining agreements.

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

Advanced Drainage Systems, Inc.

An important element of our growth strategy has been our focus on industry education efforts to drive regulatory approvals for our core HDPE products at national, state and local levels. We employ a team of approximately 55 field-based engineers who work closely with government agencies to obtain regulatory approvals for our products, and also with civil engineering firms to specify our products on non-residential construction and road-building projects. With the introduction of our HP storm and sanitary pipe, we have refocused our efforts calling on state departments of transportation to enhance their approval of our pipe products. Additional state and local regulatory approvals will continue to present new growth opportunities in new and existing geographic markets for us. The trend of substituting traditional materials for HDPE and PP is expected to continue as more states and municipalities recognize the benefits of our HDPE N-12 pipe and our polypropylene HP pipe by approving it for use in a broader range of applications.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. To a limited extent, our current and past operations, and those of many of the companies we have acquired, involve materials that are, or could be classified as, toxic or hazardous. There is inherent risk of contamination and environmental damage in our operations and the products we handle, transport and distribute. See “Item 1A. Risk Factors — Risks Relating to Our Business — We could incur significant costs in complying with environmental, health and safety laws or permits or as a result of satisfying any liability or obligation imposed under such laws or permits.”

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

Advanced Drainage Systems, Inc.

Item 1A.	Risk Factors

Please carefully consider the risks described below, together with all other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially adversely affected. In these circumstances, the market price of our common stock could decline significantly.

Risks Relating to Restatements and Our Financial Reporting Process

The restatements of our previously issued financial statements and the related claims, investigations and proceedings arising out of the Prior Restatement have been time-consuming and expensive and could expose us to additional risks that would adversely affect our financial position, results of operations and cash flows.

As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Fiscal 2015 Form 10-K”), we restated our previously issued consolidated financial statements for the fiscal years ended March 31, 2014 and 2013, as well as each of the first three quarters in fiscal 2015 and for all of the quarterly periods in fiscal 2014 (the “Prior Restatement”). We also restated our financial results for the fiscal years ended March 31, 2012 and 2011, as summarized in “Item 6. Selected Financial and Operating Data” to our Fiscal 2015 Form 10-K. In addition, as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2016 (the “Fiscal 2016 Form 10-K”), we restated our previously issued consolidated financial statements for the fiscal years ended March 31, 2016, 2015 and 2014 as well as each of the quarters in fiscal 2016 and 2015 (the “Stock-Based Compensation Restatement”). We also restated our financial results for the fiscal years ended March 31, 2013 and 2012, as summarized in “Item 6. Selected Financial and Operating Data” to this Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Fiscal 2017 Form 10-K”). Both the Prior Restatement and the Stock-Based Compensation Restatement were time-consuming and expensive and could expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows.

In particular, we incurred significant expense, including audit, legal, consulting and other professional fees in connection with the Prior Restatement and the Stock-Based Compensation Restatement. Expenses incurred during fiscal 2017 and 2016 as a result of the Prior Restatement were approximately $24 million and $28 million, respectively. We have also incurred significant expense in connection with the ongoing remediation of the weaknesses in our internal control over financial reporting as further described below.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of March 31, 2017, we have identified certain material weaknesses in internal control over financial reporting in the areas of (i) the Company’s control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment, and (vi) ADS Mexicana revenue recognition cut-off practices as described in “Item 9A. Controls and Procedures” of this Fiscal 2017 Form 10-K. As a result of such material weaknesses, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

Advanced Drainage Systems, Inc.

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

As a result of the material weaknesses, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017. This could cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.

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

We continue to incur significant costs and expenses related to the ongoing remediation of the weaknesses in our internal control over financial reporting. We have taken a number of steps, including both adding internal personnel and hiring outside consultants, and intend to continue to take appropriate and reasonable steps to strengthen our accounting function and reduce the risk of any future misstatements in our financial statements. For more details about the status of our remediation plan, see “Item 9A. Controls and Procedures” of this Fiscal 2017 Form 10-K. To the extent these steps are not successful, we may have to incur additional time and expense, which could adversely affect our financial position and cash flows. Our management’s attention has also been, and may further be, diverted from the operation of our business in connection with the ongoing remediation of material weaknesses in our internal controls, which efforts could adversely affect our results of operations.

The Prior Restatement of our previously issued financial results has resulted in private litigation as well as an ongoing investigation by the SEC, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We have been subject to a securities class action litigation suit that was originally filed in the United States District Court for the Southern District of New York as a result of the Prior Restatement. Although the District Court has dismissed all of the plaintiff’s claims, the plaintiff has appealed the dismissal to the United States Court of Appeals for the Second Circuit. It is possible that the Court of Appeals could reverse the District Court’s decision

Advanced Drainage Systems, Inc.

and remand for further proceedings. The ongoing remediation of the material weaknesses in our internal control over financial reporting will require us to continue to incur significant cost and expense and may require additional management time and attention, which could adversely affect our financial position, results of operations and cash flows. In addition, the Company has received document subpoenas from the SEC’s Division of Enforcement pursuant to a formal investigation. Both the securities class action litigation suit and SEC investigation are further described below under “Item 3. Legal Proceedings.” We could also become subject to additional litigation or government investigations and enforcement actions arising out of the Prior Restatement, the Stock-Based Compensation Restatement, as well as delinquent Exchange Act filings.

To date our management has devoted significant time and attention related to these matters, and we may be required to devote even more time and attention to such matters in the future, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant amounts investigating the claims underlying the class action litigation and SEC document production and expect to continue to need to expend significant amounts to defend such litigation and respond to the SEC investigation. Although we maintain insurance that may provide coverage for some or all of these expenses, and we have given notice to our insurers of the claims, there is risk that the insurers will rescind or otherwise not renew the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance. For additional discussion of these matters, see “Note 14. Commitments and Contingencies — Litigation” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Fiscal 2017 Form 10-K.

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

Our ability to offer our core products depends on our ability to obtain adequate resins, which we purchase directly from major petrochemical and chemical suppliers. We have managed a formal resin price risk management program since early in 2010 that entails both physical fixed price and volume contracts, and in previous periods, financial hedges which are designed to apply to a significant portion of our annual virgin resin purchases. In conjunction with our resin price risk management program, we maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. For our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, the month to month change in market based pricing has been very similar between propylene and polypropylene. The loss of, or substantial decrease in the availability of, raw materials from our suppliers, or the failure by our suppliers to continue to provide us with raw materials on commercially reasonable terms, or at all, could adversely affect our business, financial condition, results of operations and cash flows. In addition, supply interruptions could arise from labor disputes or weather conditions affecting supplies or shipments, transportation disruptions or other factors beyond our control. An extended disruption in the timely availability of raw materials from our key suppliers would result in a decrease in our revenues and profitability.

Our ability to maintain profitability heavily depends on our ability to pass through to our customers the full amount of any increase in raw material costs, which are a large portion of our overall product costs. We may be

Advanced Drainage Systems, Inc.

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

•

The homebuilding industry underwent a significant decline from its peak in 2005. While new housing starts demonstrated an annual growth rate of 13.6% from 2010 to 2015, current levels remain substantially below the long-term average of 1.5 million starts since the U.S. Census Bureau began reporting the data in 1959. The mortgage markets continue to experience disruption and reduced availability of mortgages for potential homebuyers due to more restrictive standards to qualify for mortgages, including with respect to new home construction loans. The multi-year downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services in this market, which in turn had a significant adverse effect on our financial condition and results of operations during the period from 2008 to 2014, as compared to peak levels.

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

All of our markets are sensitive to changes in the broader economy. Downturns or lack of substantial improvement in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. While we operate in many markets, our business is particularly impacted by changes in the economies of the United States, Canada and Mexico, which represented approximately 87.7%, 7.4% and 3.8%, respectively, of our net sales for fiscal 2017 and collectively represented approximately 98.9% of our net sales for fiscal 2017.

We cannot predict the duration of current economic conditions, or the timing or strength of any future recovery of activities in our markets. Continued weakness in the market in which we operate could have a material

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

Our 10 largest customers generated approximately 37.4% of our net sales in fiscal 2017. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will increase their activity level or return it to historic levels. A slow economic recovery could continue to have material adverse effect on our business, financial condition, results of operations and cash flows.

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

Advanced Drainage Systems, Inc.

Our international operations expose us to political, economic and regulatory risks not normally faced by businesses that operate only in the United States.

International operations are exposed to different political, economic and regulatory risks that are not faced by businesses that operate solely in the United States. Some of our operations are outside the United States, with manufacturing and distribution facilities in Canada and several Latin American countries. Our international operations are subject to risks similar to those affecting our operations in the United States in addition to a number of other risks, including: difficulties in enforcing contractual and intellectual property rights; impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates; exposure to different legal standards; fluctuations in currency exchange rates; impositions or increases of investment and other restrictions by foreign governments; the requirements of a wide variety of foreign laws; political and economic instability; war; and difficulties in staffing and managing operations, particularly in remote locations.

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

We have operations in Canada as well as existing joint ventures in Mexico and South America. Our internal policies provide for compliance with all applicable anti-corruption laws for both us and for our joint venture operations. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from unauthorized, reckless or criminal acts committed by our employees, agents or joint venture partners.

Furthermore, as part of the Prior Restatement, management identified certain weaknesses in the Company’s internal control over financial reporting, which weaknesses included certain control deficiencies related to the ADS Mexicana control environment, as well as the ADS Mexicana revenue recognition cut-off practices. These material weaknesses are further described in “Item 9A. Controls and Procedures,” below. Certain of the matters related to the ADS Mexicana control environment were already the subject of investigation by third party advisors to the Audit Committee as part of the restatement of our previously issued financial statements as set forth in the Fiscal 2015 Form 10-K. Although such matters have resulted in a determination of material weakness, neither the Audit Committee’s advisors in the course of their investigation nor management concluded whether the weaknesses in the ADS Mexicana control environment, the ADS Mexicana revenue recognition cut-off practices, or any other material weaknesses of the Company as described in Item 9A, would result in an ultimate determination by the SEC or any other applicable regulatory agency that the Company has not complied with the books and records and internal control provisions of the FCPA as set forth in sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. In the event that we believe or have reason to believe that our employees, agents or joint venture partners have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. A finding that the Company or its affiliates have violated any of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, financial condition, results of operations and cash flows.

Advanced Drainage Systems, Inc.

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

We may not be able to successfully expand into new product or geographic markets, which could negatively impact our future sales and results of operations.

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

We may not achieve the acquisition component of our growth strategy, which could negatively impact our financial condition and results of operations.

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

Acquisitions involve a number of special risks, including: problems implementing disclosure controls and procedures for the newly acquired business; unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business; potential adverse short-term effects on operating results through increased costs or otherwise; diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business; failure to successfully implement infrastructure, logistics and systems integration; our business growth could outpace the capability of our systems; and the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of

Advanced Drainage Systems, Inc.

operations. In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.

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

We consume a large amount of energy and petroleum products in our operations, including the manufacturing process and delivering a significant volume of products to our customers by our in-house fleet. While we utilize a diesel hedging program associated with our in-house fleet to mitigate against higher fuel prices, our operating profit will be adversely affected if we are unable to obtain the energy and fuel we require or to fully offset the anticipated impact of higher energy and fuel prices through increased prices or surcharges to our customers or through other hedging strategies. If shortages occur in the supply of energy or necessary petroleum products and we are not able to pass along the full impact of increased energy or petroleum prices to our customers, our business, financial condition, results of operations and cash flows would be adversely affected.

We have substantial fixed costs and, as a result, our income from operations is sensitive to changes in our net sales.

A significant portion of our expenses are fixed costs (including personnel). For fiscal 2017, 2016 and 2015, domestic fixed costs were 32.1%, 28.7% and 25.5%, respectively, as a percentage of domestic net sales. Consequently, a percentage decline in our net sales could have a greater percentage effect on our income from operations if we do not act to reduce personnel or take other cost reduction actions. Moreover, a key element of our strategy is managing our assets, including our substantial fixed assets, more effectively, including through sales or other disposals of excess assets. Our failure to rationalize our fixed assets in the time, and within the costs, we expect could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We generally provide limited product warranties on our products against defects in materials and workmanship in normal use and service. Most of our pipe products have a warranty that is not limited in duration. The warranty period for other products such as our StormTech chambers, our Inserta Tee product line, our BaySaver product line and our FleXstorm inlet protection systems is generally one year. Estimating the required warranty reserves requires a high level of judgment. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors,

Advanced Drainage Systems, Inc.

including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Although management believes that our warranty reserves as of March 31, 2017 are adequate, actual results may vary from these estimates.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected. We may see increased costs arising from health care reform.

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

Advanced Drainage Systems, Inc.

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

We have applied for patent protection relating to certain existing and proposed products, processes and services. While we generally apply for patents in those countries where we primarily intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure that any of our patent applications will be approved. We also cannot assure that the patents issuing as a result of our foreign patent applications will have the same scope of coverage as our United States patents. The patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure that competitors will not infringe our patents, or that we will have adequate resources to enforce our patents.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we generally require applicable employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We also license third parties to use certain of our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties which govern the use of our trademarks and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

As of March 31, 2017, we had an aggregate principal amount of $350.4 million of outstanding debt. In fiscal year 2017, we incurred $13.6 million of interest expense related to this debt.

The amount of our debt or such other obligations could have important consequences for holders of our common stock, including, but not limited to: a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes; our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and other purposes may be impaired in the future; we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest; we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns; our ability to refinance indebtedness may be limited or the associated costs may increase; our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future; it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness; we may be more vulnerable to general adverse economic and industry conditions; and our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

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

We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. We could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Subject to certain exceptions, our Secured Bank Term Loans and our Senior Notes, which we have defined in “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not

Advanced Drainage Systems, Inc.

constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases. In addition, our Revolving Credit Facility provides an aggregate commitment of up to $325.0 million. As of March 31, 2017, we had an additional $120.1 million of availability under the Revolving Credit Facility. Our subsidiary ADS Mexicana had $10.5 million in availability outstanding under a separate revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our common stock.

The covenants contained in our Secured Bank Term Loans and our Senior Notes, which we refer to collectively as our Credit Facilities, are consistent. These covenants, among other things, restrict or limit our ability to: dispose of assets; incur additional indebtedness (including guarantees of additional indebtedness); prepay or amend our various debt instruments; pay dividends and make certain payments; redeem stock or make other distributions; create liens on assets; make certain investments; engage in certain asset sales, mergers, acquisitions, consolidations or sales of all, or substantially all, of our assets; and engage in certain transactions with affiliates.

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

Under the Secured Bank Term Loans, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the agreement and terminate their commitments to lend. Additionally, under the Senior Notes, a change of control (as defined therein) constitutes an event of default that permits the noteholders to declare all of their notes to be immediately due and payable. In order to avoid events of default under each of our Credit Facilities, we may therefore have to avoid certain change of control transactions that would otherwise be beneficial to us.

Advanced Drainage Systems, Inc.

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

We cannot assure that an active public market for our common stock will be sustained. In the absence of a public trading market, you may not be able to liquidate your investment in our common stock. The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are: industry or general market conditions; domestic and international economic factors unrelated to our performance; changes in our customers’ preferences; new regulatory pronouncements and changes in regulatory guidelines; actual or anticipated fluctuations in our quarterly operating results; changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts; action by institutional stockholders or other large stockholders, including future sales; speculation in the press or investment community; investor perception of us and our industry; changes in market valuations or earnings of similar companies; announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships; developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants; failure to complete significant sales; any future sales of our common stock or other securities; and additions or departures of key personnel.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of March 31, 2017, we have 55.3 million outstanding shares of common stock, including 0.3 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if their offer and sale is registered under the Securities Act or if the offer and sale of those securities qualify for an exemption from registration, including exemptions provided by Rules 144 and 701 under the Securities Act. In connection with our initial public offering, we filed one or more registration statements on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of March 31, 2017, there were stock options outstanding to purchase a total of approximately 2.5 million shares of our common stock. In addition, approximately 1.0 million shares of common stock are available for grant under our 2013 Stock Option Plan.

Advanced Drainage Systems, Inc.

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

All of the shares of our convertible preferred stock held by our Employee Stock Ownership Plan (“ESOP”) may be converted into our common stock at any time by action of the ESOP trustee, and will be automatically converted into our common stock upon distributions of such shares allocated to the ESOP accounts of ESOP participants upon a distribution event such as retirement or other termination of employment. Such distributed common stock will not be subject to any lock-up agreement and will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of March 31, 2017, there were approximately 24.2 million shares of convertible preferred stock held by our ESOP, which in aggregate could be converted into approximately 18.6 million shares of our common stock. All of these shares will be eligible for future sale, either by the ESOP trustee or by ESOP participants, subject to the limitations of Rule 144.

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

As of May 5, 2017, our directors, officers and principal stockholders and their affiliates collectively own approximately 51.0% of our outstanding shares of common stock. Additionally, our ESOP holds convertible preferred stock that converts into a substantial number of shares of our common stock and, prior to conversion, is entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders, voting together with our common stock as a single class unless otherwise required by law. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 5, 2017 is approximately 65.9%, inclusive of the outstanding shares of convertible preferred stock held by the ESOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws: authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt; maintain a classified board of directors, as a result of which our board will continue to be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting; limit the ability of stockholders

Advanced Drainage Systems, Inc.

to remove directors; provide that vacancies on our board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office; prohibit stockholders from calling special meetings of stockholders; prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of our outstanding shares of common stock can elect all directors standing for election; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; require a super-majority stockholders vote of 75% to approve any reorganization, recapitalization, share exchange, share reclassification, consolidation, merger, conversion or sale of all or substantially all assets to which we are a party that is not approved by the affirmative vote of at least 75% of the members of our board of directors; and require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend the bylaws and certain provisions of the certificate of incorporation.

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

Item 1B.	Unresolved Staff Comments

None.

Advanced Drainage Systems, Inc.

Item 2.	Properties

Real Property

We have a network of 60 manufacturing plant locations and 34 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	48	22	70
Canada	5	5	10
Mexico (1)	4	—	4
South America (1)(2)	3	6	9
Netherlands	—	1	1
Total	60	34	94
(1)	Manufacturing plants and distribution centers in Mexico and South America are owned or leased by our joint ventures.
(2)	Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated in ADS.

We sell to customers across all 50 U.S. states and 10 Canadian provinces through 80 locations in the United States and Canada.

We currently own approximately 36,000 square feet and lease approximately 9,500 square feet of office space in Hilliard, Ohio for our corporate headquarters.

Our network of 60 manufacturing plants consist of 48 that are owned and 12 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15-20 acres of land for storage of pipe and related products. Our network of 34 distribution centers consisted of 1 owned and 33 leased. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.

Advanced Drainage Systems, Inc.

Our manufacturing plants and distribution centers, including those operated through our joint ventures, are shown in the map below. (1)

(1)	Additionally, we have a distribution center in Rotterdam, The Netherlands.

In-house Fleet

As of March 31, 2017, our in-house fleet consist of approximately 700 tractors and approximately 1,300 trailers that are specially designed to haul our lightweight pipe and fittings products.

Item 3.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff has appealed the District Court’s order to the United States Court of Appeals for the Second Circuit, and the appeal is pending.

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

Advanced Drainage Systems, Inc.

with the Enforcement Division’s investigation and intends to continue to do so. While it is reasonably possible that this investigation ultimately could be resolved unfavorably to the Company, the Company is currently unable to estimate the range of possible losses, but they could be material.

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of our business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on our financial position or our results of operations. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 4.	Mine Safety Disclosures

Not applicable.

Advanced Drainage Systems, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NYSE under the symbol “WMS” on July 25, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid for each quarter of fiscal years 2017 and 2016:

	Stock Prices		Dividends Paid
	High	Low	Per Share
2017
First Quarter	$27.74	$20.98	$0.06
Second Quarter	$28.49	$22.64	$0.06
Third Quarter	$24.12	$18.60	$0.06
Fourth Quarter	$26.29	$20.00	$0.06
Year			$0.24
2016
First Quarter	$33.28	$26.33	$0.05
Second Quarter	$33.06	$25.74	$0.05
Third Quarter	$32.50	$22.00	$0.05
Fourth Quarter	$23.65	$17.72	$0.05
Year			$0.20

During each quarter of 2016, the Board of Directors approved a quarterly cash dividend of $0.05 per share to all common stockholders. In addition, during each quarter of 2017, the Board of Directors approved a quarterly cash dividend of $0.06 per share to all common stockholders. Any future determination relating to dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our Board of Directors may deem relevant.

During the first quarter of fiscal 2018, the Company declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable on June 15, 2017 to stockholders of record at the close of business on June 5, 2017.

Holders of Record

As of May 5, 2017, we had 291 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Advanced Drainage Systems, Inc.

Stock Performance Graph

The following graph presents a comparison from July 25, 2014 (the date our common stock commenced trading on the NYSE) through March 31, 2017 of the cumulative return of our common stock, the Standard and Poor’s Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investments of $100 on July 25, 2014 in our common stock and in each of the two indices and the reinvestment of dividends.

Recent Sales of Unregistered Securities

Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or terminated at any time at our discretion. We did not make any repurchases of shares of our common stock during the three months ended March 31, 2017.

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

Advanced Drainage Systems, Inc.

Item 6.          Selected Financial and Operating Data

The following tables set forth selected historical consolidated financial data, for the periods and as of the dates indicated, that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. The following table presents Non-GAAP measures of Adjusted Earnings per Fully Converted Share, Adjusted EBITDA and Free Cash Flow. We explain these measures below and reconcile to their most directly comparable financial measures calculated and presented in accordance with GAAP. Our historical results are not necessarily indicative of future results.

(Amounts in thousands, except per share data)	2017	2016	2015	2014	2013
Consolidated statement of operations data:
Net sales	$1,257,261	$1,290,678	$1,180,073	$1,067,780	$1,017,102
Cost of goods sold	961,451	1,005,326	974,960	875,232	829,849
Gross profit	295,810	285,352	205,113	192,548	187,253
Selling expenses	91,475	88,478	80,481	74,042	71,805
General and administrative expenses	110,950	92,504	75,855	62,897	52,140
Loss (gain) on disposal of assets and costs from exit and disposal activities	8,509	812	362	(2,863)	(951)
Intangibles amortization	8,548	9,224	9,754	10,145	10,028
Income from operations	76,328	94,334	38,661	48,327	54,231
Interest expense	17,467	18,460	19,368	18,807	18,526
Derivative (gains) losses and other (income) expense, net	(5,970)	16,575	14,370	(1,177)	103
Income before income taxes	64,831	59,299	4,923	30,697	35,602
Income tax expense	24,615	23,498	6,284	19,637	13,339
Equity in net loss (income) of unconsolidated affiliates	4,308	5,234	2,335	3,086	(266)
Net income (loss)	35,908	30,567	(3,696)	7,974	22,529
Less net income attributable to noncontrolling interest	2,958	5,515	4,131	3,593	2,520
Net income (loss) attributable to ADS	32,950	25,052	(7,827)	4,381	20,009
Accretion of redeemable noncontrolling interest	(1,560)	(932)	—	—	—
Change in fair value of redeemable convertible preferred stock	—	—	(11,054)	(3,979)	(5,869)
Dividends to redeemable convertible preferred stockholders	(1,646)	(1,425)	(661)	(10,139)	(736)
Dividends paid to unvested restricted stockholders	(73)	(24)	(11)	(25)	(52)
Net income (loss) available to common stockholders and participating securities	29,671	22,671	(19,553)	(9,762)	13,352
Undistributed loss allocated to participating securities	(1,700)	(1,270)	—	—	(1,046)
Net income (loss) available to common stockholders	$27,971	$21,401	$(19,553)	$(9,762)	$12,306
Weighted average common shares outstanding:
Basic	54,919	53,978	51,344	47,277	46,698
Diluted	55,624	55,176	51,344	47,277	47,254
Fully Converted (Non-GAAP)	73,866	73,500	71,601	67,877	67,545
Net income (loss) per share
Basic	$0.51	$0.40	$(0.38)	$(0.21)	$0.26
Diluted	0.50	0.39	(0.38)	(0.21)	0.26
Fully Converted (Non-GAAP)	0.58	0.48	0.06	0.55	0.40
Cash dividends declared per share	0.24	0.20	0.08	1.68	0.10

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash	$6,450	$6,555	$3,623	$3,931	$1,361
Working capital (1)	184,812	187,378	228,947	226,535	190,334
Total assets	1,046,285	1,037,316	1,033,581	977,164	940,151
Long-term debt	310,849	312,214	385,772	436,926	332,788
Long-term capital lease obligations	58,710	56,809	45,503	34,366	28,851
Total liabilities	695,850	723,080	748,435	787,012	664,175
Total mezzanine equity (2)	112,825	111,747	108,021	643,191	608,346
Total stockholders’ equity (deficit)	237,610	202,489	177,125	(453,039)	(332,370)
Consolidated statement of cash flows data:
Net cash provided by operating activities	$104,239	$135,342	$74,379	$72,410	$75,353
Net cash used in investing activities	(61,259)	(49,018)	(76,093)	(38,712)	(44,796)
Net cash (used in) provided by financing activities	(42,825)	(82,964)	1,791	(31,109)	(31,338)
Other financial data:
Adjusted EBITDA (Non-GAAP)	$193,371	$187,340	$143,877	$151,333	$131,591
Capital expenditures	46,676	44,942	32,080	40,933	39,835
Free cash flow (Non-GAAP)	57,563	90,400	42,299	31,477	35,518

(1)	Working capital is equal to current assets less current liabilities. Working capital is an indication of liquidity and potential need for short-term funding.
(2)

Prior to our IPO, our mezzanine equity also included redeemable common stock held by certain stockholders who have certain rights associated with such shares, which rights are considered to be a redemption right, which is beyond our control and common stock subject to repurchase agreements. Our mezzanine equity consists of the redeemable convertible preferred stock held by our ESOP as well the Redeemable noncontrolling interest in subsidiaries related to the noncontrolling interest in the BaySaver joint venture. See “Note 17. Mezzanine Equity,” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for further information regarding the accounting treatment for certain of the amounts included in mezzanine equity, “Note 16. Stockholders’ Equity,” for further information regarding the accounting treatment of our Common stock subject to repurchase agreements, and “Note 8. Fair Value Measurement” regarding the accounting treatment for our mezzanine equity post-IPO.

Non-GAAP Measures

Adjusted Earnings per Fully Converted Share - Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding, which are non-GAAP measures, are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP), Adjusted Net Income (Non-GAAP), and Weighted average fully converted common shares outstanding (Non-GAAP), by adjusting our Net income per share — Basic, Net income available to common stockholders - Basic and Weighted average common shares outstanding — Basic, the most comparable GAAP measures. To effect this adjustment with respect to Net income available to common stockholders – Basic, we have (1) removed the adjustment for the change in fair value of redeemable convertible preferred stock classified as mezzanine equity, (2) added back the dividends to redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, (4) added back ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes and (5) added back compensation expense recorded as a result of the January 2014 Special Dividend.

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

(Amounts in thousands, except per share data)	2017	2016	2015	2014	2013
Net income (loss) available to common stockholders - Basic	$27,971	$21,401	$(19,553)	$(9,762)	$12,306
Adjustments to Net income (loss) available to common stockholders - Basic:
Change in fair value of redeemable convertible preferred stock	—	—	11,054	3,979	5,869
Accretion of redeemable non-controlling interest in subsidiaries	1,560	932	—	—	—
Dividends to redeemable convertible preferred stockholders	1,646	1,425	661	10,139	736
Dividends paid to unvested restricted stockholders	73	24	11	25	52
Undistributed income allocated to participating securities	1,700	1,270	—	—	1,046
Total adjustments to net income (loss) available to common stockholders - Basic	4,979	3,651	11,726	14,143	7,703
Net income (loss) attributable to ADS	32,950	25,052	(7,827)	4,381	20,009
Adjustments to net income (loss) attributable to ADS:
Fair value of ESOP compensation related to redeemable convertible preferred stock	9,568	10,250	12,144	7,891	7,283
Special dividend compensation	—	—	—	25,134	—
Adjusted net income (Non-GAAP)	$42,518	$35,302	$4,317	$37,406	$27,292
Weighted average common shares outstanding — Basic	54,919	53,978	51,344	47,277	46,698
Adjustments to weighted average common shares outstanding — Basic:
Unvested restricted shares	90	123	228	336	292
Redeemable convertible preferred shares	18,857	19,399	20,029	20,264	20,555
Weighted Average Fully Converted Common Shares Outstanding (Non- GAAP)	73,866	73,500	71,601	67,877	67,545
Net income (loss) per share - Basic	$0.51	$0.40	$(0.38)	$(0.21)	$0.26
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.58	$0.48	$0.06	$0.55	$0.40

Adjusted EBITDA - Adjusted EBITDA, a non-GAAP financial measure, has been presented in this Annual Report on Form 10-K as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

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

Advanced Drainage Systems, Inc.

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

(Amounts in thousands)	2017	2016	2015	2014	2013
Net income (loss)	$35,908	$30,567	$(3,696)	$7,974	$22,529
Depreciation and amortization	72,355	71,009	65,472	63,674	63,102
Interest expense	17,467	18,460	19,368	18,807	18,526
Income tax expense	24,615	23,498	6,284	19,637	13,339
EBITDA	150,345	143,534	87,428	110,092	117,496
Derivative fair value adjustments (a)	(10,921)	2,163	7,746	(53)	(4)
Foreign currency transaction (gains) losses (b)	(1,629)	697	5,404	845	1,085
Loss (gain) on disposal of assets or businesses	8,509	812	362	(2,863)	(951)
Unconsolidated affiliates interest, taxes, depreciation and amortization (c)	2,751	3,215	3,585	2,845	2,137
Special dividend compensation (d)	—	—	—	25,134	—
Contingent consideration remeasurement	(265)	371	174	738	(74)
Stock-based compensation expense (benefit) (e)	8,307	(5,868)	24,247	4,338	3,017
ESOP deferred stock-based compensation (f)	9,568	10,250	12,144	7,891	7,283
Expense (benefit) related to executive termination payments(g)	1,092	(294)	328	737	832
Expense related to executive stock repurchase agreements(h)	—	—	1,011	69	770
Loss related to BaySaver step acquisition	—	490	—	—	—
Inventory step up related to PTI acquisition	525	—	—	—	—
Bargain purchase gain on PTI acquisition	(609)	—	—	—	—
Restatement-related costs (i)	24,026	27,970	—	—	—
Impairment of investment in unconsolidated affiliate (j)	1,300	4,000	—	—	—
Transaction costs (k)	372	—	1,448	1,560	—
Adjusted EBITDA	$193,371	$187,340	$143,877	$151,333	$131,591

(a)

Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to diesel fuel, interest rate and propylene swaps. The impact of resin physical and financial derivatives is included in cost of goods sold.

Advanced Drainage Systems, Inc.

(b)

Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal 2015 includes a $5.6 million loss on Canadian currency derivative contract related to the Ideal Pipe acquisition.

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

(d)	Represents compensation recorded as a result of the January 2014 Special Dividend on shares of redeemable convertible preferred stock held by the ESOP.
(e)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(f)	Represents the non-cash stock-based compensation expense attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(g)	Represents the non-cash compensation expense recorded related to future bonus payments to certain executives upon retirement or other qualified termination events.
(h)

Represents the non-cash compensation expense recorded related to agreements with certain executives to repurchase their company stock at the time of death or certain events of termination. These agreements were terminated upon the IPO.

(i)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements.
(j)	Represents an other-than-temporary impairment of our investment in the South American Joint Venture.
(k)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and asset acquisitions and dispositions.

Free Cash Flow - Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and the Company’s Board of Directors to assess the Company’s ability to generate cash. Accordingly, free cash flow has been presented in this Annual Report on Form 10-K as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

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

(Amounts in thousands)	2017	2016	2015	2014	2013
Cash flow from operating activities	$104,239	$135,342	$74,379	$72,410	$75,353
Capital expenditures	(46,676)	(44,942)	(32,080)	(40,933)	(39,835)
Free cash flow	$57,563	$90,400	$42,299	$31,477	$35,518

Advanced Drainage Systems, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2017 refers to fiscal 2017, which is the period from April 1, 2016 to March 31, 2017.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Item 1A. Risk Factors” and “Cautionary Statement About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Please read the following discussion together with the sections titled “Item 1A. Risk Factors,” “Item 6. Selected Financial and Operating Data” and our consolidated financial statements, including the related notes, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We consolidate all of our joint ventures for purposes of GAAP, except for our South American Joint Venture and our Tigre-ADS USA Joint Venture.

Overview

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the markets we serve in the United States represent approximately $11 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity.

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

Key Factors Affecting Our Results of Operations

Product Demand- There are numerous factors that influence demand for our products. Our businesses are cyclical in nature and sensitive to general economic conditions, primarily in the United States, Canada, Mexico and South America. The non-residential, residential, agricultural and infrastructure markets we serve are affected by the

Advanced Drainage Systems, Inc.

availability of credit, lending practices, interest rates and unemployment rates. Demand for new homes, farm income, commercial development and highway infrastructure spending have a direct impact on our financial condition and results of operations. Accordingly, the following factors may have a direct impact on our business in the markets in which our products are sold:

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

Product Pricing - The price of our products is impacted by competitive pricing dynamics in our industry as well as by raw material input costs. Our industry is highly competitive and the sales prices for our products may vary based on the sales policies of our competitors. Raw material costs represent a significant portion of the cost of goods sold for our pipe products, or Pipe. We aim to increase our product selling prices in order to cover raw material price increases, but the inability to do so could impact our profitability. Movements in raw material costs and resulting changes in the selling prices may also impact changes in period-to-period comparisons of net sales.

Material Conversion - Our HDPE and PP pipe and related water management product lines compete with other manufacturers of corrugated polyethylene pipe as well as manufacturers of alternative products made with traditional materials, such as concrete, steel and PVC. Our net sales are driven by market trends, including the continued increase in adoption of thermoplastic corrugated pipe products as a replacement for traditional materials. Thermoplastic corrugated pipe is generally lighter, more durable, more cost effective and easier to install than comparable products made from traditional materials. We believe customers will continue to acknowledge the superior attributes and compelling value proposition of our thermoplastic products and expanded regulatory approvals allow for their use in new markets and geographies. In addition, we believe that PP pipe products will also help accelerate conversion given the additional applications for which our PP pipe products can be used.

We believe the adoption of HDPE and PP pipe outside of the United States is still in its early stages and represents a significant opportunity for us to continue to increase the conversion to our products from traditional products in these markets, including Canada, Mexico and South America where we operate.

Growth in Allied Products - Our Allied Products include storm and septic chambers, PVC drainage structures, fittings, stormwater filters and water separators. These products complement our pipe product lines and allow us to offer a comprehensive water management solution to our customers and drive organic growth. Our leading market position in pipe products allows us to cross-sell Allied Products effectively. Our comprehensive offering of Allied Products also helps us increase pipe sales in certain markets. Our Allied Products are less sensitive to increases in resin prices since resin prices represent a smaller percentage of the cost for Allied Products.

Our leading position in the pipe market has allowed us to increase organic growth of our Allied Products. We also expect to expand our Allied Product offerings through acquisitions.

Raw Material Costs - Our raw material cost and product selling prices fluctuate with changes in the price of resins utilized in production. We actively manage our resin purchases and pass fluctuations in the cost of resin through to our customers, where possible, in order to maintain our profitability. Fluctuations in the price of crude oil and

Advanced Drainage Systems, Inc.

natural gas prices may impact the cost of resin. In addition, changes in and disruptions to existing ethylene or polyethylene capacities could also significantly increase resin prices (such as the aftermath of Hurricanes Katrina and Rita in late 2015), often within a short period of time, even if crude oil and natural gas prices remain low. Our ability to pass through raw material price increases to our customers may, in some cases, lag the increase in our costs of goods sold. Sharp rises in raw material prices over a short period of time have historically occurred with a significant supply disruption (hurricanes or fires at petrochemical facilities), which may increase prices to levels that cannot be fully passed through to customers due to pricing of competing products made from different raw materials or the anticipated length of time the raw material pricing will stay elevated. For more information regarding risks relating to our raw material costs, see “Item 1A. Risk Factors — Risks Relating to Our Business.”

We currently purchase in excess of 850 million pounds of virgin and recycled resin annually from over 480 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.

In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:

•	increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;
•

internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs (approximately 88% of our recycled HDPE resin was internally processed in fiscal year 2017);

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

Seasonality - Our operating results are impacted by seasonality. Historically, sales of our products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction project activity during these periods while fourth quarter results are impacted by the timing of spring in the northern United States and Canada. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay projects, resulting in decreased net sales for one or more quarters, but we believe that these delayed projects generally result in increased net sales during subsequent quarters.

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

Currency Exchange Rates - Although we sell and manufacture our products in many countries, our sales and production costs are primarily denominated in U.S. dollars. We have wholly-owned facilities in Canada, the Netherlands, and Puerto Rico and joint venture facilities in Mexico, Chile, Brazil, Argentina, Colombia and Peru.

Advanced Drainage Systems, Inc.

The functional currencies in the areas in which we have wholly-owned facilities and joint venture facilities other than the U.S. dollar are the Canadian dollar, Euro, Mexican peso, Chilean peso, Brazilian real, Argentine peso and Colombian peso. From time to time, we use derivatives to reduce our exposure to currency fluctuations. During fiscal 2015, we began to implement hedging strategies to manage exposure to the Canadian dollar and, to a lesser extent, the Mexican peso, which we continued in fiscal 2016 and 2017.

Description of our Segments

We operate a geographically diverse business, serving customers in approximately 80 countries. For fiscal 2017, approximately 88% ($1,102.2 million) of net sales were attributable to customers located in the United States and approximately 12% ($155.1 million) of net sales were attributable to customers outside of the United States.

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

Domestic - Our operating results have been, and will continue to be, impacted by macroeconomic trends in the United States. For fiscal 2017, 2016, and 2015, we generated net sales attributable to our Domestic segment of $1,102.2 million, $1,113.8 million, and $1,027.9 million, respectively. Unconsolidated sales for our domestic unconsolidated joint ventures (our Tigre-ADS USA joint venture and our BaySaver joint venture prior to July 17, 2015), were $18.7 million, $20.9 million and $24.9 million in fiscal years 2017, 2016, and 2015, respectively.

International - Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. For fiscal 2017, 2016, and 2015, we generated net sales attributable to our International segment of $155.1 million, $176.9 million, and $152.1 million, respectively. Our investment in the South American Joint Venture is accounted for under the equity method and is not consolidated for financial reporting purposes. The unconsolidated sales of the South American Joint Venture were $42.2 million, $50.3 million, and $58.5 million, in fiscal 2017, 2016, and 2015, respectively.

Recent Developments

Acquisition of Plastic Tubing Industries - In February 2017, we acquired the assets of Plastic Tubing Industries (“PTI”), a manufacturer of HDPE pipe and related accessories, in an all cash transaction for $9.5 million. At the time of acquisition, $8.5 million was paid in cash; the remaining $1.0 million will be paid on August 6, 2018. With the acquisition, we will increase our manufacturing footprint in Georgia and Texas, while adding production capacity to existing manufacturing facilities in Florida, to better serve growing demand in the region.

Non-GAAP Financial Measures

Adjusted EBITDA - Adjusted EBITDA, which is a non-GAAP financial measure, has been presented in this Annual Report on Form 10-K as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

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

Advanced Drainage Systems, Inc.

Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In evaluating adjusted EBITDA, be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Our presentation of adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using adjusted EBITDA. Our measure of adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

For a reconciliation of adjusted EBITDA to net income (loss), the most comparable GAAP measure, see “Item 6. Selected Financial and Operating Data”.

System-Wide Net Sales - System-Wide Net Sales is a non-GAAP measure which equals the sum of the net sales of our Domestic and International segments plus all net sales from our unconsolidated joint ventures (our South American Joint Venture, our Tigre-ADS USA joint venture and our BaySaver joint venture prior to July 17, 2015). We use this metric to measure the overall performance of our business across all of our geographies and markets we serve.

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

The following table presents a reconciliation of System-Wide Net Sales to Net sales, the most comparable GAAP measure, for each of the periods indicated:

(Amounts in thousands)	2017	2016	2015
Net sales	$1,257,261	$1,290,678	$1,180,073
Net sales associated with our unconsolidated affiliates
South American Joint Venture (a)	42,235	50,320	58,454
BaySaver joint venture (b)	—	3,611	10,623
Tigre-ADS USA joint venture (c)	18,691	17,332	14,264
System-Wide Net Sales	$1,318,187	$1,361,941	$1,263,414

(a)	On July 31, 2009, we entered into an arrangement to form our South American joint venture.
(b)

On July 15, 2013, we entered into an arrangement to form our BaySaver joint venture. As of July 17, 2015, we increased our ownership to 65%, and have consolidated BaySaver since that date. As such, net sales from our BaySaver joint venture prior to July 17, 2015 are included in this line item.

(c)	On April 7, 2014, we entered into an arrangement to form our Tigre-ADS USA joint venture.

Advanced Drainage Systems, Inc.

Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding - Adjusted Earnings Per Fully Converted Share (Non-GAAP) is a key metric used by management and our Board of Directors to assess our financial performance as if all shares held by the ESOP and all redeemable common shares were to be converted to common shares. This information is useful to investors as the preferred shares held by the ESOP are required to be distributed to our employees over time, which is done in the form of common stock after the conversion of the preferred shares. As such, this measure is included in this report because it provides the investors with information to understand the impact on the financial statements once all preferred shares are converted and distributed. Adjusted Earnings Per Fully Converted Share (Non-GAAP) is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

For a reconciliation and definition of Adjusted Earnings Per Fully Converted Share (Non-GAAP), Adjusted Net Income (Non-GAAP), and the Weighted Average Fully Converted Common Shares Outstanding (Non-GAAP) to our Net Income (loss) available to common stockholders - Basic, Net income (loss) per share - Basic and Weighted average common shares outstanding - Basic, the most comparable GAAP measures, see “Item 6. Selected Financial and Operating Data”.

Free Cash Flow - Free Cash Flow is a non-GAAP financial measure used by management and the Company’s Board of Directors to assess the Company’s ability to generate cash. Management believes that Free Cash Flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures. Free Cash Flow does not include property, plant and equipment purchases completed through financing arrangements. Free Cash Flow should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of Free Cash Flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

For a reconciliation of Free Cash Flow to Cash flow from operating activities, the most comparable GAAP measure, see “Item 6. Selected Financial and Operating Data”.

Advanced Drainage Systems, Inc.

Results of Operations

Results of Operations by Segment

The following table presents our net sales by segment, net sales by segment as a percentage of total net sales, net income by segment, net income by segment as a percentage of total net income, Segment Adjusted EBITDA and Segment Adjusted EBITDA as a percentage of total Adjusted EBITDA by segment for the periods presented.

(Amounts in thousands)	2017		2016		2015
Net sales by segment
Domestic:
Pipe	$786,546	62.6%	$812,071	62.9%	$771,214	65.4%
Allied Products	315,690	25.1%	301,725	23.4%	256,719	21.8%
Total domestic	1,102,236	87.7%	1,113,796	86.3%	1,027,933	87.1%
International
Pipe	122,384	9.7%	139,731	10.8%	125,407	10.6%
Allied Products	32,641	2.6%	37,151	2.9%	26,733	2.3%
Total international	155,025	12.3%	176,882	13.7%	152,140	12.9%
Total net sales	$1,257,261	100.0%	$1,290,678	100.0%	$1,180,073	100.0%
Net income (loss) by segment
Domestic	$35,118	97.8%	$24,875	81.4%	$(9,443)	255.5%
International	790	2.2%	5,692	18.6%	5,747	(155.5)%
Total net income (loss)	$35,908	100.0%	$30,567	100.0%	$(3,696)	100.0%
Segment Adjusted EBITDA
Domestic	$175,676	90.8%	$162,875	86.9%	$128,973	89.6%
International	17,695	9.2%	24,465	13.1%	14,904	10.4%
Total Adjusted EBITDA	$193,371	100.0%	$187,340	100.0%	$143,877	100.0%

Advanced Drainage Systems, Inc.

Fiscal Year Ended March 31, 2017 Compared with Fiscal Year Ended March 31, 2016

The following table summarizes certain financial information relating to our operating results that have been derived from our consolidated financial statements for the fiscal years ended March 31, 2017 and 2016. Also included is certain information relating to the operating results as a percentage of net sales. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	Fiscal Year Ended March 31, 2017	% of Net Sales	Fiscal Year Ended March 31, 2016	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$1,257,261	100.0%	$1,290,678	100.0%	(2.6)%
Cost of goods sold	961,451	76.5	1,005,326	77.9	(4.4)
Gross profit	295,810	23.5	285,352	22.1	3.7
Selling expenses	91,475	7.3	88,478	6.9	3.4
General and administrative expenses	110,950	8.8	92,504	7.2	19.9
Loss on disposal of assets and costs from exit and disposal activities	8,509	0.7	812	0.1	947.9
Intangible amortization	8,548	0.7	9,224	0.7	(7.3)
Income from operations	76,328	6.1	94,334	7.3	(19.1)
Interest expense	17,467	1.4	18,460	1.4	(5.4)
Derivative (gains) losses and other (income) expense, net	(5,970)	(0.5)	16,575	1.3	(136.0)
Income before income taxes	64,831	5.2	59,299	4.6	9.3
Income tax expense	24,615	2.0	23,498	1.8	4.8
Equity in net loss of unconsolidated affiliates	4,308	0.3	5,234	0.4	(17.7)
Net income	35,908	2.9	30,567	2.4	17.5
Less net income (loss) attributable to the non- controlling interest	2,958	0.2	5,515	0.4	(46.4)
Net income attributable to ADS	$32,950	2.6%	$25,052	1.9%	31.5%

Net sales - Net sales totaled $1,257.3 million in fiscal 2017, decreasing $33.4 million or 2.6%, as compared to $1,290.7 million in fiscal 2016.

	Fiscal Year Ended March 31,
	2017	2016	$ Variance	% Variance
	(in thousands)
Domestic
Pipe	$786,546	$812,071	$(25,525)	(3.1)%
Allied Products	315,690	301,725	13,965	4.6
Total domestic	1,102,236	1,113,796	(11,560)	(1.0)%
International
Pipe	122,384	139,731	(17,347)	12.4%
Allied Products	32,641	37,151	(4,510)	(12.1)
Total international	155,025	176,882	(21,857)	(12.4)
Total net sales	$1,257,261	$1,290,678	$(33,417)	(2.6)%

Our Domestic sales decreased $11.6 million, or 1.0%, as compared to fiscal 2016. Domestic pipe sales decreased $25.5 million, or 3.1%, which was primarily a result of volume decreases of $16.6 million and net price decreases of $8.8 million. The agriculture market has experienced continued sales decreases. Allied product sales increased $14.0 million, or 4.6%, as well as increased sales volume of products sold primarily into the non-residential and infrastructure end markets.

Advanced Drainage Systems, Inc.

International sales decreased $21.9 million, or 12.4%, to $155.0 million in fiscal year 2017, as compared to $176.9 million in the prior year. The decrease in pipe sales resulted from a reduction in volumes of $15.1 million and net price decreases of $2.7 million. There was also a decrease in Allied product sales of $4.5 million, or 12.1%.

Cost of goods sold and Gross profit - Cost of goods sold decreased $43.9 million, or 4.4%, to $961.5 million during year 2017 as compared to $1,005.3 million during fiscal 2016.

Gross profit increased $10.5 million, or 3.7%, to $295.8 million from $285.4 million during fiscal 2016. Gross profit as a percentage of net sales increased to 23.5% in fiscal 2017 from 22.1% in fiscal 2016.

	Fiscal Year Ended March 31,
	2017	2016	$ Variance	% Variance
	(in thousands)
Gross Profit
Domestic	$267,976	$249,817	$18,159	7.3%
International	27,834	35,535	(7,701)	(21.7)
Total gross profit	$295,810	$285,352	$10,458	3.7%

Domestic gross profit increased $18.2 million, or 7.3%, to $268.0 million for fiscal 2017 as compared to $249.8 million during fiscal 2016. The increase was primarily the result of lower raw material costs of $38.7 million due to decreased raw material prices. The increase was offset by the decrease in net sales discussed above, a $5.2 million increase in labor and overhead costs and a $3.5 million increase in transportation expenses.

International gross profit decreased $7.7 million, or 21.7%, for fiscal 2017 over fiscal 2016 primarily due to the decrease in sales discussed above and a $6.6 million increase in labor and overhead cost. The decreases were offset by a $17.2 million decrease in raw material due to decreased raw material cost and a $1.3 million decrease in transportation expenses.

Selling expenses - Selling expenses for fiscal 2017 increased $3.0 million, or 3.4%, over fiscal 2016. The increase was primarily the result of an increase in bad debt expense of $2.9 million primarily resulting from the deterioration of five customer accounts, including a $0.6 million write off of a receivable from an unconsolidated affiliate. As a percentage of net sales, selling expenses increased to 7.3% for fiscal year 2017 compared to 6.9% over fiscal year 2016.

General and administrative expenses - General and administrative expenses for fiscal 2017 increased $18.4 million, or 19.9%, over fiscal 2016. The increase was primarily due to stock-based compensation expense of $8.0 million for fiscal 2017 compared to a benefit of $5.1 million for fiscal 2016. Additionally, legal and professional fees increased by $6.5 million as a result of third-party consulting expenses and ongoing litigation.

Loss on disposal of assets and costs from exit and disposal activities - Loss on the disposal of assets or businesses totaled $8.5 million in fiscal 2017 compared to $0.8 million in fiscal 2016, a net increase of $7.7 million in fiscal 2017 as compared to fiscal 2016. In fiscal 2017, we recorded expenses related to three manufacturing facilities that were closed during fiscal 2017 of approximately $3.5 million and accelerated depreciation of specifically identified obsolete assets of approximately $3.0 million. In addition, we recorded $2.0 million of disposals and partial disposals of fixed assets, as compared to $0.8 million in fiscal 2016.

Intangible amortization - Intangible amortization remained relatively flat in fiscal 2017 compared to fiscal 2016.

Interest expense - Interest expense from our debt and capital lease obligations decreased $1.0 million or 5.4% in fiscal 2017 as compared to fiscal 2016. Our average overall outstanding debt was down by $46.0 million or 11.8% for fiscal 2017 compared to the average balance outstanding for fiscal 2016. The impact of lower debt outstanding on interest expense was partially offset by higher average capital lease obligations of $6.6 million or 9.1% for fiscal 2017 compared to fiscal 2016, which resulted in a decrease in interest expense.

Advanced Drainage Systems, Inc.

Derivative (gains) losses and other (income) expense, net – Derivative (gains) losses and other (income) expense, net, improved to gains of $6.0 million in fiscal 2017 compared to losses of $16.6 million in fiscal 2016. The following table details the net unrealized and realized (gain) loss on derivatives.

	Fiscal Year Ended March 31,
(Amounts in millions)	2017	2016	$ Variance
Net unrealized (gain) loss
Propylene raw material	$(8.0)	$2.9	$(10.9)
Fuel hedging	(2.6)	(0.2)	(2.4)
Realized (gain) loss
Propylene raw material	6.7	11.7	(5.0)
Fuel hedging	1.9	3.1	(1.2)

In addition, fiscal 2016 included a loss of $0.5 million recognized for the fair value remeasurement of our original investment in BaySaver at the time we acquired a controlling interest in July 2015, whereas there was no comparable amount in the current year. The remainder of the change is primarily related to foreign exchange gains.

Income tax expense - The provision for income taxes totaled $24.6 million in fiscal 2017 compared to $23.5 million in fiscal 2016, an increase of $1.1 million. These provisions represent an effective tax rate of 38.0% in fiscal 2017 compared to 39.6% in fiscal 2016. The current year tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes and non-deductible expenses, partially offset by foreign income taxed at lower rates. The current year tax rate decreased from the prior year primarily due to the income tax impacts of the closure of the Puerto Rico manufacturing facility partially offset by the income tax impacts of stock-based compensation. For fiscal 2017, uncertain tax positions related to foreign jurisdictions were released due to the lapse of statute of limitations.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates decreased $0.9 million over fiscal 2017 to a net loss of $4.3 million for fiscal 2017 compared to a net loss of $5.2 million during fiscal 2016. The net loss decreased due to the $4.0 million impairment charge related to our investment in the South American Joint Venture in fiscal 2016, which was partially offset by the $1.3 million impairment charge related to our investment in the South American Joint Venture in fiscal 2017 and our share of higher net losses during fiscal 2017 of $2.5 million compared to $1.4 million during fiscal 2016.

Net income attributable to noncontrolling interest - Income attributable to noncontrolling interest decreased $2.5 million, or 46.4%, to $3.0 million in fiscal 2017 compared to $5.5 million in fiscal year 2016. The decrease was primarily attributable to a decrease in the net income of ADS-Mexicana.

Advanced Drainage Systems, Inc.

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

(Amounts in thousands)	Fiscal Year Ended March 31, 2016	% of Net Sales	Fiscal Year Ended March 31, 2015	% of Net Sales	% Variance
Consolidated Statements of Operations data:
Net sales	$1,290,678	100.0%	$1,180,073	100.0%	9.4%
Cost of goods sold	1,005,326	77.9	974,960	82.6	3.1
Gross profit	285,352	22.1	205,113	17.4	39.1
Selling expenses	88,478	6.9	80,481	6.8	9.9
General and administrative expenses	92,504	7.2	75,855	6.4	21.9
Loss on disposal of assets and costs from exit and disposal activities	812	0.1	362	—	124.3
Intangible amortization	9,224	0.7	9,754	0.8	(5.4)
Income from operations	94,334	7.3	38,661	3.3	144.0
Interest expense	18,460	1.4	19,368	1.6	(4.7)
Derivative losses and other expense, net	16,575	1.3	14,370	1.2	15.3
Income before income taxes	59,299	4.6	4,923	0.4	1,104.5
Income tax expense	23,498	1.8	6,284	0.5	273.9
Equity in net loss of unconsolidated affiliates	5,234	0.4	2,335	0.2	124.2
Net income (loss)	30,567	2.4	(3,696)	(0.3)	(927.0)
Less net income (loss) attributable to the non- controlling interest	5,515	0.4	4,131	0.4	33.5
Net income (loss) attributable to ADS	$25,052	1.9%	$(7,827)	(0.7)%	(420.1)%

Net sales - Net sales totaled $1,290.7 million in fiscal 2016, increasing $110.6 million or 9.4%, as compared to $1,180.1 million in fiscal 2015.

	Fiscal Year Ended March 31,
	2016	2015	$ Variance	% Variance
	(in thousands)
Domestic
Pipe	$812,071	$771,214	$40,857	5.3%
Allied Products	301,725	256,719	45,006	17.5
Total domestic	1,113,796	1,027,933	85,863	8.4%
International
Pipe	139,731	125,407	14,324	11.4%
Allied Products	37,151	26,733	10,418	39.0
Total international	176,882	152,140	24,742	16.3
Total net sales	$1,290,678	$1,180,073	$110,605	9.4%

Our Domestic sales increased $85.9 million, or 8.4%, as compared to fiscal 2015. Domestic pipe sales increased $40.9 million, or 5.3%, due to continued growth in our N-12 HDPE and High Performance Polypropylene product lines and further gains from conversion to our products from traditional products, offsetting lower agricultural sales. Domestic pipe selling prices decreased 0.2% as compared to the prior year. Allied Product sales increased $45.0 million, or 17.5%, due to strong sales volume sold primarily into the non-residential, residential and infrastructure markets. In addition, approximately $10.2 million of the total Allied Product sales increase relates to the acquisition of BaySaver during the second fiscal quarter of fiscal 2016. International sales increased $24.8 million, or 16.3%, to $176.9 million in fiscal 2016, as compared to $152.1 million in the prior year. The growth was primarily due to increased sales in Canada, including in particular the contribution from the acquisition

Advanced Drainage Systems, Inc.

of Ideal Pipe, which increased sales by approximately $39.7 million, helping to offset decreased sales in Mexico of $9.4 million. In addition, the Canadian dollar was approximately 13% weaker against the U.S. dollar during fiscal 2016 compared to fiscal 2015, which had a negative impact on net sales for Canada of $15.2 million during the year ended March 31, 2016.

Cost of goods sold and Gross profit - Cost of goods sold increased $30.3 million, or 3.1%, to $1,005.3 million during fiscal 2016 as compared to $975.0 million during fiscal 2015.

Gross profit increased $80.3 million, or 39.1%, to $285.4 million from $205.1 million during fiscal year 2015. Gross profit as a percentage of net sales increased to 22.1% in fiscal 2016 from 17.4% in fiscal 2015.

	Fiscal Year Ended March 31,
	2016	2015	$ Variance	% Variance
	(in thousands)
Gross Profit
Domestic	$249,817	$179,470	$70,347	39.2%
International	35,535	25,643	9,892	38.6
Total gross profit	$285,352	$205,113	$80,239	39.1%

Domestic gross profit increased $70.4 million, or 39.2%, to $249.8 million for fiscal year 2016 as compared to $179.4 million during fiscal 2015. In addition to the impact of the 8.4% increase in domestic net sales over the prior fiscal year, the increase was driven by a reduction in raw material costs of approximately 10.0%, particularly pipe resin costs. Raw material prices were flat in the first quarter and declined in the second, third and fourth quarters of fiscal 2016 as compared to the prior year periods. Freight costs totaled 9.8% of domestic net sales for both fiscal 2016 and 2015. The higher freight costs relate to increased depreciation charges associated with new tractors and trailers added to the delivery fleet, which offset the benefit of lower diesel fuel. Diesel prices began to moderate towards the end of fiscal year 2015 and continued to decline throughout fiscal 2016. Diesel fuel prices during 2016 were approximately 31.0% below fiscal 2015.

International gross profit increased $9.9 million, or 38.6%, for fiscal year 2016 over fiscal 2015. This was the result of the impact of a 16.3% increase in international net sales, decreased resin costs and improved gross profit performance in Mexico during fiscal 2016.

Selling expenses - Selling expenses for fiscal 2016 increased $8.0 million, or 9.9% over fiscal 2015. The increase as a percentage of net sales for fiscal 2016 was primarily driven by bad debt expense and stock-based compensation. Fiscal 2016 included a benefit of $0.5 million from stock-based compensation as compared to expense of $1.5 million for the comparable period, which was primarily the result of the impact that the decrease in the Company’s stock price had on its accounting for liability-classified stock awards. The increase in bad debt expense of $1.6 million was primarily a result of a write off of a receivable from an unconsolidated affiliate.

General and administrative expenses - General and administrative expenses for the fiscal 2016 increased $16.6 million, or 21.9%, over fiscal 2015.  The increase was primarily the result of significant increases in professional fees for accounting, audit, tax, legal and other professional fees incurred in connection with the restatement of previously filed quarterly and annual financial statements as part of the preparation of our Fiscal 2015 Form 10-K. There were no such amounts in fiscal 2015. These fees amounted to approximately $28.0 million in fiscal year 2016. There was also an increase in salary and compensation expenses of 12%, or $3.4 million, as well as incremental general and administrative expenses related to the Ideal Pipe and BaySaver acquisitions of $1.9 million. There were additional increases related to higher corporate overhead including higher depreciation expense as well as increased legal and administrative costs associated with being a public company. These increases were partially offset by a decrease in stock-based compensation of $26.7 million, which was primarily the result of the impact that the decrease in the Company’s stock price had on its accounting for liability-classified stock awards. Overall, general and administrative expenses amounted to 7.2% of net sales compared to 6.4% in the prior year.

Loss on disposal of assets and costs from exit and disposal activities - Loss on the disposal of assets or businesses totaled $0.8 million in fiscal 2016 compared to of $0.4 million in fiscal 2015, a net increase of $0.4 million in fiscal

Advanced Drainage Systems, Inc.

2016 as compared to fiscal 2015. Businesses sold in fiscal year 2015 related to our GEO-flow product line, while there were no businesses sold in fiscal 2016. Dispositions of machinery and equipment resulted in a loss of $0.8 million and $1.1 million in fiscal 2016 and 2015, respectively, and related to the replacement of assets in the normal course of business.

Intangible amortization - Intangible amortization decreased $0.6 million or 5.4% in fiscal 2016 compared to fiscal 2015. The decrease is mainly the result of intangible assets of $7.8 million becoming fully amortized during fiscal 2015, offset by the additional amortization for the Ideal Pipe intangible assets acquired in the fourth quarter of fiscal 2015 and the BaySaver intangible assets acquired in the second quarter of fiscal 2016.

Interest expense - Interest expense from our debt and capital lease obligations decreased $0.9 million or 4.7% in fiscal 2016 as compared to fiscal 2015. For fiscal 2015, the Company carried a higher Revolving Credit Facility balance through July 2014 until the IPO proceeds were used to reduce the Revolving Credit Facility balance.

Derivative losses and other expense, net - Derivative losses and other expense, net, increased $2.2 million in fiscal 2016 to $16.6 million compared to $14.4 million in fiscal 2015. The increase in expense is predominantly a result of both realized and unrealized losses on hedging activities. The hedging losses in fiscal 2016 were $16.9 million comprised of realized losses on cash settlements of $14.7 million and unrealized losses on mark-to-market adjustments of $2.2 million. This compares to a net hedging loss of $15.4 million incurred during fiscal 2015, consisting of realized losses on cash settlements of $7.7 million and unrealized losses of $7.7 million on the unfavorable mark-to-market adjustments. In addition to the hedging losses, the Company realized a loss of $0.5 million upon completing the acquisition of BaySaver as a result of remeasuring our investment as of the July 17, 2015 step acquisition. See “Note 3. Acquisitions.” The balance of the change relates primarily to foreign currency transaction activity and other insignificant gains or losses.

Income tax expense - The provision for income taxes totaled $23.5 million in fiscal 2016 compared to $6.3 million in fiscal 2015, an increase of $17.2 million. These provisions represent an effective tax rate of 39.6% in fiscal 2016 compared to 127.6% in fiscal 2015. The fiscal 2015 effective tax rate significantly exceeded the federal statutory rate due in part to the significant permanent differences associated with non-deductible ESOP stock appreciation and stock-based compensation expense, the effect of which was increased by the near break-even amount of pre-tax income, whereas the fiscal 2016 effective tax rate more closely approximates a normal effective tax rate for the Company.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates increased $2.9 million over fiscal 2015 to a net loss of $5.2 million for fiscal 2016 compared to a net loss of $2.3 million during fiscal 2015. The increase was primarily due to a $4.0 million impairment charge related to our investment in the South American Joint Venture, which was partially offset by lower net losses generated by the South American Joint Venture which reduced our share of the losses during fiscal 2016 to $1.4 million compared to $2.6 million for the comparable prior year period.

Net income attributable to noncontrolling interest - Income attributable to noncontrolling interest increased $1.4 million, or 33.5%, to $5.5 million in fiscal 2016 compared to $4.1 million in fiscal 2015. As noted above, the 35.0% noncontrolling interest for BaySaver is now included in the fiscal 2016 results beginning after July 17, 2015.

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

As of March 31, 2017, we had $5.1 million in cash that was held by our foreign subsidiaries and undistributed earnings of approximately $28.0 million. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries

Advanced Drainage Systems, Inc.

with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdiction.

At March 31, 2017, we had no undistributed earnings of our unconsolidated subsidiaries included in retained earnings.

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or terminated at any time at our discretion.

Working Capital and Cash Flows

During the fiscal 2017, our net decrease in cash amounted to $0.1 million compared to a net increase of $3.0 million during fiscal 2016. Our source of funds in fiscal 2017 was primarily driven by a decrease in cash used in financing activities offset by increased cash used in investing activities and a decrease in cash used by operations. Our use of cash in fiscal year 2017 was primarily driven by increased inventories, capital expenditures, payment of capital lease obligations, and the payment of dividends. Our source of funds in fiscal 2016 was primarily driven by higher operating earnings and the impact of increased current liabilities, lower inventories and non-cash charges (depreciation, amortization and stock-based compensation expense). Our use of cash in fiscal 2016 was primarily driven by capital expenditures, a reduction of our debt, payment of capital lease obligations, and the payment of dividends. Our source of funds in fiscal 2015 was primarily driven by higher operating earnings, net proceeds of $72.2 million from shares sold during our IPO after deduction of deferred offering costs, and the impact of non-cash charges (depreciation, amortization, compensation expense and share-based compensation expense). Our use of cash in fiscal 2015 was primarily driven by increased inventory balances of $10.1 million the settlement of a Canadian dollar currency hedge related to the Ideal Pipe acquisition of $5.6 million, spending for acquisitions of $36.4 million, net repayment of $54.2 million of debt and payment of $9.3 million of capital lease obligations.

As of March 31, 2017, we had $151.6 million in liquidity, including $6.5 million of cash, $120.1 million in borrowings available under our Revolving Credit Facility and $25.0 million under the senior notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of March 31, 2017, we had consolidated indebtedness (excluding capital lease obligations) of approximately $350.4 million, down $1.2 million compared to March 31, 2016.

The following table sets forth the major sources and uses of cash for each of the periods presented:

(Amounts in thousands)	2017	2016	2015
Statement of Cash Flows data:
Net cash provided by operating activities	$104,239	$135,342	$74,379
Net cash used in investing activities	(61,259)	(49,018)	(76,093)
Net cash (used in) provided by financing activities	(42,825)	(82,964)	1,791

Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital decreased to $184.8 million as of March 31, 2017, from $187.4 million as of March 31, 2016, primarily due to a decrease in accounts receivable of $17.9 million and deferred income taxes and other current assets of $8.9 million. As disclosed in Note 1, the reduction of net current deferred tax assets is due to the adoption of an accounting standard update that requires all deferred tax assets and liabilities to be classified as non-current. These increases were largely offset by an increase in inventory of $27.9 million.

Advanced Drainage Systems, Inc.

Working capital decreased to $187.4 million as of March 31, 2016, from $228.9 million as of March 31, 2015, primarily due to a decrease in inventories of $30.1 million and an increase in accounts payable of $7.7 million and current maturities of long-term debt and capital lease obligations of $29.8 million, largely offset by an increase in receivables of $32.6 million.

Operating Cash Flows - During the fiscal 2017, cash provided by operating activities was $104.2 million as compared with cash provided by operating activities of $135.3 million for fiscal 2016. Cash flow from operating activities during fiscal 2017 was primarily impacted by a $27.9 million increase in inventory and other changes in working capital.

During fiscal 2016, cash provided by operating activities was $135.3 million as compared with cash provided by operating activities of $74.4 million for fiscal 2015. Cash flow from operating activities during fiscal 2016 was primarily impacted by an increase in net income of $34.3 million, a $18.1 million reduction in the use of cash related to changes in current assets and current liabilities, a $29.5 million change in the impact of deferred income taxes and a $5.5 million increase in depreciation and amortization, partially offset by a reduction in ESOP and stock-based compensation of $33.0 million and a reduction in the fair market value adjustments to derivatives of $5.5 million.

Investing Cash Flows - During fiscal 2017, cash used for investing activities was $61.3 million, primarily due to $46.7 million for capital expenditures and additions to capitalized software, and $8.6 million for the acquisition of Plastic Tubing Industries (“PTI”) and $4.6 million for the purchase of equipment through financing.

During fiscal 2016, cash used for investing activities was $49.0 million, primarily due to $44.9 million for capital expenditures and additions to capitalized software, and $3.2 million for the acquisition of BaySaver.

During fiscal 2015, cash used for investing activities was $76.1 million, primarily due to $32.1 million for capital expenditures and additions to capitalized software, a $36.4 million investment in Ideal Pipe, a $3.6 million investment in a domestic joint venture operation created in the first quarter fiscal 2015, and a $4.0 million investment in our international joint venture operation to support growth initiatives.

Financing Cash Flows - During fiscal 2017, cash used in financing activities was $42.8 million, primarily for net debt payments of $5.1 million, payments on our capital lease obligations of $21.8 million and dividend payments of $16.8 million.

During fiscal 2016, cash used in financing activities was $83.0 million, primarily for net debt payments of $48.7 million, payments on our capital lease obligations of $19.8 million and dividend payments of $16.2 million.

During fiscal 2015, cash provided by financing activities was $1.8 million, with net proceeds of $72.2 million from the IPO of our common stock after deducting deferred offering costs, largely offset by net debt payments, payments on our capital lease obligation, IPO offering costs and dividend payments.

Capital Expenditures

Capital expenditures totaled $46.7 million for fiscal 2017. Our capital expenditures were used primarily for major plant equipment replacements, new equipment to provide capacity additions, facility expansions and yard upgrades, our recycled resin initiatives and capitalized software. Our most significant capital expenditures specifically for increased capacity was $7.5 million in fiscal 2017 for the opening of our new manufacturing facility in Harrisonville, MO.

Capital expenditures totaled $44.9 million for fiscal 2016. Our capital expenditures were used primarily for major plant equipment replacements, new equipment to provide capacity additions, facility expansions and yard upgrades, our recycled resin initiatives and capitalized software. Our most significant capital expenditures specifically for increased capacity was $7.9 million in fiscal 2016, primarily for tooling for the Midwest and South regions.

We currently anticipate that we will make capital expenditures of approximately $55-60 million in fiscal 2018. Such capital expenditures are expected to be financed using funds generated by operations.

Advanced Drainage Systems, Inc.

Debt and Capitalized Lease Obligations

See “Note 5. Leases” and “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Term Loans, the Senior Notes and the Company’s capital lease obligations.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants include a Leverage Ratio and a Fixed Charge Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA. The current upper limit is 4.0 times. The Fixed Charge Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA minus Capital Expenditures minus cash income taxes paid, by the sum of Fixed Charges. Fixed Charges include cash interest expense, scheduled principal payments on indebtedness, and ESOP capital distributions in excess of $10 million in a given fiscal year. The current minimum ratio is 1.25 times. We were in compliance with our debt covenants as of March 31, 2017. In December 2016, we determined that certain intercompany loans between ADS Mexicana and ADS, Inc. that occurred between November 2014 and November 2015 that triggered an event of default according to the terms of the ADS Mexicana Revolving Credit Facility. On December 13, 2016, ADS Mexicana obtained a covenant waiver from the lenders.

Contractual Obligations as of March 31, 2017

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$350,361	$37,789	$311,080	$1,492	$—
Interest payments (2)	14,325	10,333	3,961	31	—
Operating leases	12,692	3,004	4,452	2,136	3,100
Capital leases	87,658	24,329	35,465	21,792	6,072
Contractual purchase obligations (3)	18,090	18,090	—	—	—
Total	$483,126	$93,545	$354,958	$25,451	$9,172

(1)	The Secured Bank Term Loans mature in June 2018.
(2)	Based on applicable rates and pricing margins as of March 31, 2017.
(3)	Purchase obligations include commitments with vendors to purchase raw material.

Advanced Drainage Systems, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2017. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22 million. As of March 31, 2017, our South American Joint Venture had approximately $16.0 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $8.0 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Consolidation and Investments-Our consolidated financial statements include our wholly-owned subsidiaries, our majority owned subsidiaries, and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest, including our South American joint venture and our Tigre-ADS USA joint venture.

Significant judgment may be necessary to determine if we are the primary beneficiary of a VIE. The non-controlling interests in our subsidiaries that are consolidated but not wholly owned by us are included in the accompanying financial statements.

We currently consolidate ADS Mexicana as the primary beneficiary. We do not consolidate our South American joint venture or our Tigre-ADS USA joint venture. Changes in the primary beneficiary would change our consolidation conclusion.

Allowance for Doubtful Accounts-We hold receivables from customers in various countries. Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required.

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

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Inventories- Inventories are stated at the lower of cost or market value. Cost is determined using the FIFO method, which is based on analyses that are highly complex due to the significant number of materials purchased by the company. The complexity of the FIFO analysis is further increased in periods of volatile raw material pricing.

Market value is based on estimated net realizable value, which is based on assumptions related to deterioration, obsolescence and other judgmental factors. The valuation of inventory also involves estimates and assumptions relate to which overhead costs qualify for capitalization and in what amounts.

Our lower of cost or market estimate is currently not material.

Accounting for Leases- We enter into leases for buildings, transportation and other equipment, and airplanes. Judgment is required in applying the criteria necessary to determine if a lease should be classified as a capital lease.

Specifically, judgment is required in applying the criteria to determine if a lease should be capitalized including whether to include certain lease renewal periods in the lease term, the present value of minimum lease payments, the fair value of leased assets, and the useful lives of assets.

Changes in which renewal periods are included would impact the asset and the related liability.

Goodwill- Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Implied fair value of goodwill is determined by considering both the income and market approach.

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

We performed our annual impairment test for goodwill as of March 31, 2017. We determined for our Domestic reporting unit that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. We determined for the remaining goodwill that the fair value exceeded the carrying value for each of our reporting units. Accordingly, we did not incur any impairment charges for goodwill in fiscal 2017, 2016 or 2015. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Definite-lived intangible assets -Definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. Asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset.

Indefinite lived intangible assets-Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. To estimate the fair value of these indefinite-lived intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.

Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

We did not record any impairment charges for intangible assets in fiscal 2017, 2016, or 2015. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Other Assets- Other assets includes equity-method investments. We evaluate other assets for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable, and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary.

Under these circumstances, we would adjust the carrying value down to its estimated fair value, which then becomes its new carrying value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions.

We recorded an impairment charge of $1.3 million and $4.0 million in fiscal 2017 and 2016, respectively, on our South American Joint Venture.

Revenue Recognition-We sell pipe products and related water management products. We ship products to customers predominantly by internal fleet and to a lesser extent by third-party carriers. We do not provide any additional revenue generating services after product delivery.

Sales, net of sales tax and allowances for returns, rebates and discounts are recognized from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured. We recognize revenue when both persuasive evidence of an arrangement and the price is fixed or determinable. Title to the products and risk of loss generally passes to the customer upon delivery. We perform credit check procedures on all new customers, establishes credit limits accordingly, and monitors the creditworthiness of existing customers, which is the basis for concluding that collectability is reasonably assured.

We estimate an allowance for doubtful accounts based on numerous factors, including the length of time individual receivables are past due, past transaction history with customers, their credit worthiness and the economic environment.

If our historical experience differs from future experience, our allowance for doubtful accounts could differ.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Employee Stock Ownership Plan (ESOP)- When shares of convertible preferred stock are allocated to the ESOP stock accounts of ESOP participants, we reduce the amount of deferred compensation reflected in Deferred compensation — unearned ESOP shares in mezzanine equity.

	Shares of convertible preferred stock are valued based on an annual valuation for the ESOP by an independent third-party appraisal firm.	If the valuation of shares differ from our estimate, it could result in a significant decrease or increase in ESOP compensation in the fourth quarter.

Stock-Based Compensation Plan-Equity-classified awards are measured based on the grant-date estimated fair value of each award, net of estimated forfeitures, and liability-classified awards are re-measured at their fair value, net of estimated forfeitures, at each relevant reporting date for accounting purposes. Liability-classified stock options are re-measured at fair value each period until they are exercised. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, common stock volatility, expected term of the awards, dividend yield and the risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties.

We developed our assumptions as follows:

•Volatility.

•Expected term.

•Risk-free interest rate.

•Dividend yield.

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

If any of the assumptions used in the model change significantly, stock-based compensation recorded in future periods may differ materially from that recorded previously for liability-classified awards.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Valuation of redeemable convertible preferred stock- Prior to the effective date of the IPO, the trustee of our ESOP had the ability to put the shares of our Redeemable convertible preferred stock to us. If our common stock, which our Redeemable convertible preferred stock may convert to, is no longer a “registration-type class of security” (e.g., in the event of a delisting), the option held by the trustee of the ESOP, which granted it the ability to put the shares of our Redeemable convertible preferred stock to us, would then become applicable. Preferred securities that become redeemable upon a contingent event that is not solely within the control of the Company should be classified outside of permanent equity.

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

If the redemption feature became applicable, there would be adjustments to the fair value of redeemable convertible preferred stock. The current carrying value of redeemable convertible preferred stock are $12.50 per share in equity. Currently, the fair value of redeemable convertible preferred stock is valued at $16.80.

Income Taxes- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized and represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Uncertain tax positions- We recognize uncertain tax positions in accordance with FASB ASC 740, “Income Taxes” which provides guidance related to the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The standard prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. ASC 740, “Income Taxes” also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

They are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.

Initial recognition, derecognition and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date.

As of March 31, 2017, we had valuation allowances of $2.2 million and unrecognized tax benefits of $6.2 million. Although we believe our estimates are reasonable, if these judgments are not accurate then future income tax expense or benefit could be different.

Advanced Drainage Systems, Inc.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Note, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $2.6 million based on our borrowings as of March 31, 2017. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $3.9 million, as of March 31, 2017.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies. One customer has an accounts receivable balance equal to approximately 16% of our Receivables balance as of March 31, 2017.

Raw Material and Commodity Price Risk

Our primary raw materials used in the production of our products are high density polyethylene and polypropylene resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $4 million.

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

Advanced Drainage Systems, Inc.

Our use of forward fixed price contracts, financial hedges and the incorporation of vertical integration for recycled material have increased our focus on efficiency and resulted in lower overall supply costs.

We began a diesel hedging program in 2008 which was executed through several financial swaps covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges covered a significant portion of the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017

Advanced Drainage Systems, Inc.

because of the identified material weaknesses in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2017, due to the fact that material weaknesses previously identified and disclosed had not been remediated. The material weaknesses in our internal control over financial reporting as of March 31, 2017, were in the areas of (i) Company control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment, and (vi) ADS Mexicana revenue recognition cut-off practices.

Following the identification of the material weaknesses referenced below and first noted in fiscal 2015, and with the oversight of the Audit Committee, we have commenced a process to remediate the underlying causes of these material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. We are still in the process of implementing our comprehensive remediation plan as further described below. Accordingly, the previously identified material weaknesses cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively. Management has determined the following six material weaknesses, as previously disclosed, remained outstanding as of March 31, 2017:

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

•

Accounting for Leases – We did not design and maintain effective control over the accounting for leases, and whether certain leases should be classified as operating leases or capital leases. We previously determined that a significant number of such leases previously treated as operating leases should instead be classified as capital leases and included in property, plant and equipment.

•

Accounting for Inventory — We did not design and maintain effective control over the accounting for inventory. We previously identified errors relating to the Company’s incorrect historical calculation of

Advanced Drainage Systems, Inc.

inventory cost including the capitalization of raw material variances, excess capitalization of certain inter-plant freight expense and other overhead costs as well as misclassification of certain other overhead costs.

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

•

ADS Mexicana Revenue Recognition Cut-Off Practices — We did not design and maintain effective controls over our revenue recognition cut-off practices with respect to ADS Mexicana. We previously identified instances where ADS Mexicana would recognize revenue, prior to the date of shipment or transfer of title/ownership, which is not in accordance with GAAP.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2017. Deloitte & Touche LLP’s opinion, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K, is consistent with management’s report on internal control over financial reporting as set forth above.

Ongoing Remediation Process

Management is committed to achieving a strong control environment, high ethical standards and financial reporting integrity. This commitment has continued to be communicated to all of our employees and is the foundation of our remediation efforts.

While certain actions have been taken to enhance our internal control over financial reporting relating to the material weaknesses, we are still in the process of implementing our comprehensive remediation plan. Accordingly, the material weaknesses noted above cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

We have categorized our remediation efforts into three separate initiatives which focus on people, process and technology. As management continues to evaluate and execute towards improving its internal control environment, it may be necessary to take on additional measures to fully remediate the existing material weaknesses.

Examples of the remediation efforts that have been instituted include:

PEOPLE

•	Hiring of Key Positions
•	Ongoing Training and Development
•	Appointment of New Chief Financial Officer and Additional Finance Personnel

Advanced Drainage Systems, Inc.

•	Use of Third-Party Consultants

PROCESS

•	Finance Organization Assessment
•	CEO Communications to Reinforce Compliance
•	Implementation and Enhancement of Entity Level Controls
•	Enhanced Reporting Line Procedures
•	Senior Executive Organizational Assessment
•	Enhanced Employee Outreach and Training on Public Company Culture
•	Additional Training on Ethics, Compliance and Anti-Corruption
•	Establishment of Foreign Operations Committee
•	Enhancement of ADS Mexicana Control Environment
•	Establishment of a New Policy and Enhanced Internal Controls related to Cut-off / Revenue Recognition Practices

TECHNOLOGY

•	Assessment of User Access for Oracle R12 Including Journal Entries
•	System Approval Enhancement for Journal Entries

The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned executive owners to oversee the remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes can be demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or modify our previously disclosed remediation plan. We cannot assure you, however, when we will fully remediate such weaknesses, nor can we be certain of whether additional actions will be required. See above under “Item 1A. Risk Factors — We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our Company and, as a result, the value of our common stock.”

Changes in Internal Control over Financial Reporting

As of March 31, 2017, testing of both the design and operating effectiveness of new and improved controls was completed related to Accounting for Stock-based Compensation, and management concluded that this material weakness in internal controls over financial reporting has been fully remediated. Except for the changes described above there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Advanced Drainage Systems, Inc.

Item 9B.	Other Information

None.

Advanced Drainage Systems, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained under the captions “COMPENSATION OF MANAGEMENT,” “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, “REPORT OF THE COMPENSATION COMMITTEE” and “COMPENSATION DISCUSSION AND ANALYSIS" in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “REPORT OF THE COMPENSATION COMMITTEE” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and "EQUITY COMPENSATION PLAN INFORMATION" in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained under the caption “AUDIT AND OTHER SERVICE FEES” in the Proxy Statement is incorporated herein by reference.

Advanced Drainage Systems, Inc.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)1.	Financial Statements. See “Table of Contents” on page F-1.
(a)2.	Financial Statement Schedules. Schedule II — Consolidated Valuation and Qualifying Accounts.

Other schedules are omitted because they are not required or applicable, or the required information is included in our consolidated financial statements or related notes.

(a)3.	Exhibits. See “Index to Exhibits.”

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2017

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ Joseph A. Chlapaty
Name:	Joseph A. Chlapaty
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)
By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 30, 2017.

	Signature	Title

	/s/ Joseph A. Chlapaty	Chairman of the Board of Directors, Director, President and Chief Executive Officer (Principal Executive Officer)
Joseph A. Chlapaty

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ Robert M. Eversole**	Director
Robert M. Eversole

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ C. Robert Kidder**	Director
C. Robert Kidder

	/s/ Richard A. Rosenthal**	Director
Richard A. Rosenthal

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Abigail S. Wexner**	Director
Abigail S. Wexner

** The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott A. Cottrill
Scott A. Cottrill, Attorney-in-fact

Advanced Drainage Systems, Inc.

Advanced Drainage Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Drainage Systems, Inc. and subsidiaries

Hilliard, Ohio

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems Inc. and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and mezzanine equity, and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advanced Drainage Systems Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, on April 1, 2016, the Company adopted the new accounting guidance at ASU 2015-17 Balance Sheet Classification of Deferred Taxes on a prospective basis.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2017 expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio

May 30, 2017

Advanced Drainage Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Drainage Systems, Inc. and subsidiaries

Hilliard, Ohio

We have audited Advanced Drainage Systems, Inc. and subsidiaries' (the "Company's") internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: an ineffective control environment, accounting for inventory, accounting for leases, journal entry and account reconciliation, an ineffective control environment at ADS Mexicana, and internal controls over financial reporting related to revenue recognition cut-off practices at ADS Mexicana. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2017, of the Company and this report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting

Advanced Drainage Systems, Inc.

as of March 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2017, of the Company and our report dated May 30, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption on April 1, 2016 of the new accounting guidance at ASU 2015-17 Balance Sheet Classification of Deferred Taxes on a prospective basis.

/s/ Deloitte & Touche LLP

Columbus, Ohio

May 30, 2017

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2017	2016
ASSETS
Current assets:
Cash	$6,450	$6,555
Receivables (less allowance for doubtful accounts of $10,431 and $7,956, respectively)	168,943	186,883
Inventories	258,430	230,466
Deferred income taxes and other current assets	6,743	15,658
Total current assets	440,566	439,562
Property, plant and equipment, net	406,858	391,744
Other assets:
Goodwill	100,566	100,885
Intangible assets, net	51,758	59,869
Other assets	46,537	45,256
Total assets	$1,046,285	$1,037,316
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$37,789	$35,870
Current maturities of capital lease obligations	21,450	19,231
Accounts payable	121,922	119,606
Current portion of liability-classified stock-based awards	11,926	10,118
Other accrued liabilities	54,460	65,099
Accrued income taxes	8,207	2,260
Total current liabilities	255,754	252,184
Long-term debt obligation (less unamortized debt issuance costs of $1,723 and $3,131, respectively)	310,849	312,214
Long-term capital lease obligations	58,710	56,809
Deferred tax liabilities	44,007	63,952
Other liabilities	26,530	37,921
Total liabilities	695,850	723,080
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 24,225 and 24,819 shares outstanding, respectively	302,814	310,240
Deferred compensation — unearned ESOP shares	(198,216)	(205,664)
Redeemable noncontrolling interest in subsidiaries	8,227	7,171
Total mezzanine equity	112,825	111,747
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 153,560 shares issued; 55,338 and 54,437 shares outstanding, respectively	12,393	12,393
Paid-in capital	755,787	739,097
Common stock in treasury, at cost	(436,984)	(440,995)
Accumulated other comprehensive loss	(24,815)	(21,261)
Retained deficit	(83,678)	(101,778)
Total ADS stockholders’ equity	222,703	187,456
Noncontrolling interest in subsidiaries	14,907	15,033
Total stockholders’ equity	237,610	202,489
Total liabilities, mezzanine equity and stockholders’ equity	$1,046,285	$1,037,316

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2017	2016	2015
Net sales	$1,257,261	$1,290,678	$1,180,073
Cost of goods sold	961,451	1,005,326	974,960
Gross profit	295,810	285,352	205,113
Operating expenses:
Selling	91,475	88,478	80,481
General and administrative	110,950	92,504	75,855
Loss on disposal of assets and costs from exit and disposal activities	8,509	812	362
Intangible amortization	8,548	9,224	9,754
Income from operations	76,328	94,334	38,661
Other expense:
Interest expense	17,467	18,460	19,368
Derivative (gains) losses and other (income) expense, net	(5,970)	16,575	14,370
Income before income taxes	64,831	59,299	4,923
Income tax expense	24,615	23,498	6,284
Equity in net loss of unconsolidated affiliates	4,308	5,234	2,335
Net income (loss)	35,908	30,567	(3,696)
Less net income attributable to noncontrolling interest	2,958	5,515	4,131
Net income (loss) attributable to ADS	32,950	25,052	(7,827)
Change in fair value of redeemable convertible preferred stock	—	—	(11,054)
Accretion of redeemable noncontrolling interest	(1,560)	(932)	—
Dividends to redeemable convertible preferred stockholders	(1,646)	(1,425)	(661)
Dividends paid to unvested restricted stockholders	(73)	(24)	(11)
Net income (loss) available to common stockholders and participating securities	29,671	22,671	(19,553)
Undistributed income allocated to participating securities	(1,700)	(1,270)	—
Net income (loss) available to common stockholders	$27,971	$21,401	$(19,553)
Weighted average common shares outstanding:
Basic	54,919	53,978	51,344
Diluted	55,624	55,176	51,344
Net income (loss) per share available to common stockholders:
Basic	$0.51	$0.40	$(0.38)
Diluted	$0.50	$0.39	$(0.38)
Cash dividends declared per share	$0.24	$0.20	$0.08

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2017	2016	2015
Net income (loss)	$35,908	$30,567	$(3,696)
Other comprehensive loss:
Currency translation	(5,037)	(8,594)	(11,928)
Comprehensive income (loss)	30,871	21,973	(15,624)
Less other comprehensive loss attributable to noncontrolling interest, net of tax	(1,483)	(2,854)	(3,237)
Less net income attributable to noncontrolling interest	2,958	5,515	4,131
Total comprehensive income (loss) attributable to ADS	$29,396	$19,312	$(16,518)

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$35,908	$30,567	$(3,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,355	71,009	65,472
Deferred income taxes	(8,971)	10,686	(18,762)
Loss on disposal of assets and costs from exit and disposal activities	7,316	812	362
ESOP, stock repurchase agreement and stock-based compensation	17,875	4,382	37,402
Amortization of deferred financing charges	1,408	1,412	1,410
Fair market value adjustments to derivatives	(10,921)	2,163	7,746
Loss on purchase of non-controlling interest	—	490	—
Equity in net loss of unconsolidated affiliates	4,308	5,234	2,335
Gain on bargain purchase of PTI acquisition	(609)	—	—
Other operating activities	(5,871)	7,243	(1,062)
Changes in working capital (see Note 22)	(8,559)	1,344	(16,828)
Net cash provided by operating activities	104,239	135,342	74,379
Cash Flows from Investing Activities
Capital expenditures	(46,676)	(44,942)	(32,080)
Proceeds from disposition of assets or businesses	—	—	538
Cash paid for acquisitions, net of cash acquired	(8,573)	(3,188)	(36,385)
Purchase of property, plant and equipment through financing	(4,620)	—	—
Investment in unconsolidated affiliates	—	—	(7,566)
Proceeds from note receivable to related party	—	3,854	—
Issuance of note receivable to related party	—	(3,854)	—
Other investing activities	(1,390)	(888)	(600)
Net cash used in investing activities	(61,259)	(49,018)	(76,093)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	412,400	409,100	389,200
Payments on Revolving Credit Facility	(382,600)	(448,200)	(432,200)
Payments on Term Loan	(10,000)	(8,750)	(6,250)
Payments on Senior Notes	(25,000)	—	—
Proceeds from notes, mortgages, and other debt	1,000	6,378	—
Payments of notes, mortgages, and other debt	(870)	(7,208)	(4,903)
Payments on loans against CSV life insurance policies	(6,823)	—	(872)
Equipment financing loans	4,620	—	—
Payments on capital lease obligations	(21,760)	(19,780)	(9,278)
Payments for deferred initial public offering costs	—	—	(6,479)
Proceeds from initial public offering of common stock, net of underwriter discounts and commissions	—	—	79,131
Cash dividends paid	(16,820)	(16,240)	(7,869)
Purchase of treasury stock — common	—	—	(3)
Proceeds from option exercises	4,011	1,765	1,986
Other financing activities	(983)	(29)	(672)
Net cash (used in) provided by financing activities	(42,825)	(82,964)	1,791
Effect of exchange rate changes on cash	(260)	(428)	(385)
Net change in cash	(105)	2,932	(308)
Cash at beginning of year	6,555	3,623	3,931
Cash at end of year	$6,450	$6,555	$3,623

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2014	109,934	$11,957	$8,369	100,810	$(448,439)	$(6,830)	$(36,680)	$(471,623)	$18,584	$(453,039)
Net income (loss)	—	—	—	—	—	—	(7,827)	(7,827)	4,131	(3,696)
Other comprehensive loss	—	—	—	—	—	(8,691)	—	(8,691)	(3,237)	(11,928)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(534)	(534)	—	(534)
Common stock dividend ($ 0.08 per share)	—	—	—	—	—	—	(4,270)	(4,270)	—	(4,270)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,065)	(3,065)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,003	—	—	—	—	3,003	—	3,003
Dividend	—	—	—	—	—	—	(127)	(127)	—	(127)
Exercise of common stock options	—	—	8,491	(235)	1,048	—	—	9,539	—	9,539
Redemption of common shares to exercise stock options	—	—	93	7	(93)	—	—	—	—	—
Tax benefit resulting from exercise of certain stock- based compensation awards	—	—	(4)	—	—	—	—	(4)	—	(4)
Restricted stock awards	—	—	5,856	(167)	743	—	—	6,599	—	6,599
Initial Public Offering (IPO)	5,289	53	72,143	—	—	—	—	72,196	—	72,196
Purchase of common stock	—	—	—	—	(3)	—	—	(3)	—	(3)
ESOP distributions in common stock	—	—	4,454	(377)	1,679	—	—	6,133	—	6,133
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	(13,077)	—	—	—	2,023	(11,054)	—	(11,054)
Adjustments to redeemable common stock fair value measurement	—	—	—	—	—	—	(65,921)	(65,921)	—	(65,921)
Termination of redemption feature upon IPO	38,320	383	614,657	—	—	—	—	615,040	—	615,040
Adjustments to redeemable common stock agreements	17	—	19,510	—	—	—	(1,254)	18,256	—	18,256
Balance March 31, 2015	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2014	38,337	$549,359	26,129	$291,720	17,727	$(197,888)	—	$643,191
Net income (loss)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	—	—
Common stock dividend ($ 0.08 per share)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	—	—	(731)	9,141	—	9,141
Dividend	—	—	—	—	(6)	127	—	127
Exercise of common stock options	—	—	—	—	—	—	—	—
Redemption of common shares to exercise stock options	—	—	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—	—	—
Initial Public Offering (IPO)	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	(490)	(6,133)	—	—	—	(6,133)
Adjustments to redeemable convertible preferred stock fair value measurement	—	—	—	34,903	—	(23,849)	—	11,054
Adjustments to redeemable common stock fair value measurement	—	65,921	—	—	—	—	—	65,921
Termination of redemption feature upon IPO	(38,320)	(615,040)	—	—	—	—	—	(615,040)
Adjustments to redeemable common stock agreements	(17)	(240)	—	—	—	—	—	(240)
Balance March 31, 2015	—	$—	25,639	$320,490	16,990	$(212,469)	—	$108,021

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2015	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125
Net income	—	—	—	—	—	—	25,052	25,052	5,080	30,132
Other comprehensive loss	—	—	—	—	—	(5,740)	—	(5,740)	(2,854)	(8,594)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
Common stock dividend ($ 0.20 per share)	—	—	—	—	—	—	(10,815)	(10,815)	—	(10,815)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,577	—	—	—	—	3,577	—	3,577
Dividend	—	—	—	—	—	—	(132)	(132)	—	(132)
Exercise of common stock options	—	—	4,379	(215)	954	—	—	5,333	—	5,333
Restricted stock awards	—	—	582	(69)	309	—	—	891	—	891
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	194	—	—	—	—	194	—	194
ESOP distributions in common stock	—	—	7,443	(631)	2,807	—	—	10,250	—	10,250
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	(573)	—	—	—	—	(573)	—	(573)
Balance March 31, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2015	—	$—	25,639	$320,490	16,990	$(212,469)	$—	$108,021
Net income	—	—	—	—	—	—	435	435
Other comprehensive loss	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	—	—
Common stock dividend ($ 0.20 per share)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	(526)	(526)
Allocation of ESOP shares to participants for:
Compensation	—	—	—	—	(534)	6,673	—	6,673
Dividend	—	—	—	—	(8)	132	—	132
Exercise of common stock options	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	(820)	(10,250)	—	—	—	(10,250)
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	6,330	6,330
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	932	932
Balance March 31, 2016	—	$—	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489
Net income	—	—	—	—	—	—	32,950	32,950	2,236	35,186
Other comprehensive loss	—	—	—	—	—	(3,554)	—	(3,554)	(1,483)	(5,037)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,512)	(1,512)	—	(1,512)
Common stock dividend ($ 0.24 per share)	—	—	—	—	—	—	(13,204)	(13,204)	—	(13,204)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(879)	(879)
Allocation of ESOP shares to participants for:
Compensation	—	—	2,254	—	—	—	—	2,254	—	2,254
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	—	—	6,571	(358)	1,595	—	—	8,166	—	8,166
Restricted stock awards	—	—	2,926	(86)	383	—	—	3,309	—	3,309
Equity classified stock-based compensation expense before related tax effects	—	—	139	—	—	—	—	139	—	139
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	439	—	—	—	—	439	—	439
Reclassification of liability-classified awards	—	—	220	—	—	—	—	220	—	220
ESOP distributions in common stock	—	—	5,393	(457)	2,033	—	—	7,426	—	7,426
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	(1,252)	—	—	—	—	(1,252)	—	(1,252)
Balance March 31, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2016	—	$—	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747
Net income	—	—	—	—	—	—	722	722
Other comprehensive loss	—	—	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	—	—
Common stock dividend ($ 0.24 per share)	—	—	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	(1,226)	(1,226)
Allocation of ESOP shares to participants for:
Compensation	—	—	—	—	(585)	7,314	—	7,314
Dividend	—	—	—	—	—	134	—	134
Exercise of common stock options	—	—	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	—	—	—	—	—	—
ESOP distributions in common stock	—	—	(594)	(7,426)	—	—	—	(7,426)
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—	1,560	1,560
Balance March 31, 2017	—	$—	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” and the “Company”), incorporated in Delaware, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. ADS’s broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products.

The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2017 refers to fiscal 2017, which is the period from April 1, 2016 to March 31, 2017.

The Company is managed based primarily on the geographies in which it operates and reports results of operations in two reportable segments. The reportable segments are Domestic and International.

2014 Initial Public Offering (“IPO”) - On July 11, 2014, in anticipation of the IPO, the Company executed a 4.707-for-one split of its common and its preferred stock. The effect of the stock split on outstanding shares and earnings per share has been retroactively applied to all prior periods presented.

On July 25, 2014, ADS completed the IPO of its common stock, which resulted in the sale by the Company of 5.3 million shares of common stock. ADS received total proceeds from the IPO of $79.1 million after excluding underwriter discounts and commissions of $5.5 million, based upon the price to the public of $16.00 per share. After deducting other offering expenses of $6.9 million, the Company used the net proceeds of $72.2 million to reduce the outstanding indebtedness under the revolving portion of its credit facility. The common stock is listed on the New York Stock Exchange under the symbol “WMS.”

On August 22, 2014, an additional 0.6 million shares of common stock were sold by certain selling stockholders of the Company as a result of the partial exercise by the underwriters of the over-allotment option granted by the selling stockholders to the underwriters in connection with the IPO. The shares were sold at the public offering price of $16.00 per share. The Company did not receive any proceeds from the sale of such additional shares.

2014 Secondary Public Offering (“Secondary Public Offering”) - On December 9, 2014, the Company completed a Secondary Public Offering of common stock, which resulted in the sale of 10.0 million shares of common stock by a certain selling stockholder of the Company at a public offering price of $21.25 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

On December 15, 2014, an additional 1.5 million shares of common stock were sold by a certain selling stockholder of the Company as a result of the full exercise by the underwriters of the over-allotment option granted by the selling stockholder to the underwriters in connection with the Secondary Public Offering. The shares were sold at the public offering price of $21.25 per share. The Company did not receive any proceeds from the sale of such additional shares.

Advanced Drainage Systems, Inc.

Principles of Consolidation - The consolidated financial statements include the Company, its wholly owned subsidiaries, its majority owned subsidiaries, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Consolidated Balance Sheets and the related equity in earnings from these investments are included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the allowance for doubtful accounts, valuation of inventory, useful lives of property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, valuation of equity method investments, goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and the ESOP, valuation of the redeemable common stock and redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

Receivables and Allowance for Doubtful Accounts - Receivables include trade receivables, refundable income taxes and other miscellaneous receivables, net of an allowance for doubtful accounts. Receivables at March 31, 2017 and 2016 are as follows:

(Amounts in thousands)	2017	2016
Trade receivables	$160,655	$158,664
Refundable income taxes	1,468	19,783
Other miscellaneous receivables	6,820	8,436
Receivables	$168,943	$186,883

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

Inventories - Inventories are stated at the lower of cost or market value. The Company’s inventories are maintained on the first-in, first-out (“FIFO”) method. Costs include the cost of acquiring materials, including in-bound freight from vendors and freight incurred for the transportation of raw materials, tooling or finished goods between the Company’s manufacturing plants and its distribution centers, direct and indirect labor, factory overhead and certain corporate overhead costs related to the production of inventory. The portion of fixed manufacturing overhead that relates to capacity in excess of our normal capacity is expensed in the period in which it is incurred and is not included in inventory. Market value of inventory is established based on the lower of cost or estimated net realizable value, with consideration given to deterioration, obsolescence, and other factors. The Company periodically evaluates the carrying value of inventories and adjustments are made whenever necessary to reduce the carrying value to net realizable value.

Advanced Drainage Systems, Inc.

Property, Plant and Equipment and Depreciation Method - Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under capital lease is recorded at the lower of fair market value or the present value of the future minimum lease payments. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter, as follows:

Years
Buildings	40 — 45
Machinery and equipment	3 — 18
Leasehold improvements	Shorter of useful life or life of lease

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss on disposal of assets and costs from exit and disposal activities in our Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. Interest capitalized was $0.6 million, $0.4 million, and $0.5 million during the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

Goodwill - The Company records acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill.

Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. With respect to this testing, a reporting unit is a component of the Company for which discrete financial information is available and regularly reviewed by management. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The fair value estimates are based on assumptions management believes to be reasonable, but are inherently uncertain. For the fiscal 2017, ADS completed a quantitative fair value assessment of the International reporting unit and determined no impairment charge was required.

GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS completed a quantitative fair value measurement of the Domestic reporting unit in March 31, 2016. The test indicated that the fair value of the Domestic reporting unit exceeded the carrying value, indicating that no impairment existed. ADS applied the qualitative assessment to the Domestic reporting unit for the annual impairment test performed as of March 31, 2017. For the current year test, ADS

Advanced Drainage Systems, Inc.

assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the reporting unit fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for goodwill in the fiscal years ended March 31, 2017, 2016, and 2015.

Intangible Assets

Intangible Assets — Definite-Lived- Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. Asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions.

Intangible Assets — Indefinite-Lived- Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions it believes to be reasonable, but that are inherently uncertain. To estimate the fair value of these indefinite-lived intangible assets, the Company uses an income approach, which utilizes a market derived rate of return to discount anticipated performance. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.

GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS completed a quantitative fair value measurement of indefinite-lived trademarks in March 31, 2016. The test indicated that the fair value of the indefinite-lived trademarks substantially exceeded the carrying value, indicating that no impairment existed.

ADS applied the qualitative assessment to specific trademarks for the annual impairment test performed as of March 31, 2017. For the current year test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the trademarks fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for Intangible assets in the fiscal years ended March 31, 2017, 2016, and 2015.

Other Assets - Other assets include investments in unconsolidated affiliates accounted for under the equity method, cash surrender value of officer life insurance on key senior management executives, capitalized software development costs, deposits, Central parts, and other miscellaneous assets. The Company capitalizes development costs for internal use software. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in General and administrative expense, Selling expense or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of Central parts is amortized on a straight line basis over estimated useful lives of 8 to 30 years.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable, and recognizes an

Advanced Drainage Systems, Inc.

impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, the Company would adjust the investment down to its estimated fair value, which then becomes its new carrying value. For the fiscal years ended March 31, 2017 and 2016, the Company recorded an impairment charge of $1.3 million and $4.0 million, respectively, related to its investment in the South American Joint Venture. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations. See Note 10. Investment in Unconsolidated Affiliates.

Other assets as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2017	2016
Investments in unconsolidated affiliates	$8,986	$13,188
Cash surrender value of officer life insurance	12,028	10,739
Capitalized software development costs, net	7,980	7,264
Deposits	1,289	1,319
Central parts	1,856	1,040
Other	14,398	11,706
Total other assets	$46,537	$45,256

The following table sets forth amortization expense related to Other assets in each of the fiscal years ended March 31:

(Amounts in thousands)	2017	2016	2015
Capitalized software development costs	$3,372	$3,872	$3,550
Central parts	54	362	55
Other	1,689	1,898	1,977

Leases - Leases are reviewed for capital or operating classification at their inception. The Company uses the lower of the rate implicit in the lease or its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes cancellable and renewal periods that are reasonably assured. For leases classified as capital leases at lease inception, the Company records a capital lease asset and lease financing obligation equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased asset. The capital lease asset is recorded in Property, plant and equipment, net and amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, the Company records rent expense over the lease term using the straight-line method.

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2017, 2016, and 2015, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted entirely of foreign currency translation gains and losses.

Net Sales - The Company sells pipe products and related water management products. ADS ships products to customers predominantly by internal fleet and to a lesser extent by third-party carriers. The Company does not provide any additional revenue generating services after product delivery.

Sales, net of sales tax and allowances for returns, rebates and discounts are recognized from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable and collectability is reasonably assured. ADS recognizes revenue when both persuasive evidence of an arrangement and the price is fixed or determinable. Title to the products and risk of loss generally passes to the customer upon delivery. ADS performs credit check procedures on all new customers, establishes credit

Advanced Drainage Systems, Inc.

limits accordingly, and monitors the creditworthiness of existing customers, which is the basis for concluding that collectability is reasonably assured.

Shipping Costs - Shipping costs are incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities and from production or distribution facilities to customers. Shipping costs for the fiscal years ended March 31, 2017, 2016, and 2015 were $120.4 million, $120.5 million, and $121.0 million, respectively, and are included in Cost of goods sold. In certain instances, the Company bills shipping costs to customers. Shipping costs billed to customers were $5.5 million, $7.0 million, and $9.3 million during 2017, 2016 and 2015, respectively, and are included in Net sales.

Stock-Based Compensation - See Note 18. Stock-Based Compensation for information about our stock-based compensation award programs and related accounting policies.

Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling expenses in the Consolidated Statements of Operations. The total advertising costs were $3.1 million, $3.2 million, and $2.5 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

Self-Insurance - The Company is self-insured for short term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $39.5 million, $37.5 million, and $32.0 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively, of which employees contributed $5.1 million, $4.5 million, and $4.1 million, respectively.

ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability and employment practices coverage with deductibles ranging from $0.3 million to $0.5 million per occurrence or claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $1.8 million, $2.1 million, and $0.6 million, for the years ended March 31, 2017, 2016, and 2015, respectively.

ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.3 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $2.1 million, $3.9 million, and $1.4 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized and represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities. Penalties and interest recorded on income taxes payable are recorded as part of Income tax expense.

The Company determines whether an uncertain tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation process, based upon the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

Advanced Drainage Systems, Inc.

Fair Values -The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

ADS’s policy for determining when transfers between levels have occurred is to use the actual date of the event or change in circumstances that caused the transfer.

Concentrations of Risk - The Company has a large, active customer base of approximately twenty thousand customers with two customers, Ferguson Enterprises and HD Supply Waterworks, each representing more than 10% of annual net sales. Such customers accounted for 23.5%, 21.1%, and 20.3% of fiscal year 2017, 2016 and 2015 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 15.7% and 14.0% of Receivables at March 31, 2017 and 2016, respectively.

Derivatives - The Company recognizes derivative instruments as either assets or liabilities and measure those instruments at fair value. ADS uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage various exposures to interest rate, commodity price, and exchange rate fluctuations. These instruments do not qualify for hedge accounting treatment and therefore, gains and losses from contract settlements and changes in fair value of the derivative instruments are recognized in Derivative losses (gains) and other expense (income), net in the Consolidated Statements of Operations. The Company’s policy is to present all derivative balances on a gross basis.

The Company also has forward purchase agreements in place with certain resin suppliers for virgin polyethylene resin. The agreements specify a fixed amount of virgin resin material to be purchased at a fixed price for a given period of time in quantities the Company will use in the normal course of business, and therefore, are not subject to the guidance provided in Accounting Standards Codification (“ASC”) 810-15  Consolidation. The cost of such resin is recognized in Cost of goods sold in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Consolidation — In February 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to make changes to consolidation guidance to address concerns of stakeholders that current accounting for certain legal entities might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily

Advanced Drainage Systems, Inc.

on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. This update is effective for annual periods beginning on or after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective April 1, 2016. The update has had no effect on the consolidated financial statements.

Debt Issuance Costs — In April 2015, the FASB issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued an additional accounting standards update that provided supplemental guidance that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates are effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this standard effective April 1, 2016 on a retrospective basis. See Note 12. Debt for additional information about the impact of the adoption of the updates.

Deferred Tax Assets and Liabilities — In November 2015, the FASB issued an accounting standards update which requires entities to classify all deferred tax assets and liabilities, as well as any related valuation allowance, as non-current, rather than separately record the current and non-current portions. This update is effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with early adoption permitted. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this standard on April 1, 2016 on a prospective basis and prior periods have not been adjusted. The impact of the adoption of this standard was a reduction to the net current deferred tax assets balance included in Deferred income taxes and other current assets on the Consolidated Balance Sheets from $11.7 million as of March 31, 2016 to zero as of March 31, 2017, with all deferred tax assets and liabilities as of March 31, 2017 now being classified as non-current. The update had no effect on the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

Internal-Use Software – In April 2017 the FASB issued an accounting standards update to provide guidance to customers concerning whether a cloud computing arrangement includes a software license. Under this new standard, 1) if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for in a manner consistent with the acquisition of other software licenses, or 2) if the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The standard will take effect for public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods. The Company adopted the new standard on April 1, 2016 on a prospective basis. The update did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition — In May 2014, the FASB issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional accounting standards update that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional accounting standards

Advanced Drainage Systems, Inc.

updates issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company expects to adopt this standard effective April 1, 2018. The Company has not yet selected a transition method and is currently evaluating the impact of this amendment on the consolidated financial statements.

Measurement of Inventory — In July 2015, the FASB issued an accounting standards update which requires entities to measure most inventory at the lower of cost and net realizable value, simplifying current guidance under which an entity must measure inventory at the lower of cost or market. The determination of market value, under current guidance, is considered unnecessarily complex as there are several potential outcomes based on its definition as replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. Whereas net realizable value, under the update, is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company expects to adopt this standard effective April 1, 2017. The Company does not expect the adoption of this new standard to have a material impact on the consolidated financial statements.

Leases — In February 2016, the FASB issued an accounting standards update which amends the guidance for leases. This amendment contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The amendment also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs such as property taxes and insurance, as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The updated standard requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. The Company expects to adopt this standard effective April 1, 2019. The Company has not yet determined whether to apply any of the available practical expedients. The Company has begun the process of reviewing contracts under the new standard to determine the impact the new standard will have on the consolidated financial statements. The Company is also in process of implementing a new software solution to improve the process of accounting for leases under the current and new standard.

Stock-Based Compensation — In March 2016, the FASB issued an accounting standards update which is intended to simplify certain aspects of the accounting for stock-based compensation. The Company will adopt the standard on April 1, 2017. This update contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. This standard is expected to result in increased volatility to the income tax expense in future periods dependent upon the timing of employee exercises of stock options, the price of the Company's common stock and the vesting of restricted stock awards. Excess tax benefits will now be classified as operating cash flows rather than financing cash flows.

The amendment also contains potential changes to the accounting for forfeitures, whereby entities can elect to either continue to apply the current GAAP requirement to estimate forfeitures when determining compensation expense, or to alternatively reverse the compensation expense of forfeited awards when they occur. The Company will account for forfeitures as they occur, which may result in expense volatility based on the timing of forfeitures.

In addition, the amendment also modifies the net-share settlement liability classification exception for statutory income tax withholdings, whereby the new guidance allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company included this provision in awards issued in fiscal 2017 and

Advanced Drainage Systems, Inc.

modified previously issued awards on April 1, 2017. See the note regarding Subsequent Events for further information on the modification.

Measurement of Credit Losses — In June 2016, the FASB issued an accounting standards update which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This accounting standards update requires the use of an impairment model referred to as the current expected credit loss model. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Cash Flow Classification — In August 2016, the FASB issued an accounting standards update which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company expects to adopt this standard effective April 1, 2018. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Definition of a Business – In January 2017, the FASB issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard effective April 1, 2018. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Goodwill Impairment – In January 2017, the FASB issued an accounting standards update which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effect for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

With the exception of pronouncements described above, there have been no new accounting pronouncements that have significance, or potential significance, to our consolidated financial statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

Periodically, the Company will dispose of equipment, including equipment accounted for as capital leases. The net loss on the disposition of the equipment was $8.5 million, $0.8 million, and $1.1 million during the fiscal 2017, 2016 and 2015, respectively.

The Company recorded expenses related to three manufacturing facilities that were closed during fiscal 2017 of approximately $3.5 million. In addition, the Company accelerated depreciation of specifically identified obsolete assets of approximately $3.0 million, and recorded $2.0 million of disposals and partial disposals of fixed assets.

Advanced Drainage Systems, Inc.

In the fourth quarter of fiscal 2015, the Company completed the sale of product-related intellectual property rights that were not significant. The sales price was $0.8 million, consisting of a cash payment of $0.2 million plus other consideration in the form of a note receivable for $0.6 million. The sale did not involve any tangible assets, and the related intellectual property rights had no net book value, resulting in a net gain recognized of $0.8 million.

3.	ACQUISITIONS

Fiscal 2017 Acquisition of Plastic Tubing Industries

On February 6, 2017, ADS acquired Plastic Tubing Industries (“PTI”), a manufacturer of HDPE pipe and related accessories. With the acquisition, ADS will increase its manufacturing footprint in Georgia and Texas, while adding production capacity to the existing ADS manufacturing facilities in Florida, to better serve growing demand in the region. The purchase price of PTI was $9.5 million, financed through the existing line of credit facility. At the time of acquisition, $8.5 million was paid in cash; the remaining $1.0 million will be paid on August 6, 2018. The results of operations of PTI are included in the Consolidated Statements of Operations after February 6, 2017. The Net sales and Income before income taxes of PTI since the acquisition date included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2017 were immaterial.

The fair value of the net assets acquired exceeded the purchase price. The difference was recognized as a gain on bargain purchase in fiscal 2017. The purchase price allocation is as follows:

(Amounts in thousands)
Intangible assets	$160
Inventory	2,050
Property, plant and equipment	7,899
Fair value of net assets acquired	10,109
Purchase price	9,500
Gain on bargain purchase	$609

The acquired identifiable intangible assets represent trade name of $0.2 million (seven-year useful life). The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2015 and includes adjustments for amortization of intangibles and depreciation of fixed asset. This unaudited pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on April 1, 2015 or of future results. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

	Proforma
(Amounts in thousands)	2017	2016
Net sales	$1,266,602	$1,302,120
Net income attributable to ADS	33,634	25,100

Unaudited pro forma net income attributable to ADS for the fiscal years ended March 31, 2017 and 2016 has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes, of less than $0.1 million, and depreciation expense, net of related income taxes, of $0.6 million.

Fiscal 2016 Step Acquisition of BaySaver

On July 17, 2015, ADS Ventures, Inc. (“ADS/V”), a wholly-owned subsidiary of the Company, acquired an additional 10% of the issued and outstanding membership interests in BaySaver, increasing the Company’s total ownership interest in BaySaver to 65%, for a purchase price of $3.2 million, plus contingent consideration with an initial estimated fair value of $0.8 million. Concurrent with the purchase of the additional membership investment, the BaySaver joint venture agreement was amended to modify the voting

Advanced Drainage Systems, Inc.

rights from an equal vote for each member to a vote based upon the ownership interest. As a result, the Company has accounted for this transaction as a business combination with BaySaver being consolidated into the financial statements after July 17, 2015.

As the Company has accounted for the investment in BaySaver prior to the purchase of the 10% additional membership interest under the equity method of accounting, the Company accounted for this business combination as a step acquisition and recognized a loss of $0.5 million on remeasurement to fair value of the previously held investment. The loss is included in Derivative losses and other expense, net in the Consolidated Statements of Operations. The fair value of our BaySaver investment immediately before the July 17, 2015 acquisition was measured based on a combination of the discounted cash flow and guideline public company valuation methods and involves significant unobservable inputs (Level 3). These inputs include projected sales, margin, required rate of return and tax rate for the discounted cash flow method, as well as implied pricing multiples, and guideline public company group for the guideline public company method.

The purchase price was determined as follows:

(Amounts in thousands)
Acquisition-date fair value of prior equity interest	$4,220
Acquisition-date fair value of noncontrolling interest	6,330
Cash paid at acquisition date	3,200
Fair value of contingent consideration	750
Total purchase price	$14,500

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

Redeemable noncontrolling interest in subsidiaries is classified as mezzanine equity in the Consolidated Balance Sheets due to a put option held by the joint venture partner, which may be exercised on or after April 1, 2017. The redeemable noncontrolling interest balance will be accreted to the estimated redemption value using the effective interest method until April 1, 2017.

The excess of the purchase price over the fair value of the net assets acquired of $2.5 million was allocated to goodwill, assigned to the Domestic segment, and consists primarily of the acquired workforce and sales and cost synergies the two companies anticipate realizing as a combined company. None of the goodwill is deductible for tax purposes.

The purchase price allocation is as follows:

(Amounts in thousands)
Cash	$12
Other current assets	2,262
Property, plant and equipment	164
Goodwill	2,495
Intangible assets	10,800
Other assets	152
Current liabilities	(1,385)
Total purchase price	$14,500

Advanced Drainage Systems, Inc.

The acquired identifiable intangible assets represent customer relationships of $5.4 million, developed technology of $4.0 million and trade name and trademark of $1.4 million, each of which have an estimated 10-year useful life. Transaction costs were immaterial.

The net sales and income before income taxes of BaySaver since the acquisition date included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2016 were $10.2 million, and $1.2 million, respectively.

The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2014 and includes adjustments for amortization of intangibles, interest expense and the prior equity method accounting for BaySaver. This unaudited pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on April 1, 2014 or of future results. The unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

	Proforma
(Amounts in thousands)	2016	2015
Net sales	$1,294,277	$1,190,749
Net income (loss) attributable to ADS	25,090	(7,799)

Unaudited pro forma net income attributable to ADS has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes and amounts related to the noncontrolling interest, of $0.1 million and $0.3 million, additional interest expense, net of related income taxes and amounts related to the noncontrolling interest, of less than $0.1 million and less than $0.1 million, and the impact of our prior equity method accounting of $0.1 million and $0.3 million, net of related income taxes, for the year ended March 31, 2016 and 2015, respectively.

Fiscal 2015 Acquisition of Ideal Pipe

On January 30, 2015, Hancor of Canada, Inc., a wholly-owned subsidiary of the Company, acquired all issued and outstanding shares of Ideal Drain Tile Limited and Wave Plastics Inc., the sole partners of Ideal Pipe (together “Ideal Pipe”). Ideal Pipe designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products used across a broad range of Canadian end markets and applications, including nonresidential, residential, agriculture, and infrastructure applications. The acquisition further strengthens the Company’s position in Canada by increasing its size and scale in the market, as well as enhancing manufacturing, marketing and distribution capabilities. The purchase price of Ideal Pipe was $43.8 million, financed through cash acquired and the existing line of credit facility. The results of operations of Ideal Pipe are included in the Consolidated Statements of Operations after January 30, 2015. The Net sales and Income before income taxes of Ideal Pipe since the acquisition date included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2015 were immaterial.

The excess of the purchase price over the fair value of the net assets acquired of $10.7 million was allocated to goodwill, assigned to the International segment, and consists primarily of the acquired workforce and synergies the two companies anticipate realizing as a combined company. None of the goodwill is deductible for tax purposes. The purchase price allocation is as follows:

(Amounts in thousands)
Cash	$7,443
Other current assets	9,036
Property, plant and equipment	27,258
Goodwill and intangible assets	18,890
Current liabilities	(12,721)
Non-current liabilities	(6,078)
Total purchase price	$43,828

Advanced Drainage Systems, Inc.

Transaction costs were immaterial. However, the Company did incur a loss on a currency hedge related to the purchase of Ideal Pipe in the amount of $5.6 million which was recorded in Derivatives losses (gains) and other expense (income), net in the Consolidated Statements of Operations. The Company used this currency hedge to fix the purchase price which was denominated in Canadian dollars from the agreement date until the transaction ultimately closed on January 30, 2015.

The acquired identifiable intangible assets represent customer relationships of $4.9 million (seven-year useful life), trade name of $3.1 million (10-year useful life), and non-compete agreements of $0.3 million (three-year useful life). The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2014 and includes adjustments for amortization of intangibles, depreciation of fixed assets and interest expense. This unaudited pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on April 1, 2013 or of future results. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

Proforma
(Amounts in thousands)	2015
Net sales	$1,217,431
Net (loss) income attributable to ADS	(6,118)

Unaudited pro forma net income attributable to ADS for the fiscal year ended March 31, 2015 has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes, of $0.7 million, reduced depreciation expense, net of related income taxes, of less than ($0.1) million and additional interest expense, net of related income taxes, of $0.5 million.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2017	2016
Land, buildings and improvements	$189,163	$178,189
Machinery and equipment	771,878	730,791
Construction in progress	14,022	14,902
Total cost	975,063	923,882
Less accumulated depreciation	(568,205)	(532,138)
Property, plant and equipment, net	$406,858	$391,744

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31:

(Amounts in thousands)	2017	2016	2015
Depreciation expense (inclusive of leased assets depreciation)	$58,692	$55,650	$50,136

Advanced Drainage Systems, Inc.

5.	LEASES

Capital Leases - The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets included in Property, plant and equipment consisted of the following:

(Amounts in thousands)	2017	2016
Buildings and improvements	$6,044	$6,131
Machinery and equipment	199,813	186,258
Total cost	205,857	192,389
Less accumulated depreciation	(108,144)	(102,572)
Leased assets in Property, plant and equipment, net	$97,713	$89,817

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

(Amounts in thousands)	2017	2016	2015
Lease interest expense	$3,864	$3,367	$2,249
Depreciation of leased assets	17,415	15,782	13,943

The following is a schedule by year of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of March 31, 2017:

(Amounts in thousands)
2018	$24,329
2019	19,784
2020	15,681
2021	12,521
2022	9,271
Thereafter	6,072
Total minimum lease payments(a)	$87,658
Less: amount representing interest(b)	7,498
Present value of net minimum lease payments	$80,160
Current maturities of capital lease obligations	21,450
Long-term capital lease obligations	58,710
Total lease obligation	$80,160

(a)	Excludes contingent rentals which may be paid. Contingent rentals amounted to $0.6 million, $0.1 million and $0.8 million for the years ended March 31, 2017, 2016 and 2015, respectively.
(b)	Amount necessary to reduce minimum lease payments to present value calculated at the lower of the rate implicit in the lease or the Company’s incremental borrowing rate at lease inception.

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

Advanced Drainage Systems, Inc.

Operating leases - The Company leases certain real estate and office equipment under various cancellable and non-cancellable operating lease agreements that expire at various dates through fiscal year 2037.

Future minimum rental commitments under non-cancellable operating leases as of March 31, 2017, are summarized below (amounts in thousands):

	2018	2019	2020	2021	2022	Thereafter
Future operating lease payments	$3,004	$2,531	$1,921	$1,381	$755	$3,100

Total rent expense was $6.6 million, $6.3 million, and $4.0 million in the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

6.	INVENTORIES

Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2017	2016
Raw materials	$52,746	$46,604
Finished goods	205,684	183,862
Total Inventories	$258,430	$230,466
The Company had no work-in-process inventories as of March 31, 2017 and 2016.

During fiscal years ended March 31, 2017 and 2016, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $21.2 million and $18.0 million, respectively, of which $6.3 million and $5.3 million remained in inventory at March 31, 2017 and 2016, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at April 1, 2015	$87,507	$11,172	$98,679
Acquisition	2,495	—	2,495
Currency translation	—	(289)	(289)
Balance at March 31, 2016	$90,002	$10,883	$100,885
Currency translation	—	(319)	(319)
Balance at March 31, 2017	$90,002	$10,564	$100,566

Advanced Drainage Systems, Inc.

Intangible Assets - Intangible assets as of March 31, 2017 and 2016 consisted of the following:

	2017			2016
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$27,580	$(14,888)	$12,692	$44,579	$(29,371)	$15,208
Customer relationships	40,767	(26,768)	13,999	40,732	(22,646)	18,086
Patents	7,512	(4,768)	2,744	7,048	(4,167)	2,881
Non-compete and other contractual agreements	1,242	(1,102)	140	1,242	(842)	400
Trademarks and tradenames	15,741	(5,465)	10,276	15,563	(4,195)	11,368
Total definite-lived intangible assets	92,842	(52,991)	39,851	109,164	(61,221)	47,943
Indefinite-lived intangible assets
Trademarks	11,907	—	11,907	11,926	—	11,926
Total Intangible assets	$104,749	$(52,991)	$51,758	$121,090	$(61,221)	$59,869

The gross intangible asset value of developed technology decreased due to write-offs of fully amortized intangible assets in fiscal 2017.

The following table presents the weighted average amortization period for definite-lived intangible assets at March 31, 2017:

Weighted Average Amortization Period (in years)
Developed technology	11.0
Customer relationships	8.5
Patents	8.3
Non-compete and other contractual agreements	5.1
Trademarks and tradenames	13.5

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2017:

	Fiscal Year
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Amortization expense	$7,847	$7,692	$6,006	$5,865	$4,224	$8,217	$39,851

8.	FAIR VALUE MEASUREMENT

When applying fair value principles in the valuation of assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the fiscal years presented. The fair value estimates take into consideration the credit risk of both the Company and its counterparties.

When active market quotes are not available for financial assets and liabilities, ADS uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value. Generally, the fair value of our Level 3 instruments is estimated as the net present value of expected future cash flows based on internal and external inputs.

Advanced Drainage Systems, Inc.

Recurring Fair Value Measurements

The assets, liabilities and mezzanine equity carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$179	$—	$179	$—
Total assets at fair value on a recurring basis	$179	$—	$179	$—
Liabilities:
Derivative liability - diesel fuel contracts	$142	$—	$142	$—
Contingent consideration for acquisitions	1,348	—	—	1,348
Total liabilities at fair value on a recurring basis	$1,490	$—	$142	$1,348

	March 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — currency forward contracts	$11	$—	$11	$—
Total assets at fair value on a recurring basis	$11	$—	$11	$—
Liabilities:
Derivative liability — interest rate swaps	$252	$—	$252	$—
Derivative liability — diesel fuel contracts	2,615	—	2,615	—
Derivative liability — propylene swaps	8,027	—	8,027	—
Contingent consideration for acquisitions	2,858	—	—	2,858
Total liabilities at fair value on a recurring basis	$13,752	$—	$10,894	$2,858

Quantitative Information about Level 3 Fair Value Measurements
(Amounts in thousands)
Liabilities & Mezzanine Equity	Fair Value at 3/31/17	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$1,348	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.50%

Liabilities & Mezzanine Equity	Fair Value at 3/31/16	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$2,858	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.75%-10%

(a)	Represents discount rates or rates of return estimates and assumptions that the Company believes would be used by market participants when valuing these liabilities.

Advanced Drainage Systems, Inc.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2017 and 2016 were as follows:

Contingent consideration
Balance at March 31, 2015	$2,444
Acquisition	750
Change in fair value	371
Payments of contingent consideration liability	(707)
Balance at March 31, 2016	$2,858
Change in fair value	(266)
Payments of contingent consideration liability	(1,244)
Balance at March 31, 2017	$1,348

There were no transfers in or out of Levels 1, 2 and 3 for the fiscal years ended March 31, 2017 and 2016.

Valuation of Contingent Consideration for Acquisitions - The fair values of the contingent consideration payables for acquisitions were calculated based on a discounted cash flow model, whereby the probability-weighted future payment value is discounted to the present value using a market discount rate. The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of Redeemable Common Stock and Executive Stock Repurchase Agreements Obligations - The redemption feature of our redeemable common stock allowing the holder to put its shares to ADS for cash, as discussed in the previous paragraph, became unenforceable upon effectiveness of the IPO on July 25, 2014. As a result, the redeemable common stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO.

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

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in Note 12. Debt) were $75.0 million and $75.9 million, respectively, as of March 31, 2017 and $100.0 million and $101.2 million, respectively, at March 31, 2016. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

Advanced Drainage Systems, Inc.

Non-recurring Fair Value Measurements

Valuation of Investment in the South American Joint Venture - During the fourth quarter of the fiscal years ended March 31, 2017 and 2016, the Company recorded an impairment charge related to its investment in the South American Joint Venture equal to the difference between the fair value of the investment and the carrying value. The method used to value the investment is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. In the determination of fair value of its investment, the Company used a weighted income approach, based on internal forecasts of expected future cash flows, and market approach, based on comparable public companies. Significant unobservable inputs included the WACC used to discount the future cash flows, which were between 9.3% and 16.5%, based on the markets in which the South American Joint Venture conducts business. See Note 10. Investment in Unconsolidated Affiliates.

9.	INVESTMENT IN CONSOLIDATED AFFILIATES

ADS participates in two consolidated joint ventures, ADS Mexicana, which is 51% owned by the Company’s wholly-owned subsidiary ADS Worldwide, Inc., and BaySaver, which is 65% owned by the Company’s wholly-owned subsidiary ADS Ventures, Inc. In each case, the equity owned by the Company’s joint venture partner is shown as either Noncontrolling interest in subsidiaries (in the case of ADS Mexicana) or Redeemable noncontrolling interest in subsidiaries (in the case of BaySaver) in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

ADS Mexicana - ADS participates in joint ventures from time to time for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe in emerging markets. ADS invested in ADS Mexicana for the purpose of expanding upon our growth of manufacturing and selling ADS licensed HDPE corrugated pipe and related products in the Mexican and Central American markets via the joint venture partner’s local presence and expertise throughout the region. The Company owns a 51% equity interest in ADS Mexicana. The Company executed a Technology, Patents and Trademarks Sub-License Agreement and a Distribution Agreement with ADS Mexicana that provides ADS Mexicana with the rights to manufacture and sell ADS licensed products in Mexico and Central America. The Company has concluded that it holds a variable interest in and is the primary beneficiary of ADS Mexicana based on the power to direct the most significant activities of ADS Mexicana and the obligation to absorb losses and the right to receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, the Company is required to consolidate the assets and liabilities of ADS Mexicana.

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2017 and 2016. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2017	2016
Assets
Current assets	$24,952	$27,650
Property, plant and equipment, net	19,262	17,461
Other noncurrent assets	2,269	1,742
Total assets	$46,483	$46,853
Liabilities
Current liabilities	$11,042	$10,769
Noncurrent liabilities	2,961	5,390
Total liabilities	$14,003	$16,159

BaySaver - BaySaver was established in July 2013 to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company’s original investment represented a 55% equity interest and a 50% voting interest in BaySaver. On July 17, 2015, the Company acquired an

Advanced Drainage Systems, Inc.

additional 10% of the issued and outstanding membership interests in the BaySaver joint venture. Concurrent with the additional investment in July 2015, the Company also entered into an amendment to the BaySaver joint venture agreement to change the voting rights from an equal vote for each member to a vote based upon the ownership interest. As a result, the Company increased its ownership interest to 65% of the issued and outstanding membership interests in BaySaver and obtained the majority of the voting rights.

As such, while the Company had previously accounted for its investment in BaySaver under the equity method of accounting, the Company has concluded that the additional investment results in a step acquisition of BaySaver that will be treated as a business combination. As a result, the consolidated financial statements include the consolidation of BaySaver’s financial statements beginning on July 17, 2015. See Note 3. Acquisitions for additional information.

The table below includes the assets and liabilities of BaySaver that are consolidated as of March 31, 2017 and 2016. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2017	2016
Assets
Current assets	$2,572	$3,121
Property, plant and equipment, net	111	140
Other noncurrent assets	11,568	12,668
Total assets	$14,251	$15,929
Liabilities
Current liabilities	$1,344	$1,696
Total liabilities	$1,344	$1,696

10.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company participates in two unconsolidated joint ventures, South American Joint Venture, which is 50% owned by the Company’s wholly-owned subsidiary ADS Chile, and Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which is 49% owned by the Company’s wholly-owned subsidiary ADS Ventures, Inc. In each case, the Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Consolidated Balance Sheets.

South American Joint Venture - The Company’s investment in this unconsolidated joint venture was formed for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. The Company is not required to consolidate the South American Joint Venture as it is not the primary beneficiary, although the Company does hold a significant variable interest in the South American Joint Venture through the equity investment and debt guarantee.

Summarized financial data as of the fiscal years ended March 31 for the South American Joint Venture is as follows:

(Amounts in thousands)	2017	2016
Investment in South American Joint Venture	$6,559	$10,256
Net Receivable from South American Joint Venture	3,639	3,201

During the fourth quarter of the fiscal years ended March 31, 2017 and 2016, the Company determined there was an other-than-temporary decline in the fair value of its investment in the South American Joint Venture, resulting from a further decline of unfavorable regional economic conditions. Accordingly, the Company recorded an impairment charge of $1.3 million and $4.0 million, respectively, reducing the carrying value of the investment to its fair value. The impairment charge resulted in a basis difference between the cost of the

Advanced Drainage Systems, Inc.

investment and the amount of underlying equity in net assets of the South American Joint Venture of $4.9 million and $4.0 million as of March 31, 2017 and 2016 respectively. The basis difference will be amortized over the estimated remaining useful life of the underlying fixed assets, 9 years. The Company recognized $0.4 million and less than $0.1 million of amortization of the basis difference in fiscal 2017 and 2016, respectively. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations.

Tigre-ADS USA - On April 7, 2014, ADS Ventures, Inc., a wholly-owned subsidiary of the Company, and Tigre S.A. — Tubos e Conexoes entered into a stock purchase agreement to form a joint venture, Tigre-ADS USA. The joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The Company acquired 49% of the outstanding shares of capital stock of Tigre-ADS USA for $3.6 million. The joint venture represents a continuation of the existing activities of Tigre-ADS USA through its Janesville, Wisconsin manufacturing facility. The Company is not required to consolidate Tigre-ADS USA as it is not the primary beneficiary, although the Company does hold a significant variable interest in Tigre-ADS USA through the equity investment.

Summarized financial data as of the fiscal years ended March 31 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	2017	2016
Investment in Tigre-ADS USA	$2,427	$2,932
Receivable from Tigre-ADS USA	9	45

11.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates its interest in ADS Mexicana for financial reporting purposes. During the fiscal years ended March 31, 2017, 2016, and 2015, ADS Mexicana compensated certain shareholders and former shareholders of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business and a noncompete arrangement, respectively. These cash payments totaled $0.2 million, $0.2 million, and $0.5 million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with their related parties which totaled $0, $0, and $3.8 million in the years ended March 31, 2017, 2016, and 2015, respectively. Outstanding receivables related to these sales were $0.2 million and $0.3 million at March 31, 2017 and 2016, respectively.

In February 2015, ADS Mexicana loaned $5.0 million to an entity owned by a Grupo Altima shareholder and such loan was repaid the same month. The applicable interest rate for the loan was 2.35%.

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

The Company is the guarantor of 100% of the ADS Mexicana Revolving Credit Facility, and the maximum potential payment under this guarantee totals $12.0 million. See Note 12. Debt.

Advanced Drainage Systems, Inc.

South American Joint Venture -The Company’s South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2017. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2017 and 2016, the outstanding principal balance of the credit facility including letters of credit was $16.0 million and $16.7 million, respectively. As of March 31, 2017, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2017 was 6.58% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which were $1.3 million and $1.2 million in the fiscal years ended March 31, 2017 and 2016, respectively. ADS pipe sales to the South American Joint Venture were $0.9 million and $1.8 million in the fiscal years ended March 31, 2017 and 2016, respectively.

BaySaver - BaySaver is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding stock of BaySaver and consolidates its interest in BaySaver. BaySaver may at times provide short-term financing to ADS to enhance liquidity. As of March 31, 2015, BaySaver held unsecured, interest-free, notes receivable from ADS of $0.5 million, which were fully paid in fiscal year 2016.

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

Tigre-ADS USA - Tigre-ADS USA is a joint venture established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. ADS owns 49% of the outstanding shares of capital stock of Tigre-ADS USA. The joint venture represents a continuation of the existing activities of Tigre-ADS USA through its Janesville, Wisconsin manufacturing facility.

ADS purchased $1.6 million, $0.7 million and $0.1 million of Tigre-ADS USA manufactured products for use in the production of ADS products during fiscal years 2017, 2016 and 2015, respectively.

Advanced Drainage Systems, Inc.

12.	DEBT

The adoption on April 1, 2016 of the accounting standard updates relating to debt issuance costs required retrospective presentation, which led the Company to reduce its Other assets and its Long-term debt obligation on its Consolidated Balance Sheet as of March 31, 2016 by $3.1 million. The updates had no effect on the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity and Mezzanine Equity.

Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2017	2016
Secured Bank Term Loans
Revolving Credit Facility — ADS	$194,300	$166,000
Revolving Credit Facility — ADS Mexicana	1,500	—
Term Note	72,500	82,500
Senior Notes payable	75,000	100,000
Industrial revenue bonds	1,845	2,715
Equipment financing	4,216	—
ADS Mexicana Scotia Bank revolving credit facility	1,000	—
Total	350,361	351,215
Unamortized debt issuance costs	(1,723)	(3,131)
Current maturities	(37,789)	(35,870)
Long-term debt obligations	$310,849	$312,214

Secured Bank Term Loans - The Secured Bank Term Loans include a Revolving Credit Facility with borrowing capacity of $325.0 million for ADS, Inc., a Revolving Credit Facility for ADS Mexicana with borrowing capacity of $12.0 million (“the Revolving Credit Facilities”) and a $100.0 million term note (“Term Note”). The Revolving Credit Facilities expire and the Term Note is due in June 2018. Principal payments of $2.5 million per quarter are due on the Term Note throughout the remaining term. The Revolving Credit Facilities and the Term Note have a variable interest rate that depends upon the Company’s “pricing ratio” as defined in the agreements for the Revolving Credit Facilities. The interest rate is derived from the London Inter-Bank Offered Rate (“LIBOR”) or alternate base rate (“Prime Rate”) at the Company’s option. The average rates were 2.61%, 2.70%, and 2.64% at March 31, 2017, 2016, and 2015, respectively. The Secured Bank Term Loans are secured by a lien on a significant majority of the Company’s assets. Letters of credit outstanding at March 31, 2017 amounted to $10.6 million and reduce the availability of the Revolving Credit Facilities. The amount available for borrowing for ADS, Inc. and ADS Mexicana was $120.1 million and $10.5 million, respectively at March 31, 2017.

Senior Notes Payable - In December 2009, we signed an agreement with Prudential Investment Management, Inc. for the issuance of senior promissory notes (“Senior Notes”), for an aggregate amount of up to $100.0 million. During fiscal 2010, the Company issued $75.0 million of Senior Notes with interest fixed at 5.6% and payable quarterly. The rate is subject to an additional 200 basis point excess leverage fee if the calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter. A principal payment of $25.0 million was made in fiscal 2017 and additional payments are due in both fiscal 2018 and 2019.

In July 2013, ADS issued an additional $25.0 million of Senior Notes. Interest for the additional $25.0 million is payable quarterly and is fixed at 4.05%. The rate is subject to an additional 200 basis point excess leverage fee if calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter. A principal payment of $25.0 million is due in September of fiscal year 2020.

Advanced Drainage Systems, Inc.

Industrial Revenue Bonds - Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 and one of the bonds was retired in fiscal 2015. The remaining bond requires quarterly principal payments until it matures in February 2019 and has a variable interest rate based on the Securities Industry and Financial Markets Association (SIFMA) municipal swap index rate which is computed weekly. The rate on this bond at March 31, 2017, was 3.75%, including a letter of credit fee of 2.75%. Land and buildings with a net book value of approximately $9.4 million at March 31, 2017, collateralize the bonds. These bonds are not considered auction rate securities.

ADS Mexicana Scotia Bank Revolving Credit Facility - On December 11, 2014, ADS’s joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5.0 million. The proceeds of the revolving credit facility have primarily been used for short term investments and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. The Scotia Bank revolving credit facility matures on December 11, 2017. The obligations under the revolving credit facility are not guaranteed by ADS. As of March 31, 2017, there was $1.0 million of outstanding principal drawn on the Scotia Bank revolving credit facility, which bears interest at the LIBOR, plus 1.60%. The outstanding principal drawn is due in May 2017.

On May 27, 2016, ADS Mexicana obtained a waiver on a covenant from Scotia Bank relating to ADS Mexicana failing to notify Scotia Bank of changes in legal organizational structure and payment of dividends.

Debt Covenants and Dividend Restrictions - The Secured Bank Term Loans and the Senior Notes require, among other provisions, that the Company (1) maintains a 1.25 to 1 minimum fixed charge coverage ratio; (2) maintains a maximum leverage ratio of 4 to 1; and (3) establishes certain limits on permitted transactions, principally related to indebtedness, capital distributions, loans and investments, and acquisitions and dispositions of assets. Capital distributions, including dividends, are prohibited if the Company is not in compliance with the debt covenants. In any fiscal year, if the Company is in compliance with all debt covenants and the pro-forma leverage ratio exceeds 3 to 1, capital distributions are permitted up to a limit of $50.0 million.

In addition, according to the terms of the ADS Mexicana Revolving Credit Facility, ADS Mexicana is not permitted to make loans to ADS, Inc.

Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2017 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$37,789	$285,145	$25,935	$960	$532	$—	$350,361

Advanced Drainage Systems, Inc.

Fiscal Year 2016 Amendments and Consents Related to the Secured Bank Term Loans and Senior Notes - From July 2015 through February 2016, the Company amended the Secured Bank Term Loans and Senior Notes and also obtained various consents from those lenders. These amendments and consents had the effect of: i) extending the time for delivery of the Company’s fiscal 2015 audited financial statements and first, second and third quarter fiscal 2016 quarterly financial information to April 1, 2016, whereby an event of default was waived as long as those items were delivered by that date without regard to any grace period, ii) modified certain definitions applicable to the Company’s affirmative and negative financial covenants, including the negative covenant on indebtedness, to accommodate the Company’s treatment of its transportation and equipment leases as capital leases rather than operating leases and to accommodate the treatment of the costs related to the Company’s restatement, and iii) permitted the Company’s payment of quarterly dividends on common shares in June, August and December 2015, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2016.

Fiscal Year 2017 Amendments and Consents Related to the Secured Bank Term Loans and Senior Notes - In July 2016, the Company obtained consents from the lenders of the Secured Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of the Company’s fiscal 2016 audited financial statements to August 31, 2016 and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. The fiscal 2016 audited financial statements were delivered within the grace period. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

In October 2016, the Company obtained additional consents from the lenders of the Secured Bank Term Loans and Senior Notes. These consents had the effect of extending the time for delivery of the Company’s first quarter fiscal 2017 quarterly financial information to November 30, 2016 and the Company’s second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as the annual dividend of $0.0195 per share to be paid on shares of preferred stock in March 2017.

In December 2016, the Company obtained additional consents from lenders of the Secured Bank Term Loans and Senior Notes. These consents had the effect of extending the time and delivery of the Company’s first quarter fiscal 2017 quarterly financial information to January 31, 2017.

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

A summary of the fair values for the various derivatives at March 31, 2017 and 2016 is presented below:

	2017
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$149	$30	$(122)	$(20)

Advanced Drainage Systems, Inc.

	2016
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Interest rate swaps	$—	$—	$(252)	$—
Diesel fuel option collars and swaps	—	11	(2,609)	(6)
Propylene swaps	—	—	(8,027)	—

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivative contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Net Unrealized Mark to Market Losses (Gains)
(Amounts in thousands)	2017	2016	2015
Interest rate swaps	$(252)	$(513)	$(236)
Foreign exchange forward contracts	—	28	(28)
Diesel fuel option collars	(2,642)	(237)	2,841
Propylene swaps	(8,027)	2,885	5,169
Total net unrealized mark to market losses (gains)	$(10,921)	$2,163	$7,746

	Net Realized Losses (Gains)
(Amounts in thousands)	2017	2016	2015
Foreign exchange forward contracts	$—	$(150)	$5,636
Diesel fuel option collars	1,893	3,142	736
Propylene swaps	6,671	11,742	1,333
Total net realized losses (gains)	$8,564	$14,734	$7,705
Total realized and unrealized losses (gains) included in Derivative losses (gains) and other expense (income), net(1)	$(2,357)	$16,897	$15,451

(1)

The total balance in Derivative losses (gains) and other expense (income), net in the Consolidated Statements of Operations also includes other income items of ($3.6) million, ($0.3) million, and ($1.1) million for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at March 31, 2017, the Company has agreed to purchase resin over the period April 2017 through December 2017 at a committed purchase cost of $18.1 million.

Litigation

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff has

Advanced Drainage Systems, Inc.

appealed the District Court’s order to the United States Court of Appeals for the Second Circuit, and the appeal is pending.

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

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of our business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on our financial position or our results of operations. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

15.	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (ESOP) - The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993. The Plan was funded through a transfer of assets from our tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. The Plan operates as a tax-qualified leveraged ESOP and was designed to enable eligible employees to acquire stock ownership interest in ADS. Employees of ADS who have reached the age of 18 are generally eligible to participate in the Plan on March 31 after six months of service. Upon retirement, disability, death, or vested terminations, (i) a participant or designated beneficiary may elect to receive the amount in their account attributable to the 1993 transfer of assets from our tax-qualified profit sharing retirement plan in the form of cash or ADS stock with any fractional shares paid in cash; (ii) stock credited to the participants’ ESOP stock account resulting from the ESOP’s loan repayments are distributed in the form of ADS stock, and (iii) amounts credited to the participants’ ESOP cash account are distributed in the form of cash. Upon attainment of age 50 and seven years of participation in the Plan, a participant may elect to diversify specified percentages of the number of shares of ADS stock credited to the participant’s ESOP stock account in compliance with applicable law.

The Company is obligated to make contributions to the Plan, which, when aggregated with the Plan’s dividends, equal the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its term loan to ADS. As the Plan makes annual payments of principal and interest, an appropriate percentage of preferred stock is allocated to ESOP participants’ accounts in accordance with plan terms that are compliant with applicable Internal Revenue Code and regulatory provisions.

The carrying value of redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares are recognized based upon the average annual fair value of the shares allocated. The shares allocated are for services rendered throughout the period and, therefore, a simple average is used to calculate the average annual fair value. Deferred compensation — unearned ESOP shares is relieved at fair value, with any difference between the annual average fair value and the carrying value of shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $16.80, $16.35, and $22.05 per share of redeemable convertible preferred stock at March 31, 2017, 2016, and 2015, respectively, resulting in an average annual fair value per share of $16.58, $19.20, and $16.61 per share for the fiscal years ended March 31, 2017, 2016, and 2015, respectively. During the fiscal years ended March 31, 2017, 2016, and 2015, the Company recognized compensation expense of

Advanced Drainage Systems, Inc.

$9.6 million, $10.3 million, and $12.1 million, respectively, related to allocation of ESOP shares to participants.

Required dividends on allocated shares are generally passed through and paid in cash to the participants and required dividends on unallocated shares are paid in cash to the Plan and generally used to service the Plan’s debt.

In the fiscal years ended March 31, 2017 and 2016, the ESOP committee directed the Plan trustee to retain $2.9 million and $2.5 million, respectively, in dividends on unallocated ADS shares rather than to service the Plan’s debt. These dividends were allocated to participants based on the total shares in their account in relation to total shares allocated at March 31, 2017 and 2016.

In the fiscal years ended March 31, 2017 and 2016, 0.6 million and 0.5 million shares of redeemable convertible preferred stock, respectively, were allocated to the ESOP participants, including, in addition to the cash dividends, less than 0.1 million and less than 0.1 million preferred shares allocated as dividends, respectively. See Note 17. Mezzanine Equity for further details on the shares of Redeemable convertible preferred stock held by the ESOP.

Executive Termination Payments - ADS has employment agreements with certain executives that include potential payments to be made to those executives upon termination. The terms of the termination payments vary by executive, but are generally based on current base salary and bonus levels at the time of termination. The contractual termination payments vest upon either (1) certain contingent occurrences terminating employment such as death, disability, layoff, the executive voluntarily quitting due to a breach of covenants by the Company or for other “good reason” or (2) the executive reaching a specified retirement age while still working for the Company, as defined in the individual employee agreement.

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

The compensation expense (benefit) recorded related to the executive termination payments for the fiscal years ended March 31, 2017, 2016, and 2015 was $1.1 million, ($0.3) million and $0.3 million, respectively, and is included in General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2017 and 2016, the executive termination payment obligation was $5.1 million and $4.0 million, respectively, and is included in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

Profit-Sharing Plan - The Company has a tax-qualified profit-sharing retirement plan with a 401(k) feature covering substantially all U.S. eligible employees. The Company did not make employer contributions to this plan in the fiscal years ended March 31, 2017, 2016, and 2015. The Company has a defined contribution postretirement benefit plan covering Canadian employees. The Company recognized costs of $0.8 million, $0.6 million and $0.5 million in the fiscal years ended March 31, 2017, 2016 and 2015.

16.	STOCKHOLDERS’ EQUITY

During the fiscal years ended March 31, 2017 and 2016, there were no purchases of common stock. During the fiscal year ended March 31, 2015, the Company purchased a negligible amount of fractional shares subsequent to the IPO at a price of $17.21 per share.

Advanced Drainage Systems, Inc.

See Note 12. Debt for a description of restrictions on the payment of dividends imposed under the Secured Bank Term Loans and Senior Notes agreements.

Executive Stock Repurchase Agreements - In fiscal 2007, the Company entered into stock repurchase agreements with certain executives, whereby the Company was required to repurchase shares of the Company’s common stock held by the executive at the current fair market value upon the executive’s death or certain events of termination, as defined. The amount of shares required to be repurchased by the Company from the executive and which the executive or the executive’s heir or estate was obligated to sell to the Company, was limited to the anticipated proceeds from life insurance policies held by the Company (referred to as a mandatorily redeemable obligation). In the case where shares were not repurchased due to the fair value of the shares exceeding the life insurance proceeds, the executive or the executive’s heir or estate had a put right up to a set dollar amount allowing the common stock to be put to the Company at the current fair market value (referred to as an executive’s put right). The stock repurchase agreements included termination clauses such that they would automatically terminate if a change in control event or an IPO occurred prior to the executive’s death.

Prior to the termination of the stock repurchase agreements upon the IPO in July 2014, the Company classified all shares subject to the mandatorily redeemable obligation as liabilities and all shares subject to an executive’s put rights as mezzanine equity. For those shares classified as liabilities, changes in the fair value of the shares were recognized as compensation expense. The related compensation expense for the fiscal year ended March 31, 2015 was $1.0 million, and is included in General and administrative expenses in the Consolidated Statements of Operations. For those shares classified as mezzanine equity, the balance was recorded in Redeemable common stock and changes in the fair value of the shares were recorded as adjustments to Retained deficit and Paid-in capital. The changes in fair value recorded as adjustments to Retained deficit was $(1.3) million for the fiscal year ended March 31, 2015.

After the termination of the stock repurchase agreements upon the IPO in July 2014, the Company reclassified the carrying amount of the mandatorily redeemable obligation portion of the shares of $18.2 million and the executive put right portion of the shares of $1.5 million to Paid-in capital in the Consolidated Balance Sheets.

17.	MEZZANINE EQUITY

Redeemable Common Stock - Prior to the July 2014 IPO, one of the Company’s minority equity owners along with other shareholders who hold ownership in ADS of at least 15% (referred to as “Major Shareholders”) entered into an agreement which provided the Major Shareholders the right to put their common stock to the Company at fair value if, following the fifth anniversary of the recapitalization that occurred during 2010, a Major Shareholder demands that the Company effect an IPO covering the registration of at least $50.0 million of securities, and either the Company advises the Major Shareholder that ADS will not begin preparations for an IPO within 180 days after delivery, or after such preparations have begun they are discontinued (the “Major Shareholders’ Put Right”). As the Major Shareholders’ Put Right was a redemption right which prior to the IPO was outside the control of ADS, the Company classified common stock held by the Major Shareholders in the mezzanine equity section of the Consolidated Balance Sheets at its fair value, and changes in fair value were recorded in Retained earnings.

The redemption feature of the Redeemable common stock allowing the holder to put its shares to the Company for cash, as discussed in the previous paragraph, became unenforceable upon effectiveness of the IPO on July 25, 2014. As a result, the Redeemable common stock was recorded at fair value through the effective date of the IPO and was subsequently reclassified at that fair value to stockholders’ equity. See Note 1. Background and Summary of Significant Accounting Policies for more information on the IPO. As a result of the IPO, there are 10.1 million shares of common stock held by Major Shareholders, which are now classified in stockholders’ equity.

Advanced Drainage Systems, Inc.

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

Redeemable Convertible Preferred Stock - The Trustee of the Company’s ESOP has the ability to put shares of the redeemable convertible preferred stock to the Company. The Redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the issue price of $0.781 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. ADS guarantees the value of the redeemable convertible preferred stock at $0.781 per share. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock have a put right to require the Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2017, the applicable redemption value was $0.781 per share as there were no unpaid cumulative dividends.

Given that the event that may trigger redemption of the Redeemable convertible preferred stock (the listing or quotation on a market more senior than the OTC Bulletin Board) is not solely within the Company’s control, the redeemable convertible preferred stock is presented in the mezzanine equity section of the Consolidated Balance Sheets.

As of March 31, 2017, the Company did not adjust the carrying value of the redeemable convertible preferred stock to its redemption value or recognize any changes in fair value as the Company did not consider it probable that the Redeemable convertible preferred stock would become redeemable.

The Board of Directors approved the 2.5% annual dividend to be paid March 31 of each fiscal year to the stockholders of record as of March 15, 2017, 2016 and 2015. The annual dividend was paid in cash and stock on the allocated shares. During the first quarter of 2017, the Board of Directors approved the 2.5% annual dividend to be paid on March 31, 2017 to stockholders of record as of March 1, 2017.

Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2017 and 2016, respectively, are summarized in the following table. For additional information on dividends paid to the unallocated Redeemable convertible preferred stock, please refer to Note 15. Employee Benefit Plans.

(Amounts in thousands)	2017	2016
Quarterly cash dividends	$1,494	$1,272
Annual cash dividends	18	21
Total cash dividends	$1,512	$1,293
Annual stock dividend	134	132
Annual cash dividend	18	21
Total ESOP required dividends	$152	$153
Allocated shares	7,779	7,831
Required dividend per share	0.0195	0.0195
Required dividends	$152	$153

Redeemable Noncontrolling Interest in Subsidiaries - On July 17, 2015, the Company acquired an additional 10% of the issued and outstanding membership interests in BaySaver’s issued and outstanding membership interests, increasing the Company’s total ownership to 65%. Concurrent with the Company’s purchase of the additional membership investment, the BaySaver joint venture agreement was amended to change the voting

Advanced Drainage Systems, Inc.

rights from an equal vote for each member to a vote based upon the ownership interest. As a result, the Company has accounted for this transaction as a business combination and BaySaver is consolidated into our financial statements after July 17, 2015.

The membership interests held by the joint venture partner are presented in Redeemable noncontrolling interest in subsidiaries in the Consolidated Balance Sheets, which is classified as mezzanine equity, due to a put option held by the joint venture partner which may be exercised on or after April 1, 2017. The Redeemable noncontrolling interest in subsidiaries balance will be accreted to the redemption value using the effective interest method until April 1, 2017. See Note 3. Acquisitions for further discussion of the BaySaver transaction.

18.	STOCK-BASED COMPENSATION

The Company has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Stock-based compensation expense is recorded in General and administrative expenses, Selling expenses and Cost of goods sold in the Consolidated Statements of Operations.

The Company recognized stock-based compensation expense (benefit) in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2017, 2016, and 2015:

(Amounts in thousands)	2017	2016	2015
Component of income before income taxes:
Cost of goods sold	$177	$(300)	$1,100
Selling expenses	177	(500)	1,500
General and administrative expenses	7,953	(5,068)	21,647
Total stock-based compensation expense (benefit)	$8,307	$(5,868)	$24,247

The following table summarizes stock-based compensation expense (benefit) by award type for the fiscal years ended March 31, 2017, 2016, and 2015:

(Amounts in thousands)	2017	2016	2015
Stock-based compensation expense (benefit):
Liability-classified Stock Options	$4,936	$(6,784)	$21,666
Equity-classified Stock Options	108	—	—
Restricted Stock	1,945	916	1,681
Non-Employee Director	1,318	—	900
Total stock-based compensation expense (benefit)	$8,307	$(5,868)	$24,247

Stock Options

Liability-Classified Options – Prior to fiscal 2017, the Company permitted employees to satisfy their personal tax liability associated with the exercise of the stock options through the net settlement of shares in excess of the minimum tax withholding required by law. In addition, prior to the Company’s initial public offering in fiscal 2015, the Company had periodically repurchased shares resulting from option exercises within six months of the exercise date. As such, the Company accounts for all 2000 Plan and 2013 Plan awards issued prior to fiscal 2017 as liability-classified awards.

Liability-classified stock option awards are re-measured at fair value at each relevant reporting date, and the pro-rata vested portion of the award is recognized as a liability. The stock-based compensation liability associated with stock options expected to vest within the next twelve months is recorded in Current portion of liability-classified stock-based awards, with the portion related to those expected to vest beyond twelve months recorded in Other liabilities in the Consolidated Balance Sheets. When stock options are exercised, the

Advanced Drainage Systems, Inc.

liability is reclassified to additional paid in capital at fair value. The proceeds from the exercise are also recorded as additional paid in capital.

Compensation expense for stock options is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. For liability-classified options, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model at the end of each period. The following table summarizes the assumptions used in estimating the fair value of liability-classified stock options:

	2017	2016	2015
Common stock price	$18.70 - $28.17	$18.34 - $33.03	$14.33 - $29.94
Expected stock price volatility	29.6% - 33.0%	31.1% - 39.3%	28.2% - 51.0%
Risk-free interest rate	0.9% - 1.9%	0.5% - 1.5%	0.1% - 1.8%
Weighted-average expected option life (years)	0.5 – 5.1	0.5 – 6.2	0.5 - 7.2
Dividend yield	0.9%	0.9%	0.5%

2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) provides for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provides for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had approximately 1.1 million shares available for grant under the 2000 Plan as of March 31, 2017.

The stock option activity for the fiscal year ended March 31, 2017 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	515	$11.82	4.2
Granted	—	—	—
Exercised	(292)	10.63	—
Forfeited	(28)	12.50	—
Outstanding at end of year	195	13.31	5.4
Vested at end of year	136	12.26	4.7
Unvested at end of year	59	15.74	7.0
Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2017:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	76	$6.76
Granted	—	—
Vested	—	—
Forfeitures	(17)	6.76
Unvested at end of year	59	$6.76

As of March 31, 2017, there was a total of $0.3 million of unrecognized compensation expense related to unvested stock option awards under the 2000 plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.3 years.

Advanced Drainage Systems, Inc.

The total fair value of liability-classified options issued under the 2000 Plan that vested during the fiscal year ended March 31, 2015 was $8.1 million. No options vested during the fiscal years ended March 31, 2017 and 2016. The weighted average grant date fair value of stock options granted during the fiscal year ended March 31, 2015 was $6.76. No options were granted during the fiscal years ended March 31, 2017 and 2016. The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2017 was $1.7 million and $1.3 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2017, 2016, and 2015 were $3.7 million, $3.7 million and $3.4 million, respectively.

2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) provides for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provides for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. Options issued to the Chief Executive Officer vest equally over four years and expire after approximately 10 years from issuance.

In May 2014, the Board of Directors approved the increase of shares available for granting under the 2013 plan to 1.4 million shares. The Company had 1.0 million shares available for grant under the 2013 Plan as of March 31, 2017.

The liability-classified stock option activity for the fiscal year ended March 31, 2017 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	1,911	$13.64	7.4
Issued	—	—	—
Exercised	(66)	13.64	—
Forfeited	(99)	13.64	—
Outstanding at end of year	1,746	13.64	6.0
Vested at end of year	1,125	13.64	6.0
Unvested at end of year	621	13.64	6.0
Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2017:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,095	$6.22
Vested	(375)	—
Forfeited	(99)	6.22
Unvested at end of year	621	$6.22

As of March 31, 2017, there was a total of $3.6 million of unrecognized compensation expense related to unvested stock option awards under the 2013 Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.1 years.

The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2017 was $14.4 million and $9.3 million, respectively. The total fair value of options that vested during the fiscal years

Advanced Drainage Systems, Inc.

ended March 31, 2017, 2016, and 2015 were $3.4 million, $3.6 million, and $7.2 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2017 was $0.8 million.

Equity-Classified Options - The Company accounts for awards under the 2013 Plan granted during the fiscal year ended March 31, 2017 as equity-classified awards as employees are no longer permitted to satisfy their personal tax liability in excess of the minimum statutory withholding. Equity-classified stock option awards are measured based on the grant-date estimated fair value of each award. Compensation expense for stock options is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company determines the fair value of the options based on the Black-Scholes option pricing model at the grant date. This methodology requires significant inputs including the price of the Company’s common stock, risk-free interest rate, dividend yield and expiration date. The following table summarizes the assumptions used in estimating the fair value of the equity-classified stock options:

2017
Common stock price	$24.20
Expected stock price volatility	31.5% - 35.6%
Risk-free interest rate	2.0% - 2.2%
Weighted-average expected option life (years)	4.9 – 6.1
Dividend yield	1.0%

The equity-classified stock option activity for the fiscal year ended March 31, 2017 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	—	—
Granted	514	$24.20	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of year	514	24.20	9.0
Vested at end of year	15	24.20	9.0
Unvested at end of year	499	24.20	9.0
Fair value of options granted during the year		$7.81

All outstanding options are expected to vest except options granted to an executive with a planned retirement.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2017:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	—
Granted	514	$7.81
Vested	(15)	6.72
Forfeited	—	—
Unvested at end of year	499	$7.84

Advanced Drainage Systems, Inc.

As of March 31, 2017, there was a total of $2.6 million of unrecognized compensation expense related to unvested equity-classified stock option awards that will be recognized as an expense as the awards vest over the remaining weighted average service period of 2.9 years. The weighted average grant fair value of stock options granted during the fiscal years ended March 31, 2017, 2016, and 2015 were $7.81, $0.00, and $0.00, respectively. The total fair value of options that vested during the fiscal years ended March 31, 2017, 2016, and 2015 were $0.1 million, less than $0.1 million, and less than $0.1 million, respectively. There were no options exercised during the fiscal years ended March 31, 2017, 2016, and 2015.

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

Prior to the Company’s initial public offering in fiscal 2015, the Company periodically repurchased shares from employees within six months of the shares vesting. As such, for the periods prior to the Company’s initial public offering, the restricted stock awards were accounted for as liability-classified awards. In the periods subsequent to the initial public offering, the Company discontinued repurchasing employee held restricted shares due to the existence of a public market for the shares. Accordingly, upon the initial public offering the Company has modified the restricted stock awards from being accounted for as liability-classified to equity-classified awards and reclassified the carrying amount of the awards of $4.8 million to Paid-in capital in the Consolidated Balance Sheets. The restricted stock has been accounted for as equity-classified awards for the periods subsequent to the initial public offering. The fair value of restricted stock is based on the fair value of the Company’s common stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

The Company had approximately 0.2 million shares available for grant under this plan as of March 31, 2017.

The information about the unvested restricted stock grants as of March 31, 2017 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	112	$12.65
Granted	191	24.20
Vested	(49)	16.15
Forfeited	—
Unvested at end of year	254	$21.92

The Company expects all restricted stock grants to vest.

At March 31, 2017, there was approximately $3.5 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 2.4 years. During the fiscal year ended March 31, 2017, the weighted average grant date fair value of restricted stock granted was $24.20. No restricted stock was granted during the fiscal years ended March 31, 2016 and 2015. During the fiscal years ended March 31, 2017, 2016, and 2015 the total fair value of restricted stock that vested was $1.2 million, $1.1 million and $1.9 million, respectively.

Advanced Drainage Systems, Inc.

Non-Employee Director Compensation Plan

On June 18, 2014, the Company amended its then-existing Stockholders’ Agreement to authorize 0.3 million shares of restricted stock to be granted to non-employee members of its Board of Directors. The shares typically will vest one year from the date of issuance. Under this stock plan, the vested shares granted are considered issued and outstanding. Non-employee directors with this stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights.

The Company has determined that the restricted stock granted to directors should be accounted for as equity-classified awards. The Company had approximately 0.2 million and 0.2 million shares available for grant under this plan as of March 31, 2017 and 2016.

The following table summarizes information about the unvested Non-Employee Director Compensation stock grants as of March 31, 2017 :

	2017
(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	—
Granted	77	$24.20
Vested	(37)	24.20
Unvested at end of year	40	$24.20

As of March 31, 2017, there was approximately $0.5 million of unrecognized compensation expense related to this restricted stock that will be recognized over the weighted average remaining service period of 0.6 years.

19.	INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2017	2016	2015
United States	$59,543	$45,159	$(4,381)
Foreign	5,288	14,140	9,304
Total	$64,831	$59,299	$4,923

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2017	2016	2015
Current:
Federal	$24,318	$6,889	$20,592
State and local	4,652	2,126	3,655
Foreign	3,040	3,791	831
Total current tax expense	32,010	12,806	25,078
Deferred:
Federal	(5,887)	10,019	(16,270)
State and local	(1,297)	1,431	(2,626)
Foreign	(211)	(758)	102
Total deferred tax expense (benefit)	(7,395)	10,692	(18,794)
Total Income tax expense	$24,615	$23,498	$6,284

Advanced Drainage Systems, Inc.

For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Redeemable convertible preferred stock dividend	(0.8)	(0.8)	(3.8)
ESOP stock appreciation	4.9	5.8	82.3
ESOP compensation for Special Dividend on unallocated shares	—	—	0.2
Effect of tax rate of foreign subsidiaries	1.3	0.8	(9.3)
State and local taxes—net of federal income tax benefit	4.1	4.3	19.7
Stock-based compensation	0.3	(1.8)	64.7
Uncertain tax position change	(1.1)	(3.6)	(35.2)
Qualified production activity credit	(3.3)	(0.9)	(37.1)
Executive repurchase agreement	—	—	7.2
Closure of Puerto Rico	(4.2)	—	—
Other	1.8	0.8	3.9
Effective rate	38.0%	39.6%	127.6%

The Company’s effective tax rate will vary based on factors, including but not limited to, overall profitability, the geographical mix of income before taxes and discrete events. The fiscal 2015 effective tax rate exceeded the federal statutory rate due in part to the significant permanent differences associated with non-deductible ESOP stock appreciation and stock-based compensation expense, the effect of which was increased by the near break-even amount of pre-tax income, whereas the fiscal year 2017 and 2016 effective tax rates more closely approximate a normal effective tax rate for the Company.

Advanced Drainage Systems, Inc.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2017	2016
Deferred tax assets:
State income taxes	$1,474	$1,927
ESOP loan repayment	1,363	1,390
Receivable and other allowances	2,660	2,150
Derivatives	(15)	4,397
Inventory	5,820	1,433
Non-qualified stock options	6,052	4,309
Executive termination payments (Note 15)	2,044	1,852
Accrued Expenses	411	1,378
Worker’s compensation	1,323	1,390
Contingent consideration	91	533
Foreign net operating losses	2,223	1,507
Other	2,856	2,491
Total deferred tax assets	26,302	24,757
Less: valuation allowance	(2,223)	(1,507)
Total net deferred tax assets	24,079	23,250
Deferred tax liabilities:
Intangible assets	7,214	8,882
Property, plant and equipment	51,599	52,115
Leases	724	6,059
Capitalized software costs	3,200	2,935
Goodwill	3,886	3,643
Other	761	1,867
Total deferred tax liabilities	67,384	75,501
Net deferred tax liability	$43,305	$52,251

Net deferred tax assets are included in Deferred income taxes and other current assets and Other assets on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2017	2016
Net current deferred tax assets	$—	$11,701
Net non-current deferred tax assets	702	—
Net non-current deferred tax liabilities	44,007	63,952

The Company has not provided for U.S. federal income taxes or foreign withholding taxes on approximately $28.0 million of undistributed earnings of its foreign subsidiaries at March 31, 2017 because such earnings are intended to be reinvested indefinitely with the exception of cash dividends paid by our ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Advanced Drainage Systems, Inc.

Accounting for Uncertain Tax Positions

As of March 31, 2017, the Company had unrecognized tax benefit of $6.2 million, which if resolved favorably, would reduce income tax expense by $6.2 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2017, 2016, and 2015 is as follows:

(Amounts in thousands)
Balance as of March 31, 2014	$12,855
Decreases in tax positions for prior years	(672)
Increases in tax positions for prior years	336
Settlements	—
Lapse of statute of limitations	(2,067)
Balance as of March 31, 2015	$10,452
Tax positions taken in current year	917
Decreases in tax positions for prior years	(599)
Increases in tax positions for prior years	358
Settlements	—
Lapse of statute of limitations	(3,130)
Balance as of March 31, 2016	$7,998
Tax positions taken in current year	—
Decreases in tax positions for prior years	(1,786)
Increases in tax positions for prior years	80
Settlements	—
Lapse of statute of limitations	(96)
Balance as of March 31, 2017	$6,196

The unrecognized tax benefits are primarily recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $1.8 million and $2.7 million at March 31, 2017 and 2016, respectively.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next twelve months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitation.

The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2014 through March 31, 2017. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2014 through March 31, 2017. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2013 through March 31, 2017.

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

Advanced Drainage Systems, Inc.

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common stockholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. Diluted net income per share assumes the redeemable convertible preferred stock would be cash settled through the effective date of the IPO on July 25, 2014, as the Company has the choice of settling in cash or shares and it has demonstrated past practice and intent of cash settlement. Therefore these shares are excluded from the calculation through the effective date of the IPO. After the effective date of the IPO, management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through March 31, 2017, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income (loss) per share for the fiscal years ended March 31, 2017, 2016, and 2015, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2017	2016	2015
NET INCOME (LOSS) PER SHARE — BASIC:
Net income (loss) attributable to ADS	$32,950	$25,052	$(7,827)
Adjustment for:
Change in fair value of redeemable convertible preferred stock	—	—	(11,054)
Accretion of redeemable noncontrolling interest in subsidiaries	(1,560)	(932)	—
Dividends paid to redeemable convertible preferred stockholders	(1,646)	(1,425)	(661)
Dividends paid to unvested restricted stockholders	(73)	(24)	(11)
Net income (loss) available to common stockholders and participating securities	29,671	22,671	(19,553)
Undistributed income allocated to participating securities	(1,700)	(1,270)	—
Net income (loss) available to common stockholders — Basic	27,971	21,401	(19,553)
Weighted average number of common shares outstanding — Basic	54,919	53,978	51,344
Net income (loss) per common share — Basic	$0.51	$0.40	$(0.38)
NET INCOME (LOSS) PER SHARE — DILUTED:
Net income (loss) available to common stockholders — Diluted	27,971	21,401	(19,553)
Weighted average number of common shares outstanding — Basic	54,919	53,978	51,344
Assumed exercise of stock options	705	1,198	—
Weighted average number of common shares outstanding — Diluted	55,624	55,176	51,344
Net income (loss) per common share — Diluted	$0.50	$0.39	$(0.38)
Potentially dilutive securities excluded as anti- dilutive	6,228	6,383	5,395

21.	BUSINESS SEGMENT INFORMATION

ADS operates its business in two distinct operating and reportable segments based on the markets it serves: “Domestic” and “International.” The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on Net sales and Segment Adjusted EBITDA. The Company calculates Segment Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Domestic

The Company’s Domestic segment manufactures and markets products throughout the United States. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. The Company also sells through a

Advanced Drainage Systems, Inc.

broad variety of buying groups and co-ops in the United States. Products include single wall pipe, N-12 HDPE pipe sold into the Storm sewer and Infrastructure markets, High Performance PP pipe sold into the Storm sewer and sanitary sewer markets, and our broad line of Allied Products including StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. The Company’s Domestic segment sales are diversified across all regions of the country.

International

The Company’s International segment manufactures and markets products in certain regions outside of the United States, with a growth strategy focused on Company owned facilities in Canada and through the Company’s joint-ventures with local partners in Mexico and South America. The Company’s joint venture strategy provides it with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. The Company’s Mexican joint venture (ADS Mexicana) primarily serves the Mexican and Central American markets, while its South American Joint Venture (Tigre-ADS) is the primary channel to serve the South American markets. The Company’s International product line includes single wall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products in each of the fiscal years ended March 31:

(Amounts in thousands)	2017	2016	2015
Domestic
Pipe	$786,546	$812,071	$771,214
Allied Products	315,690	301,725	256,719
Total domestic	1,102,236	1,113,796	1,027,933
International
Pipe	122,384	139,731	125,407
Allied Products	32,641	37,151	26,733
Total international	155,025	176,882	152,140
Total net sales	$1,257,261	$1,290,678	$1,180,073

Advanced Drainage Systems, Inc.

The following sets forth certain additional financial information attributable to the reportable segments for the fiscal years ended March 31.

(Amounts in thousands)	2017	2016	2015
Segment Adjusted EBITDA
Domestic	$175,676	$162,875	$128,973
International	17,695	24,465	14,904
Total	$193,371	$187,340	$143,877
Interest expense
Domestic	$17,049	$17,908	$19,308
International	418	552	60
Total	$17,467	$18,460	$19,368
Income tax expense
Domestic	$21,786	$20,465	$5,351
International	2,829	3,033	933
Total	$24,615	$23,498	$6,284
Depreciation and amortization
Domestic	$63,747	$62,625	$59,397
International	8,608	8,384	6,075
Total	$72,355	$71,009	$65,472
Equity in net (loss) income of unconsolidated affiliates
Domestic	$(505)	$181	$289
International	(3,803)	(5,415)	(2,624)
Total	$(4,308)	$(5,234)	$(2,335)
Capital expenditures
Domestic	$39,642	$37,242	$29,345
International	7,034	7,700	2,735
Total	$46,676	$44,942	$32,080

The following sets forth certain additional financial information attributable to the reportable segments as of March 31:

(Amounts in thousands)	2017	2016
Investments in unconsolidated affiliates
Domestic	$2,427	$2,932
International	6,559	10,256
Total	$8,986	$13,188
Total identifiable assets
Domestic	$917,006	$949,286
International	134,987	147,814
Eliminations	(5,708)	(59,784)
Total	$1,046,285	$1,037,316

Advanced Drainage Systems, Inc.

Reconciliation of Segment Adjusted EBITDA to Net income

	2017		2016		2015
(Amounts in thousands)	Domestic	International	Domestic	International	Domestic	International
Net income (loss)	$35,118	$790	$24,875	$5,692	$(9,443)	$5,747
Depreciation and amortization	63,747	8,608	62,625	8,384	59,397	6,075
Interest expense	17,049	418	17,908	552	19,308	60
Income tax expense	21,786	2,829	20,465	3,033	5,351	933
Segment EBITDA	137,700	12,645	125,873	17,661	74,613	12,815
Derivative fair value adjustments	(10,921)	—	2,139	24	7,774	(28)
Foreign currency transaction (gains) losses	—	(1,629)	—	697	5,636	(232)
Loss (gain) on sale of business or disposal of assets	4,793	3,716	892	(80)	257	105
Unconsolidated affiliates interest, taxes, depreciation and amortization (a)	1,088	1,663	1,052	2,163	1,341	2,244
Contingent consideration remeasurement	(265)	—	371	—	174	—
Stock-based compensation expense (benefit)	8,307	—	(5,868)	—	24,247	—
ESOP deferred stock-based compensation	9,568	—	10,250	—	12,144	—
Expense (benefit) related to executive termination payments	1,092	—	(294)	—	328	—
Expense related to executive stock repurchase agreements	—	—	—	—	1,011	—
Loss related to BaySaver step acquisition	—	—	490	—	—	—
Inventory step up related to PTI acquisition	525	—	—	—	—	—
Bargain purchase gain on PTI acquisition	(609)	—	—	—	—	—
Restatement-related costs (b)	24,026	—	27,970	—	—	—
Impairment on investment in unconsolidated affiliate	—	1,300	—	4,000	—	—
Transaction costs (c)	372	—	—	—	1,448	—
Segment Adjusted EBITDA (d)	$175,676	$17,695	$162,875	$24,465	$128,973	$14,904

(a)

Includes the Company’s proportional share of interest, income taxes, depreciation and amortization related to its South American Joint Venture and its Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting. In addition, these amounts include the Company’s proportional share of interest, income taxes, depreciation and amortization related to its BaySaver Joint Venture prior to the step acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting.

(b)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of the prior period financial statements as reflected in the fiscal year 2015 Form 10-K and fiscal year 2016 Form 10-K/A.

(c)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing, the IPO and secondary public offering and asset acquisitions and dispositions.

(d)	A portion of the reduction in International EBITDA is related to transfer pricing. The reduction is fully offset by an increase in Domestic EBITDA.

Advanced Drainage Systems, Inc.

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2017	2016	2015
Net Sales
North America	$1,243,074	$1,274,700	$1,161,909
Other	14,187	15,978	18,164
Total	$1,257,261	$1,290,678	$1,180,073

(Amounts in thousands)	2017	2016
Long-Lived Assets (a)
North America	$411,752	$395,716
Other	6,559	10,256
Total	$418,311	$405,972

(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
22.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The increase (decrease) in cash due to the changes in working capital accounts for the fiscal years ended March 31, were as follows:

(Amounts in thousands)	2017	2016	2015
Changes in working capital:
Receivables	$15,055	$(37,788)	$(10,351)
Inventories	(27,917)	28,330	(7,663)
Prepaid expenses and other current assets	(2,548)	646	1,953
Accounts payable, accrued expenses, and other liabilities	6,851	10,156	(767)
Total	$(8,559)	$1,344	$(16,828)

Advanced Drainage Systems, Inc.

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2017	2016	2015
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$17,273	$18,352	$18,709
Income taxes	13,525	32,175	28,503

(Amounts in thousands)	2017	2016	2015
Supplemental schedule of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$134	$132	$127
Redemption of common stock to exercise stock options	—	—	93
Purchases of plant, property, and equipment included in accounts payable	2,549	1,165	124
Receivable recorded for sale of businesses	—	150	600
ESOP distributions in common stock	7,425	10,250	6,133
Assets acquired and obligation incurred under capital lease	26,276	34,207	24,047
Lease obligation retired upon disposition of leased assets	390	134	779
Reclassification of liability-classified stock options and restricted stock to equity	4,147	3,702	12,141
Reclassification of stock repurchase agreement liability and mezzanine equity to equity	—	—	19,729
Payable recorded for business acquisition	950	—	—
Reclassification of deferred public offering cost asset upon initial public offering	—	—	456

Advanced Drainage Systems, Inc.

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended March 31, 2017 and 2016. In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods.

	Fiscal Year 2017
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net sales	$244,184	$294,716	$360,785	$357,576
Gross profit	39,251	69,441	90,512	96,606
Net (loss) income	(18,052)	10,258	24,281	19,421
Net (loss) income attributable to ADS	(18,110)	9,053	23,734	18,273
Net (loss) income per share
Basic (1)	$(0.34)	$0.14	$0.38	$0.29
Diluted (1)	$(0.34)	$0.14	$0.38	$0.29

	Fiscal Year 2016
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net sales	$245,398	$312,827	$383,329	$349,124
Gross profit	49,504	74,842	86,529	74,477
Net (loss) income	(11,085)	12,942	15,928	12,782
Net (loss) income attributable to ADS	(12,119)	13,131	12,346	11,694
Net (loss) income per share
Basic (1)	$(0.24)	$0.21	$0.20	$0.19
Diluted (1)	$(0.24)	$0.21	$0.19	$0.19

(1) The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

24.	SUBSEQUENT EVENTS

Dividends on Common Stock - During the first quarter of fiscal 2018, the Company declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable on June 15, 2017 to stockholders of record at the close of business on June 5, 2017.

Liability-classified stock awards – On April 1, 2017, the Company modified all outstanding awards to remove the provision that permitted employees to satisfy their personal tax liability with the net settlement of shares in excess of minimum tax withholding. Consistent with the accounting standard update in Note 1, employees can now withhold shares with a fair value up to the maximum statutory rate.

Revolving Credit Facility Waiver – On May 19, 2017, the Company obtained a waiver from the lenders of the Revolving Credit Facility regarding an event of default. A material domestic subsidiary failed to join as a guarantor resulting in default. The lenders agreed to waive the default if the material domestic subsidiary joins as a guarantor by July 31, 2017.

* * * * * *

Advanced Drainage Systems, Inc.

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2017,

2016 and 2015 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
2017	$7,956	$2,940	$(13)	$(452)	$10,431
2016	5,423	3,542	(81)	(928)	7,956
2015	4,490	1,914	(291)	(690)	5,423

(1)	Amounts represent the impact of foreign currency translation.

Advanced Drainage Systems, Inc.

INDEX TO EXHIBITS

Exhibit Number	Description

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

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.2A

First Amendment to Second Amended and Restated Credit Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.2A to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.2B	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed August 26, 2015)

10.2C	Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 4, 2015.

10.2D	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 31, 2015).

10.2E	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of February 17, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2016).

10.2F	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of March 15, 2017. #

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.10A†	First Amendment to the 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 10, 2017).

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

10.11B†	Form of Amendment to Pre-2017 Stock Option Agreements. #

10.12†

Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.12A†

First Amendment to Amended and Restated Executive Employment Agreement, by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 10, 2017).

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

10.17†

Form of Incentive Stock Option Agreement pursuant to 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.17A†

Form of Incentive Stock Option Agreement (post-IPO) pursuant to 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.18A to Form 10-K for the year ended March 31, 2015 filed with the Securities and Exchange Commission on March 29, 2016).

10.18†

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

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.19†

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

10.21

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

10.22

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

10.22A

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

10.23

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

10.23A

Amendment No. 1 to BaySaver Technologies, LLC Limited Liability Company Agreement dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 20, 2015)

10.23B

Sale and Assignment of Ownership Interest dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2015)

10.24

USA Shareholders Agreement, dated as of April 7, 2014, by and among Tigre-ADS USA Inc., ADS Ventures, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.25†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.26†	Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 10, 2017).

10.27†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 10, 2017).

10.28	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney. #

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

†	Management contract or compensatory plan.
#	Filed herewith.