Form 10-Q
period 2017-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-08-03
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” and “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2017, the registrant had 55,246,148 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS”. In addition, as of July 31, 2017, 242,020 shares of unvested restricted common stock were outstanding and 23,868,555 shares of ESOP, preferred stock, convertible into 18,359,692 shares of common stock, were outstanding. As of July 31, 2017, 73,847,860 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$8,717	$6,450
Receivables (less allowance for doubtful accounts of $10,377 and $10,431, respectively)	215,432	168,943
Inventories	262,188	258,430
Other current assets	9,512	6,743
Total current assets	495,849	440,566
Property, plant and equipment, net	417,635	406,858
Other assets:
Goodwill	100,860	100,566
Intangible assets, net	50,125	51,758
Other assets	48,860	46,537
Total assets	$1,113,329	$1,046,285
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$27,301	$37,789
Current maturities of capital lease obligations	21,946	21,450
Accounts payable	107,131	121,922
Current portion of liability-classified stock-based awards	—	11,926
Other accrued liabilities	59,523	54,460
Accrued income taxes	12,910	8,207
Total current liabilities	228,811	255,754
Long-term debt obligations (less unamortized debt issuance costs of $3,609 and $1,723, respectively)	377,712	310,849
Long-term capital lease obligations	61,521	58,710
Deferred tax liabilities	43,753	44,007
Other liabilities	23,484	26,530
Total liabilities	735,281	695,850
Commitments and contingencies (see Note 8)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 23,868 and 24,225 shares outstanding, respectively	298,357	302,814
Deferred compensation – unearned ESOP shares	(196,204)	(198,216)
Redeemable noncontrolling interest in subsidiaries	8,431	8,227
Total mezzanine equity	110,584	112,825
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 55,246 and 55,338 shares outstanding, respectively	12,393	12,393
Paid-in capital	774,874	755,787
Common stock in treasury, at cost	(443,561)	(436,984)
Accumulated other comprehensive loss	(22,239)	(24,815)
Retained deficit	(70,289)	(83,678)
Total ADS stockholders’ equity	251,178	222,703
Noncontrolling interest in subsidiaries	16,286	14,907
Total stockholders’ equity	267,464	237,610
Total liabilities, mezzanine equity and stockholders’ equity	$1,113,329	$1,046,285

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2017	2016
Net sales	$358,359	$357,576
Cost of goods sold	271,620	260,970
Gross profit	86,739	96,606
Operating expenses:
Selling	23,099	24,230
General and administrative	26,676	34,529
Loss on disposal of assets and costs from exit and disposal activities	3,423	202
Intangible amortization	2,044	2,187
Income from operations	31,497	35,458
Other expense:
Interest expense	4,479	4,784
Derivative gains and other income, net	(954)	(3,037)
Income before income taxes	27,972	33,711
Income tax expense	9,746	14,194
Equity in net (income) loss of unconsolidated affiliates	(248)	96
Net income	18,474	19,421
Less: net income attributable to noncontrolling interest	732	1,148
Net income attributable to ADS	17,742	18,273
Accretion of redeemable noncontrolling interest	—	(362)
Dividends to redeemable convertible preferred stockholders	(489)	(425)
Dividends paid to unvested restricted stockholders	(19)	(30)
Net income available to common stockholders and participating securities	17,234	17,456
Undistributed income allocated to participating securities	(1,429)	(1,524)
Net income available to common stockholders	$15,805	$15,932
Weighted average common shares outstanding:
Basic	55,303	54,071
Diluted	56,010	54,928
Net income per share:
Basic	$0.29	$0.29
Diluted	$0.28	$0.29
Cash dividends declared per share	$0.07	$0.06

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2017	2016
Net income	$18,474	$19,421
Currency translation	3,427	(3,121)
Comprehensive income	21,901	16,300
Less: other comprehensive income (loss) attributable to noncontrolling interest, net of tax	851	(1,501)
Less: net income attributable to noncontrolling interest	732	1,148
Total comprehensive income attributable to ADS	$20,318	$16,653

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$18,474	$19,421
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,221	18,026
Deferred income taxes	(281)	(745)
Loss on disposal of assets and costs from exit and disposal activities	3,423	237
ESOP and stock-based compensation	4,304	11,757
Amortization of deferred financing charges	353	341
Fair market value adjustments to derivatives	191	(4,907)
Equity in net (income) loss of unconsolidated affiliates	(248)	96
Other operating activities	(1,656)	293
Changes in working capital:
Receivables	(47,469)	(24,858)
Inventories	(2,445)	(9,276)
Prepaid expenses and other current assets	(2,547)	(4,317)
Accounts payable, accrued expenses, and other liabilities	(6,857)	(6,200)
Net cash used in operating activities	(16,537)	(132)
Cash Flows from Investing Activities
Capital expenditures	(17,949)	(12,595)
Other investing activities	(254)	(200)
Net cash used in investing activities	(18,203)	(12,795)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	212,950	114,000
Payments on Revolving Credit Facility	(155,750)	(88,700)
Payments on Term Loan	(72,500)	(2,500)
Proceeds from Senior Notes	75,000	—
Debt issuance costs	(2,268)	—
Payments of notes, mortgages and other debt	(1,225)	(215)
Payments on capital lease obligations	(6,066)	(5,358)
Cash dividends paid	(4,353)	(3,665)
Proceeds from exercise of stock options	6	2,648
Repurchase of common stock	(7,947)	—
Other financing activities	(652)	(8)
Net cash provided by financing activities	37,195	16,202
Effect of exchange rate changes on cash	(188)	(662)
Net change in cash	2,267	2,613
Cash at beginning of period	6,450	6,555
Cash at end of period	$8,717	$9,168
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$5,899	$2,229
Cash paid for interest	4,498	4,996
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	9,588	13,450
Balance in accounts payable for the acquisition of property, plant and equipment	2,593	2,255

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumu- lated Other Compre- hensive	Retained	Total ADS Stock- holders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747
Net income	—	—	—	—	—	—	18,273	18,273	887	19,160	—	—	—	—	261	261
Other comprehensive income (loss)	—	—	—	—	—	(1,620)	—	(1,620)	(1,501)	(3,121)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(386)	(386)	—	(386)	—	—	—	—	—	—
Common stock dividends ($0.06 per share)	—	—	—	—	—	—	(3,279)	(3,279)	—	(3,279)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	909	—	—	—	—	909	—	909	—	—	(146)	1,828	—	1,828
Exercise of common stock options	—	—	4,274	(232)	1,032	—	—	5,306	—	5,306	—	—	—	—	—	—
Restricted stock awards	—	—	17	(47)	207	—	—	224	—	224	—	—	—	—	—	—
ESOP distribution in common stock	—	—	1,980	(168)	747	—	—	2,727	—	2,727	(218)	(2,727)	—	—	—	(2,727)
Accretion of redeemable noncontrolling interest	—	—	(223)	—	—	—	—	(223)	—	(223)	—	—	—	—	362	362
Balance at June 30, 2016	153,560	$12,393	$746,054	98,676	$(439,009)	$(22,881)	$(87,170)	$209,387	$14,419	$223,806	24,601	$307,513	16,302	$(203,836)	$7,794	$111,471
Balance at April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	—	—	17,742	17,742	528	18,270	—	—	—	—	204	204
Other comprehensive income (loss)	—	—	—	—	—	2,576	—	2,576	851	3,427	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(458)	(458)	—	(458)	—	—	—	—	—	—
Common stock dividends ($0.07 per share)	—	—	—	—	—	—	(3,895)	(3,895)	—	(3,895)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	602	—	—	—	—	602	—	602	—	—	(161)	2,012	—	2,012
Exercise of common stock options	—	—	3	(1)	3	—	—	6	—	6	—	—	—	—	—	—
Restricted stock awards	—	—	447	(33)	147	—	—	594	—	594	—	—	—	—	—	—
Reclassification of liability-classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714	—	—	—	—	—	—
Stock-based compensation expense before related tax effects	—	—	1,084	—	—	—	—	1,084	—	1,084	—	—	—	—	—	—
ESOP distribution in common stock	—	—	3,237	(274)	1,220	—	—	4,457	—	4,457	(357)	(4,457)	—	—	—	(4,457)
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)	—	—	—	—	—	—
Balance at June 30, 2017	153,560	$12,393	$774,874	98,314	$(443,561)	$(22,239)	$(70,289)	$251,178	$16,286	$267,464	23,868	$298,357	15,702	$(196,204)	$8,431	$110,584

See accompanying Notes to Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business – Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. ADS’s broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products.

The Company is managed based primarily on the geographies in which it operates and reports results of operations in two reportable segments: Domestic and International.

Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.

Basis of Presentation – The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2017 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2017 (“Fiscal 2017 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2017 and the results of operations and cash flows for the three months ended June 30, 2017 and 2016. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2017 Form 10-K.

Principles of Consolidation – The Condensed Consolidated Financial Statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net loss (income) of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Measurement of Inventory – In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) which requires entities to measure most inventory at the lower of cost and net realizable value, simplifying current guidance under which an entity must measure inventory at the lower of cost or market. The determination of market value, under current guidance, is considered unnecessarily complex as there are several potential outcomes based on its definition as replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. Whereas net realizable value, under the update, is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for annual periods beginning on or after December 15, 2016, and interim periods within those years, with early adoption permitted. The Company adopted this standard effective April 1, 2017. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

Stock-Based Compensation – In March 2016, the FASB issued an ASU which is intended to simplify certain aspects of the accounting for stock-based compensation. The Company adopted the standard on April 1, 2017. The adoption of the ASU did not have a material impact on the historical consolidated financial statements. This update contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. This update is expected to result in increased volatility to income tax expense in future periods dependent upon the timing of employee exercises of stock options, the price of the Company's common stock and the vesting of restricted stock awards. In addition, excess tax benefits will now be classified as operating cash flows rather than financing cash flows in the Consolidated Statements of Cash Flows.

The amendment also contains potential changes to the accounting for forfeitures, whereby entities can elect to either continue to apply the current requirement to estimate forfeitures when determining compensation expense, or to alternatively reverse the compensation expense of forfeited awards when they occur. The Company will account for forfeitures as they occur, which may result in expense volatility based on the timing of forfeitures.

In addition, the update also modified the net-share settlement liability classification exception for statutory income tax withholdings, whereby the new guidance allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company included this provision in awards issued in fiscal 2017 and modified previously issued awards on April 1, 2017. See “Note 10. Stock-Based Compensation” for further information on the modification.

Definition of a Business – In January 2017, the FASB issued an ASU to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard effective April 1, 2018. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Revenue Recognition – In May 2014, the FASB issued an ASU which amends the guidance for revenue recognition. This standard contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The standard sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an ASU that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional accounting standards updates issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company expects to adopt this standard effective April 1, 2018. The Company has not yet selected a transition method and is currently evaluating the impact of this standard on the consolidated financial statements.

Leases – In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs such as property taxes and insurance, as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. This standard

Advanced Drainage Systems, Inc.

is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The standard requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. The Company expects to adopt this standard effective April 1, 2019. The Company has not yet determined whether to apply any of the available practical expedients. The Company has begun the process of reviewing contracts under the new standard to determine the impact the new standard will have on the consolidated financial statements. The Company is also in process of implementing a new software solution to improve the process of accounting for leases under the current and new standard.

Measurement of Credit Losses – In June 2016, the FASB issued an ASU which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This standard requires the use of an impairment model referred to as the current expected credit loss model. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Cash Flow Classification – In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company expects to adopt this update effective April 1, 2018. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Goodwill Impairment – In January 2017, the FASB issued an ASU which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effect for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Stock-Based Compensation – In May 2017, the FASB issued an ASU to clarify when modification accounting should be applied for changes to the terms or conditions of share-based payment awards. The amendments clarify that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard effective April 1, 2018. The Company is currently evaluating the impact of this update on its consolidated financial statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2017 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

The Company recorded loss on disposal of assets and costs from exit and disposal activities of $3.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.

The Company recorded $2.6 million of expenses related to two manufacturing facilities closing in fiscal 2018. The expenses include approximately $2.0 million in accelerated depreciation and $0.6 million of severance. An additional $0.8 million loss on other disposals and partial disposals of property, plant and equipment was recorded.

3.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	June 30, 2017	March 31, 2017
	(In thousands)
Raw materials	$57,834	$52,746
Finished goods	204,354	205,684
Total inventories	$262,188	$258,430

There were no work-in-process inventories as of the periods presented.

4.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$38	$—	$38	$—
Derivative assets – interest rate swap	547	—	547	—
Total assets at fair value on a recurring basis	$585	$—	$585	$—
Liabilities:
Derivative liability - diesel fuel contracts	$277	$—	$277	$—
Derivative liability - interest rate swap	462	—	462	—
Contingent consideration for acquisitions	858	—	—	858
Total liabilities at fair value on a recurring basis	$1,597	$—	$739	$858

Advanced Drainage Systems, Inc.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$179	$—	$179	$—
Total assets at fair value on a recurring basis	$179	$—	$179	$—
Liabilities:
Derivative liability - diesel fuel contracts	$142	$—	$142	$—
Contingent consideration for acquisitions	1,348	—	—	1,348
Total liabilities at fair value on a recurring basis	$1,490	$—	$142	$1,348

For the three months ended June 30, 2017 and 2016, respectively, there were no transfers in or out of Levels 1, 2 or 3.

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

	Three Months ended June 30,
	2017	2016
	(In thousands)
Balance at the beginning of the period	$1,348	$2,858
Change in fair value	26	24
Payments of contingent consideration liability	(516)	(683)
Balance at the end of the period	$858	$2,199

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 6. Debt”) were $150.0 million and $150.3 million, respectively, as of June 30, 2017 and $75.0 million and $75.9 million, respectively, at March 31, 2017. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

5.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three months ended June 30, 2017 and 2016, ADS Mexicana compensated certain current and former shareholders of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business. These cash payments were less than $0.1 million for the three months ended June 30, 2017 and 2016.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with related parties. There were no such sales in either the three months ended June 30, 2017 and 2016. However, outstanding

Advanced Drainage Systems, Inc.

receivables related to such sales from prior periods were $0.2 million as of both June 30, 2017 and March 31, 2017.

The Company is the guarantor of 100% of a second credit facility for ADS Mexicana, and the Company’s maximum potential payment under this guarantee is $12.0 million. See “Note 6. Debt.”

South American Joint Venture - The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee totals $11.0 million as of June 30, 2017. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2017 and March 31, 2017, the outstanding principal balances of the credit facility including letters of credit were $15.4 million and $16.0 million, respectively. As of June 30, 2017, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2017 was 6.0% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales with ADS and its other related parties, which totaled $0.6 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. ADS pipe sales to the South American Joint Venture were less than $0.1 million and $0.3 million in the three months ended June 30, 2017 and 2016.

BaySaver - BaySaver Technologies LLC (“BaySaver”) is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding stock of BaySaver and consolidates its interest in BaySaver.

ADS and BaySaver have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of a plant and adjacent yard used to conduct business and operating expenses related to the leased facility. Occasionally, ADS and BaySaver jointly enter into agreements for sales of pipe and Allied Products with their related parties, which were less than $0.1 million for the periods presented.

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

ADS is the guarantor for 49% of a specific Tigre-ADS USA credit facility. The Company’s maximum potential obligation under this guarantee totals $3.2 million as of June 30, 2017. The guarantee of Tigre-ADS USA’s debt expires on October 11, 2017. ADS does not anticipate any required contributions related to the balance of this credit facility. The outstanding principal balance of the credit facility including letters of credit the Company guarantees was $6.5 million as of both June 30, 2017 and March 31, 2017. The weighted average interest rate as of June 30, 2017 was 3.85%.

ADS purchased $0.6 million and $0.4 million of Tigre-ADS USA manufactured products for use in the production of ADS products during the three months ended June 30, 2017 and 2016.

Advanced Drainage Systems, Inc.

6.	DEBT

Long-term debt as of the periods presented consisted of the following:

	June 30, 2017	March 31, 2017
	(In thousands)
Secured Bank Term Loans:
Revolving Credit Facility — ADS	$252,500	$194,300
Revolving Credit Facility — ADS Mexicana	500	1,500
Term Note	—	72,500
Senior Notes payable	150,000	75,000
Industrial revenue bonds	1,620	1,845
Equipment financing	4,002	4,216
ADS Mexicana Scotia bank revolving credit facility	—	1,000
Total	408,622	350,361
Unamortized debt issuance costs	(3,609)	(1,723)
Current maturities	(27,301)	(37,789)
Long-term debt obligation	$377,712	$310,849

Master Loan and Security Agreement - In June 2016, ADS signed a Master Loan and Security Agreement for Equipment Financing in the U.S. and Canada for an aggregate amount of up to $4.5 million. During fiscal 2017, the Company issued $4.6 million of Equipment Notes with a weighted average fixed interest rate at 2.72%, with the aggregate loan amount during fiscal 2017 reaching a total of $4.2 million, net of principal payments. Each Equipment Note amortizes the principal over five years and is payable monthly.

Events Related to the Secured Bank Term Loans - On May 19, 2017, the Company obtained a waiver from the lenders of the Revolving Credit Facility regarding an event of default. A material domestic subsidiary failed to join as a guarantor resulting in default. The lenders agreed to waive the default if the material domestic subsidiary joins as a guarantor by July 31, 2017. The material domestic subsidiary joined as a guarantor on June 22, 2017 upon the closing of the amended Secured Bank Term Loans discussed below.

On June 28, 2017, ADS executed a Forward Interest Rate Swap on the 30-Day LIBOR interest rate to mitigate the impact of interest rate volatility. The swap has a notional value of $100.0 million and a fixed rate of 1.8195% for a five year period.

Events Related to the Senior Notes - On June 28, 2017, the Company issued and sold Shelf Notes in the aggregate principal amount of $75.0 million pursuant to the Private Shelf Agreement. The $75.0 million of Shelf Notes bears interest at a fixed interest rate of 3.53% per annum and have a maturity date of seven years from the date of issuance. The rate is subject to an additional 100 basis point excess leverage fee if the calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter.

Long-term Debt Modification

Secured Bank Term Loans - On June 22, 2017, the Company and certain of its subsidiaries, as guarantors (collectively, the “Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent (in such capacity, the “Agent”), and various financial institutions party thereto (together with PNC, collectively, the “Lenders”), pursuant to which the Lenders have committed to provide the Company a $550.0 million revolving credit facility (with an option to increase such revolving credit facility or incur new term loans in an agreement amount of up to $150.0 million) subject to the terms and conditions in the Credit Agreement. The Credit Agreement amends and restates the Amended and Restated Credit Agreement dated as of June 12, 2013, as amended, among the Company and certain of its subsidiaries, as guarantors, various financial institutions party thereto, and PNC, as administrative agent.

Advanced Drainage Systems, Inc.

Borrowings under the credit facility will be used for general corporate purposes, including repurchases of stock, repayments of existing indebtedness, repayments of short-term borrowings, working capital requirements, capital expenditures and acquisitions. The interest rates under the Credit Agreement are determined by certain base rates or LIBOR rates, plus an applicable margin based on the Leverage Ratio then in effect. The average interest rate was 2.87% as of June 30, 2017. The Credit Agreement has an expiration date of June 22, 2022.

The Credit Agreement sets forth certain customary business and financial covenants to which the Company and Guarantors are subject when any amounts under the Credit Agreement are outstanding, including covenants that limit or restrict the ability of the Company and the Guarantors to incur indebtedness, to make capital distributions, and to incur certain liens and encumbrances on any of its respective property. The two primary financial covenants of the Credit Agreement require the Company to maintain a certain Leverage Ratio and an Interest Coverage Ratio.

The Credit Agreement Leverage Ratio generally requires that at the end of any fiscal quarter, for the four fiscal quarters then ended, the Company will not permit the ratio of its total consolidated indebtedness to the Company’s Consolidated EBITDA (as defined in the Credit Agreement) to be greater than 4.00 to 1.00 (or 4.25 to 1.00 as of the date of any acquisitions permitted under the Credit Agreement for which the aggregate consideration is $100.0 million or greater). The Credit Agreement Interest Coverage Ratio generally requires that at the end of any fiscal quarter, for the four fiscal quarters then ended, the Company will not permit the ratio of Consolidated EBITDA to the Company’s consolidated interest expense payable during such period to be less than 3.00 to 1.00.

The Credit Agreement provides for customary events of default, including, among other things, in the event of nonpayment of principal, interest, or other amounts, a representation or warranty proving to have been incorrect in any material respect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to other Company indebtedness of a specified amount, the bankruptcy or insolvency of the Company or a Guarantor, monetary judgment defaults of a specified amount, a change of control of the Company, and ERISA defaults resulting in liability under certain circumstances. In the event of a default by the Company, the Agent or the requisite number of Lenders may declare all amounts owed under the Credit Agreement and outstanding letters of credit immediately due and payable and terminate the Lenders’ commitments to make loans under the Credit Agreement. For defaults related to bankruptcy, insolvency or reorganization proceedings, the commitments of the Lenders will be automatically terminated and all outstanding loans and other amounts will become immediately due and payable.

Senior Notes - On June 22, 2017, the Company and the Guarantors entered into the Second Amended and Restated Private Shelf Agreement (the “Private Shelf Agreement”) with PGIM, Inc. (“Prudential”) and certain other parties thereto. The Private Shelf Agreement amends and restates the Amended and Restated Private Shelf Agreement dated as of September 24, 2010, as amended, pursuant to which the Company has previously issued and sold secured senior notes of the Company. Under the terms of the Private Shelf Agreement, the Company may request that Prudential purchase, over the next three years, secured senior notes of the Company so long as the aggregate principal amount of notes outstanding at any time does not exceed $175.0 million (the “Shelf Notes”). The Shelf Notes shall bear interest at a fixed interest rate and have a maturity date not to exceed ten years from the date of issuance. Prudential and its affiliates are under no obligation to purchase any of the Shelf Notes. The interest rate and terms of payment of any series of Shelf Notes will be determined at the time of purchase. The proceeds of any series of Shelf Notes will be used as specified in the request for purchase with respect to such series, subject to compliance with the requirements in the Private Shelf Agreement, but are anticipated to be used for general corporate purposes, including refinancing of short-term borrowings and/or repayment of outstanding indebtedness under the Credit Agreement, which is described above, as well as financing of capital expenditures and acquisitions.

Obligations under the Private Shelf Agreement are secured by capital stock of certain direct and indirect subsidiaries of the Company and the Guarantors and substantially all other tangible and intangible personal property owned by the Company and the Guarantors. Obligations under the Private Shelf Agreement are secured by the collateral on a pari passu basis with obligations under the Credit Agreement.

Advanced Drainage Systems, Inc.

The Private Shelf Agreement sets forth certain customary business and financial covenants to which the Company and Guarantors are subject when any Shelf Note is outstanding, including covenants that limit or restrict the ability of the Company and the Guarantors to incur indebtedness, to make capital distributions, and to incur certain liens and encumbrances on any of its respective property. The two primary financial covenants of the Private Shelf Agreement require the Company to maintain a certain Leverage Ratio and an Interest Coverage Ratio.

The Private Self Agreement Leverage Ratio generally requires that at the end of any fiscal quarter, for the four fiscal quarters then ended, the Company will not permit the ratio of its total consolidated indebtedness to the Company’s Consolidated EBITDA (as defined in the Private Shelf Agreement) to be greater than 4.00 to 1.00 (or 4.25 to 1.00 as of the date of any acquisitions permitted under the Private Self Agreement for which the aggregate consideration is $100.0 million or greater). The Private Self Agreement Interest Coverage Ratio generally requires that at the end of any fiscal quarter, for the four fiscal quarters then ended, the Company will not permit the ratio of Consolidated EBITDA to the Company’s consolidated interest expense payable during such period to be less than 3.00 to 1.00.

The Private Shelf Agreement provides for customary events of default, including, among other things, in the event of nonpayment of principal, interest, or other amounts, a representation or warranty proving to have been incorrect in any material respect when made, failure to perform or observe certain covenants within a specified period of time, a cross-default to other Company indebtedness of a specified amount, the bankruptcy or insolvency of the Company or a Guarantor, monetary judgment defaults of a specified amount, a change of control of the Company, and ERISA defaults resulting in liability under certain circumstances. In the event of a default by the Company, any or all holders of Shelf Notes may declare amounts owed under the Private Shelf Agreement immediately due and payable. For defaults related to bankruptcy, insolvency or reorganization proceedings, all amounts owed under the Agreement will become immediately due and payable, and Prudential may at its option terminate the Private Shelf Note Facility.

Principal Maturities – Maturities of long-term debt (excluding interest and deferred financing costs) as of June 30, 2017 are summarized below:

	Twelve Months Ended June 30,
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$27,301	$26,626	$25,941	$967	$252,787	$75,000	$408,622

7.	DERIVATIVE TRANSACTIONS

Derivatives - The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price and foreign currency exchange rate fluctuations. For interest rate swaps, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in interest expense. For collars, commodity swaps and foreign exchange forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

Advanced Drainage Systems, Inc.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Propylene swaps	$—	$(3,313)
Diesel fuel contracts	276	(1,472)
Interest rate swaps	(85)	(122)
Total net unrealized mark-to-market (gains) losses	$191	$(4,907)
Propylene swaps	—	3,072
Diesel fuel contracts	52	706
Total net realized losses	$52	$3,778

A summary of the fair value of derivatives is included in “Note 4. Fair Value Measurements.”

Other Non-Operating Income - In addition to the above amounts, Derivative gains and other income, net in the Condensed Consolidated Statements of Operations also includes other non-operating income of $1.2 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively.

8.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments - The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at June 30, 2017, the Company has agreed to purchase resin over the period July 2017 through December 2017 at a committed purchase cost of $12.1 million.

Litigation and Other Proceedings – On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff has appealed the District Court’s order to the United States Court of Appeals for the Second Circuit, and the appeal is pending.

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

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and

Advanced Drainage Systems, Inc.

divestitures. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on the Company’s financial position or results of operations. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

9.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended June 30, 2017 and 2016, the Company utilized an effective tax rate of 34.8% and 42.1%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate of 35% primarily due to the favorable impact of a $1.0 million discrete income tax benefit related to release of tax reserves.

10.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock options are re-measured at fair value at each reporting date until the date of settlement, and the pro-rata vested portion of the award is recognized as a liability. The Company determines the fair value of options based on the Black-Scholes option pricing model. The Company accounts for all restricted stock granted to directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Component of income before income taxes:
Cost of goods sold	$45	$100
Selling expenses	25	300
General and administrative expenses	1,620	8,620
Total stock-based compensation expense	$1,690	$9,020

The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Stock-based compensation expense:
Liability-classified Stock Options	$—	$8,836
Equity-classified Stock Options	1,084	—
Restricted Stock	368	184
Non-Employee Director	238	—
Total stock-based compensation expense	$1,690	$9,020

On April 1, 2017, the Company modified all outstanding awards to remove the provision that permitted employees to satisfy their personal tax liability with the net settlement of shares in excess of minimum tax withholding. Consistent with the ASU in Note 1, employees can now withhold shares with a fair value up to the maximum statutory rate. Accordingly, the Company modified the awards previously accounted for as liability-classified to equity-classified and reclassified the carrying amount of the awards of $13.7 million to Paid-in capital in the Condensed Consolidated Balance Sheet. All stock options have been accounted for as equity-classified awards for the periods subsequent to the modification. Prior to the modification, liability-

Advanced Drainage Systems, Inc.

classified awards were reclassified to additional paid in capital at fair value when stock options were exercised.

11.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2017	2016
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$17,742	$18,273
Adjustments for:
Accretion of Redeemable noncontrolling interest	—	(362)
Dividends to Redeemable convertible preferred stockholders	(489)	(425)
Dividends paid to unvested restricted stockholders	(19)	(30)
Net income available to common stockholders and participating securities	17,234	17,456
Undistributed income allocated to participating securities	(1,429)	(1,524)
Net income available to common stockholders – Basic	$15,805	$15,932
Weighted average number of common shares outstanding – Basic	55,303	54,071
Net income per common share – Basic	$0.29	$0.29
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$15,805	$15,932
Weighted average number of common shares outstanding – Basic	55,303	54,071
Assumed exercise of stock options	707	857
Weighted average number of common shares outstanding – Diluted	56,010	54,928
Net income per common share – Diluted	$0.28	$0.29
Potentially dilutive securities excluded as anti-dilutive	6,459	6,444

Stockholders’ Equity – During the three months ended June 30, 2017, the Company repurchased 400,000 shares of common stock at a cost of $7.9 million. The repurchases were made under the Board of Directors authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. The repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

Advanced Drainage Systems, Inc.

12.	BUSINESS SEGMENTS INFORMATION

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

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Domestic
Pipe	$226,191	$223,310
Allied Products	93,306	89,453
Total domestic	319,497	312,763
International
Pipe	29,769	34,372
Allied Products	9,093	10,441
Total international	38,862	44,813
Total Net sales	$358,359	$357,576

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended June 30, 2017
Net sales	$319,497	$38,862	$358,359
Segment Adjusted EBITDA	55,089	5,256	60,345
Interest expense	4,385	94	4,479
Income tax expense	9,515	231	9,746
Depreciation and amortization	16,263	1,958	18,221
Equity in net (income) loss of unconsolidated affiliates	218	(466)	(248)
Capital expenditures	17,108	841	17,949
For the three months ended June 30, 2016
Net sales	$312,763	$44,813	$357,576
Segment Adjusted EBITDA	64,640	7,168	71,808
Interest expense	4,673	111	4,784
Income tax expense	12,153	2,041	14,194
Depreciation and amortization	15,678	2,348	18,026
Equity in net (income) loss of unconsolidated affiliates	(17)	113	96
Capital expenditures	11,495	1,100	12,595

Advanced Drainage Systems, Inc.

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	June 30, 2017	March 31, 2017
	(In thousands)
Investments in unconsolidated affiliates
Domestic	$2,209	$2,427
International	7,025	6,559
Total	$9,234	$8,986
Total identifiable assets
Domestic	$986,426	$917,006
International	148,144	134,987
Eliminations	(21,241)	(5,708)
Total	$1,113,329	$1,046,285

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	Three Months Ended June 30,
	2017		2016
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$15,150	$3,324	$15,422	$3,999
Depreciation and amortization	16,263	1,958	15,678	2,348
Interest expense	4,385	94	4,673	111
Income tax expense	9,515	231	12,153	2,041
Segment EBITDA	45,313	5,607	47,926	8,499
Derivative fair value adjustments	191	—	(4,907)	—
Foreign currency transaction gains	—	(869)	—	(1,762)
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,319	104	270	(68)
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	294	414	279	499
Contingent consideration remeasurement	26	—	24	—
Stock-based compensation expense	1,690	—	9,020	—
ESOP deferred compensation	2,614	—	2,737	—
Expense related to executive termination payments	15	—	79	—
Transaction costs	167	—	—	—
Restatement-related costs(2)	1,460	—	9,212	—
Segment Adjusted EBITDA	$55,089	$5,256	$64,640	$7,168

(1)

Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(2)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of prior period financial statements as reflected in the fiscal year 2015 Form 10-K and fiscal year 2016 Form 10-K/A. Fiscal 2018 expenses relate to the ongoing SEC Enforcement Division’s investigation and related shareholder litigation discussed in “Note 8. Commitments and Contingencies.”

Advanced Drainage Systems, Inc.

13.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the second quarter of fiscal 2018, the Company declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable on September 15, 2017 to stockholders of record at the close of business on September 1, 2017.

Acquisition of a Business- On August 1, 2017, ADS acquired DURASLOT, Inc., a manufacturer of linear surface drains for $2.3 million.

Advanced Drainage Systems, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries.

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2018 refers to fiscal 2018, which is the period from April 1, 2017 to March 31, 2018.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2017 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Advanced Drainage Systems, Inc.

Results of Operations

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended June 30, 2017 and 2016. We believe this presentation is useful to investors in comparing historical results.

	Three Months ended June 30,
	2017	2016
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	75.8	73.0
Gross profit	24.2	27.0
Selling	6.4	6.8
General and administrative	7.4	9.7
Loss on disposal of assets and costs from exit and disposal activities	1.0	0.1
Intangible amortization	0.6	0.6
Income from operations	8.8	9.9
Interest expense	1.2	1.3
Derivative gains and other income, net	(0.3)	(0.8)
Income before income taxes	7.9	9.4
Income tax expense	2.7	4.0
Equity in net (income) loss of unconsolidated affiliates	(0.1)	—
Net income	5.2	5.4
Less: net income attributable to noncontrolling interest	0.2	0.3
Net income attributable to ADS	5.0%	5.1%

Net sales - Net sales were $358.4 million in the three months ended June 30, 2017, increasing $0.8 million, or 0.2%, over the comparable period in fiscal 2017.

	Three Months ended June 30,
	2017	2016	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$226,191	$223,310	$2,881	1.3%
Allied Products	93,306	89,453	3,853	4.3%
Total domestic	319,497	312,763	6,734	2.2%
International
Pipe	29,769	34,372	(4,603)	(13.4%)
Allied Products	9,093	10,441	(1,348)	(12.9%)
Total international	38,862	44,813	(5,951)	(13.3%)
Total net sales	$358,359	$357,576	$783	0.2%

Domestic net sales increased $6.7 million, or 2.2%, in the three months ended June 30, 2017, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $2.9 million, or 1.3%, which was a result of pipe volume increase of $4.4 million offset by price decreases and changes in product mix of $2.1 million. Allied Product sales increased $3.9 million, or 4.3%.

International net sales decreased $6.0 million, or 13.3%, in the three months ended June 30, 2017 over the comparable period in the previous fiscal year. The decrease was primarily attributable to price decreases and changes in product mix of $2.8 million, pipe volume decreases of $1.5 million and a decrease in Allied Products sales of $1.3 million.

Advanced Drainage Systems, Inc.

Cost of goods sold and Gross profit - Cost of goods sold increased by $10.7 million, or 4.1%, and gross profit decreased by $9.9 million, or 10.2%, in the three months ended June 30, 2017 over the comparable period in the previous fiscal year.

	Three Months ended June 30,
	2017	2016	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$80,326	$87,726	$(7,400)	(8.4%)
International	6,413	8,880	(2,467)	(27.8%)
Total gross profit	$86,739	$96,606	$(9,867)	(10.2%)

The decrease in domestic gross profit of $7.4 million, or 8.4%, was due to a $4.5 million increase in material costs and a $1.4 million increase in labor and overhead costs. These increased expenses were partially offset by gross profit impact of the net sales increase discussed above. The remainder of the variance is comprised of transportation and other expenses.

International gross profit decreased $2.5 million, or 27.8%, in the first quarter of fiscal 2018 compared to the same period in fiscal 2017, largely due to the gross profit impact of the 13.3% decrease in net sales discussed above and a $0.3 million decrease in labor and overhead costs.

Selling expenses - As a percentage of net sales, selling expenses were 6.4% in the first quarter of fiscal 2018 as compared to 6.8% in the prior year. The change is primarily due to a benefit in bad debt expense in fiscal 2018 resulting from the collection of approximately $0.6 million from a Canadian customer that had previously been reserved.

General and administrative expenses - General and administrative expenses for the three months ended June 30, 2017 decreased $7.8 million from the prior year period. The decrease was primarily due to a decrease in stock-based compensation expense of $7.0 million and a decrease in restatement related costs of $7.7 million. These decreases were offset by an increase of $5.1 million in professional fees and an increase of $1.4 million in compensation expense. On April 1, 2017 all stock options were amended and became equity classified. In the three months ended June 30, 2016, all stock options were liability-classified resulting in mark-to-market adjustments.

Loss on disposal of assets and costs from exit and disposal activities - In the first quarter of fiscal 2018, the Company shortened the remaining useful life of certain assets related to two manufacturing facilities closing in fiscal 2018 resulting in accelerated depreciation expense of approximately $2 million and recorded approximately $0.6 million of severance.

Intangible amortization. Intangible amortization remained relatively flat.

Interest expense. Our interest expense remained relatively flat as a percentage of net sales.

Derivative gains and other income, net - Derivative gains and other income, net decreased by $2.1 million for the three months ended June 30, 2017 compared to the same period in 2016. The majority of the Company’s previous derivative contracts expired during fiscal 2017. During the three months ended June 30, 2016, the Company recognized a net $1.1 million gain on derivative contracts. On June 28, 2017, the company entered into an interest rate swap. The interest rate swap did not have a material impact on the Derivative gains and other income, net for the three months ended June 30, 2017.

Income tax expense - For the three months ended June 30, 2017 and 2016, the Company had effective tax rates of 34.8% and 42.1%, respectively. The decrease in the effective tax rate was due primarily to the timing of certain discrete items.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we

Advanced Drainage Systems, Inc.

have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates changed to a $0.2 million income for the three months ended June 30, 2017 from a $0.1 million loss for the three months ended June 30, 2016. The change is primarily attributable to insurance recovery related to a fire that occurred in fiscal 2017 in the South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased from net income of $1.1 million for the three months ended June 30, 2016 to net income of $0.7 million for the three months ended June 30, 2017. The change is primarily attributable to fluctuations in the profitability of ADS-Mexicana.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA, Adjusted Earnings Per Fully Converted Share and Free Cash Flow. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

Adjusted EBITDA - Adjusted EBITDA, a non-GAAP financial measure, has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of financial performance that is not required by, or presented in accordance with GAAP. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management and our Board of Directors to assess our financial performance. Adjusted EBITDA is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

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

Advanced Drainage Systems, Inc.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Net income	$18,474	$19,421
Depreciation and amortization	18,221	18,026
Interest expense	4,479	4,784
Income tax expense	9,746	14,194
EBITDA	50,920	56,425
Derivative fair value adjustments	191	(4,907)
Foreign currency transaction gains	(869)	(1,762)
Loss on disposal of assets and costs from exit and disposal activities	3,423	202
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	708	778
Contingent consideration remeasurement	26	24
Stock-based compensation expense	1,690	9,020
ESOP deferred stock-based compensation	2,614	2,737
Expense related to executive termination payments	15	79
Transaction costs(2)	167	—
Restatement-related costs(3)	1,460	9,212
Adjusted EBITDA	$60,345	$71,808

(1)

Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(2)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and asset acquisitions and dispositions.
(3)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements in fiscal 2017. Fiscal 2018 expenses relate to the ongoing SEC Enforcement Division’s investigation and related shareholder litigation.

Adjusted Earnings Per Fully Converted Share - Adjusted Earnings per Fully Converted Share - Adjusted Earnings per Fully Converted Share, Adjusted Net Income and Weighted Average Fully Converted Common Shares Outstanding, which are non-GAAP measures, are supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted earnings per fully converted share (Non-GAAP), Adjusted Net Income (Non-GAAP), and Weighted average fully converted common shares outstanding (Non-GAAP), by adjusting our Net income per share — Basic, Net income available to common stockholders - Basic and Weighted average common shares outstanding — Basic, the most comparable GAAP measures. To effect this adjustment with respect to Net income available to common stockholders – Basic, we have (1) removed the adjustment for the change in fair value of redeemable convertible preferred stock classified as mezzanine equity, (2) added back the dividends to redeemable convertible preferred stockholders and dividends paid to unvested restricted stockholders, (3) made corresponding adjustments to the amount allocated to participating securities under the two-class earnings per share computation method, (4) added back ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes, (5) added back the accretion of redeemable noncontrolling interest in subsidiaries.

We have also made adjustments to the Weighted average common shares outstanding — Basic to assume (1) share conversion of the Redeemable convertible preferred stock to outstanding shares of common stock and (2) add shares of outstanding unvested restricted stock.

Advanced Drainage Systems, Inc.

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

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per share data)
Net income available to common stockholders - Basic	$15,805	$15,932
Adjustments to Net income available to common stockholders - Basic:
Accretion of Redeemable noncontrolling interest in subsidiaries	—	362
Dividends to Redeemable convertible preferred stockholders	489	425
Dividends paid to unvested restricted stockholders	19	30
Undistributed income allocated to participating securities	1,429	1,524
Net income attributable to ADS	17,742	18,273
Fair value of ESOP compensation related to Redeemable convertible preferred stock	2,614	2,737
Adjusted Net Income (Non-GAAP)	$20,356	$21,010
Weighted average common shares outstanding – Basic	55,303	54,071
Adjustments to Weighted average common shares outstanding - Basic:
Unvested restricted shares	237	79
Redeemable convertible preferred shares	18,589	19,065
Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	74,129	73,215
Net income per share - Basic	$0.29	$0.29
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.27	$0.29

Advanced Drainage Systems, Inc.

Free Cash Flow - Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and the Company’s Board of Directors to assess the Company’s ability to generate cash. Accordingly, free cash flow has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

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

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Cash flow from operating activities	$(16,537)	$(132)
Capital expenditures	(17,949)	(12,595)
Free Cash Flow	$(34,486)	$(12,727)

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

As of June 30, 2017, we had $4.9 million in cash that was held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdictions.

Working Capital and Cash Flows

As of June 30, 2017, we had $319.5 million in liquidity, including $8.7 million of cash, $285.8 million in borrowings available under our Revolving Credit Facility net of $11.7 million of outstanding letters of credit, and $25.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $267.0 million as of June 30, 2017, from $184.8 million as of March 31, 2017, primarily due to the increase in account receivable of $46.5 million consistent with the seasonality of our business and an increase of $3.8 million in inventory for planned sales. Further, the change in working capital is impacted by a decrease of $14.8 million attributable to the difference in timing of the payment of accounts payable,  a decrease of $10.5 million of current debt obligations maturities related to the refinancing of the Secured Bank Term Loans and Senior Notes Payable, as discussed in “Note 6. Debt,” and a decrease of $11.9 million due to the modification of the liability-classified stock-based awards, as further discussed in “Note 10. Stock-Based Compensation.”

Operating Cash Flows - Cash flows from operating activities for the three months ended June 30, 2017 was a use of $16.5 million as compared with cash used by operating activities of $0.1 million for the three months ended June 30,

Advanced Drainage Systems, Inc.

2016. Cash flows from operating activities during the three months ended June 30, 2017 was impacted by the difference in the timing of collection of receivables and the decrease in inventory spending from the comparable period.

Investing Cash Flows - During the three months ended June 30, 2017 and 2016, cash used for investing activities was $18.2 million and $12.8 million, respectively, primarily due to capital expenditures in support of operations. Capital expenditures totaled $17.9 million and $12.6 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Our capital expenditures for the three months ended June 30, 2017 were used primarily to support facility expansions, equipment replacements, various recycled resin initiatives and capitalized software.

Financing Cash Flows - During the three months ended June 30, 2017, cash provided by financing activities was $37.2 million, due to increased borrowings on our Senior Notes and Revolving Credit Facility associated with the debt refinancing, which is more fully discussed in “Note 6. Debt,” partially offset by increased repayments on our Revolving Credit facility and Term Loan, and $7.9 million of repurchases of our common stock under the stock repurchase program. During the three months ended June 30, 2016, cash provided by financing activities was $16.2 million, due to increased borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months.

Capital Expenditures

Capital expenditures totaled $17.9 million and $12.6 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Our capital expenditures for the three months ended June 30, 2017 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and capitalized software.

We currently anticipate that we will make capital expenditures of approximately $55 million to $60 million in fiscal year 2018. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2017, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Secured Bank Term Loans - On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our Fiscal 2017 Form 10-K. On June 22, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the agreement dated as of June 12, 2013, to provide the Company a $550 million Revolving Credit Facility, which is more fully described in “Note 6. Debt” to the Condensed Consolidated Financial Statements.

As of June 30, 2017, the outstanding principal drawn on the Revolving Credit Facility was $252.5 million, with $285.8 million available to be drawn on the U.S. facility, net of $11.7 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - On September 24, 2010, our joint venture ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12 million. As of June 30, 2017, the outstanding principal drawn on the Revolving Credit Facility was $0.5 million, with $11.5 million available to be drawn.

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million, which is more fully described in our Fiscal 2017 Form 10-K. On June 22, 2017, the Company entered into the Second Amended and Restated Private

Advanced Drainage Systems, Inc.

Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in “Note 6. Debt” to the Condensed Consolidated Financial Statements. We have $25 million available for issuance of senior notes under the private shelf agreement. At June 30, 2017, the outstanding principal balance on these notes was $150 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants of the amended ADS Revolving Credit Facility and Senior Notes include a Leverage Ratio and an Interest Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times (or 4.25 as of the date of any acquisitions permitted under the amended agreement for which the aggregate consideration is $100.0 million or greater). The Interest Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA by consolidated interest expense. The current minimum ratio is 3.0 times.

The primary debt covenant of the ADS Mexicana Revolving Credit Facility is a Leverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times.

For further information, see “Note 6. Debt” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2017 Form 10-K. We were in compliance with our debt covenants as of June 30, 2017.

Contractual Obligations as of June 30, 2017

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$408,622	$27,301	$52,567	$253,754	$75,000
Interest payments (2)	65,375	14,152	24,233	21,695	5,295
Total	$473,997	$41,453	$76,800	$275,449	$80,295

(1)

On June 22, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) and Second Amended and Restated Private Shelf Agreement (the “Private Shelf Agreement”). The Credit Agreement matures in June 2022. See “Note 6. Debt” to the Condensed Consolidated Financial Statements.

(2)	Based on applicable rates and pricing margins as of June 30, 2017.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% and 49% of certain debt of our unconsolidated South American Joint Venture and Tigre-ADS USA, respectively, as further discussed in “Note 5. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of June 30, 2017, our South American Joint Venture and Tigre-ADS USA had approximately $15.4 million and $6.5 million, respectively, of outstanding debt. We do not believe that these guarantees will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

With the exception of the accounting pronouncements adopted during fiscal 2018 discussed in “Note 1. Background and Summary of Significant Accounting Policies”, there have been no changes in critical accounting policies from

Advanced Drainage Systems, Inc.

those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017 Form 10-K.

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

Advanced Drainage Systems, Inc.

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
•

the risk that information may arise that would require the Company to make adjustments or revisions or to restate further the financial statements and other financial data for certain prior periods and any future periods;

•	any delay in the filing of any filings with the SEC;
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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 except as noted below.

Interest Rate Risk. We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.5 million based on our borrowings as of June 30, 2017. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.5 million per year. To mitigate the impact of interest rate volatility, we had one forward interest rate swap in effect as of June 30, 2017 with a notional value of $100.0 million and a fixed rate of 1.8195% for a five year period.

Advanced Drainage Systems, Inc.

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

As previously disclosed in our Fiscal 2017 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2017. See “Item 9A — Controls and Procedures” in our Fiscal 2017 Form 10-K. Our CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2017 Form 10-K were still present as of June 30, 2017 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2017, and, other than those remediation efforts described in “Remediation Process” in Item 9A of our Fiscal 2017 Form 10-K, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please see “Note 8. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding legal proceedings.

Item 1A.	Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2017 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2017 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

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

Advanced Drainage Systems, Inc.

The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
April 1, 2017 to April 30, 2017	—	$—	—	$50,000
May 1, 2017 to May 31, 2017(1)	3	$21.90	—	$50,000
June 1, 2017 to June 30, 2017(2)	440	$19.85	400	$42,053
Total	443	$19.86	400	$42,053
(1)	The total number of shares repurchased relates to shares withheld in connection with tax payments due upon vesting of employee restricted stock awards.
(2)

Includes 40,000 shares of common stock purchased in open market transactions by Joseph A. Chlapaty, the Company’s President and Chief Executive Officer, as previously disclosed in Form 4 filings filed by Mr. Chlapaty with the SEC on June 7, 2017 and June 16, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference.

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2017

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ Joseph A. Chlapaty
Joseph A. Chlapaty
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer

Advanced Drainage Systems, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith