Form 10-Q
period 2017-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2017-11-06
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 55,931,405 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of October 31, 2017, 303,936 shares of unvested restricted common stock were outstanding and 23,712,251 shares of ESOP, preferred stock, convertible into 18,241,771 shares of common stock, were outstanding. As of October 31, 2017, 74,477,112 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$11,183	$6,450
Receivables (less allowance for doubtful accounts of $10,747 and $10,431, respectively)	279,711	168,943
Inventories	214,283	258,430
Other current assets	7,161	6,743
Total current assets	512,338	440,566
Property, plant and equipment, net	410,271	406,858
Other assets:
Goodwill	103,380	100,566
Intangible assets, net	48,429	51,758
Other assets	35,691	46,537
Total assets	$1,110,109	$1,046,285
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$26,818	$37,789
Current maturities of capital lease obligations	21,949	21,450
Accounts payable	93,944	121,922
Current portion of liability-classified stock-based awards	—	11,926
Other accrued liabilities	71,611	54,460
Accrued income taxes	12,209	8,207
Total current liabilities	226,531	255,754
Long-term debt obligations (less unamortized debt issuance costs of $3,412 and $1,723, respectively)	358,047	310,849
Long-term capital lease obligations	60,934	58,710
Deferred tax liabilities	42,971	44,007
Other liabilities	22,868	26,530
Total liabilities	711,351	695,850
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 23,713 and 24,225 shares outstanding, respectively	296,410	302,814
Deferred compensation – unearned ESOP shares	(194,192)	(198,216)
Redeemable noncontrolling interest in subsidiaries	8,682	8,227
Total mezzanine equity	110,900	112,825
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 153,560 shares issued; 55,413 and 55,338 shares outstanding, respectively	12,393	12,393
Paid-in capital	778,548	755,787
Common stock in treasury, at cost	(442,787)	(436,984)
Accumulated other comprehensive loss	(19,442)	(24,815)
Retained deficit	(56,746)	(83,678)
Total ADS stockholders’ equity	271,966	222,703
Noncontrolling interest in subsidiaries	15,892	14,907
Total stockholders’ equity	287,858	237,610
Total liabilities, mezzanine equity and stockholders’ equity	$1,110,109	$1,046,285

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales	$401,049	$360,785	$759,408	$718,361
Cost of goods sold	311,248	270,273	582,868	531,243
Gross profit	89,801	90,512	176,540	187,118
Operating expenses:
Selling	24,346	23,210	47,445	47,440
General and administrative	23,887	21,181	50,563	55,710
Loss on disposal of assets and costs from exit and disposal activities	5,121	737	8,544	939
Intangible amortization	2,015	2,128	4,059	4,315
Income from operations	34,432	43,256	65,929	78,714
Other expense:
Interest expense	5,055	4,546	9,534	9,330
Derivative gains and other income, net	(2,539)	(1,734)	(3,493)	(4,771)
Income before income taxes	31,916	40,444	59,888	74,155
Income tax expense	13,437	15,348	23,183	29,542
Equity in net loss of unconsolidated affiliates	520	815	272	911
Net income	17,959	24,281	36,433	43,702
Less: net income attributable to noncontrolling interest	96	547	828	1,695
Net income attributable to ADS	17,863	23,734	35,605	42,007
Accretion of redeemable noncontrolling interest	—	(380)	—	(742)
Dividends to redeemable convertible preferred stockholders	(470)	(415)	(959)	(840)
Dividends paid to unvested restricted stockholders	(16)	(24)	(35)	(54)
Net income available to common stockholders and participating securities	17,377	22,915	34,611	40,371
Undistributed income allocated to participating securities	(1,397)	(2,040)	(2,830)	(3,563)
Net income available to common stockholders	$15,980	$20,875	$31,781	$36,808
Weighted average common shares outstanding:
Basic	55,269	54,429	55,286	54,250
Diluted	55,893	55,276	55,953	55,115
Net income per share:
Basic	$0.29	$0.38	$0.57	$0.68
Diluted	$0.29	$0.38	$0.57	$0.67
Cash dividends declared per share	$0.07	$0.06	$0.14	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$17,959	$24,281	$36,433	$43,702
Currency translation	2,558	(2,047)	5,985	(5,168)
Comprehensive income	20,517	22,234	42,418	38,534
Less: other comprehensive income (loss) attributable to noncontrolling interest, net of tax	(239)	(566)	612	(2,067)
Less: net income attributable to noncontrolling interest	96	547	828	1,695
Total comprehensive income attributable to ADS	$20,660	$22,253	$40,978	$38,906

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$36,433	$43,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,941	36,036
Deferred income taxes	(801)	1,829
Loss on disposal of assets and costs from exit and disposal activities	8,544	939
ESOP and stock-based compensation	8,709	11,217
Amortization of deferred financing charges	550	702
Fair market value adjustments to derivatives	(590)	(9,060)
Equity in net loss of unconsolidated affiliates	272	911
Other operating activities	12,078	657
Changes in working capital:
Receivables	(111,463)	(31,113)
Inventories	46,205	5,781
Prepaid expenses and other current assets	256	(3,570)
Accounts payable, accrued expenses, and other liabilities	(9,745)	(12,455)
Net cash provided by operating activities	28,389	45,576
Cash Flows from Investing Activities
Capital expenditures	(27,035)	(23,796)
Cash paid for acquisitions, net of cash acquired	(1,990)	—
Other investing activities	(411)	(622)
Net cash used in investing activities	(29,436)	(24,418)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	335,950	235,600
Payments on Revolving Credit Facility	(273,650)	(207,900)
Payments on Term Loan	(72,500)	(5,000)
Proceeds from Senior Notes	75,000	—
Payments on Senior Notes	(25,000)	(25,000)
Debt issuance costs	(2,268)	—
Payments of notes, mortgages and other debt	(1,450)	(430)
Payments on capital lease obligations	(12,217)	(10,810)
Cash dividends paid	(8,673)	(7,338)
Proceeds from exercise of stock options	100	2,687
Repurchase of common stock	(7,947)	—
Other financing activities	(1,171)	(620)
Net cash provided by (used in) financing activities	6,174	(18,811)
Effect of exchange rate changes on cash	(394)	(98)
Net change in cash	4,733	2,249
Cash at beginning of period	6,450	6,555
Cash at end of period	$11,183	$8,804
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$22,169	$3,125
Cash paid for interest	9,424	9,409
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	15,196	14,915
Balance in accounts payable for the acquisition of property, plant and equipment	1,375	1,165
Payable recorded for business acquisition	300	—
Acquisition of property, plant and equipment under financing facility	—	3,153

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumu- lated Other Compre- hensive	Retained	Total ADS Stock- holders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747
Net income	—	—	—	—	—	—	42,007	42,007	1,193	43,200	—	—	—	—	502	502
Other comprehensive income	—	—	—	—	—	(3,101)	—	(3,101)	(2,067)	(5,168)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(763)	(763)	—	(763)	—	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(6,575)	(6,575)	—	(6,575)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,447	—	—	—	—	1,447	—	1,447	—	—	(293)	3,656	—	3,656
Exercise of common stock options	—	—	4,550	(236)	1,048	—	—	5,598	—	5,598	—	—	—	—	—	—
Restricted stock awards	—	—	(4)	(47)	207	—	—	203	—	203	—	—	—	—	—	—
ESOP distribution in common stock	—	—	3,543	(300)	1,336	—	—	4,879	—	4,879	(390)	(4,879)	—	—	—	(4,879)
Accretion of redeemable noncontrolling interest	—	—	(456)	—	—	—	—	(456)	—	(456)	—	—	—	—	742	742
Balance at September 30, 2016	153,560	$12,393	$748,177	98,540	$(438,404)	$(24,362)	$(67,109)	$230,695	$14,159	$244,854	24,429	$305,361	16,155	$(202,008)	$8,415	$111,768
Balance at April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	—	—	35,605	35,605	373	35,978	—	—	—	—	455	455
Other comprehensive income	—	—	—	—	—	5,373	—	5,373	612	5,985	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(888)	(888)	—	(888)	—	—	—	—	—	—
Common stock dividends ($0.14 per share)	—	—	—	—	—	—	(7,785)	(7,785)	—	(7,785)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,185	—	—	—	—	1,185	—	1,185	—	—	(322)	4,024	—	4,024
Exercise of common stock options	—	—	58	(2)	42	—	—	100	—	100	—	—	—	—	—	—
Restricted stock awards	—	—	1,060	(78)	349	—	—	1,409	—	1,409	—	—	—	—	—	—
Reclassification of liability- classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714	—	—	—	—	—	—
Stock-based compensation expense before related tax effects	—	—	2,093	—	—	—	—	2,093	—	2,093	—	—	—	—	—	—
ESOP distribution in common stock	—	—	4,651	(394)	1,753	—	—	6,404	—	6,404	(512)	(6,404)	—	—	—	(6,404)
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)	—	—	—	—	—	—
Balance at September 30, 2017	153,560	$12,393	$778,548	98,148	$(442,787)	$(19,442)	$(56,746)	$271,966	$15,892	$287,858	23,713	$296,410	15,541	$(194,192)	$8,682	$110,900

See accompanying Notes to Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. ADS’s broad product line includes corrugated high density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products. On August 1, 2017, ADS acquired DURASLOT, Inc., a manufacturer of linear surface drains, for $2.3 million. The acquisition included approximately $2.1 million of tax-deductible goodwill.

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2017 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2017 (“Fiscal 2017 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2017 and the results of operations and cash flows for the three and six months ended September 30, 2017 and 2016. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2017 Form 10-K.

Principles of Consolidation - The Condensed Consolidated Financial Statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net loss of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Measurement of Inventory - In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) which requires entities to measure most inventory at the lower of cost and net realizable value, simplifying current guidance under which an entity must measure inventory at the lower of cost or market. The determination of market value, under current guidance, is considered unnecessarily complex as there are several potential outcomes based on its definition as replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. Whereas net realizable value, under the update, is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard effective April 1, 2017. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

Stock-Based Compensation - In March 2016, the FASB issued an ASU which is intended to simplify certain aspects of the accounting for stock-based compensation. The Company adopted the standard on April 1, 2017. The adoption of the ASU did not have a material impact on the historical Consolidated Financial Statements. This update contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. This update is expected to result in increased volatility to income tax expense in future periods dependent upon the timing of employee exercises of stock options, the price of the Company's common stock and the vesting of restricted stock awards. In addition, excess tax benefits will now be classified as operating cash flows rather than financing cash flows in the Condensed Consolidated Statements of Cash Flows.

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

In addition, the update also modified the net-share settlement liability classification exception for statutory income tax withholdings, whereby the new guidance allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company included this provision in awards issued in fiscal 2017 and modified previously issued awards on April 1, 2017. See “Note 11. Stock-Based Compensation” for further information on the modification.

Recent Accounting Guidance Not Yet Adopted

Revenue Recognition - In May 2014, the FASB issued an ASU which amends the guidance for revenue recognition. This standard contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The standard sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an ASU that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional accounting standards updates issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company will adopt this standard effective April 1, 2018. To date, the Company has formed an internal stakeholder group to promote information sharing, communicate the new requirements of the standard, and assess the impact of the new revenue recognition model on the Company’s contracts with customers. The Company expects enhanced revenue disclosures as the result of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

Leases - In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs such as property taxes and insurance, as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The standard requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. The Company expects to adopt this standard effective April 1, 2019. The Company has implemented a new software solution to improve the process of tracking and

Advanced Drainage Systems, Inc.

accounting for leases under the current and new standards. The Company has not yet determined whether to apply any of the available practical expedients. The Company has begun the process of reviewing contracts under the new standard to determine the impact the new standard will have on the Condensed Consolidated Financial Statements.

Measurement of Credit Losses - In June 2016, the FASB issued an ASU which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This standard requires the use of an impairment model referred to as the current expected credit loss model. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

Cash Flow Classification - In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company expects to adopt this update effective April 1, 2018. The Company is currently evaluating the impact of this update on the Condensed Consolidated Financial Statements.

Goodwill Impairment - In January 2017, the FASB issued an ASU which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

Definition of a Business - In January 2017, the FASB issued an ASU to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt this standard effective April 1, 2018. The new standard will not have a material impact on the Condensed Consolidated Financial Statements.

Stock-Based Compensation - In May 2017, the FASB issued an ASU to clarify when modification accounting should be applied for changes to the terms or conditions of share-based payment awards. The amendments clarify that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard effective April 1, 2018. The Company is currently evaluating the impact of this update on its Condensed Consolidated Financial Statements.

Hedge Accounting – In August 2017, the FASB issued an ASU which expands an entity’s ability to apply hedge accounting for non-financial and financial risk components and provides a simplified approach for fair

Advanced Drainage Systems, Inc.

value hedging of interest rate risk. The standard also refines how entities assess hedge effectiveness. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2017 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

The Company recorded loss on disposal of assets and costs from exit and disposal activities of $5.1 million and $8.5 million for the three and six months ended September 30, 2017, respectively. For the three and six months ended September 30, 2016, the Company recorded loss on disposal of assets and costs from exit and disposal activities of $0.7 million and $0.9 million, respectively.

In fiscal 2018, the Company initiated restructuring activities, including closing three underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs, designed to improve the Company’s cost structure. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Accelerated depreciation	$1,520	$—	$3,561	$—
Plant severance	186	—	827	—
Headcount reduction	2,577	—	2,577	—
Total restructuring activities	$4,283	$—	$6,965	$—
Loss on other disposals and partial disposals of property, plant and equipment	838	737	1,579	939
Total loss on disposal of assets and costs from exit and disposal activities	$5,121	$737	$8,544	$939

As of September 30, 2017, the Company has a $2.8 million severance liability related to restructuring activities recorded in Other accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

3.	RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables include trade receivables, refundable income taxes and other miscellaneous receivables, net of an allowance for doubtful accounts. Receivables at September 30, 2017 and March 31, 2017 consisted of the following:

	September 30, 2017	March 31, 2017
	(In thousands)
Trade receivables	$245,642	$160,655
Refundable income taxes	3,408	1,468
Other miscellaneous receivables	30,661	6,820
Receivables	$279,711	$168,943

As of September 30, 2017, Other miscellaneous receivables includes an insurance recoverable of approximately $12.0 million, which has a corresponding liability recorded in Other accrued liabilities, and

Advanced Drainage Systems, Inc.

approximately $13.0 million related to the discontinuance of cash surrender value of officer life insurance on key senior management executives which is being monetized.

4.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	September 30, 2017	March 31, 2017
	(In thousands)
Raw materials	$45,938	$52,746
Finished goods	168,345	205,684
Total inventories	$214,283	$258,430

There were no work-in-process inventories as of the periods presented.

5.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$442	$—	$442	$—
Derivative assets – interest rate swap	615	—	615	—
Total assets at fair value on a recurring basis	$1,057	$—	$1,057	$—
Liabilities:
Derivative liability - diesel fuel contracts	$2	$—	$2	$—
Derivative liability - interest rate swap	428	—	428	—
Contingent consideration for acquisitions	735	—	—	735
Total liabilities at fair value on a recurring basis	$1,165	$—	$430	$735

Advanced Drainage Systems, Inc.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$179	$—	$179	$—
Total assets at fair value on a recurring basis	$179	$—	$179	$—
Liabilities:
Derivative liability - diesel fuel contracts	$142	$—	$142	$—
Contingent consideration for acquisitions	1,348	—	—	1,348
Total liabilities at fair value on a recurring basis	$1,490	$—	$142	$1,348

For the six months ended September 30, 2017 and 2016, respectively, there were no transfers in or out of Levels 1, 2 or 3.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$858	$2,199	$1,348	$2,858
Change in fair value	6	31	32	57
Payments of contingent consideration liability	(129)	(233)	(645)	(918)
Balance at the end of the period	$735	$1,997	$735	$1,997

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 7. Debt”) were $125.0 million and $124.9 million, respectively, as of September 30, 2017 and $75.0 million and $75.9 million, respectively, at March 31, 2017. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

6.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and six months ended September 30, 2017 and 2016, ADS Mexicana compensated certain current and former shareholders of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business. These cash payments were $0.1 million or less for the three and six months ended September 30, 2017 and 2016.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with related parties. There were no such sales in either the three and six months ended September 30, 2017 and 2016. However,

Advanced Drainage Systems, Inc.

outstanding receivables related to such sales from prior periods were $0.1 million and $0.2 million as of September 30, 2017 and March 31, 2017, respectively.

The Company is the guarantor of 100% of a second credit facility for ADS Mexicana, and the Company’s maximum potential payment under this guarantee is $12.0 million. See “Note 7. Debt.”

South American Joint Venture - The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2017. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2017 and March 31, 2017, the outstanding principal balances of the credit facility including letters of credit were $15.4 million and $16.0 million, respectively. As of September 30, 2017, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2017 was 5.8% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales with ADS and its other related parties, which totaled $0.2 million and $0.8 million for the three and six months ended September 30, 2017, respectively, and $0.3 million and $0.5 million for the three and six months ended September 30, 2016, respectively. ADS pipe sales to the South American Joint Venture were $0.1 million and $0.2 million for the three and six months ended September 30, 2017, respectively, and $0.2 million and $0.5 million for the three and six months ended September 30, 2016, respectively.

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

ADS is the guarantor of 49% of a specific Tigre-ADS USA credit facility. The Company’s maximum potential obligation under this guarantee totals $4.4 million as of September 30, 2017. The guarantee of Tigre-ADS USA’s debt expires on August 2, 2018. ADS does not anticipate any required contributions related to the balance of this credit facility. The outstanding principal balance of the credit facility, including letters of credit the Company guarantees, was $9.0 million as of both September 30, 2017 and March 31, 2017. The weighted average interest rate as of September 30, 2017 was 3.25%.

ADS purchased $0.5 million and $1.1 million of Tigre-ADS USA manufactured products for use in the production of ADS products during the three and six months ended September 30, 2017, respectively, and $0.5 million and $0.9 million during the three and six months ended September 30, 2016.

Advanced Drainage Systems, Inc.

7.	DEBT

Long-term debt as of the periods presented consisted of the following:

	September 30, 2017	March 31, 2017
	(In thousands)
Secured Bank Term Loans:
Revolving Credit Facility — ADS	$258,100	$194,300
Revolving Credit Facility — ADS Mexicana	—	1,500
Term Note	—	72,500
Senior Notes payable	125,000	75,000
Industrial revenue bonds	1,395	1,845
Equipment financing	3,782	4,216
ADS Mexicana Scotia bank revolving credit facility	—	1,000
Total	388,277	350,361
Unamortized debt issuance costs	(3,412)	(1,723)
Current maturities	(26,818)	(37,789)
Long-term debt obligation	$358,047	$310,849

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

Long-term Debt Modification

Secured Bank Term Loans - On June 22, 2017, the Company and certain of its subsidiaries, as guarantors (collectively, the “Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent (in such capacity, the “Agent”), and various financial institutions party thereto (together with PNC, collectively, the “Lenders”), pursuant to which the Lenders have committed to provide the Company a $550.0 million revolving credit facility (with an option to increase such revolving credit facility or incur new term loans in an agreement amount of up to $150.0 million) subject to the terms and conditions in the Credit Agreement. The Credit Agreement amends and restates the Amended and Restated Credit Agreement dated as of June 12, 2013, as amended, among the Company and certain of its subsidiaries, as guarantors, various financial institutions party thereto, and the Agent.

Advanced Drainage Systems, Inc.

Borrowings under the credit facility will be used for general corporate purposes, including repurchases of stock, repayments of existing indebtedness, repayments of short-term borrowings, working capital requirements, capital expenditures and acquisitions. The interest rates under the Credit Agreement are determined by certain base rates or LIBOR rates, plus an applicable margin based on the Leverage Ratio then in effect. The average interest rate was 3.21% as of September 30, 2017. The Credit Agreement has an expiration date of June 22, 2022.

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

Principal Maturities – Maturities of long-term debt (excluding interest and deferred financing costs) as of September 30, 2017 are summarized below:

	Twelve Months Ended September 30,
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$26,818	$26,397	$947	$931	$258,184	$75,000	$388,277

8.	DERIVATIVE TRANSACTIONS

Derivatives - The Company uses interest rate swaps and commodity options in the form of collars and swaps to manage its various exposures to interest rate and commodity price fluctuations. For interest rate swaps, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in interest expense. For collars and commodity swaps, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

Advanced Drainage Systems, Inc.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Propylene swaps	$—	$(3,334)	$—	$(6,647)
Diesel fuel contracts	(678)	(689)	(402)	(2,161)
Interest rate swaps	(103)	(130)	(188)	(252)
Total net unrealized mark-to-market (gains)	$(781)	$(4,153)	$(590)	$(9,060)
Propylene swaps	—	1,611	—	4,683
Diesel fuel contracts	(53)	679	(1)	1,385
Total net realized (gains) losses	$(53)	$2,290	$(1)	$6,068

A summary of the fair value of derivatives is included in “Note 5. Fair Value Measurements.”

Other Non-Operating Income - In addition to the above amounts, Derivative gains and other income, net in the Condensed Consolidated Statements of Operations, also includes other non-operating income of $1.7 million and $2.9 million for the three and six month period ended September 30, 2017, respectively, and other non-operating expense of $0.1 million and income of $1.8 million for the three and six month period ending September 30, 2016, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such noncancelable purchase contracts in place at September 30, 2017, the Company has agreed to purchase resin over the period October 2017 through December 2017 at a committed purchase cost of $6.0 million.

Litigation and Other Proceedings – On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, Plaintiff filed a petition for rehearing with the Second Circuit, and the petition is pending.

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

Advanced Drainage Systems, Inc.

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

10.	INCOME TAXES

The provision for income taxes is based on a current estimate of the annual effective tax rate adjusted to reflect the impact of discrete items. The Company’s effective tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in the Company’s assessment of certain tax contingencies, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings.

For the three months ended September 30, 2017 and 2016, the Company utilized an effective tax rate of 42.1% and 37.9%, respectively, to calculate its provision for income taxes. These rates differ from the federal statutory rate primarily due to the timing of certain discrete items.

For the six months ended September 30, 2017 and 2016, the Company utilized an effective tax rate of 38.7% and 39.8%, respectively, to calculate its provision for income taxes. The effective tax rate for the six months ended September 30, 2017 reflects a favorable impact of a $1.0 million discrete income tax benefit related to the release of tax reserves recorded during the three months ended June 30, 2017.

11.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock options are re-measured at fair value at each reporting date until the date of settlement, and the pro-rata vested portion of the award is recognized as a liability. The Company determines the fair value of options based on the Black-Scholes option pricing model. The Company accounts for all restricted stock granted to directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Component of income before income taxes:
Cost of goods sold	$45	$(100)	$90	$—
Selling expenses	27	(100)	52	200
General and administrative expenses	1,738	(2,708)	3,358	5,912
Total stock-based compensation expense (benefit)	$1,810	$(2,908)	$3,500	$6,112

Advanced Drainage Systems, Inc.

The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense:
Liability-classified Stock Options	$—	$(3,075)	$—	$5,761
Equity-classified Stock Options	1,009	—	2,093	—
Restricted Stock	360	167	728	351
Non-Employee Director	441	—	679	—
Total stock-based compensation expense (benefit)	$1,810	$(2,908)	$3,500	$6,112

On April 1, 2017, the Company modified all outstanding awards to remove the provision that permitted employees to satisfy their personal tax liability with the net settlement of shares in excess of minimum tax withholding. Consistent with the ASU in Note 1, employees can now withhold shares with a fair value up to the maximum statutory rate. Accordingly, the Company modified the awards previously accounted for as liability-classified to equity-classified and reclassified the carrying amount of the awards of $13.7 million to Paid-in capital in the Condensed Consolidated Balance Sheet. All stock options have been accounted for as equity-classified awards for the periods subsequent to the modification. Prior to the modification, liability-classified awards were reclassified to additional paid in capital at fair value when stock options were exercised.

2017 Omnibus Plan

On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. The 2017 Incentive Plan provides for the issuance of a maximum of  3.5 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The 2017 Incentive Plan replaces the 2000 Incentive Stock Option Plan, 2008 Restricted Stock Plan, 2013 Stock Option Plan, and 2014 Non-Employee Director Compensation Plan (the “Prior Plans”) and no further grants will be made under the Prior Plans.

During the three and six months ended September 30, 2017, the Company granted 0.1 million shares of restricted stock and 0.2 million nonqualified stock options under the 2017 Incentive Plan.

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the six months ended September 30, 2017:

Six Months Ended September 30, 2017
Common stock price	$19.75 - $19.95
Expected stock price volatility	33.4% - 35.6%
Risk-free interest rate	1.9% - 2.2%
Weighted-average expected option life (years)	5.6 - 6.0
Dividend yield	1.2% - 1.4%

Advanced Drainage Systems, Inc.

12.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$17,863	$23,734	$35,605	$42,007
Adjustments for:
Accretion of redeemable noncontrolling interest	—	(380)	—	(742)
Dividends to redeemable convertible preferred stockholders	(470)	(415)	(959)	(840)
Dividends paid to unvested restricted stockholders	(16)	(24)	(35)	(54)
Net income available to common stockholders and participating securities	17,377	22,915	34,611	40,371
Undistributed income allocated to participating securities	(1,397)	(2,040)	(2,830)	(3,563)
Net income available to common stockholders – Basic	$15,980	$20,875	$31,781	$36,808
Weighted average number of common shares outstanding – Basic	55,269	54,429	55,286	54,250
Net income per common share – Basic	$0.29	$0.38	$0.57	$0.68
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$15,980	$20,875	$31,781	$36,808
Weighted average number of common shares outstanding – Basic	55,269	54,429	55,286	54,250
Assumed exercise of stock options	624	847	667	865
Weighted average number of common shares outstanding – Diluted	55,893	55,276	55,953	55,115
Net income per common share – Diluted	$0.29	$0.38	$0.57	$0.67
Potentially dilutive securities excluded as anti-dilutive	6,211	6,264	6,349	6,355

Stockholders’ Equity – During the six months ended September 30, 2017, the Company repurchased 400,000 shares of common stock at a cost of $7.9 million. The Company did not repurchase any shares of common stock during the three months ended September 30, 2017. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of September 30, 2017, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

13.	BUSINESS SEGMENTS INFORMATION

The Company operates its business in two distinct operating and reportable segments based on the markets it serves: “Domestic” and “International.” The Chief Operating Decision Maker (“CODM”) evaluates segment

Advanced Drainage Systems, Inc.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Domestic
Pipe	$253,486	$222,026	$479,677	$445,336
Allied Products	98,398	89,747	191,704	179,200
Total domestic	351,884	311,773	671,381	624,536
International
Pipe	38,204	38,910	67,973	73,282
Allied Products	10,961	10,102	20,054	20,543
Total international	49,165	49,012	88,027	93,825
Total Net sales	$401,049	$360,785	$759,408	$718,361

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended September 30, 2017
Net sales	$351,884	$49,165	$401,049
Segment Adjusted EBITDA	63,473	3,411	66,884
Interest expense	4,971	84	5,055
Income tax expense	12,185	1,252	13,437
Depreciation and amortization	17,658	2,062	19,720
Equity in net loss of unconsolidated affiliates	437	83	520
Capital expenditures	8,673	413	9,086
For the three months ended September 30, 2016
Net sales	$311,773	$49,012	$360,785
Segment Adjusted EBITDA	57,114	8,487	65,601
Interest expense	4,436	110	4,546
Income tax expense	13,824	1,524	15,348
Depreciation and amortization	15,829	2,181	18,010
Equity in net loss of unconsolidated affiliates	44	771	815
Capital expenditures	10,496	705	11,201

Advanced Drainage Systems, Inc.

	Domestic	International	Total
	(In thousands)
For the six months ended September 30, 2017
Net sales	$671,381	$88,027	$759,408
Segment Adjusted EBITDA	118,562	8,667	127,229
Interest expense	9,356	178	9,534
Income tax expense	21,700	1,483	23,183
Depreciation and amortization	33,921	4,020	37,941
Equity in net loss (gain) of unconsolidated affiliates	655	(383)	272
Capital expenditures	25,781	1,254	27,035
For the six months ended September 30, 2016
Net sales	$624,536	$93,825	$718,361
Segment Adjusted EBITDA	121,754	15,655	137,409
Interest expense	9,109	221	9,330
Income tax expense	25,977	3,565	29,542
Depreciation and amortization	31,507	4,529	36,036
Equity in net loss of unconsolidated affiliates	27	884	911
Capital expenditures	21,991	1,805	23,796

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	September 30, 2017	March 31, 2017
	(In thousands)
Investments in unconsolidated affiliates
Domestic	$1,772	$2,427
International	7,399	6,559
Total	$9,171	$8,986
Total identifiable assets
Domestic	$978,999	$917,006
International	148,076	134,987
Eliminations	(16,966)	(5,708)
Total	$1,110,109	$1,046,285

Advanced Drainage Systems, Inc.

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	Three Months Ended September 30,
	2017		2016
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$16,932	$1,027	$21,049	$3,232
Depreciation and amortization	17,658	2,062	15,829	2,181
Interest expense	4,971	84	4,436	110
Income tax expense	12,185	1,252	13,824	1,524
Segment EBITDA	51,746	4,425	55,138	7,047
Derivative fair value adjustments	(781)	—	(4,153)	—
Foreign currency transaction (gains) losses	—	(1,579)	—	685
Loss on disposal of assets and costs from exit and disposal activities	4,994	127	512	225
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	277	438	272	530
Contingent consideration remeasurement	6	—	33	—
Stock-based compensation expense (benefit)	1,810	—	(2,908)	—
ESOP deferred compensation	2,595	—	2,368	—
Executive retirement benefits	894	—	79	—
Transaction costs(2)	890	—	—	—
Restatement-related costs(3)	1,042	—	5,773	—
Segment Adjusted EBITDA(4)	$63,473	$3,411	$57,114	$8,487

	Six Months Ended September 30,
	2017		2016
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$32,082	$4,351	$36,471	$7,231
Depreciation and amortization	33,921	4,020	31,507	4,529
Interest expense	9,356	178	9,109	221
Income tax expense	21,700	1,483	25,977	3,565
Segment EBITDA	97,059	10,032	103,064	15,546
Derivative fair value adjustments	(590)	—	(9,060)	—
Foreign currency transaction (gains)	—	(2,448)	—	(1,077)
Loss on disposal of assets and costs from exit and disposal activities	8,313	231	782	157
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	571	852	551	1,029
Contingent consideration remeasurement	32	—	57	—
Stock-based compensation expense	3,500	—	6,112	—
ESOP deferred compensation	5,209	—	5,105	—
Executive retirement benefits	909	—	158	—
Transaction costs(2)	1,057	—	—	—
Restatement-related costs(3)	2,502	—	14,985	—
Segment Adjusted EBITDA(4)	$118,562	$8,667	$121,754	$15,655

Advanced Drainage Systems, Inc.

(1)

Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(2)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and potential asset acquisitions and dispositions.
(3)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of prior period financial statements as reflected in the fiscal year 2015 Form 10-K and fiscal year 2016 Form 10-K/A. Fiscal 2018 expenses relate to the ongoing SEC Enforcement Division’s investigation and related shareholder litigation discussed in “Note 9. Commitments and Contingencies.”

(4)	A portion of the reduction in International EBITDA is related to transfer pricing. The reduction is fully offset by an increase in Domestic EBITDA.
14.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the third quarter of fiscal 2018, the Company declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable on December 15, 2017 to stockholders of record at the close of business on December 1, 2017.

Treasury Stock Retirement – On November 1, 2017, the Board of Directors resolved to retire 97.7 million shares of Treasury Stock. The retirement of the Treasury Stock shares will result in a reclassification of Treasury Stock to Paid-In-Capital and will not have an impact on Total Stockholders’ Equity.

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

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe products have been displacing products made with traditional materials, such as reinforced concrete, corrugated steel and polyvinyl chloride (“PVC”), across an ever expanding range of end markets. This has allowed us to consistently gain share and achieve above-market growth throughout economic cycles. We expect to continue to drive conversion to our products from traditional materials as contractors, civil design engineers and municipal agencies increasingly acknowledge the superior physical attributes and compelling value proposition of our thermoplastic products. In addition, we believe that overall demand for our products will benefit as the regulatory environment continues to evolve.

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

On August 1, 2017, we acquired DURASLOT, Inc., a manufacturer of linear surface drains for $2.3 million.

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve the Company’s cost structure, including closing three underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Accelerated depreciation	$1,520	$—	$3,561	$—
Plant severance	186	—	827	—
Headcount reduction	2,577	—	2,577	—
Total restructuring activities	$4,283	$—	$6,965	$—

The following table summarizes the line items of the Condensed Consolidated Statements of Operations where the expenses above would have been recorded to absent of a restructuring program:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of goods sold	$2,264	$—	$4,946	$—
Selling expenses	1,390	—	1,390	—
General and administrative expenses	629	—	629	—
Total restructuring activities	$4,283	$—	$6,965	$—

The restructuring costs above represent one-time expenses and are not indicative of expected costs or cost savings in future periods.

As of September 30, 2017, the Company has a $2.8 million severance liability related to the restructuring activities recorded in Other accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheets.

Advanced Drainage Systems, Inc.

Results of Operations

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended September 30, 2017 and 2016. We believe this presentation is useful to investors in comparing historical results.

	Three Months Ended September 30,
	2017	2016
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	77.6	74.9
Gross profit	22.4	25.1
Selling	6.1	6.4
General and administrative	6.0	5.9
Loss on disposal of assets and costs from exit and disposal activities	1.3	0.2
Intangible amortization	0.5	0.6
Income from operations	8.6	12.0
Interest expense	1.3	1.3
Derivative gains and other income, net	(0.6)	(0.5)
Income before income taxes	7.9	11.2
Income tax expense	3.4	4.3
Equity in net loss of unconsolidated affiliates	0.1	0.2
Net income	4.5	6.7
Less: net income attributable to noncontrolling interest	0.0	0.2
Net income attributable to ADS	4.5%	6.6%

Net sales - Net sales were $401.0 million in the three months ended September 30, 2017, increasing $40.2 million, or 11.2%, over the comparable period in fiscal 2017.

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$253,486	$222,026	$31,460	14.2%
Allied Products	98,398	89,747	8,651	9.6%
Total domestic	351,884	311,773	40,111	12.9%
International
Pipe	38,204	38,910	(706)	(1.8%)
Allied Products	10,961	10,102	859	8.5%
Total international	49,165	49,012	153	0.3%
Total net sales	$401,049	$360,785	$40,264	11.2%

Domestic net sales increased $40.1 million, or 12.9%, in the three months ended September 30, 2017, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $31.4 million, or 14.2%, which was primarily the result of pipe volume increase of $29.9 million. The remainder of the variance is comprised of price increases and changes in product mix. Allied Product sales increased $8.6 million, or 9.6%.

International net sales increased $0.2 million, or 0.3%, in the three months ended September 30, 2017 over the comparable period in the previous fiscal year. The increase was primarily attributable to the increased Allied Product sales, partially offset by the decrease in pipe sales due to pipe volume and price decreases and changes in product mix.

Advanced Drainage Systems, Inc.

Cost of goods sold and Gross profit - Cost of goods sold increased by $41.0 million, or 15.1%, and gross profit decreased by $0.7 million, or 0.8%, in the three months ended September 30, 2017 over the comparable period in the previous fiscal year.

	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$83,708	$79,736	$3,972	5.0%
International	6,093	10,776	(4,683)	(43.5%)
Total gross profit	$89,801	$90,512	$(711)	(0.8%)

The increase in domestic gross profit of $4.0 million, or 5.0%, was due to the gross profit impact of the net sales increase discussed above partially offset by a $3.3 million increase in material costs and a $2.9 million increase in labor and overhead costs. The remainder of the variance is comprised of transportation and other expenses.

International gross profit decreased $4.7 million, or 43.5%, in the three months ended September 30, 2017 compared to the same period in fiscal 2017, due to a $2.8 million increase in labor and overhead costs partially offset by the gross profit impact of the 0.3% increase in net sales discussed above.

Selling expenses - As a percentage of net sales, selling expenses were 6.1% in the three months ended September 30, 2017 as compared to 6.4% in the prior year. The change is primarily the result of increased headcount offset by decreases in variable selling expenses.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2017 increased $2.7 million from the prior year period. The increase was primarily due to an increase in stock-based compensation expense of $4.4 million, an increase of $2.0 million in professional and legal fees, and an increase of $0.9 million of transaction costs in connection with our potential asset acquisitions and dispositions. These increases were partially offset by a decrease in restatement related costs of $4.7 million. On April 1, 2017, all stock options were amended and became equity classified. In the three months ended September 30, 2016, all stock options were liability-classified resulting in adjustments to fair value each period.

Loss on disposal of assets and costs from exit and disposal activities – In the three months ended September 30, 2017, the Company recorded $4.3 million of expense related to restructuring activities, including closing one underutilized manufacturing facility. In addition, the Company recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $0.8 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities.”

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense remained relatively flat as a percentage of net sales.

Derivative gains and other income, net - Derivative gains and other income, net increased by $0.8 million for the three months ended September 30, 2017 compared to the same period in fiscal 2017. During the three months ended September 30, 2017, the Company recognized a net $0.8 million gain on derivative contracts compared to a $1.9 million gain for the three months ended September 30, 2016. On June 28, 2017, the Company entered into an interest rate swap. The majority of the Company’s previous derivative contracts expired during fiscal 2017. The decrease in gain on derivative contracts was offset by changes in foreign currency exchange rates.

Income tax expense - For the three months ended September 30, 2017 and 2016, the Company had effective tax rates of 42.1% and 37.9%, respectively. The increase in the effective tax rate was due primarily to the timing of certain discrete items.

Advanced Drainage Systems, Inc.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations. The Equity in net loss of unconsolidated affiliates decreased to a $0.5 million loss for the three months ended September 30, 2017 from a $0.8 million loss for the three months ended September 30, 2016.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased from net income of $0.5 million for the three months ended September 30, 2016 to net income of $0.1 million for the three months ended September 30, 2017. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

Six Months Ended September 30, 2017 Compared With Six Months Ended September 30, 2016

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the six months ended September 30, 2017 and 2016. We believe this presentation is useful to investors in comparing historical results.

	Six Months Ended September 30,
	2017	2016
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.8	74.0
Gross profit	23.2	26.0
Selling	6.2	6.6
General and administrative	6.7	7.8
Loss on disposal of assets and costs from exit and disposal activities	1.1	0.1
Intangible amortization	0.5	0.6
Income from operations	8.7	11.0
Interest expense	1.3	1.3
Derivative gains and other income, net	(0.5)	(0.7)
Income before income taxes	7.9	10.3
Income tax expense	3.1	4.1
Equity in net loss of unconsolidated affiliates	0.0	0.1
Net income	4.8	6.1
Less: net income attributable to noncontrolling interest	0.1	0.2
Net income attributable to ADS	4.7%	5.8%

Net sales - Net sales were $759.4 million in the six months ended September 30, 2017, increasing $41.0 million, or 5.7%, over the comparable period in fiscal 2017.

	Six Months Ended September 30,
	2017	2016	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$479,677	$445,336	$34,341	7.7%
Allied Products	191,704	179,200	12,504	7.0%
Total domestic	671,381	624,536	46,845	7.5%
International
Pipe	67,973	73,282	(5,309)	(7.2%)
Allied Products	20,054	20,543	(489)	(2.4%)
Total international	88,027	93,825	(5,798)	(6.2%)
Total net sales	$759,408	$718,361	$41,047	5.7%

Advanced Drainage Systems, Inc.

Domestic net sales increased $46.8 million, or 7.5%, in the six months ended September 30, 2017, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $34.3 million, or 7.7%, which was primarily the result of pipe volume increase of $34.3 million. Allied Product sales increased $12.5 million, or 7.0%.

International net sales decreased $5.8 million, or 6.2%, in the six months ended September 30, 2017 over the comparable period in the previous fiscal year. The decrease was primarily attributable to price decreases and changes in product mix of $3.8 million, pipe volume decreases of $1.9 million and a decrease in Allied Products sales of $0.5 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $51.7 million, or 9.7%, and gross profit decreased by $10.6 million, or 5.7%, in the six months ended September 30, 2017 over the comparable period in the previous fiscal year.

	Six Months Ended September 30,
	2017	2016	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$164,034	$167,462	$(3,428)	(2.0)%
International	12,506	19,656	(7,150)	(36.4%)
Total gross profit	$176,540	$187,118	$(10,578)	(5.7)%

The decrease in domestic gross profit of $3.4 million, or 2.0%, was due to a $7.8 million increase in material costs and a $4.3 million increase in labor and overhead costs. These increased expenses were partially offset by gross profit impact of the net sales increase discussed above. The remainder of the variance is comprised of transportation and other expenses.

International gross profit decreased $7.2 million, or 36.4%, in the six months ended September 30, 2017 compared to the same period in fiscal 2017, largely due to the gross profit impact of the 6.2% decrease in net sales discussed above and a $2.5 million increase in labor and overhead costs.

Selling expenses - As a percentage of net sales, selling expenses were 6.2% in the six months ended September 30, 2017 as compared to 6.6% in the prior year. The change is primarily due to a benefit in bad debt expense in fiscal 2018 resulting from the collection of approximately $0.6 million from a Canadian customer that had previously been reserved.

General and administrative expenses - General and administrative expenses for the six months ended September 30, 2017 decreased $5.1 million from the prior year period. The decrease was primarily due to a decrease in stock-based compensation expense of $2.6 million and a decrease in restatement related costs of $12.4 million. These decreases were partially offset by an increase of $7.1 million in professional and legal fees, an increase of $1.4 million in compensation expense, and an increase of $1.1 million of transaction costs in connection with our debt refinancing and potential asset acquisitions and dispositions. On April 1, 2017, all stock options were amended and became equity classified. In the six months ended September 30, 2016, all stock options were liability-classified resulting in adjustments to fair value each period.

Loss on disposal of assets and costs from exit and disposal activities - In the six months ended September 30, 2017, the Company recorded $6.9 million of expense related to restructuring activities, including closing three underutilized manufacturing facilities. In addition, the Company recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $1.6 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities.”

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense remained relatively flat as a percentage of net sales.

Advanced Drainage Systems, Inc.

Derivative gains and other income, net - Derivative gains and other income, net decreased by $1.3 million for the six months ended September 30, 2017 compared to the same period in 2016. On June 28, 2017, the Company entered into an interest rate swap. The majority of the Company’s previous derivative contracts expired during fiscal 2017. During the six months ended September 30, 2017, the Company recognized a net $0.6 million gain on derivative contracts compared to a $3.0 million gain for the six months ended September 30, 2016. The decrease in gain on derivative contracts was offset by changes in foreign currency exchange rates.

Income tax expense - For the six months ended September 30, 2017 and 2016, the Company had effective tax rates of 38.7% and 39.8%, respectively. The decrease in the effective tax rate was due primarily to the timing of certain discrete items.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations. The Equity in net loss of unconsolidated affiliates decreased to a $0.3 million loss for the six months ended September 30, 2017 from a $0.9 million loss for the six months ended September 30, 2016. The change is primarily attributable to insurance recovery related to a fire that occurred in fiscal 2017 in one of the plants of the South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased from net income of $1.7 million for the six months ended September 30, 2016 to net income of $0.8 million for the six months ended September 30, 2017. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

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

Adjusted EBITDA - Adjusted EBITDA, a non-GAAP financial measure, has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of financial performance that is not required by, or presented in accordance with, GAAP. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

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

Advanced Drainage Systems, Inc.

results in addition to using adjusted EBITDA supplementally. Our measure of adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$17,959	$24,281	$36,433	$43,702
Depreciation and amortization	19,720	18,010	37,941	36,036
Interest expense	5,055	4,546	9,534	9,330
Income tax expense	13,437	15,348	23,183	29,542
EBITDA	56,171	62,185	107,091	118,610
Derivative fair value adjustments	(781)	(4,153)	(590)	(9,060)
Foreign currency transaction (gains) losses	(1,579)	685	(2,448)	(1,077)
Loss on disposal of assets and costs from exit and disposal activities	5,121	737	8,544	939
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	715	802	1,423	1,580
Contingent consideration remeasurement	6	33	32	57
Stock-based compensation expense (benefit)	1,810	(2,908)	3,500	6,112
ESOP deferred stock-based compensation	2,595	2,368	5,209	5,105
Executive retirement benefits	894	79	909	158
Transaction costs(2)	890	—	1,057	—
Restatement-related costs(3)	1,042	5,773	2,502	14,985
Adjusted EBITDA	$66,884	$65,601	$127,229	$137,409

(1)

Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(2)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and potential asset acquisitions and dispositions.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income available to common stockholders – Basic	$15,980	$20,875	$31,781	$36,808
Adjustments to Net income available to common stockholders - Basic:
Accretion of Redeemable noncontrolling interest in subsidiaries	—	380	—	742
Dividends to Redeemable convertible preferred stockholders	470	415	959	840
Dividends paid to unvested restricted stockholders	16	24	35	54
Undistributed income allocated to participating securities	1,397	2,040	2,830	3,563
Net income attributable to ADS	17,863	23,734	35,605	42,007
Fair value of ESOP compensation related to redeemable convertible preferred stock	2,595	2,368	5,209	5,105
Adjusted Net Income (Non-GAAP)	$20,458	$26,102	$40,814	$47,110
Weighted average common shares outstanding – Basic	55,269	54,429	55,286	54,250
Adjustments to Weighted average common shares outstanding - Basic:
Unvested restricted shares	223	56	240	67
Redeemable convertible preferred shares	18,353	18,901	18,470	18,983
Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	73,845	73,386	73,996	73,300
Net income per share - Basic	$0.29	$0.38	$0.57	$0.68
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.28	$0.36	$0.55	$0.64

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

Advanced Drainage Systems, Inc.

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

	Six Months Ended September 30,
	2017	2016
	(in thousands)
Cash flow from operating activities	$28,389	$45,576
Capital expenditures	(27,035)	(23,796)
Free Cash Flow	$1,354	$21,780

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

As of September 30, 2017, we had $7.8 million in cash that was held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. In the event that foreign earnings are repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdictions.

Working Capital and Cash Flows

As of September 30, 2017, we had $353.1 million in liquidity, including $11.2 million of cash, $278.9 million in borrowings available under our Revolving Credit Facility net of $13.0 million of outstanding letters of credit, and $50.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $285.8 million as of September 30, 2017, from $184.8 million as of March 31, 2017, primarily due to the increase in accounts receivable of $110.8 million consistent with the seasonality of our business, partially offset by a decrease of $44.1 million in inventory due to seasonality of sales. Further, the change in working capital is impacted by a decrease of $10.8 million attributable to the difference in timing of the payment of accounts payable and other accrued liabilities, a decrease of $11.0 million of current debt obligations maturities related to the refinancing of the Secured Bank Term Loans and Senior Notes Payable, as discussed in “Note 7. Debt,” and a decrease of $11.9 million due to the modification of the liability-classified stock-based awards, as further discussed in “Note 11. Stock-Based Compensation.”

Operating Cash Flows - Cash flows from operating activities for the six months ended September 30, 2017 was $28.4 million as compared with cash from operating activities of $45.6 million for the six months ended September 30, 2016. Cash flows from operating activities during the six months ended September 30, 2017 was primarily impacted by the difference in the timing of collection of receivables partially offset by the decrease in inventory for planned sales.

Advanced Drainage Systems, Inc.

Investing Cash Flows - During the six months ended September 30, 2017 and 2016, cash used for investing activities was $29.4 million and $24.4 million, respectively, primarily due to capital expenditures in support of operations and the acquisition of DURASLOT, Inc. Capital expenditures totaled $27.0 million and $23.8 million for the six months ended September 30, 2017 and 2016, respectively. Our capital expenditures for the six months ended September 30, 2017 were used primarily to support facility expansions, equipment replacements, various recycled resin initiatives, and technology.

Financing Cash Flows - During the six months ended September 30, 2017, cash provided by financing activities was $6.2 million, due to increased borrowings on our Senior Notes and Revolving Credit Facility associated with the debt refinancing, which is more fully discussed in “Note 7. Debt,” partially offset by increased repayments on our Revolving Credit facility and Term Loan, and $7.9 million of repurchases of our common stock under the stock repurchase program. During the six months ended September 30, 2016, cash used in financing activities was $18.8 million, due to payments on our Senior Notes, Term Loan and capital lease obligations, partially offset by increased borrowings on our Revolving Credit facility to support our typical seasonal demand increase following the winter months.

Capital Expenditures

Capital expenditures totaled $27.0 million and $23.8 million for the six months ended September 30, 2017 and 2016, respectively. Our capital expenditures for the six months ended September 30, 2017 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology. For the six months ended September 30, 2017, our most significant capital expenditures were $7.7 million for increased capacity related to the opening of the manufacturing facility in Harrisonville, MO and $2.5 million related to the implementation of two software solutions.

We currently anticipate that we will make capital expenditures of approximately $50 million to $55 million in fiscal year 2018. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2017, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Secured Bank Term Loans - On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our Fiscal 2017 Form 10-K. On June 22, 2017, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the agreement dated as of June 12, 2013, to provide the Company a $550 million Revolving Credit Facility, which is more fully described in “Note 7. Debt” to the Condensed Consolidated Financial Statements.

As of September 30, 2017, the outstanding principal drawn on the Revolving Credit Facility was $258.1 million, with $278.9 million available to be drawn on the U.S. facility, net of $13.0 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - On September 24, 2010, ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12.0 million. As of September 30, 2017, the outstanding principal drawn on the Revolving Credit Facility was zero, with $12.0 million available to be drawn.

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million, which is more fully described in

Advanced Drainage Systems, Inc.

our Fiscal 2017 Form 10-K. On June 22, 2017, the Company entered into the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in “Note 7. Debt” to the Condensed Consolidated Financial Statements. We have $50 million available for issuance of senior notes under the private shelf agreement. At September 30, 2017, the outstanding principal balance on these notes was $125 million.

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

For further information, see “Note 7. Debt” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2017 Form 10-K. We were in compliance with our debt covenants as of September 30, 2017.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% and 49% of certain debt of our unconsolidated South American Joint Venture and Tigre-ADS USA, respectively, as further discussed in “Note 6. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of September 30, 2017, our South American Joint Venture and Tigre-ADS USA had approximately $15.4 million and $9.0 million, respectively, of outstanding debt. We do not believe that these guarantees will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

With the exception of the accounting pronouncements adopted during fiscal 2018 discussed in “Note 1. Background and Summary of Significant Accounting Policies,” there have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017 Form 10-K.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

Interest Rate Risk. We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $1.6 million based on our borrowings as of September 30, 2017. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.5 million per year. To mitigate the impact of interest rate volatility, we had one forward interest rate swap in effect as of September 30, 2017 with a notional value of $100.0 million and a fixed rate of 1.8195% for a five year period.

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

As previously disclosed in the Company’s Fiscal 2017 Form 10-K, ADS concluded that internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2017. See “Item 9A — Controls and Procedures” in the Company’s Fiscal 2017 Form 10-K. The Company’s CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2017 Form 10-K were still present as of September 30, 2017 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our

Advanced Drainage Systems, Inc.

disclosure controls and procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Ongoing Remediation Process

Management is committed to achieving a strong control environment, high ethical standards and financial reporting integrity. This commitment has continued to be communicated to all of our employees and is the foundation of our remediation efforts.

Management continues to take actions to remediate the material weaknesses previously identified in our Fiscal 2017 Form 10-K have improved the effectiveness of our internal control over financial reporting.  The Fiscal 2017 Form 10-K categorized the Company’s ongoing remediation efforts into three separate initiatives which focus on people, process and technology.  As management continues to evaluate internal controls and execute its remediation plan towards improving the Company’s internal control environment, it may be necessary to take on additional measures to fully remediate the existing material weaknesses.  A summary of remediation actions that have been taken with respect to each of the Company’s material weaknesses as identified in the Fiscal 2017 Form 10-K are summarized below:

•

Control Environment – The Company continues to take actions to improve the control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting. To date, the Company has hired qualified individuals to key finance and leadership positions, continued training and development with emphasis on ethics, compliance, anti-corruption and public company culture, completed an assessment of the finance and senior executive organization, implemented and enhanced entity level controls and enhanced reporting line procedures. The Company is also taking actions to improve the process and controls to enhance the documentation and basis for account balances and accounting estimates.

•

Accounting for Leases – The Company has improved the process and controls to determine the appropriate accounting and classification of leases. These actions include implementing a new software solution to improve the process of accounting for leases, improving the design of existing controls and implementing additional controls. Testing is in process to determine that the controls are appropriately designed and have operated effectively for a sufficient period of time.

•

Accounting for Inventory – The Company has improved the design of existing controls, implemented additional controls and enhanced the process of accounting for inventory cost, primarily related to the capitalization of variances. The Company believes it is executing the new processes and controls over the accounting for inventory. Testing has begun to determine that the controls are appropriately designed and have operated effectively for a sufficient period of time.

•

Journal Entry and Account Reconciliation – The Company has implemented an enhanced journal entry and account reconciliation policy to establish the expected level of documentation necessary to support account balances, journal entries accrual calculations and management estimates. The Company has made improvements to the journal entry process, including assessment of user access for Oracle and system approval enhancements for journal entries. In addition, the Company has implemented a new software solution to improve the process and documentation for account reconciliations. The Company believes it is executing the new processes and controls over journal entries and account reconciliations. Testing is in process to determine the controls are appropriately designed and have operated effectively for a sufficient period of time.

•

ADS Mexicana Control Environment – The Company has taken actions to improve the control environment over its consolidated joint venture affiliate, ADS Mexicana. These actions include establishing a Foreign Operations Committee, implementation and enhancement of entity level controls, improvements over the consolidation process and additional training on ethics, compliance and anti-corruption. The Company is executing the new processes and controls over the ADS Mexicana control environment. Testing is in process to determine the controls are appropriately designed and have operated effectively for a sufficient period of time.

Advanced Drainage Systems, Inc.

•

ADS Mexicana Revenue Recognition Cut-Off Process – The Company has taken actions to establish a new policy and enhance internal controls related to the ADS Mexicana revenue recognition cut-off process. The Company is executing the new processes and control enhancements that have been implemented. Testing is in process to determine the controls implemented are appropriately designed and have operated effectively for a sufficient period of time.

While progress had been made to enhance internal control over financial reporting relating to each material weakness, the Company is still in the process of implementing its comprehensive remediation plan. Accordingly, each of the material weaknesses noted above cannot be considered remediated until the relevant controls have appropriately designed and have operated for a sufficient period of time. At this time, the Company cannot assure you when it will fully remediate such weaknesses, nor can it be certain of whether additional actions will be required.

Changes in Internal Control over Financial Reporting

The Company’s remediation efforts were ongoing during the three months ended September 30, 2017, and, other than those remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Advanced Drainage Systems, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleges that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, Plaintiff filed a petition for rehearing with the Second Circuit, and the petition is pending.

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

Please see “Note 9. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding legal proceedings.

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

Advanced Drainage Systems, Inc.

The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
July 1, 2017 to July 31, 2017	—	$—	—	$42,053
August 1, 2017 to August 31, 2017	—	$—	—	$42,053
September 1, 2017 to September 30, 2017	—	$—	—	$42,053
Total	—	$—	—	$42,053
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.2*	Form of Director Restricted Stock Award Notice and Award Agreement

10.3	Confidentiality Agreement by and between the Company and Joseph A. Chlapaty (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017)

10.4

Executive Employment Agreement by and between the Company and D. Scott Barbour (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017)

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

Date: November 6, 2017

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer