Form 10-Q
period 2017-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2018-02-09
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of January 31, 2018, the registrant had 56,261,608 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of January 31, 2018, 256,757 shares of unvested restricted common stock were outstanding and 23,461,305 shares of ESOP, preferred stock, convertible into 18,046,435 shares of common stock, were outstanding. As of January 31, 2018, 74,564,800 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$18,407	$6,450
Receivables (less allowance for doubtful accounts of $6,811 and $10,431, respectively)	176,942	168,943
Inventories	215,045	258,430
Other current assets	4,962	6,743
Total current assets	415,356	440,566
Property, plant and equipment, net	410,534	406,858
Other assets:
Goodwill	103,282	100,566
Intangible assets, net	46,439	51,758
Other assets	37,623	46,537
Total assets	$1,013,234	$1,046,285
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$26,833	$37,789
Current maturities of capital lease obligations	22,654	21,450
Accounts payable	71,591	121,922
Current portion of liability-classified stock-based awards	—	11,926
Other accrued liabilities	66,665	54,460
Accrued income taxes	9,825	8,207
Total current liabilities	197,568	255,754
Long-term debt obligations (less unamortized debt issuance costs of $3,216 and $1,723, respectively)	260,981	310,849
Long-term capital lease obligations	64,959	58,710
Deferred tax liabilities	31,021	44,007
Other liabilities	22,681	26,530
Total liabilities	577,210	695,850
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 23,463 and 24,225 shares outstanding, respectively	293,284	302,814
Deferred compensation – unearned ESOP shares	(192,180)	(198,216)
Redeemable noncontrolling interest in subsidiaries	9,000	8,227
Total mezzanine equity	110,104	112,825
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 56,607 shares issued; 56,204 and 55,338 shares outstanding, respectively	11,424	12,393
Paid-in capital	357,684	755,787
Common stock in treasury, at cost	(7,958)	(436,984)
Accumulated other comprehensive loss	(20,933)	(24,815)
Retained deficit	(29,007)	(83,678)
Total ADS stockholders’ equity	311,210	222,703
Noncontrolling interest in subsidiaries	14,710	14,907
Total stockholders’ equity	325,920	237,610
Total liabilities, mezzanine equity and stockholders’ equity	$1,013,234	$1,046,285

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales	$320,832	$294,716	$1,080,240	$1,013,077
Cost of goods sold	243,006	225,275	825,874	756,518
Gross profit	77,826	69,441	254,366	256,559
Operating expenses:
Selling	22,903	21,292	70,348	68,732
General and administrative	23,788	22,719	74,351	78,429
Loss on disposal of assets and costs from exit and disposal activities	1,924	2,138	10,468	3,077
Intangible amortization	2,012	2,116	6,071	6,431
Income from operations	27,199	21,176	93,128	99,890
Other expense:
Interest expense	3,086	4,221	12,620	13,551
Derivative gains and other income, net	(963)	(772)	(4,456)	(5,543)
Income before income taxes	25,076	17,727	84,964	91,882
Income tax (benefit) expense	(7,371)	5,986	15,812	35,528
Equity in net (income) loss of unconsolidated affiliates	(768)	1,483	(496)	2,394
Net income	33,215	10,258	69,648	53,960
Less: net income attributable to noncontrolling interest	1,110	1,205	1,938	2,900
Net income attributable to ADS	32,105	9,053	67,710	51,060
Accretion of redeemable noncontrolling interest	—	(399)	—	(1,141)
Dividends to redeemable convertible preferred stockholders	(456)	(407)	(1,415)	(1,247)
Dividends paid to unvested restricted stockholders	(12)	(32)	(47)	(86)
Net income available to common stockholders and participating securities	31,637	8,215	66,248	48,586
Undistributed income allocated to participating securities	(2,766)	(503)	(5,588)	(4,066)
Net income available to common stockholders	$28,871	$7,712	$60,660	$44,520
Weighted average common shares outstanding:
Basic	55,917	54,557	55,497	54,354
Diluted	56,459	55,167	56,124	55,156
Net income per share:
Basic	$0.52	$0.14	$1.09	$0.82
Diluted	$0.51	$0.14	$1.08	$0.81
Cash dividends declared per share	$0.07	$0.06	$0.21	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income	$33,215	$10,258	$69,648	$53,960
Currency translation	(2,975)	(3,571)	3,010	(8,739)
Comprehensive income	30,240	6,687	72,658	45,221
Less: other comprehensive loss attributable to noncontrolling interest, net of tax	(1,484)	(894)	(872)	(2,961)
Less: net income attributable to noncontrolling interest	1,110	1,205	1,938	2,900
Total comprehensive income attributable to ADS	$30,614	$6,376	$71,592	$45,282

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$69,648	$53,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,793	54,065
Deferred income taxes	(12,738)	1,280
Loss on disposal of assets and costs from exit and disposal activities	10,468	3,077
ESOP and stock-based compensation	13,086	10,126
Amortization of deferred financing charges	746	1,055
Fair market value adjustments to derivatives	(1,988)	(11,297)
Equity in net (income) loss of unconsolidated affiliates	(496)	2,394
Other operating activities	12,046	(3,249)
Changes in working capital:
Receivables	(14,817)	29,113
Inventories	44,560	5,298
Prepaid expenses and other current assets	2,105	(1,353)
Accounts payable, accrued expenses, and other liabilities	(39,504)	(27,838)
Net cash provided by operating activities	138,909	116,631
Cash Flows from Investing Activities
Capital expenditures	(35,124)	(36,504)
Cash paid for acquisitions, net of cash acquired	(1,990)	—
Purchases of property, plant and equipment through financing	—	(4,116)
Proceeds from sale of corporate-owned life insurance	5,959	—
Other investing activities	(570)	(801)
Net cash used in investing activities	(31,725)	(41,421)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	397,450	315,400
Payments on Revolving Credit Facility	(431,950)	(329,400)
Payments on Term Loan	(72,500)	(7,500)
Proceeds from Senior Notes	75,000	—
Payments on Senior Notes	(25,000)	(25,000)
Equipment financing	—	4,116
Debt issuance costs	(2,268)	—
Payments of notes, mortgages and other debt	(1,675)	(650)
Payments on capital lease obligations	(18,176)	(16,373)
Cash dividends paid	(13,511)	(11,011)
Proceeds from exercise of stock options	7,606	2,687
Repurchase of common stock	(7,947)	—
Other financing activities	(1,558)	(1,339)
Net cash used in financing activities	(94,529)	(69,070)
Effect of exchange rate changes on cash	(698)	(598)
Net change in cash	11,957	5,542
Cash at beginning of period	6,450	6,555
Cash at end of period	$18,407	$12,097
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$25,408	$4,155
Cash paid for interest	13,904	13,277
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	25,993	16,716
Balance in accounts payable for the acquisition of property, plant and equipment	998	—
Contribution of net accounts receivable to the South American Joint Venture	2,785	—
Payable recorded for business acquisition	300	—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumu- lated Other Compre- hensive	Retained	Total ADS Stock- holders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747
Net income	—	—	—	—	—	—	51,060	51,060	2,244	53,304	—	—	—	—	656	656
Other comprehensive loss	—	—	—	—	—	(5,778)	—	(5,778)	(2,961)	(8,739)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,131)	(1,131)	—	(1,131)	—	—	—	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(9,880)	(9,880)	—	(9,880)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,944	—	—	—	—	1,944	—	1,944	—	—	(439)	5,484	—	5,484
Exercise of common stock options	—	—	4,554	(236)	1,048	—	—	5,602	—	5,602	—	—	—	—	—	—
Restricted stock awards	—	—	161	(47)	207	—	—	368	—	368	—	—	—	—	—	—
ESOP distribution in common stock	—	—	4,641	(394)	1,750	—	—	6,391	—	6,391	(511)	(6,391)	—	—	—	(6,391)
Accretion of redeemable noncontrolling interest	—	—	(713)	—	—	—	—	(713)	—	(713)	—	—	—	—	1,141	1,141
Balance at December 31, 2016	153,560	$12,393	$749,684	98,446	$(437,990)	$(27,039)	$(61,729)	$235,319	$14,316	$249,635	24,308	$303,849	16,009	$(200,180)	$8,968	$112,637
Balance at April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	—	—	67,710	67,710	1,165	68,875	—	—	—	—	773	773
Other comprehensive income (loss)	—	—	—	—	—	3,882	—	3,882	(872)	3,010	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,310)	(1,310)	—	(1,310)	—	—	—	—	—	—
Common stock dividends ($0.21 per share)	—	—	—	—	—	—	(11,729)	(11,729)	—	(11,729)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(490)	(490)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,910	—	—	—	—	1,910	—	1,910	—	—	(483)	6,036	—	6,036
Exercise of common stock options	559	6	7,558	(2)	42	—	—	7,606	—	7,606	—	—	—	—	—	—
Restricted stock awards	41	—	1,801	(78)	349	—	—	2,150	—	2,150	—	—	—	—	—	—
Reclassification of liability- classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714	—	—	—	—	—	—
Stock-based compensation expense before related tax effects	—	—	2,991	—	—	—	—	2,991	—	2,991	—	—	—	—	—	—
ESOP distribution in common stock	192	2	7,775	(394)	1,753	—	—	9,530	—	9,530	(762)	(9,530)	—	—	—	(9,530)
Retirement of common stock held in treasury	(97,745)	(977)	(433,852)	(97,745)	434,829	—	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)	—	—	—	—	—	—
Balance at December 31, 2017	56,607	$11,424	$357,684	403	$(7,958)	$(20,933)	$(29,007)	$311,210	$14,710	$325,920	23,463	$293,284	15,380	$(192,180)	$9,000	$110,104

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2017 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2017 (“Fiscal 2017 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2017 and the results of operations and cash flows for the three and nine months ended December 31, 2017 and 2016. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2017 Form 10-K.

Principles of Consolidation - The Condensed Consolidated Financial Statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net (income) loss of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

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

The amendment also contained potential changes to the accounting for forfeitures, whereby entities could elect to either continue to apply the previous requirement to estimate forfeitures when determining compensation expense, or to alternatively reverse the compensation expense of forfeited awards when they occur. The Company will account for forfeitures as they occur, which may result in expense volatility based on the timing of forfeitures.

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

The Company recorded loss on disposal of assets and costs from exit and disposal activities of $1.9 million and $10.5 million for the three and nine months ended December 31, 2017, respectively. For the three and nine months ended December 31, 2016, the Company recorded loss on disposal of assets and costs from exit and disposal activities of $2.1 million and $3.1 million, respectively.

In the three months ended December 31, 2016, the Company shortened the remaining useful life of certain assets related to two manufacturing facilities, including the closing of one facility. In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), including closing three underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs, designed to improve the Company’s cost structure. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Accelerated depreciation	$—	$—	$3,561	$—
Plant severance	1,021	—	1,848	—
Headcount reduction	—	—	2,577	—
Other restructuring activities	56	—	56	—
Total 2018 Restructuring Plan activities	$1,077	$—	$8,042	$—
Loss on other disposals and partial disposals of property, plant and equipment	847	2,138	2,426	3,077
Total loss on disposal of assets and costs from exit and disposal activities	$1,924	$2,138	$10,468	$3,077

As of December 31, 2017, the Company has a $2.8 million severance liability related to the 2018 Restructuring Plan, which is recorded in Other accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.

3.	RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables include trade receivables, net of an allowance for doubtful accounts, refundable income taxes and other miscellaneous receivables. Receivables at December 31, 2017 and March 31, 2017 consisted of the following:

	December 31, 2017	March 31, 2017
	(In thousands)
Trade receivables	$159,343	$160,655
Refundable income taxes	—	1,468
Other miscellaneous receivables	17,599	6,820
Receivables	$176,942	$168,943

Advanced Drainage Systems, Inc.

As of December 31, 2017, Other miscellaneous receivables includes an insurance recoverable of approximately $3.1 million, which has a corresponding liability recorded in Other accrued liabilities, and approximately $7.2 million related to the cash surrender value of officer life insurance on key senior management executives, as the Company discontinued offering this benefit. During the nine months ended December 31, 2017, the Company collected $6.0 million in proceeds from the sale of the officer life insurance.

4.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	December 31, 2017	March 31, 2017
	(In thousands)
Raw materials	$43,492	$52,746
Finished goods	171,553	205,684
Total inventories	$215,045	$258,430

There were no work-in-process inventories as of the periods presented.

5.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$772	$—	$772	$—
Derivative assets – interest rate swap	1,351	—	1,351	—
Total assets at fair value on a recurring basis	$2,123	$—	$2,123	$—
Liabilities:
Derivative liability - interest rate swap	$98	$—	$98	$—
Contingent consideration for acquisitions	640	—	—	640
Total liabilities at fair value on a recurring basis	$738	$—	$98	$640

Advanced Drainage Systems, Inc.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$179	$—	$179	$—
Total assets at fair value on a recurring basis	$179	$—	$179	$—
Liabilities:
Derivative liability - diesel fuel contracts	$142	$—	$142	$—
Contingent consideration for acquisitions	1,348	—	—	1,348
Total liabilities at fair value on a recurring basis	$1,490	$—	$142	$1,348

For the nine months ended December 31, 2017 and 2016, respectively, there were no transfers in or out of Levels 1, 2 or 3.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$735	$1,997	$1,348	$2,858
Change in fair value	1	(15)	33	42
Payments of contingent consideration liability	(96)	(169)	(741)	(1,087)
Balance at the end of the period	$640	$1,813	$640	$1,813

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 7. Debt”) were $125.0 million and $123.9 million, respectively, as of December 31, 2017 and $75.0 million and $75.9 million, respectively, at March 31, 2017. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

Valuation of Investment in the South American Joint Venture - During the three months ended December 31, 2017, the Company made a contribution to its South American Joint Venture. The additional investment was measured at the fair value of the interest in the South American Joint Venture. The method used to value the investment is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. In the determination of fair value of its investment, the Company used a weighted income approach, based on internal forecasts of expected future cash flows, and market approach, based on comparable public companies. Significant unobservable inputs included the weighted average cost of capital used to discount the future cash flows, which was 16.5%, based on the markets in which the South American Joint Venture conducts business. See Note 6. Related Party Transactions.

Advanced Drainage Systems, Inc.

6.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes. During the three and nine months ended December 31, 2017 and 2016, ADS Mexicana compensated certain current and former shareholders of Grupo Altima, the joint venture partner of ADS Mexicana, for consulting services related to the operations of the business. These cash payments were $0.1 million or less for the three and nine months ended December 31, 2017 and 2016.

Occasionally, ADS and ADS Mexicana jointly enter into agreements for pipe sales with related parties. There were no such sales in either the three and nine months ended December 31, 2017 and 2016. However, outstanding receivables related to such sales from prior periods were less than $0.1 million and $0.2 million as of December 31, 2017 and March 31, 2017, respectively.

ADS Mexicana paid a $1.0 million dividend to its owners in the three months ended December 31, 2017. ADS and the ADS Mexicana joint venture partner each received a dividend payment of $0.5 million.

The Company is the guarantor of 100% of a second credit facility for ADS Mexicana, and the Company’s maximum potential payment under this guarantee is $12.0 million. See “Note 7. Debt.”

South American Joint Venture - The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of December 31, 2017. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of December 31, 2017 and March 31, 2017, the outstanding principal balances of the credit facility including letters of credit were $14.2 million and $16.0 million, respectively. As of December 31, 2017, there were no U.S. dollar denominated loans. The weighted average interest rate as of December 31, 2017 was 5.8% on Chilean peso denominated loans.

In order to improve the South American Joint Venture’s working capital position and allow it to reallocate capital resources to business growth, the Company and the joint venture partner each contributed equal amounts of outstanding receivables owed to them from the South American Joint Venture in exchange for incremental ownership interest in the South American Joint Venture in December 2017. The Company and the joint venture partner continue to maintain a 50% ownership interest in the South American Joint Venture following the contribution. As a result of the transaction the Company contributed receivables of approximately $5.8 million net of a $3.0 million allowance for doubtful accounts and recorded an additional investment in the South American Joint Venture at the fair value of $4.7 million and a $1.9 million gain on the book value of the receivables. The investment is recorded within Other assets on the Company’s Condensed Consolidated Balance Sheets and the gain is recorded within Equity in net (income) loss of unconsolidated affiliates on the Company’s Condensed Consolidated Statements of Operations.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales with ADS and its other related parties, which totaled $0.6 million and $1.4 million for the three and nine months ended December 31, 2017, respectively, and $0.4 million and $0.9 million for the three and nine months ended December 31, 2016, respectively. ADS pipe sales to the South American Joint Venture were $0.1 million and $0.3 million for the three and nine months ended December 31, 2017, respectively, and $0.2 million and $0.7 million for the three and nine months ended December 31, 2016, respectively.

Advanced Drainage Systems, Inc.

BaySaver - BaySaver Technologies LLC (“BaySaver”) is a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. ADS owns 65% of the outstanding stock of BaySaver and consolidates its interest in BaySaver.

ADS and BaySaver have entered into shared services arrangements in order to execute the joint venture services. Included within these arrangements are the lease of a plant and adjacent yard used to conduct business and operating expenses related to the leased facility. Occasionally, ADS and BaySaver jointly enter into agreements for sales of pipe and Allied Products with their related parties, which totaled $0.1 million and $0.2 million for the three and nine months ended December 31, 2017. Sales of pipe and Allied Products with related parties were immaterial for the fiscal 2017 periods presented.

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

ADS is the guarantor of 49% of a specific Tigre-ADS USA credit facility. The Company’s maximum potential obligation under this guarantee totals $4.4 million as of December 31, 2017. The guarantee of Tigre-ADS USA’s debt expires on August 2, 2018. ADS does not anticipate any required contributions related to the balance of this credit facility. The outstanding principal balance of the credit facility, including letters of credit the Company guarantees, was $9.0 million as of both December 31, 2017 and March 31, 2017. The weighted average interest rate as of December 31, 2017 was 3.25%.

ADS purchased $0.5 million and $1.6 million of Tigre-ADS USA manufactured products for use in the production of ADS products during the three and nine months ended December 31, 2017, respectively, and $0.4 million and $1.3 million during the three and nine months ended December 31, 2016.

7.	DEBT

Long-term debt as of the periods presented consisted of the following:

	December 31, 2017	March 31, 2017
	(In thousands)
Secured Bank Term Loans:
Revolving Credit Facility — ADS	$161,300	$194,300
Revolving Credit Facility — ADS Mexicana	—	1,500
Term Note	—	72,500
Senior Notes payable	125,000	75,000
Industrial revenue bonds	1,170	1,845
Equipment financing	3,560	4,216
ADS Mexicana Scotia bank revolving credit facility	—	1,000
Total	291,030	350,361
Unamortized debt issuance costs	(3,216)	(1,723)
Current maturities	(26,833)	(37,789)
Long-term debt obligation	$260,981	$310,849

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

Advanced Drainage Systems, Inc.

Events Related to the Secured Bank Term Loans - On May 19, 2017, the Company obtained a waiver from the lenders of the Revolving Credit Facility regarding an event of default. A material domestic subsidiary failed to join as a guarantor resulting in default. The lenders agreed to waive the default if the material domestic subsidiary joined as a guarantor by July 31, 2017. The material domestic subsidiary joined as a guarantor on June 22, 2017 upon the closing of the amended Secured Bank Term Loans discussed below.

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

Events Related to the ADS Mexicana Scotia Bank Revolving Credit Facility - On December 11, 2017, the $5.0 million Scotia Bank revolving credit facility matured. At December 11, 2017, there were no borrowings under the Scotia Bank revolving credit facility.

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

Borrowings under the credit facility will be used for general corporate purposes, including repurchases of stock, repayments of existing indebtedness, repayments of short-term borrowings, working capital requirements, capital expenditures and acquisitions. The interest rates under the Credit Agreement are determined by certain base rates or LIBOR rates, plus an applicable margin based on the Leverage Ratio then in effect. The average interest rate was 3.51% as of December 31, 2017. The Credit Agreement has an expiration date of June 22, 2022.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

a default by the Company, any or all holders of Shelf Notes may declare amounts owed under the Private Shelf Agreement immediately due and payable. For defaults related to bankruptcy, insolvency or reorganization proceedings, all amounts owed under the Agreement will become immediately due and payable, and Prudential may at its option terminate the Private Shelf Note Facility.

Principal Maturities – Maturities of long-term debt (excluding interest and deferred financing costs) as of December 31, 2017 are summarized below:

	Twelve Months Ended December 31,
(Amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Principal maturities	$26,833	$26,168	$954	$758	$161,317	$75,000	$291,030

8.	DERIVATIVE TRANSACTIONS

Derivatives - The Company uses interest rate swaps and commodity options in the form of collars and swaps to manage its various exposures to interest rate and commodity price fluctuations. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in Interest expense. For collars and commodity swaps, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Propylene swaps	$—	$(1,380)	$—	$(8,027)
Diesel fuel contracts	(333)	(857)	(735)	(3,018)
Interest rate swaps	(1,065)	—	(1,253)	(252)
Total net unrealized mark-to-market (gains)	$(1,398)	$(2,237)	$(1,988)	$(11,297)
Propylene swaps	$—	$1,988	$—	$6,671
Diesel fuel contracts	(203)	543	(204)	1,928
Interest rate swaps	138	—	286	(218)
Total net realized (gains) losses	$(65)	$2,531	$82	$8,381

A summary of the fair value of derivatives is included in “Note 5. Fair Value Measurements.”

Other Non-Operating Income - In addition to the above amounts, Derivative gains and other income, net in the Condensed Consolidated Statements of Operations, also includes other non-operating income of $0.6 million and $3.5 million for the three and nine month period ended December 31, 2017, respectively, and other non-operating income of $1.1 million and $2.8 million for the three and nine month period ending December 31, 2016, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such noncancelable purchase contracts in place at December 31, 2017, the Company has agreed to purchase resin over the period January 2018 through December 2018 at a committed purchase cost of $17.8 million.

Advanced Drainage Systems, Inc.

Litigation and Other Proceedings – On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, Plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017.

On August 12, 2015, the SEC Division of Enforcement (“Enforcement Division”) informed the Company that it was conducting an informal inquiry with respect to the Company. As part of this inquiry, the Enforcement Division requested the voluntary production of certain documents generally related to the Company’s accounting practices. Subsequent to the initial voluntary production request, the Company received document subpoenas from the Enforcement Division pursuant to a formal order of investigation. The Company has continued to cooperate with the Enforcement Division’s investigation and has engaged in preliminary discussions with the staff of the Enforcement Division about a potential resolution. While it is reasonably possible that the investigation ultimately could result in a material loss, the Company is currently unable to estimate the range of possible losses, or predict the likelihood, timing, or final terms of any settlement.

In May 2017, a former employee filed a class action complaint against the Company in Superior Court for the State of California, County of Kern (the “Hayes matter”), alleging that the Company violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. In June 2017, the Company removed the case to the United States District Court for the Eastern District of California, where it is currently pending. The plaintiffs were seeking to recover, on their own behalf and on behalf of a putative class of all non-exempt employees in the State of California from December 16, 2012 through present, damages resulting from missed rest breaks, missed meal periods, unpaid minimum wage, straight-time and overtime pay, improper wage statements, non-payment of wages at termination, and attorneys’ fees and costs. On January 24, 2018, the Company entered into a settlement agreement to resolve the class action. Pursuant to the settlement, the Company will pay $1.8 million, which includes payments to class members in resolution of all claims, attorneys’ fees, and settlement fund claims administration fees.

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

Federal Income Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U. S. corporate

Advanced Drainage Systems, Inc.

income tax rate from 35% to 21%, full expensing on qualified property, eliminates the domestic manufacturing deduction and implements a territorial tax system. The 21% U.S. corporate income tax rate is effective January 1, 2018. Based on the Company’s fiscal year end of March 31, the U.S. statutory federal rate will be approximately 31.5% for our fiscal year ending March 31, 2018.

The Company’s effective tax rate varied significantly from the statutory Federal income tax rate as a result of the Tax Act and other discrete items during the three and nine months ended December 31, 2017. The following is a reconciliation of the Company’s effective tax rate to the statutory Federal income tax rate.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Federal statutory rate	31.5%	35.0%	31.5%	35.0%
State and local taxes—net of federal income tax benefit	4.7	4.6	4.7	4.6
Effect of tax rate of foreign subsidiaries	0.1	(0.4)	(0.1)	(0.4)
Uncertain tax position change	1.7	(6.5)	(0.7)	(1.3)
Qualified production activity credit	(2.8)	(2.9)	(2.8)	(2.9)
Impact of tax reform	(58.2)	—	(16.2)	—
ESOP stock appreciation	5.0	3.5	5.0	3.5
Return to provision - federal and state	(12.0)	—	(3.6)	—
Other	0.6	0.5	0.8	0.2
Effective rate	(29.4)%	33.8%	18.6%	38.7%

The Company is currently in the process of evaluating the impacts of the Tax Act on the Company’s deferred income tax attributes and tax on undistributed foreign earnings. As such, the Company has recorded provisional amounts for the revaluing of deferred tax attributes resulting in a tax benefit of $14.7 million and an estimated tax obligation on the Company’s undistributed foreign earnings resulting in a tax expense of $0.9 million.

The Company needs full year activity to be able to appropriately revalue its deferred tax attributes. Also, additional time is needed to fully evaluate the earnings and profit and corresponding measurement periods for the Company’s tax on undistributed foreign earnings.

As of December 31, 2017, the Company had unrecognized tax benefits of $6.6 million, which if resolved favorably, would reduce income tax expense by $6.6 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the nine months ended December 31, 2017 is as follows:

(Amounts in thousands)
Balance as of March 31, 2017	$6,196
Tax positions taken in the current year	—
Decreases in tax positions for prior years	—
Increases in tax positions for prior years	4,434
Settlements	—
Lapse of statute of limitations	(4,014)
Balance as of December 31, 2017	$6,616

The unrecognized tax benefits are primarily recorded in Other Liabilities on the Company’s Condensed Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $1.8 million at December 31, 2017.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next twelve months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitation.

Advanced Drainage Systems, Inc.

11.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. Liability-classified stock options are re-measured at fair value at each reporting date until the date of settlement, and the pro-rata vested portion of the award is recognized as a liability. The Company determines the fair value of options based on the Black-Scholes option pricing model. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Component of income before income taxes:
Cost of goods sold	$45	$(40)	$135	$(40)
Selling expenses	27	(70)	79	130
General and administrative expenses	1,568	(3,303)	4,926	2,609
Total stock-based compensation expense (benefit)	$1,640	$(3,413)	$5,140	$2,699

The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense:
Liability-classified Stock Options	$—	$(3,580)	$—	$2,181
Equity-classified Stock Options	898	—	2,991	—
Restricted Stock	430	167	1,158	518
Non-Employee Directors	312	—	991	—
Total stock-based compensation expense (benefit)	$1,640	$(3,413)	$5,140	$2,699

On April 1, 2017, the Company modified all outstanding awards to remove the provision that permitted employees to satisfy their personal tax liability with the net settlement of shares in excess of minimum tax withholding. Consistent with the ASU in Note 1, employees can now withhold shares with a fair value up to the maximum statutory rate. Accordingly, the Company modified the awards previously accounted for as liability-classified to equity-classified and reclassified the carrying amount of the awards of $13.7 million to Paid-in capital in the Condensed Consolidated Balance Sheet. All stock options have been accounted for as equity-classified awards for the periods subsequent to the modification. Prior to the modification, liability-classified awards were reclassified to additional paid-in capital at fair value when stock options were exercised.

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

Advanced Drainage Systems, Inc.

Plan replaces the 2000 Incentive Stock Option Plan, 2008 Restricted Stock Plan, 2013 Stock Option Plan, and 2014 Non-Employee Director Compensation Plan (the “Prior Plans”) and no further grants will be made under the Prior Plans.

During the three and nine months ended December 31, 2017, the Company granted 0.1 million shares of restricted stock and 0.2 million nonqualified stock options under the 2017 Incentive Plan.

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the nine months ended December 31, 2017:

Nine Months Ended December 31, 2017
Common stock price	$19.35 - $22.95
Expected stock price volatility	32.1% - 35.6%
Risk-free interest rate	1.9% - 2.2%
Weighted-average expected option life (years)	5.6 - 6.0
Dividend yield	1.1% - 1.5%

Advanced Drainage Systems, Inc.

12.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2017	2016	2017	2016
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$32,105	$9,053	$67,710	$51,060
Adjustments for:
Accretion of redeemable noncontrolling interest	—	(399)	—	(1,141)
Dividends to redeemable convertible preferred stockholders	(456)	(407)	(1,415)	(1,247)
Dividends paid to unvested restricted stockholders	(12)	(32)	(47)	(86)
Net income available to common stockholders and participating securities	31,637	8,215	66,248	48,586
Undistributed income allocated to participating securities	(2,766)	(503)	(5,588)	(4,066)
Net income available to common stockholders – Basic	$28,871	$7,712	$60,660	$44,520
Weighted average number of common shares outstanding – Basic	55,917	54,557	55,497	54,354
Net income per common share – Basic	$0.52	$0.14	$1.09	$0.82
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$28,871	$7,712	$60,660	$44,520
Weighted average number of common shares outstanding – Basic	55,917	54,557	55,497	54,354
Assumed exercise of stock options	542	610	627	802
Weighted average number of common shares outstanding – Diluted	56,459	55,167	56,124	55,156
Net income per common share – Diluted	$0.51	$0.14	$1.08	$0.81
Potentially dilutive securities excluded as anti-dilutive	6,060	6,134	6,252	6,282

Stockholders’ Equity – During the nine months ended December 31, 2017, the Company repurchased 0.4 million shares of common stock at a cost of $7.9 million. The Company did not repurchase any shares of common stock during the three months ended December 31, 2017. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of December 31, 2017, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

Treasury Stock Retirement – On November 1, 2017, the Board of Directors resolved to retire 97.7 million shares of Treasury Stock. The retirement of the Treasury Stock resulted in a reclassification of Treasury Stock to Paid-In-Capital and did not have an impact on Total Stockholders’ Equity.

Advanced Drainage Systems, Inc.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Domestic
Pipe	$196,402	$182,061	$676,079	$627,397
Allied Products	80,470	72,251	272,174	251,451
Total domestic	276,872	254,312	948,253	878,848
International
Pipe	33,166	32,550	101,139	105,832
Allied Products	10,794	7,854	30,848	28,397
Total international	43,960	40,404	131,987	134,229
Total Net sales	$320,832	$294,716	$1,080,240	$1,013,077

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended December 31, 2017
Net sales	$276,872	$43,960	$320,832
Segment Adjusted EBITDA	48,790	7,209	55,999
Interest expense	3,007	79	3,086
Income tax (benefit) expense	(9,117)	1,746	(7,371)
Depreciation and amortization	15,804	2,048	17,852
Equity in net loss (income) of unconsolidated affiliates	952	(1,720)	(768)
Capital expenditures	7,820	269	8,089
For the three months ended December 31, 2016
Net sales	$254,312	$40,404	$294,716
Segment Adjusted EBITDA	37,040	6,354	43,394
Interest expense	4,127	94	4,221
Income tax expense	5,342	644	5,986
Depreciation and amortization	15,911	2,118	18,029
Equity in net loss of unconsolidated affiliates	348	1,135	1,483
Capital expenditures	9,829	2,879	12,708

Advanced Drainage Systems, Inc.

	Domestic	International	Total
	(In thousands)
For the nine months ended December 31, 2017
Net sales	$948,253	$131,987	$1,080,240
Segment Adjusted EBITDA	167,352	15,876	183,228
Interest expense	12,363	257	12,620
Income tax expense	12,583	3,229	15,812
Depreciation and amortization	49,725	6,068	55,793
Equity in net loss (income) of unconsolidated affiliates	1,607	(2,103)	(496)
Capital expenditures	33,601	1,523	35,124
For the nine months ended December 31, 2016
Net sales	$878,848	$134,229	$1,013,077
Segment Adjusted EBITDA	158,794	22,009	180,803
Interest expense	13,236	315	13,551
Income tax expense	31,319	4,209	35,528
Depreciation and amortization	47,418	6,647	54,065
Equity in net loss of unconsolidated affiliates	375	2,019	2,394
Capital expenditures	31,820	4,684	36,504

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	December 31, 2017	March 31, 2017
	(In thousands)
Investments in unconsolidated affiliates
Domestic	$819	$2,427
International	12,450	6,559
Total	$13,269	$8,986
Total identifiable assets
Domestic	$887,724	$917,006
International	134,421	134,987
Eliminations	(8,911)	(5,708)
Total	$1,013,234	$1,046,285

Advanced Drainage Systems, Inc.

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	Three Months Ended December 31,
	2017		2016
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$29,755	$3,460	$7,233	$3,025
Depreciation and amortization	15,804	2,048	15,911	2,118
Interest expense	3,007	79	4,127	94
Income tax (benefit) expense	(9,117)	1,746	5,342	644
Segment EBITDA	39,449	7,333	32,613	5,881
Derivative fair value adjustments	(145)	—	(2,237)	—
Foreign currency transaction gains	—	(430)	—	(601)
Loss (gain) on disposal of assets and costs from exit and disposal activities	1,940	(16)	1,258	880
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	315	322	275	194
Contingent consideration remeasurement	1	—	(15)	—
Stock-based compensation expense (benefit)	1,640	—	(3,413)	—
ESOP deferred compensation	2,737	—	2,323	—
Executive retirement expense (benefit)	73	—	(170)	—
Transaction costs(2)	92	—	—	—
Legal settlement(3)	1,800	—	—	—
Restatement-related costs(4)	888	—	6,406	—
Segment Adjusted EBITDA(5)	$48,790	$7,209	$37,040	$6,354

	Nine Months Ended December 31,
	2017		2016
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$61,837	$7,811	$43,704	$10,256
Depreciation and amortization	49,725	6,068	47,418	6,647
Interest expense	12,363	257	13,236	315
Income tax expense	12,583	3,229	31,319	4,209
Segment EBITDA	136,508	17,365	135,677	21,427
Derivative fair value adjustments	(735)	—	(11,297)	—
Foreign currency transaction gains	—	(2,878)	—	(1,678)
Loss on disposal of assets and costs from exit and disposal activities	10,253	215	2,040	1,037
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	886	1,174	826	1,223
Contingent consideration remeasurement	33	—	42	—
Stock-based compensation expense	5,140	—	2,699	—
ESOP deferred compensation	7,946	—	7,428	—
Executive retirement expense (benefit)	982	—	(12)	—
Transaction costs(2)	1,149	—	—	—
Legal settlement(3)	1,800	—	—	—
Restatement-related costs(4)	3,390	—	21,391	—
Segment Adjusted EBITDA(5)	$167,352	$15,876	$158,794	$22,009

Advanced Drainage Systems, Inc.

(1)

Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(2)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the Company’s debt refinancing and potential asset acquisitions and dispositions.
(3)	Represents settlement agreement to resolve the Hayes matter discussed in “Note 9. Commitments and Contingencies.”
(4)

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

(5)	A portion of the reduction in International EBITDA is related to transfer pricing. The reduction is fully offset by an increase in Domestic EBITDA.
14.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the fourth quarter of fiscal 2018, the Company declared a quarterly cash dividend of $0.07 per share of common stock. The dividend is payable on March 15, 2018 to stockholders of record at the close of business on March 1, 2018.

Restructuring Activities- In January 2018, the Company finalized and communicated its plan to close a customer service facility. As a result of the closure, the Company will incur expenses in the fourth quarter of fiscal 2018 and fiscal 2019 for employee severance and the termination of the facility lease agreement.

Related Party Transactions- In February 2018, the Company’s former CEO, purchased his officer life insurance policies for their fair value from the Company. The Company had $7.2M in recorded in Accounts Receivable for the cash surrender value as of December 31, 2017.

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

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe products have been displacing products made with traditional materials, such as reinforced concrete, corrugated steel and polyvinyl chloride (“PVC”), across an ever expanding range of end markets. This has allowed us to consistently gain market share and achieve above-market growth throughout economic cycles. We expect to continue to drive conversion to our products from traditional materials as contractors, civil design engineers and municipal agencies increasingly acknowledge the superior physical attributes and compelling value proposition of our thermoplastic products. In addition, we believe that overall demand for our products will benefit as the regulatory environment continues to evolve.

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

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve our cost structure, including closing three underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Accelerated depreciation	$—	$—	$3,561	$—
Plant severance	1,021	—	1,848	—
Headcount reduction	—	—	2,577	—
Other restructuring activities	56	—	56	—
Total restructuring activities	$1,077	$—	$8,042	$—

The following table summarizes the line items of the Condensed Consolidated Statements of Operations where the expenses above would have been recorded to absent of a restructuring program:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Cost of goods sold	$1,077	$—	$6,023	$—
Selling expenses	—	—	1,390	—
General and administrative expenses	—	—	629	—
Total restructuring activities	$1,077	$—	$8,042	$—

The restructuring costs above represent one-time expenses and are not indicative of expected costs or cost savings in future periods.

As of December 31, 2017, we have a $2.8 million severance liability related to the restructuring activities, which is recorded in Other accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.

Federal Income Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act includes numerous provisions that will affect us, including a reduction of corporate tax rates from 35% to 21%, business-related exclusions, deductions and credits and the repatriation of our undistributed foreign earnings and profits.

We are currently in the process of evaluating the impacts of the Tax Act on our deferred income tax attributes and tax on undistributed foreign earnings. As such, we recorded provisional amounts for the revaluing of deferred tax attributes resulting in a tax benefit of $14.7 million and an estimated tax obligation on our undistributed foreign earnings resulting in a tax expense of $0.9 million. We will continue to evaluate the impact of the Tax Act. In order to complete this assessment, we need full year activity to be able to appropriately revalue our deferred tax attributes. Also, additional time is needed to fully evaluate the earnings and profit and corresponding measurement periods for our tax on undistributed foreign earnings.

We are evaluating the impacts of the Tax Act on our ongoing future provisional income tax effective tax rate. We currently estimate the provisional effective tax rate will be in the range of 30% to 32% which is a decrease of 8% to 10% from our previous historical expectation.

Advanced Drainage Systems, Inc.

Results of Operations

Three Months Ended December 31, 2017 Compared With Three Months Ended December 31, 2016

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended December 31, 2017 and 2016. We believe this presentation is useful to investors in comparing historical results.

	Three Months Ended December 31,
	2017	2016
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	75.7	76.4
Gross profit	24.3	23.6
Selling	7.1	7.2
General and administrative	7.4	7.7
Loss on disposal of assets and costs from exit and disposal activities	0.6	0.7
Intangible amortization	0.6	0.7
Income from operations	8.5	7.2
Interest expense	1.0	1.4
Derivative gains and other income, net	(0.3)	(0.3)
Income before income taxes	7.8	6.0
Income tax (benefit) expense	(2.3)	2.0
Equity in net (income) loss of unconsolidated affiliates	(0.2)	0.5
Net income	10.4	3.5
Less: net income attributable to noncontrolling interest	0.3	0.4
Net income attributable to ADS	10.0%	3.1%

Net sales - Net sales were $320.8 million in the three months ended December 31, 2017, increasing $26.1 million, or 8.9%, over the comparable period in fiscal 2017.

	Three Months Ended December 31,
	2017	2016	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$196,402	$182,061	$14,341	7.9%
Allied Products	80,470	72,251	8,219	11.4%
Total domestic	276,872	254,312	22,560	8.9%
International
Pipe	33,166	32,550	616	1.9%
Allied Products	10,794	7,854	2,940	37.4%
Total international	43,960	40,404	3,556	8.8%
Total net sales	$320,832	$294,716	$26,116	8.9%

Domestic net sales increased $22.6 million, or 8.9%, in the three months ended December 31, 2017, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $14.3 million, or 7.9%, which was primarily attributable to price increases and changes in product mix of $11.9 million and pipe volume increase of $1.7 million. Allied Product sales increased $8.2 million, or 11.4%.

International net sales increased $3.6 million, or 8.8%, in the three months ended December 31, 2017 over the comparable period in the previous fiscal year. The increase was primarily attributable to the increased Allied Product sales of $2.9 million.

Advanced Drainage Systems, Inc.

Cost of goods sold and Gross profit - Cost of goods sold increased by $17.7 million, or 7.8%, and gross profit increased by $8.4 million, or 12.1%, in the three months ended December 31, 2017 over the comparable period in the previous fiscal year.

	Three Months Ended December 31,
	2017	2016	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$69,880	$60,526	$9,354	15.5%
International	7,946	8,915	(969)	(10.9%)
Total gross profit	$77,826	$69,441	$8,385	12.1%

The increase in domestic gross profit of $9.3 million, or 15.5%, was due to the gross profit impact of the net sales increase discussed above partially offset by a $2.5 million increase in material costs. The remainder of the variance is comprised of distribution and other expenses.

International gross profit decreased $1.0 million, or 10.9%, in the three months ended December 31, 2017 compared to the same period in fiscal 2017, due to a $2.7 million increase in labor and overhead costs partially offset by the gross profit impact of the 8.8% increase in net sales discussed above.

Selling expenses - As a percentage of net sales, selling expenses were relatively flat at 7.1% in the three months ended December 31, 2017 as compared to 7.2% in the prior year.

General and administrative expenses - General and administrative expenses for the three months ended December 31, 2017 increased $1.1 million from the prior year period. The increase was primarily due to an increase in stock-based compensation expense of $4.7 million and a $1.8 million legal settlement. These increases were partially offset by a decrease in restatement related costs of $5.5 million. On April 1, 2017, all stock options were amended and became equity classified. In the three months ended December 31, 2016, all stock options were liability-classified resulting in adjustments to fair value each period.

Loss on disposal of assets and costs from exit and disposal activities – In the three months ended December 31, 2017, we recorded $1.9 million related to restructuring activities. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $0.8 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense decreased $1.1 million in the three months ended December 31, 2017 compared to the same period in fiscal 2017, primarily due to a $1.1 million unrealized gain on the interest rate swap executed on June 28, 2017.

Derivative gains and other income, net - Derivative gains and other income, net increased by $0.2 million for the three months ended December 31, 2017 compared to the same period in fiscal 2017. During the three months ended December 31, 2017, we recognized a net $0.5 million gain on derivative contracts compared to a $0.3 million loss for the three months ended December 31, 2016. The increase in gain on derivative contracts was offset by changes in foreign currency exchange rates.

Income tax (benefit) expense - For the three months ended December 31, 2017 and 2016, we had effective tax rates of (29.4)% and 33.8%, respectively. The decrease in the effective tax rate was primarily due to impact of the Tax Act, return to provision adjustments and the uncertain tax position lapse. See “Note 10. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we

Advanced Drainage Systems, Inc.

have significant influence, but not control, over operations. The Equity in (income) net loss of unconsolidated affiliates increased to a $0.8 million income for the three months ended December 31, 2017 from a $1.5 million loss for the three months ended December 31, 2016. The increase is primarily the result of the $1.9 million gain recognized as a result of the contribution of outstanding receivables we made to the South American Joint Venture in the three months ended December 31, 2107. See “Note 6. Related Party Transactions” for additional information.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased from net income of $1.2 million for the three months ended December 31, 2016 to net income of $1.1 million for the three months ended December 31, 2017.

Nine Months Ended December 31, 2017 Compared With Nine Months Ended December 31, 2016

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the nine months ended December 31, 2017 and 2016. We believe this presentation is useful to investors in comparing historical results.

	Nine Months Ended December 31,
	2017	2016
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.5	74.7
Gross profit	23.5	25.3
Selling	6.5	6.8
General and administrative	6.9	7.7
Loss on disposal of assets and costs from exit and disposal activities	1.0	0.3
Intangible amortization	0.6	0.6
Income from operations	8.6	9.9
Interest expense	1.2	1.3
Derivative gains and other income, net	(0.4)	(0.5)
Income before income taxes	7.9	9.1
Income tax (benefit) expense	1.5	3.5
Equity in net (income) loss of unconsolidated affiliates	0.0	0.2
Net income	6.4	5.3
Less: net income attributable to noncontrolling interest	0.2	0.3
Net income attributable to ADS	6.3%	5.0%

Net sales - Net sales were $1,080.2 million in the nine months ended December 31, 2017, increasing $67.1 million, or 6.6%, over the comparable period in fiscal 2017.

	Nine Months Ended December 31,
	2017	2016	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$676,079	$627,397	$48,682	7.8%
Allied Products	272,174	251,451	20,723	8.2%
Total domestic	948,253	878,848	69,405	7.9%
International
Pipe	101,139	105,832	(4,693)	(4.4%)
Allied Products	30,848	28,397	2,451	8.6%
Total international	131,987	134,229	(2,242)	(1.7%)
Total net sales	$1,080,240	$1,013,077	$67,163	6.6%

Domestic net sales increased $69.4 million, or 7.9%, in the nine months ended December 31, 2017, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $48.7 million, or 7.8%, which

Advanced Drainage Systems, Inc.

was primarily the result of pipe volume increase of $36.0 million and price increases and changes in product mix of $12.1 million. Allied Product sales increased $20.7 million, or 8.2%.

International net sales decreased $2.2 million, or 1.7%, in the nine months ended December 31, 2017 over the comparable period in the previous fiscal year. The decrease was primarily attributable to price decreases and changes in product mix of $5.5 million, partially offset by an increase in Allied Products sales of $2.5 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $69.4 million, or 9.1%, and gross profit decreased by $2.2 million, or 0.9%, in the nine months ended December 31, 2017 over the comparable period in the previous fiscal year.

	Nine Months Ended December 31,
	2017	2016	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$233,914	$227,988	$5,926	2.6%
International	20,452	28,571	(8,119)	(28.4%)
Total gross profit	$254,366	$256,559	$(2,193)	(0.9%)

The increase in domestic gross profit of $5.9 million, or 2.6%, was due to the gross profit impact of the net sales increase discussed above offset by a $10.3 million increase in material costs, a $3.5 million increase in labor and overhead costs, and a $5.2 million increase in distribution expenses.

International gross profit decreased $8.1 million, or 28.4%, in the nine months ended December 31, 2017 compared to the same period in fiscal 2017, largely due to a $3.2 million increase in labor and overhead costs and the gross profit impact of the 1.7% decrease in net sales discussed above.

Selling expenses - As a percentage of net sales, selling expenses were 6.5% in the nine months ended December 31, 2017 as compared to 6.8% in the prior year. The change is primarily due to an increase of $1.7 million in compensation expense partially offset by a benefit in bad debt expense in fiscal 2018 resulting from the collection of approximately $0.6 million from a Canadian customer that had previously been reserved.

General and administrative expenses - General and administrative expenses for the nine months ended December 31, 2017 decreased $4.1 million from the prior year period. The decrease was primarily due to a decrease in restatement related costs of $17.9 million. This decrease was partially offset by a $6.7 million increase in professional and legal fees, an increase in stock-based compensation expense of $2.1 million, and a $1.8 million legal settlement. The decrease was also partially offset by an increase of $1.1 million of transaction costs in connection with our debt refinancing and potential asset acquisitions and dispositions and an increase of $1.4 million related to compensation and executive retirement expense. On April 1, 2017, all stock options were amended and became equity classified. In the nine months ended December 31, 2016, all stock options were liability-classified resulting in adjustments to fair value each period.

Loss on disposal of assets and costs from exit and disposal activities - In the nine months ended December 31, 2017, we recorded $10.5 million of expense related to restructuring activities, including closing three underutilized manufacturing facilities. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $2.4 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense remained relatively flat as a percentage of net sales.

Derivative gains and other income, net – Derivative gains and other income, net decreased by $1.1 million for the nine months ended December 31, 2017 compared to the same period in 2016. During the nine months ended December 31, 2017, the Company recognized a net $0.9 million gain on derivative contracts compared to a $2.7

Advanced Drainage Systems, Inc.

million gain for the nine months ended December 31, 2016. The decrease in gain on derivative contracts is primarily due to a significant amount of the Company’s propylene swaps maturing in fiscal 2017. The decrease in gain on derivative contracts was partially offset by changes in foreign currency exchange rates.

Income tax (benefit) expense - For the nine months ended December 31, 2017 and 2016, we had effective tax rates of 18.6% and 38.7%, respectively. The decrease in the effective tax rate was primarily due to impact of the Tax Act, return to provision adjustments and the uncertain tax position lapse. See “Note 10. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to two unconsolidated joint ventures in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates increased to a $0.5 million income for the nine months ended December 31, 2017 from a $2.4 million loss for the nine months ended December 31, 2016. The increase is primarily the result of the $1.9 million gain recognized as a result of the contribution of outstanding receivables we made to the South American Joint Venture in the nine months ended December 31, 2107. See “Note 6. Related Party Transactions” for additional information. In addition the increase is attributable to insurance recovery related to a fire that occurred in fiscal 2017 in one of the plants of the South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased from net income of $2.9 million for the nine months ended December 31, 2016 to net income of $1.9 million for the nine months ended December 31, 2017. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)
Net income	$33,215	$10,258	$69,648	$53,960
Depreciation and amortization	17,852	18,029	55,793	54,065
Interest expense	3,086	4,221	12,620	13,551
Income tax (benefit) expense	(7,371)	5,986	15,812	35,528
EBITDA	46,782	38,494	153,873	157,104
Derivative fair value adjustments	(145)	(2,237)	(735)	(11,297)
Foreign currency transaction gains	(430)	(601)	(2,878)	(1,678)
Loss on disposal of assets and costs from exit and disposal activities	1,924	2,138	10,468	3,077
Unconsolidated affiliates interest, tax, depreciation and amortization(1)	637	469	2,060	2,049
Contingent consideration remeasurement	1	(15)	33	42
Stock-based compensation expense (benefit)	1,640	(3,413)	5,140	2,699
ESOP deferred stock-based compensation	2,737	2,323	7,946	7,428
Executive retirement expense (benefit)	73	(170)	982	(12)
Transaction costs(2)	92	—	1,149	—
Legal settlement(3)	1,800	—	1,800	—
Restatement-related costs(4)	888	6,406	3,390	21,391
Adjusted EBITDA	$55,999	$43,394	$183,228	$180,803

(1)

Includes our proportional share of interest, income taxes, depreciation and amortization related to our South American Joint Venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(2)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing and potential asset acquisitions and dispositions.
(3)	Represents settlement agreement to resolve the Hayes matter, as further discussed in “Note 9. Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
(4)

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

Advanced Drainage Systems, Inc.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income available to common stockholders – Basic	$28,871	$7,712	$60,660	$44,520
Adjustments to Net income available to common stockholders - Basic:
Accretion of Redeemable noncontrolling interest in subsidiaries	—	399	—	1,141
Dividends to Redeemable convertible preferred stockholders	456	407	1,415	1,247
Dividends paid to unvested restricted stockholders	12	32	47	86
Undistributed income allocated to participating securities	2,766	503	5,588	4,066
Net income attributable to ADS	32,105	9,053	67,710	51,060
Fair value of ESOP compensation related to redeemable convertible preferred stock	2,737	2,325	7,946	7,428
Adjusted Net Income (Non-GAAP)	$34,842	$11,378	$75,656	$58,488
Weighted average common shares outstanding – Basic	55,917	54,557	55,497	54,354
Adjustments to Weighted average common shares outstanding - Basic:
Unvested restricted shares	270	55	270	63
Redeemable convertible preferred shares	18,219	18,774	18,386	18,913
Weighted Average Common Shares Outstanding – Fully Converted (Non-GAAP)	74,406	73,386	74,153	73,330
Net income per share - Basic	$0.52	$0.14	$1.09	$0.82
Adjusted Earnings per Fully Converted Share (Non-GAAP)	$0.47	$0.16	$1.02	$0.80

Advanced Drainage Systems, Inc.

Free Cash Flow - Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and our Board of Directors to assess our ability to generate cash. Accordingly, free cash flow has been presented in this Quarterly Report on Form 10-Q as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

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

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Cash flow from operating activities	$138,909	$116,631
Capital expenditures	(35,124)	(36,504)
Free Cash Flow	$103,785	$80,127

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

As of December 31, 2017, we had $14.9 million in cash that was held by our foreign subsidiaries. Prior to the Tax Act, our intent was to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. Prior to the Tax Act, in the event that foreign earnings were repatriated, these amounts will be subject to income tax liabilities in the appropriate tax jurisdictions. As a result of the Tax Act, we are evaluating our strategy with our foreign cash.

Working Capital and Cash Flows

As of December 31, 2017, we had $457.1 million in liquidity, including $18.4 million of cash, $375.7 million in borrowings available under our Revolving Credit Facility net of $13.0 million of outstanding letters of credit, and $50.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $217.8 million as of December 31, 2017, from $184.8 million as of March 31, 2017. The increase in working capital is primarily due to decreases in accounts payable and other accrued liabilities of $38.1 million attributable to the seasonality of operations and a $12.0 million increase in cash. The increase in working capital is also due to a decrease of $11.0 million of the current debt obligations maturities related to the refinancing of the Secured Bank Term Loans and Senior Notes Payable, as discussed in “Note 7. Debt,” and a decrease of $11.9 million due to the modification of the liability-classified stock-based awards, as discussed in “Note 11. Stock-Based Compensation.” These increases to working capital were partially offset by a decrease of $43.4 million in inventory due to seasonality of sales.

Advanced Drainage Systems, Inc.

Operating Cash Flows - Cash flows from operating activities for the nine months ended December 31, 2017 was $138.9 million as compared with cash from operating activities of $116.6 million for the nine months ended December 31, 2016. Cash flows from operating activities during the nine months ended December 31, 2017 was primarily impacted by changes in working capital and specifically the decrease in inventory for planned sales.

Investing Cash Flows - During the nine months ended December 31, 2017 and 2016, cash used for investing activities was $31.7 million and $41.4 million, respectively. The decrease in cash used for investing activities was primarily due to proceeds received from the sale of corporate-owned life insurance and decreases in capital expenditures and purchases of property, plant and equipment through financing. Our capital expenditures for the nine months ended December 31, 2017 were used primarily to support facility expansions, equipment replacements, various recycled resin initiatives, and technology.

Financing Cash Flows - During the nine months ended December 31, 2017, cash used for financing activities was $94.5 million due to repayments on our Revolving Credit Facility, Term Loan and Senior Notes, $7.9 million of repurchases of our common stock under the stock repurchase program, offset by our borrowings on our Senior Notes and Revolving Credit Facility associated with the debt refinancing. The repayments and borrowings associated with the debt refinancing are more fully discussed in “Note 7. Debt.” During the nine months ended December 31, 2016, cash used in financing activities was $69.1 million, due to payments on our Senior Notes, Term Loan and capital lease obligations, partially offset by decreased repayments on our Revolving Credit facility to support our typical seasonal demand increase following the winter months.

Capital Expenditures

Capital expenditures totaled $35.1 million and $36.5 million for the nine months ended December 31, 2017 and 2016, respectively. Our capital expenditures for the nine months ended December 31, 2017 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology. For the nine months ended December 31, 2017, our most significant capital expenditures were $8.3 million for increased capacity related to the opening of the manufacturing facility in Harrisonville, MO and $3.3 million related to the implementation of three software solutions.

We currently anticipate that we will make capital expenditures of approximately $50 million to $55 million in fiscal year 2018. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2017, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Transactions

Secured Bank Term Loans - On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our Fiscal 2017 Form 10-K. On June 22, 2017, we entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the agreement dated as of June 12, 2013, to provide us a $550 million Revolving Credit Facility, which is more fully described in “Note 7. Debt” to the Condensed Consolidated Financial Statements.

As of December 31, 2017, the outstanding principal drawn on the Revolving Credit Facility was $161.3 million, with $375.7 million available to be drawn on the U.S. facility, net of $13.0 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - On September 24, 2010, ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12.0 million. As of December 31, 2017, ADS Mexican had no outstanding principal drawn on the Revolving Credit Facility with $12.0 million available to be drawn.

Advanced Drainage Systems, Inc.

ADS Mexicana Scotia Bank Revolving Credit Facility - On December 11, 2017, the $5.0 million Scotia Bank revolving credit facility matured. At December 11, 2017, there were no borrowings under the Scotia Bank revolving credit facility.

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million, which is more fully described in our Fiscal 2017 Form 10-K. On June 22, 2017, we entered into the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in “Note 7. Debt” to the Condensed Consolidated Financial Statements. We have $50 million available for issuance of senior notes under the private shelf agreement. At December 31, 2017, the outstanding principal balance on these notes was $125 million.

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

For further information, see “Note 7. Debt” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2017 Form 10-K. We were in compliance with our debt covenants as of December 31, 2017.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% and 49% of certain debt of our unconsolidated South American Joint Venture and Tigre-ADS USA, respectively, as further discussed in “Note 6. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of December 31, 2017, our South American Joint Venture and Tigre-ADS USA had approximately $14.2 million and $9.0 million, respectively, of outstanding debt subject to our guarantees. We do not believe that these guarantees will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Advanced Drainage Systems, Inc.

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

•	the effect of weather or seasonality;
•	the loss of any of our significant customers;
•	the risks of doing business internationally;
•	the risks of conducting a portion of our operations through joint ventures;
•	our ability to expand into new geographic or product markets;
•	our ability to achieve the acquisition component of our growth strategy;
•	the risk associated with manufacturing processes;
•	our ability to manage our assets;
•	the risks associated with our product warranties;
•	our ability to manage our supply purchasing and customer credit policies;

Advanced Drainage Systems, Inc.

•	the risks associated with our self-insured programs;
•	our ability to control labor costs and to attract, train and retain highly-qualified employees and key personnel;
•	our ability to protect our intellectual property rights;
•	changes in laws and regulations, including environmental laws and regulations;
•	our ability to project product mix;
•	the risks associated with our current levels of indebtedness;
•	fluctuations in our effective tax rate, including from the recently enacted Tax Cuts and Jobs Act;
•	changes to our operating results, cash flows and financial condition attributable to the recently enacted Tax Cuts and Jobs Act;
•	our ability to meet future capital requirements and fund our liquidity needs;
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

Interest Rate Risk. We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Loan Facility, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Loan Facility bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $0.6 million based on our borrowings as of December 31, 2017. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.5 million per year. To mitigate the impact of interest rate volatility, we had one forward interest rate swap in effect as of December 31, 2017 with a notional value of $100.0 million and a fixed rate of 1.8195% for a five year period.

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

As previously disclosed in the Company’s Fiscal 2017 Form 10-K, ADS concluded that internal control over financial reporting was not effective based upon certain material weaknesses identified as of March 31, 2017. See “Item 9A — Controls and Procedures” in the Company’s Fiscal 2017 Form 10-K. The Company’s CEO and CFO have concluded that those material weaknesses previously identified in the Fiscal 2017 Form 10-K were still present as of December 31, 2017 (the “Evaluation Date”). Based on those material weaknesses, and the evaluation of our disclosure controls and procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

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

While progress had been made to enhance internal control over financial reporting relating to each material weakness, the Company is still in the process of implementing its comprehensive remediation plan. Accordingly, each of the material weaknesses noted above cannot be considered remediated until the relevant controls have been appropriately designed and have operated for a sufficient period of time. At this time, the Company cannot assure you when it will fully remediate such weaknesses, nor can it be certain of whether additional actions will be required.

Changes in Internal Control over Financial Reporting

The Company’s remediation efforts were ongoing during the three months ended December 31, 2017, and, other than those remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Advanced Drainage Systems, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, Plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017.

On August 12, 2015, the SEC Division of Enforcement (“Enforcement Division”) informed the Company that it was conducting an informal inquiry with respect to the Company. As part of this inquiry, the Enforcement Division requested the voluntary production of certain documents generally related to the Company’s accounting practices. Subsequent to the initial voluntary production request, the Company received document subpoenas from the Enforcement Division pursuant to a formal order of investigation. The Company has continued to cooperate with the Enforcement Division’s investigation and has engaged in preliminary discussions with the staff of the Enforcement Division about a potential resolution. While it is reasonably possible that the investigation ultimately could result in a material loss, the Company is currently unable to estimate the range of possible losses or predict the likelihood, timing, or final terms of any settlement.

In May 2017, a former employee filed a class action complaint against the Company in Superior Court for the State of California, County of Kern (the “Hayes matter”), alleging that the Company violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. In June 2017, the Company removed the case to the United States District Court for the Eastern District of California, where it is currently pending. The plaintiffs were seeking to recover, on their own behalf and on behalf of a putative class of all non-exempt employees in the State of California from December 16, 2012 through present, damages resulting from missed rest breaks, missed meal periods, unpaid minimum wage, straight-time and overtime pay, improper wage statements, non-payment of wages at termination, and attorneys’ fees and costs. On January 24, 2018, the Company entered into a settlement agreement to resolve the class action. Pursuant to the settlement, the Company will pay $1.8 million, which includes payments to class members in resolution of all claims, attorneys’ fees, and settlement fund claims administration fees.

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

Advanced Drainage Systems, Inc.

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

The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
October 1, 2017 to October 31, 2017	—	$—	—	$42,053
November 1, 2017 to November 30, 2017	—	$—	—	$42,053
December 1, 2017 to December 31, 2017	—	$—	—	$42,053
Total	—	$—	—	$42,053
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2018

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer