Form 10-K
period 2018-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2018-05-30
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $899 million as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2017.

As of May 21, 2018, the registrant had 56,562,490 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 21, 2018, 191,791 shares of unvested restricted common stock were outstanding and 23,298,404 shares of ESOP preferred stock, convertible into 17,921,132 shares of common stock, were outstanding. As of May 21, 2018, 74,675,413 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 24, 2018.

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

Advanced Drainage Systems, Inc.

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

We believe the markets we serve in the United States represent approximately $11 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity. For fiscal 2018, we generated net sales of $1.3 billion, net income of $64.8 million and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) of $210.2 million and, as of March 31, 2018, we had $300.8 million of total outstanding debt. For a reconciliation of Adjusted EBITDA to the most directly comparable measure calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), see “Item 6. Selected Financial and Operating Data.” We believe our extensive national footprint in the United States creates a cost and service advantage versus our HDPE pipe producing competitors, the largest of which has only 11 domestic HDPE pipe manufacturing plants and, according to the December 25, 2017 ranking by Plastics News of Pipe, Profile & Tubing Extruders, recently had estimated sales of $135 million, or approximately ten times less than our net sales in fiscal 2018.

Advanced Drainage Systems, Inc.

As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.

Fiscal Year 2018 Revenue

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 20. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

OUR MANUFACTURING AND DISTRIBUTION PLATFORM

We have a leading domestic and international manufacturing and distribution infrastructure, serving customers in all 50 U.S. states as well as approximately 80 other countries through 57 manufacturing plants and 32 distribution centers, including 7 manufacturing plants and 6 distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products in 17 different diameters ranging from 2” to 60” using a continuous extrusion process, where molten polyethylene or polypropylene is pushed through a die into a moving series of corrugated U-shaped molds. Blown air and vacuum are used to form the corrugations of the pipe which is pulled through a corrugator and then cut to length. We utilize customized and proprietary production equipment, which we believe is faster and more cost efficient than other pipe making equipment generally available in the market.

Domestically, we are capable of producing more than one billion pounds of pipe annually on a standard five-day per week schedule. Additional capacity is in place to support seasonal production needs and expected growth. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally-coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint in place, we can support rapid seasonal growth in demand, focusing on customer service while minimizing transportation costs.

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

Advanced Drainage Systems, Inc.

Our manufacturing plants have no process-related by-products released into the atmosphere, waterways, or solid waste discharge. During pipe production start-ups and size change-overs, non-compliant scrap and any damaged finished goods pipe are recycled through a grinder for internal re-use.

International Presence - We serve international markets primarily in Mexico and South America through joint ventures with local partners. Our joint venture strategy has provided us with local and regional access to key markets such as Mexico, Brazil, Chile, Argentina, and Peru. Our international joint ventures produce pipe and related products to be sold in their respective regional markets. We also have wholly-owned subsidiaries that distribute our pipe and related products in Europe and the Middle East. Combining local partners’ customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation creates a powerful platform and exciting opportunities for continued profitable international expansion.

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

Fleet - We also operate an in-house fleet of approximately 700 tractors. Our effective shipping radius is between approximately 300-350 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer jobsite delivery expectations. We strive to achieve less than three-day lead-time on deliveries, and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered using a customized software platform to ensure that lowest delivered freight costs are achieved. In addition, in the United States and Canada, approximately 11% of our pipe volume is sold on a pick-up or walk-in basis at our plant and yard locations, further leveraging our footprint and lowering freight cost per pound and per revenue dollar.

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

OUR PRODUCTS

We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double

Advanced Drainage Systems, Inc.

and triple wall corrugated polypropylene and polyethylene pipe (or “Pipe”) and a variety of Allied Products including: storm retention/detention and septic chambers (or “Chambers”); PVC drainage structures (or “Structures”); fittings (or “Fittings”); and water quality filters and separators (or “Water Quality”). We also sell various complementary products distributed through resale agreements, including geotextile products and drainage grates and other (or “Other Resale”). The table below summarizes the percentage of Net Sales for Pipe and Allied Products.

	2018	2017	2016
Pipe	72%	72%	74%
Allied Products	28%	28%	26%

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

Advanced Drainage Systems, Inc.

network. We also manufacture smoothwall HDPE pipe in 3”, 4”, and 6” diameters that are sold into the residential drainage and on-site septic systems markets.

Allied Products

We produce a range of additional water management products (“Allied Products”) that are complementary to our pipe products. Our Allied Products offer adjacent technologies to our core pipe offering, presenting a complete drainage solution for our clients and customers. This combination of pipe and Allied Products is a key strategy in our sales growth, profitability and market share penetration. The practice of selling a drainage system is attractive to both distributors and end users, by providing a broad package of products that can be sold on individual projects, and strengthens our competitive advantage in the marketplace. We aggressively seek and evaluate new products, technologies and regulatory changes that impact our customers’ needs for Allied Products.

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

Advanced Drainage Systems, Inc.

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

RAW MATERIALS AND SUPPLIERS

Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives in the U.S. We currently purchase in excess of 850 million pounds of virgin and recycled resin annually from over 460 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.

We have developed relationships with all of the North American producers of virgin high density polyethylene and impact copolymer polypropylene producers that manufacture the grades we need to produce our products, including Braskem Americas, Inc., Chevron Phillips Chemical Co. LP, The Dow Chemical Company, Equistar Chemicals, LP, ExxonMobil Chemical Company, Formosa Plastics Corporation, U.S.A., Ineos Olefins & Polyolefins, USA, Sasol USA, and Nova Chemical. The North American capacity for ethylene derivatives has been expanded during fiscal 2018 primarily as a result of the new supplies of natural gas liquids being produced through sustained oil and gas exploration and production. Additional design capacity should be achieved during fiscal 2019. Polypropylene capacity expansion projects are projected to be available in the second half of fiscal 2019.

We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. This product, which meets an ASTM International standard, replaces a majority of the virgin resin that is used in the American Association of State Highway and Transportation Officials product with optimized recycled materials. To further develop our recycled material strategies, we established Green Line Polymers, Inc. (“GLP”), as our wholly-owned recycling subsidiary in 2012. GLP procures and processes recycled raw materials that can be used in products we produce and sell. Our first production facilities were established in Ohio and Georgia and are focused on processing post-industrial HDPE recycled materials. Based on the success of this strategy, we acquired a business that could supply clean, post-consumer recycled HDPE to our upper Midwest plants and established a second post-consumer processing plant, in Pennsylvania, to support our plants in Ohio, Michigan and the eastern and southern United States. In fiscal 2018, 98% of our non-virgin HDPE raw material needs were internally processed (enhanced) through our GLP operations.

Advanced Drainage Systems, Inc.

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

CUSTOMERS

We have a large, active customer base of approximately 20,000 customers, with two customers representing 10% or more of fiscal 2018 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.4% and Core and Main accounted for 12.0% of fiscal 2018 net sales. Our customer base is diversified across the range of end markets that we serve.

A majority of our sales are made through distributors, including many of the largest national and independent waterworks distributors, with whom we have long-standing distribution relationships. These include Ferguson, Core and Main and WinWholesale, who sell primarily to the storm sewer and sanitary sewer markets. We also utilize a network of hundreds of small to medium-sized independent distributors across the United States. We have strong relationships with major national retailers that carry drainage products, including The Home Depot, Lowe’s, Ace Hardware and Do it Best. We offer the most complete line of HDPE products in the industry and are the only national manufacturer that can service the “Big-Box” retailers from coast-to-coast. We also sell to buying groups and co-ops in the United States that serve the plumbing, hardware, irrigation and landscaping markets. Selling to buying groups and co-ops provides us a further presence on a national, regional and local basis for the distribution of our products. Our preferred vendor status with these groups allows us to reach thousands of locations in an effective manner. Members of these groups and co-ops generally are independent businesses with strong relationships and brand recognition with smaller contractors and homeowners in their local markets. The combination of our large sales force, long-standing retail and contractor customer relationships and extensive network of manufacturing and distribution facilities complements and strengthens our broad customer and market coverage.

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

SALES AND MARKETING

We have one of the largest and most experienced sales and engineering force in the industry, with approximately 400 sales and engineering professionals. Offering the broadest product line in the industry enables our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts and we view this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.

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

Advanced Drainage Systems, Inc.

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

The stormwater drainage industry, in particular, is highly fragmented with many smaller specialty and regional competitors providing a variety of product technologies and solutions. We compete against concrete pipe, corrugated steel pipe and PVC pipe producers on a national, regional and local basis. In addition, there are many HDPE pipe producers in the United States.

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

Advanced Drainage Systems, Inc.

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

EMPLOYEES

As of March 31, 2018, in our domestic and international operations the Company and its consolidated and unconsolidated joint ventures had approximately 4,400 employees, consisting of approximately 3,000 hourly personnel and approximately 1,400 salaried employees. As of March 31, 2018, approximately 350 hourly personnel in our Mexican and South American joint ventures were covered by collective bargaining agreements.

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

Advanced Drainage Systems, Inc.

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

The contents of the websites referred to above are not incorporated into this filing. Further, our references to these websites are intended to be inactive textual references only.

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

Advanced Drainage Systems, Inc.

March 31, 2016, 2015 and 2014 as well as each of the quarters in fiscal 2016 and 2015 (the “Stock-Based Compensation Restatement”). Both the Prior Restatement and the Stock-Based Compensation Restatement were time-consuming and expensive and could expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows.

In particular, we incurred significant expense, including audit, legal, consulting and other professional fees in connection with the Prior Restatement and the Stock-Based Compensation Restatement. Expenses incurred during fiscal 2018, 2017 and 2016 as a result of the Prior Restatements were approximately $4 million, $24 million and $28 million, respectively. We have also incurred significant expenses in connection with the remediation of the weaknesses in our internal control over financial reporting as further described below.

While we have remediated previously identified material weaknesses in our internal control over financial reporting related to the Prior Restatement, we may identify other material weaknesses in the future which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, investor confidence in our company and, as a result, the value of our common stock.

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We had previously identified certain material weaknesses in our internal control over financial reporting that related to the matters associated with the Prior Restatement, which material weaknesses have been remediated. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While we have remediated those previously identified material weaknesses, there can be no assurances that our controls will remain adequate. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatement in our consolidated financial statements. Any new misstatement could result in a further restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. We cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting.

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

The Prior Restatement of our previously issued financial results has resulted in an ongoing investigation by the SEC as well as private litigation, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

As further described below under “Item 3. Legal Proceedings,” the accounting errors and internal control problems disclosed in the Prior Restatement have been the subject of a formal investigation by the SEC’s Division of Enforcement (“Enforcement Division”). The Company has continued to cooperate with the SEC investigation and recently has engaged in discussions with the staff of the Enforcement Division about a potential resolution. As part of settlement discussions the Company has submitted a formal offer of settlement to the Enforcement Division. The accounting errors and internal control problems disclosed in the Prior Restatement were also the subject of a putative class action lawsuit filed in the U.S. District Court for the Southern District of New York. While the United States Court of Appeals for the Second Circuit denied a petition for rehearing on an order affirming dismissal of the class action on November 28, 2017 (and the plaintiff did not seek Supreme Court review), we could become subject to

Advanced Drainage Systems, Inc.

additional litigation or government investigations and enforcement actions arising out of the Prior Restatement, the Stock-Based Compensation Restatement, as well as any delinquent Exchange Act filings.

To date our management has devoted significant time and attention related to these matters, and we may be required to devote even more time and attention to such matters in the future, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. The terms of the SEC settlement offer described above remain subject to approval of the Commission and there can be no assurance that our efforts to resolve the SEC’s investigation will be successful or that the settlement amount will be as anticipated, and we cannot predict the ultimate timing or outcome of the Commission’s consideration. Although we maintain insurance that may provide coverage for some of these expenses (excluding any civil monetary penalties that may be imposed by the Commission as part of its investigation as referenced above), and we have given notice to our insurers of the claims, there is risk that the insurers will rescind or otherwise not renew the policies, that some or all of the claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance. For additional discussion of these matters, see “Note 14. Commitments and Contingencies — Litigation” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Fiscal 2018 Form 10-K.

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

Advanced Drainage Systems, Inc.

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

The markets in which we operate are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuation in capital and business and consumer confidence. These conditions, combined with price fluctuations in crude oil derivatives and natural gas liquids, declining business and consumer confidence and increased unemployment, precipitated an economic slowdown and severe recession in recent years. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

The volatility of the United States economy in general can have an adverse effect on our sales that are dependent on the non-residential construction market. Continued uncertainty about current economic conditions to pose a risk to our business units that serve the non-residential construction market, as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material adverse effect on the demand for our products and services.

•

The homebuilding industry underwent a significant decline after its peak in 2005. While new housing starts demonstrated a compounded annual growth rate of 9.0% from 2012 to 2017, current levels remain below the long-term average of 1.4 million starts since the U.S. Census Bureau began reporting the data demand for our products and services in this market, which in turn had a significant adverse effect on our financial condition and results of operations.

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

All of our markets are sensitive to changes in the broader economy. Downturns or lack of substantial improvement in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. While we operate in many markets, our business is particularly impacted by changes in the economies of the United States, Canada and Mexico, which represented approximately 88.3%, 7.1% and 3.5%, respectively, of our net sales for fiscal 2018 and collectively represented approximately 98.9% of our net sales for fiscal 2018.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

The loss of any of our significant customers could adversely affect our business, financial condition, results of operations and cash flows.

Our ten largest customers generated approximately 40% of our net sales in fiscal 2018. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will increase their activity level or return it to historic levels. A slow economic recovery could continue to have material adverse effect on our business, financial condition, results of operations and cash flows.

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

The majority of our net sales are credit sales which are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, including recent changes in U.S. tax laws, and the failure to collect monies owed from customers could adversely affect our financial condition.

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

Advanced Drainage Systems, Inc.

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

Furthermore, as part of the Prior Restatement, management identified certain weaknesses in the Company’s internal control over financial reporting, which weaknesses included certain control deficiencies related to the ADS Mexicana control environment, as well as the ADS Mexicana revenue recognition cut-off practices. Certain of the matters related to the ADS Mexicana control environment were already the subject of investigation by third party advisors to the Audit Committee as part of the restatement of our previously issued financial statements as set forth in the Fiscal 2015 Form 10-K. Although such matters resulted in a determination of material weakness, which material weaknesses have been remediated, neither the Audit Committee’s advisors in the course of their investigation nor management concluded whether the weaknesses in the ADS Mexicana control environment, the ADS Mexicana revenue recognition cut-off practices, or any other material weaknesses of the Company, would result in an ultimate determination by the SEC or any other applicable regulatory agency that the Company has not complied with the books and records and internal control provisions of the FCPA as set forth in sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. In the event that we believe or have reason to believe that our employees, agents or joint venture partners have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. A finding that the Company or its affiliates have violated any of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, financial condition, results of operations and cash flows.

Conducting a portion of our operations through joint ventures exposes us to risks and uncertainties, many of which are outside of our control, and such risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to our existing joint ventures in Mexico and South America, any differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. As a result, we may be unable to control the quality of products produced by the joint ventures or achieve consistency of product quality as compared with our other operations. In addition to net sales and market share, this may have a material negative impact on our brand and how it is perceived thereafter. Moreover, if our partners also fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint ventures may be unable to adequately perform and conduct their respective operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint ventures’ customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Advanced Drainage Systems, Inc.

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

Acquisitions are an important component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the incurrence of debt and contingent liabilities, an increase in interest expense and amortization expense and significant charges relative to integration costs. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations will be adversely affected if we are unable to properly evaluate acquisition targets.

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

Advanced Drainage Systems, Inc.

We have substantial fixed costs and, as a result, our income from operations is sensitive to changes in our net sales.

A significant portion of our expenses are fixed costs, including personnel. Consequently, a decline in our net sales could have a greater percentage effect on our income from operations if we do not act to reduce personnel or take other fixed cost reduction actions. Moreover, a key element of our strategy is managing our assets, including our substantial fixed assets, more effectively, including through sales or other disposals of excess assets. Our failure to rationalize our fixed assets in the time, and within the costs, we expect could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We generally provide limited product warranties on our products against defects in materials and workmanship in normal use and service. Most of our pipe products have a warranty that is not limited in duration. The warranty period for other products such as our StormTech chambers, our Inserta Tee product line, our BaySaver product line and our FleXstorm inlet protection systems is generally one year. Estimating the required warranty reserves requires a high level of judgment. Management estimates warranty reserves, based in part upon historical warranty costs, as a proportion of sales by product line. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Although management believes that our warranty reserves as of March 31, 2018 are adequate, actual results may vary from these estimates.

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

Advanced Drainage Systems, Inc.

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

In addition, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) significantly changes how the U.S. taxes corporations. The Tax Cuts and Jobs Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Cuts and Jobs Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Cuts and Jobs Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Cuts and Jobs Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

We deliver products to many of our customers through our own fleet of vehicles. The U.S. DOT regulates our operations in domestic interstate commerce. We are subject to safety requirements governing interstate operations prescribed by the U.S. DOT. Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross profit and net income (loss) and increase our selling, general and administrative expenses.

We cannot predict whether future developments in law and regulations concerning our business units will affect our business, financial condition and results of operations in a negative manner. Similarly, we cannot assess

Advanced Drainage Systems, Inc.

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

We provide workers’ compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we provide medical coverage to some of our employees through a self-

Advanced Drainage Systems, Inc.

insured preferred provider organization. Our business, financial condition, results of operations and cash flows may be adversely affected if the number and severity of insurance claims increases.

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

To be successful, we must attract, train and retain a large number of highly-qualified employees while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. We compete with other businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly-qualified employees in the future, including, in particular, those employed by companies we acquire. None of our domestic employees are currently covered by collective bargaining or other similar labor agreements. However, if a number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, the effect on us may be negative. Inability to negotiate acceptable new contracts under any collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if employees become represented by a union, we could experience a disruption of our operations and higher labor costs. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

Risks Relating to Our Indebtedness

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and reduce the value of your investment.

As of March 31, 2018, we had an aggregate principal amount of $300.8 million of outstanding debt. In fiscal year 2018, we incurred $11.2 million of interest expense, net of the impact of interest rate swaps, related to this debt.

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

We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. We could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Subject to certain exceptions, our Secured Bank Loans and our Senior Notes, which we have defined in “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases. In addition, our Revolving Credit Facility provides an aggregate commitment of up to $550.0 million. As of March 31, 2018, we had an additional $365.5 million of availability under the Revolving Credit Facility. Our subsidiary ADS Mexicana had $12.0 million in availability outstanding under a separate revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Advanced Drainage Systems, Inc.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our common stock.

The covenants contained in our Secured Bank Loans and our Senior Notes, which we refer to collectively as our Credit Facilities, are consistent. These covenants, among other things, restrict or limit our ability to: dispose of assets; incur additional indebtedness (including guarantees of additional indebtedness); prepay or amend our various debt instruments; pay dividends and make certain payments; redeem stock or make other distributions; create liens on assets; make certain investments; engage in certain asset sales, mergers, acquisitions, consolidations or sales of all, or substantially all, of our assets; and engage in certain transactions with affiliates.

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

Under the Secured Bank Loans, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the agreement and terminate their commitments to lend. Additionally, under the Senior Notes, a change of control (as defined therein) constitutes an event of default that permits the noteholders to declare all of their notes to be immediately due and payable. In order to avoid events of default under each of our Credit Facilities, we may therefore have to avoid certain change of control transactions that would otherwise be beneficial to us.

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

Advanced Drainage Systems, Inc.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of March 31, 2018, we have 56.9 million outstanding shares of common stock, including 0.2 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if their offer and sale is registered under the Securities Act or if the offer and sale of those securities qualify for an exemption from registration, including exemptions provided by Rules 144 and 701 under the Securities Act. We have filed one or more registration statements on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of March 31, 2018, there were stock options outstanding to purchase a total of approximately 1.8 million shares of our common stock. In addition, approximately 3.3 million shares of common stock are available for grant under our 2017 Omnibus Plan.

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

Advanced Drainage Systems, Inc.

All of the shares of our convertible preferred stock held by our Employee Stock Ownership Plan (“ESOP”) may be converted into our common stock at any time by action of the ESOP trustee, and will be automatically converted into our common stock upon distributions of such shares allocated to the ESOP accounts of ESOP participants upon a distribution event such as retirement or other termination of employment. Such distributed common stock will not be subject to any lock-up agreement and will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of March 31, 2018, there were approximately 23.3 million shares of convertible preferred stock held by our ESOP, which in aggregate could be converted into approximately 17.9 million shares of our common stock. All of these shares will be eligible for future sale, either by the ESOP trustee or by ESOP participants, subject to the limitations of Rule 144.

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

As of May 21, 2018, our directors, officers and principal stockholders and their affiliates collectively own approximately 49.2% of our outstanding shares of common stock. Additionally, our ESOP holds convertible preferred stock that converts into a substantial number of shares of our common stock and, prior to conversion, is entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders, voting together with our common stock as a single class unless otherwise required by law. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 21, 2018 is approximately 64.0%, inclusive of the outstanding shares of convertible preferred stock held by the ESOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws: authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt; maintain a classified board of directors, as a result of which our board will continue to be divided into three classes, with each class serving for staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting; limit the ability of stockholders to remove directors; provide that vacancies on our board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office; prohibit stockholders from calling special meetings of stockholders; prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of our outstanding shares of common stock can elect all directors standing for election; establish advance notice requirements for nominations for election to our board of

Advanced Drainage Systems, Inc.

directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; require a super-majority stockholders vote of 75% to approve any reorganization, recapitalization, share exchange, share reclassification, consolidation, merger, conversion or sale of all or substantially all assets to which we are a party that is not approved by the affirmative vote of at least 75% of the members of our board of directors; and require the approval of holders of at least 75% of the outstanding shares of our voting common stock to amend the bylaws and certain provisions of the certificate of incorporation.

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

None.

Item 2.Properties

Property

We have a network of 57 manufacturing plant locations and 32 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	45	20	65
Canada	5	5	10
Mexico (1)	4	—	4
South America (1)(2)	3	6	9
Netherlands	—	1	1
Total	57	32	89
(1)	Manufacturing plants and distribution centers in Mexico and South America are owned or leased by our joint ventures.

Advanced Drainage Systems, Inc.

(2)	Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated in ADS.

We sell to customers across all 50 U.S. states and 10 Canadian provinces through 75 locations in the United States and Canada.

We currently own approximately 36,000 square feet and lease approximately 9,500 square feet of office space in Hilliard, Ohio for our corporate headquarters.

Our network of 57 manufacturing plants consist of 45 that are owned and 12 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15-20 acres of land for storage of pipe and related products. Our network of 32 distribution centers consisted of 1 owned and 31 leased. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.

Our manufacturing plants and distribution centers, including those operated through our joint ventures, are shown in the map below. (1)

(1)	Additionally, we have a distribution center in Rotterdam, The Netherlands.

In-House Fleet

As of March 31, 2018, our in-house fleet consist of approximately 700 tractors and approximately 1,200 trailers that are specially designed to haul our lightweight pipe and fittings products.

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

Advanced Drainage Systems, Inc.

An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, Plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. The plaintiff did not seek Supreme Court review and therefore the matter is closed.

On August 12, 2015, the SEC’s Division of Enforcement (the “Enforcement Division”) informed the Company that it was conducting an informal inquiry with respect to the Company. As part of this inquiry, the Enforcement Division requested the voluntary production of certain documents generally related to the Company’s accounting practices. Subsequent to the initial voluntary production request, the Company received document subpoenas from the Enforcement Division pursuant to a formal order of investigation. The Company has continued to cooperate with the Enforcement Division’s investigation and recently has engaged in discussions with the staff of the Enforcement Division about a potential resolution. As part of settlement discussions the Company has submitted a formal offer of settlement to the Enforcement Division for consideration by the Commission. The terms of the settlement offer remain subject to approval by the Commission. Accordingly, there can be no assurance that the Company’s efforts to resolve the investigation will be successful or that the settlement amount will be as anticipated, and the Company cannot predict the ultimate timing or outcome of the Commission’s consideration.

In May 2017, a former employee filed a class action complaint against the Company in Superior Court for the State of California, County of Kern (the “Hayes matter”), alleging that the Company violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. In June 2017, the Company removed the case to the United States District Court for the Eastern District of California. The plaintiffs were seeking to recover, on their own behalf and on behalf of a putative class of all non-exempt ADS employees in the State of California from December 16, 2012 through present, damages resulting from missed rest breaks, missed meal periods, unpaid minimum wage, straight-time and overtime pay, improper wage statements, non-payment of wages at termination, and attorneys’ fees and costs. On January 24, 2018, the parties attended mediation and entered into a settlement agreement to resolve the class action for $1.8 million. As part of the parties’ agreement, ADS consented to have the case remanded back to Kern County Superior Court for approval of the class settlement.

Thereafter, during the fourth quarter of fiscal 2018, the parties agreed to amend their existing Hayes settlement agreement (i) to expand the settlement class to include temporary employees assigned to work at ADS locations in California and (ii) to increase the settlement amount from $1.8 million to $2.0 million. The parties stipulated to the filing of an Amended Complaint to add a California Private Attorneys General Act (“PAGA”) claim, as well as a joint employer claim on behalf of temporary employees assigned to work at ADS locations in California. Pursuant to the settlement, the Company would pay approximately $2.0 million, which includes payments to class members in resolution of all claims, attorneys’ fees, and settlement fund claims administration fees. The settlement is subject to court approval and approval by the California Labor and Workforce Development Agency; these approvals are pending.

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

Market Information for Common Stock

Our common stock began trading on the NYSE under the symbol “WMS” on July 25, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE and the dividends paid for each quarter of fiscal years 2018 and 2017:

	Stock Prices		Dividends Paid
	High	Low	Per Share
2018
First Quarter	$23.42	$18.85	$0.07
Second Quarter	$22.65	$18.40	$0.07
Third Quarter	$24.50	$17.90	$0.07
Fourth Quarter	$28.15	$21.70	$0.07
Year			$0.28
2017
First Quarter	$27.74	$20.98	$0.06
Second Quarter	$28.49	$22.64	$0.06
Third Quarter	$24.12	$18.60	$0.06
Fourth Quarter	$26.29	$20.00	$0.06
Year			$0.24

During each quarter of fiscal 2017, the Board of Directors approved a quarterly cash dividend of $0.06 per share to all common stockholders. In addition, during each quarter of fiscal 2018, the Board of Directors approved a quarterly cash dividend of $0.07 per share to all common stockholders. Any future determination relating to dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our Board of Directors may deem relevant.

During the first quarter of fiscal 2019, the Company declared a quarterly cash dividend of $0.08 per share of common stock. The dividend is payable on June 15, 2018 to stockholders of record at the close of business on June 5, 2018.

Holders of Record

As of May 21, 2018, we had 321 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Advanced Drainage Systems, Inc.

Stock Performance Graph

The following graph presents a comparison from July 25, 2014 (the date our common stock commenced trading on the NYSE) through March 31, 2018 of the cumulative return of our common stock, the Standard and Poor’s Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investment of $100 on July 25, 2014 in our common stock and in each of the two indices and the reinvestment of dividends.

Recent Sales of Unregistered Securities

Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or terminated at any time at our discretion. During fiscal 2018, we repurchased 400,000 shares of common stock at a cost of $7.9 million.

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

Advanced Drainage Systems, Inc.

Item 6.          Selected Financial and Operating Data

The following tables set forth selected historical consolidated financial data, for the periods and as of the dates indicated, that should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. The following table presents Non-GAAP measures of Adjusted EBITDA and Free Cash Flow. We explain these measures below and reconcile to their most directly comparable financial measures calculated and presented in accordance with GAAP. Our historical results are not necessarily indicative of future results.

(Amounts in thousands, except per share data)	2018	2017	2016	2015	2014
Consolidated statement of operations data:
Net sales	$1,330,354	$1,257,261	$1,290,678	$1,180,073	$1,067,780
Cost of goods sold	1,027,873	961,451	1,005,326	974,960	875,232
Gross profit	302,481	295,810	285,352	205,113	192,548
Selling expenses	92,764	91,475	88,478	80,481	74,042
General and administrative expenses	98,392	110,950	92,504	75,855	62,897
Loss (gain) on disposal of assets and costs from exit and disposal activities	15,003	8,509	812	362	(2,863)
Intangibles amortization	8,068	8,548	9,224	9,754	10,145
Income from operations	88,254	76,328	94,334	38,661	48,327
Interest expense	15,262	17,467	18,460	19,368	18,807
Derivative (gains) losses and other (income) expense, net	(3,950)	(5,970)	16,575	14,370	(1,177)
Income before income taxes	76,942	64,831	59,299	4,923	30,697
Income tax expense	11,411	24,615	23,498	6,284	19,637
Equity in net loss of unconsolidated affiliates	739	4,308	5,234	2,335	3,086
Net income (loss)	64,792	35,908	30,567	(3,696)	7,974
Less: net income attributable to noncontrolling interest	2,785	2,958	5,515	4,131	3,593
Net income (loss) attributable to ADS	62,007	32,950	25,052	(7,827)	4,381
Weighted average common shares outstanding:
Basic	55,696	54,919	53,978	51,344	47,277
Diluted	56,334	55,624	55,176	51,344	47,277
Net income (loss) per share
Basic	$1.00	$0.51	$0.40	$(0.38)	$(0.21)
Diluted	0.99	0.50	0.39	(0.38)	(0.21)
Cash dividends declared per share	0.28	0.24	0.20	0.08	1.68

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash	$17,587	$6,450	$6,555	$3,623	$3,931
Working capital (1)	237,210	184,812	187,378	228,947	226,535
Total assets	1,043,242	1,046,285	1,037,316	1,033,581	977,164
Long-term debt	270,900	310,849	312,214	385,772	436,926
Long-term capital lease obligations	59,963	58,710	56,809	45,503	34,366
Total liabilities	609,433	695,850	723,080	748,435	787,012
Total mezzanine equity (2)	109,550	112,825	111,747	108,021	643,191
Total stockholders’ equity (deficit)	324,259	237,610	202,489	177,125	(453,039)
Consolidated statement of cash flows data:
Net cash provided by operating activities	$137,120	$104,239	$135,342	$74,379	$72,410
Net cash used in investing activities	(30,445)	(61,259)	(49,018)	(76,093)	(38,712)
Net cash (used in) provided by financing activities	(94,953)	(42,825)	(82,964)	1,791	(31,109)
Other financial data:
Adjusted EBITDA (Non-GAAP)	$210,230	$193,371	$187,340	$143,877	$151,333
Capital expenditures	41,709	46,676	44,942	32,080	40,933
Free Cash Flow (Non-GAAP)	95,411	57,563	90,400	42,299	31,477

(1)	Working capital is equal to current assets less current liabilities. Working capital is an indication of liquidity and potential need for short-term funding.
(2)

Prior to our IPO, our mezzanine equity also included redeemable common stock held by certain stockholders who have certain rights associated with such shares, which rights are considered to be a redemption right, which is beyond our control and common stock subject to repurchase agreements. Our mezzanine equity consists of the redeemable convertible preferred stock held by our ESOP as well the Redeemable noncontrolling interest in subsidiaries related to the noncontrolling interest in the BaySaver joint venture. See “Note 9. Investment in Consolidated Affiliates,” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for further information regarding the accounting treatment for certain of the amounts included in mezzanine equity, “Note 8. Fair Value Measurement” regarding the accounting treatment for our mezzanine equity post-IPO.

Non-GAAP Measures

EBITDA and Adjusted EBITDA – EBITDA and Adjusted EBITDA, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate EBITDA as net income before interest, income taxes and depreciation and amortization. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

EBITDA and Adjusted EBITDA are included in this Annual Report on Form 10-K because they are a key metric used by management and our Board of Directors to assess our financial performance. EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use EBITDA and adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA and Adjusted EBITDA contain

Advanced Drainage Systems, Inc.

certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and adjusted EBITDA supplementally. Our measure of EBITDA and adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to Net income (loss), the most comparable GAAP measure, for each of the periods indicated.

(Amounts in thousands)	2018	2017	2016	2015	2014
Net income (loss)	$64,792	$35,908	$30,567	$(3,696)	$7,974
Depreciation and amortization	75,003	72,355	71,009	65,472	63,674
Interest expense	15,262	17,467	18,460	19,368	18,807
Income tax expense	11,411	24,615	23,498	6,284	19,637
EBITDA	166,468	150,345	143,534	87,428	110,092
Derivative fair value adjustments (a)	(443)	(10,921)	2,163	7,746	(53)
Foreign currency transaction (gains) losses (b)	(1,748)	(1,629)	697	5,404	845
Loss (gain) on disposal of assets or businesses	15,003	8,509	812	362	(2,863)
Unconsolidated affiliates interest, taxes, depreciation and amortization (c)	2,692	2,751	3,215	3,585	2,845
Special dividend compensation (d)	—	—	—	—	25,134
Contingent consideration remeasurement	39	(265)	371	174	738
Stock-based compensation expense (benefit) (e)	7,121	8,307	(5,868)	24,247	4,338
ESOP deferred stock-based compensation (f)	11,724	9,568	10,250	12,144	7,891
Executive retirement expense (benefit)(g)	1,473	1,092	(294)	328	737
Expense related to executive stock repurchase agreements(h)	—	—	—	1,011	69
Loss related to BaySaver step acquisition	—	—	490	—	—
Inventory step up related to PTI acquisition	—	525	—	—	—
Bargain purchase gain on PTI acquisition	—	(609)	—	—	—
Restatement-related costs (i)	4,227	24,026	27,970	—	—
Legal Settlement (j)	2,000	—	—	—	—
Impairment of investment in unconsolidated affiliate (k)	312	1,300	4,000	—	—
Transaction costs (l)	1,362	372	—	1,448	1,560
Adjusted EBITDA	$210,230	$193,371	$187,340	$143,877	$151,333

(a)	Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to diesel fuel, interest rate and propylene swaps.
(b)

Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal 2015 includes a $5.6 million loss on Canadian currency derivative contract related to the Ideal Pipe acquisition.

Advanced Drainage Systems, Inc.

(c)

Represents our proportional share of interest, income taxes, depreciation and amortization related to our South American joint venture and our Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Fiscal 2014 includes our proportionate share of an asset impairment of $1.0 million recorded by our South American joint venture. Our use of non-GAAP measures that are subject to our unconsolidated affiliates’ adjustments is not intended to imply that we have control over the operations and resulting revenues and expenses of our unconsolidated affiliates

(d)	Represents compensation recorded as a result of the January 2014 Special Dividend on shares of redeemable convertible preferred stock held by the ESOP.
(e)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(f)	Represents the non-cash stock-based compensation expense attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(g)	Represents the non-cash compensation expense recorded related to future payments to certain executives upon retirement or other qualified termination events.
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

(j)	Represents settlement agreement to resolve the Hayes matter, as further discussed in “Note 14. Commitments and Contingencies” to the Consolidated Financial Statements.
(k)	Represents an other-than-temporary impairment of our investments in Tigre-ADS USA and the South American Joint Venture.
(l)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and as well as expenses related to both successful and unsuccessful potential asset acquisitions and dispositions.

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

(Amounts in thousands)	2018	2017	2016	2015	2014
Cash flow from operating activities	$137,120	$104,239	$135,342	$74,379	$72,410
Capital expenditures	(41,709)	(46,676)	(44,942)	(32,080)	(40,933)
Free Cash Flow	$95,411	$57,563	$90,400	$42,299	$31,477

Advanced Drainage Systems, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve our cost structure, including closing four underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the fiscal year ended March 31, 2018:

(Amounts in thousands)	2018
Accelerated depreciation	$3,759
Plant severance	2,041
Corporate severance	4,133
Product rationalization	1,351
Other restructuring activities	159
Total Restructuring Activities	$11,443

The following table summarizes the line items of the Consolidated Statements of Operations where the expenses above would have been recorded absent a restructuring program:

(Amounts in thousands)	2018
Cost of goods sold	$7,878
Selling expenses	1,620
General and administrative expenses	1,945
Total Restructuring Activities	$11,443

The restructuring costs above may not indicative of expected costs or cost savings in future periods.

As of March 31, 2018, we have $3.4 million and $0.5 million of restructuring liabilities related to the restructuring activities recorded in Other accrued liabilities and Other liabilities, respectively, in the Consolidated Balance Sheet.

Federal Income Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U. S. corporate income tax rate from 35% to 21%, full expensing on qualified property, eliminates the domestic manufacturing deduction and implements a territorial tax system. The 21% U.S. corporate income tax rate is effective January 1, 2018. Based on the Company’s fiscal year end of March 31, the U.S. statutory federal rate is 31.5% for the fiscal year ended March 31, 2018. We currently estimate the provisional future effective tax rate will be in the range of 30% to 32% which is a decrease of 8% to 10% from our previous historical expectation.

The Company has recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be finalized when the fiscal 2018 U.S. corporate income tax return is filed.

The Company recognized an initial provisional amount for revaluing its deferred tax attributes resulting in a $14.7 million tax benefit for the quarter ended December 31, 2017. On the basis of revised computations during the fourth quarter, we recognized an additional deferred tax benefit of $1.3 million for the quarter ended March 31, 2018. A total deferred tax benefit of $16.0 million was recorded for the fiscal year ended March 31, 2018.

The Company had an estimated $33.2 million of undistributed earnings on its foreign subsidiaries subject to the deemed mandatory repatriation. The Company recognized an initial provisional $4.4 million of income tax expense for the quarter ended December 31, 2017. After the utilization of existing foreign tax credits, the Company

Advanced Drainage Systems, Inc.

expected to pay additional U.S. federal taxes of approximately $0.9 million on the deemed mandatory repatriation as of the quarter ended December 31, 2017. On the basis of revised undistributed earnings computations that were calculated during the fourth quarter, we recognized an additional measurement-period adjustment of $0.8 million to income tax expense for the quarter ended March 31, 2018. A total transition tax expense of $5.2 million has been recorded for the fiscal year ended March 31, 2018. After the utilization of existing foreign tax credits, the Company expects to pay additional U.S. federal taxes of approximately $1.0 million as of the fiscal year ended March 31, 2018.

Key Factors Affecting Our Results of Operations

Product Demand - There are numerous factors that influence demand for our products. Our businesses are cyclical in nature and sensitive to general economic conditions, primarily in the United States, Canada, Mexico and South America. The non-residential, residential, agricultural and infrastructure markets we serve are affected by the availability of credit, lending practices, interest rates and unemployment rates. Demand for new homes, farm income, commercial development and highway infrastructure spending have a direct impact on our financial condition and results of operations. Accordingly, the following factors may have a direct impact on our business in the markets in which our products are sold:

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

Advanced Drainage Systems, Inc.

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

Raw Material Costs - Our raw material cost and product selling prices fluctuate with changes in the price of resins utilized in production. We actively manage our resin purchases and pass fluctuations in the cost of resin through to our customers, where possible, in order to maintain our profitability. Fluctuations in the price of crude oil and natural gas prices may impact the cost of resin. In addition, changes in and disruptions to existing ethylene or polyethylene capacities could also significantly increase resin prices (such as the aftermath of Hurricanes Katrina in 2005, Rita in late 2005 and Harvey in 2017), often within a short period of time, even if crude oil and natural gas prices remain low. Our ability to pass through raw material price increases to our customers may, in some cases, lag the increase in our costs of goods sold. Sharp rises in raw material prices over a short period of time have historically occurred with a significant supply disruption (hurricanes or fires at petrochemical facilities), which may increase prices to levels that cannot be fully passed through to customers due to pricing of competing products made from different raw materials or the anticipated length of time the raw material pricing will stay elevated. For more information regarding risks relating to our raw material costs, see “Item 1A. Risk Factors — Risks Relating to Our Business.”

We currently purchase in excess of 850 million pounds of virgin and recycled resin annually from over 460 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.

In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:

•	increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;
•

internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs (approximately 98% of our recycled HDPE resin was internally processed (enhanced) in fiscal year 2018);

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

Advanced Drainage Systems, Inc.

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

Currency Exchange Rates - Although we sell and manufacture our products in many countries, our sales and production costs are primarily denominated in U.S. dollars. We have wholly-owned facilities in Canada, the Netherlands and joint venture facilities in Mexico, Chile, Brazil, Argentina, Colombia and Peru. The functional currencies in the areas in which we have wholly-owned facilities and joint venture facilities other than the U.S. dollar are the Canadian dollar, Euro, Mexican peso, Chilean peso, Brazilian real, Argentine peso and Colombian peso. From time to time, we use derivatives to reduce our exposure to currency fluctuations.

Description of our Segments

We operate a geographically diverse business, serving customers in approximately 80 countries. For fiscal 2018, approximately 88% ($1,174.4 million) of net sales were attributable to customers located in the United States and approximately 12% ($155.9 million) of net sales were attributable to customers outside of the United States.

Our operations are organized into two reportable segments based on the markets we serve: Domestic and International. We generate a greater proportion of our net sales and gross profit in our Domestic segment, which consists of all regions of the United States. We expect the percentage of total net sales and gross profit derived from our International segment to continue to increase in future periods as we continue to expand globally. See “Note 20. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Domestic - Our operating results have been, and will continue to be, impacted by macroeconomic trends in the United States. For fiscal 2018, 2017, and 2016, we generated net sales attributable to our Domestic segment of $1,174.4 million, $1,102.2 million, and $1,113.8 million, respectively. Unconsolidated sales for our domestic unconsolidated joint ventures (our Tigre-ADS USA joint venture and our BaySaver joint venture prior to July 17, 2015), were $17.6 million, $18.7 million and $20.9 million in fiscal years 2018, 2017, and 2016, respectively.

International - Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. For fiscal 2018, 2017, and 2016, we generated net sales attributable to our International segment of $155.9 million, $155.1 million, and $176.9 million, respectively. Our investment in the South American Joint Venture is accounted for under the equity method and is not consolidated for financial reporting purposes. The unconsolidated sales of the South American Joint Venture were $44.6 million, $42.2 million, and $50.3 million, in fiscal 2018, 2017, and 2016, respectively.

Advanced Drainage Systems, Inc.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA - EBITDA and Adjusted EBITDA, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate EBITDA as net income before interest, income taxes and depreciation and amortization. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses.

EBITDA and Adjusted EBITDA are included in this Annual Report on Form 10-K because they are a key metric used by management and our Board of Directors to assess our financial performance. EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use EBITDA and adjusted EBITDA to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA and Adjusted EBITDA contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and adjusted EBITDA supplementally. Our measure of EBITDA and adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

For a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most comparable GAAP measure, see “Item 6. Selected Financial and Operating Data.”

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

For a reconciliation of Free Cash Flow to Cash flow from operating activities, the most comparable GAAP measure, see “Item 6. Selected Financial and Operating Data.”

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

(Amounts in thousands)	2018		2017		2016
Net sales by segment
Domestic:
Pipe	$835,421	62.8%	$786,546	62.6%	$812,071	62.9%
Allied Products	339,011	25.5%	315,690	25.1%	301,725	23.4%
Total domestic	1,174,432	88.3%	1,102,236	87.7%	1,113,796	86.3%
International
Pipe	118,644	8.9%	122,384	9.7%	139,731	10.8%
Allied Products	37,278	2.8%	32,641	2.6%	37,151	2.9%
Total international	155,922	11.7%	155,025	12.3%	176,882	13.7%
Total net sales	$1,330,354	100.0%	$1,257,261	100.0%	$1,290,678	100.0%
Net income by segment
Domestic	$57,279	88.4%	$35,118	97.8%	$24,875	81.4%
International	7,513	11.6%	790	2.2%	5,692	18.6%
Total net income	$64,792	100.0%	$35,908	100.0%	$30,567	100.0%
Segment Adjusted EBITDA
Domestic	$191,629	91.2%	$175,676	90.8%	$162,875	86.9%
International	18,601	8.8%	17,695	9.2%	24,465	13.1%
Total Adjusted EBITDA	$210,230	100.0%	$193,371	100.0%	$187,340	100.0%

Fiscal Year Ended March 31, 2018 Compared with Fiscal Year Ended March 31, 2017

The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2018 and 2017. We believe this presentation is useful to investors in comparing historical results.

	2018	2017
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	77.3	76.5
Gross profit	22.7	23.5
Selling expenses	7.0	7.3
General and administrative expenses	7.4	8.8
Loss on disposal of assets and costs from exit and disposal activities	1.1	0.7
Intangible amortization	0.6	0.7
Income from operations	6.6	6.1
Interest expense	1.1	1.4
Derivative gains and other income, net	(0.3)	(0.5)
Income before income taxes	5.8	5.2
Income tax expense	0.9	2.0
Equity in net loss of unconsolidated affiliates	0.1	0.3
Net income	4.9	2.9
Less: net income attributable to the non- controlling interest	0.2	0.2
Net income attributable to ADS	4.7%	2.6%

Advanced Drainage Systems, Inc.

Net sales - Net sales totaled $1,330.4 million in fiscal 2018, increasing $73.1 million or 5.8%, as compared to $1,257.3 million in fiscal 2017.

	Fiscal Year Ended March 31,
	2018	2017	$ Variance	% Variance
	(in thousands)
Domestic
Pipe	$835,421	$786,546	$48,875	6.2%
Allied Products	339,011	315,690	23,321	7.4
Total domestic	1,174,432	1,102,236	72,196	6.5%
International
Pipe	118,644	122,384	(3,740)	(3.1)%
Allied Products	37,278	32,641	4,637	14.2
Total international	155,922	155,025	897	0.6
Total net sales	$1,330,354	$1,257,261	$73,093	5.8%

Our Domestic sales increased $72.2 million, or 6.5%, as compared to fiscal 2017. Our domestic pipe sales increased by $48.9 million, or 6.2%, which was primarily the result of pipe volume increase of $27.0 million and price increases and changes in product mix of $21.4 million. Allied Product sales increased $23.3 million, or 7.4%.

International sales remained relatively flat with an increase of $0.9 million, or 0.6%, to $155.9 million in fiscal year 2018, as compared to $155.0 million in the prior year. The increase was primarily attributable to an increase in Allied Product sales of $4.6 million, or 14.2%. This increase was offset by a decrease in international pipe sales of $3.7 million.

Cost of goods sold and Gross profit - Cost of goods sold increased $66.4 million, or 6.9%, to $1,027.9 million during year 2018 as compared to $961.5 million during fiscal 2017.

Gross profit increased $6.7 million, or 2.3%, to $302.5 million from $295.8 million during fiscal 2017. Gross profit as a percentage of net sales decreased to 22.7% in fiscal 2018 from 23.5% in fiscal 2017.

	Fiscal Year Ended March 31,
	2018	2017	$ Variance	% Variance
	(in thousands)
Gross Profit
Domestic	$277,429	$267,976	$9,453	3.5%
International	25,052	27,834	(2,782)	(10.0)
Total gross profit	$302,481	$295,810	$6,671	2.3%

Domestic gross profit increased $9.4 million, or 3.5%, to $277.4 million for fiscal 2018 as compared to $268.0 million during fiscal 2017. The increase was primarily due to the gross profit impact of the net sales increase discussed above offset by a $13.2 million increase in material costs and a $6.5 million increase in distribution expenses.

International gross profit decreased $2.8 million, or 10.0%, for fiscal 2018 over fiscal 2017 primarily due to a $3.6 million increase in labor and overhead costs partially offset by the gross profit impact of the 0.6% increase in net sales discussed above.

Selling expenses - Selling expenses for fiscal 2018 decreased as a percentage of revenue by 30 basis points over fiscal 2017. The decrease is primarily due to a benefit in bad debt expense in fiscal 2018 resulting from the collection of approximately $0.6 million from a Canadian customer that had previously been reserved offset by an increase of $1.3 million in compensation expense.

General and administrative expenses - General and administrative expenses for fiscal 2018 decreased as a percentage of revenue by 140 basis points over fiscal 2017. The decrease was primarily due to a decrease in

Advanced Drainage Systems, Inc.

professional and legal fees of $13.5 million resulting from decreased restatement costs. The decrease was also due to a decrease in stock-based compensation expense of $1.3 million. This decrease was partially offset by a legal settlement of $2.0 million. On April 1, 2017, all stock options were amended and became equity classified. In the fiscal year ended March 31, 2017, all stock options were liability-classified resulting in adjustments to fair value each period.

Loss on disposal of assets and costs from exit and disposal activities – In the fiscal year ended March 31, 2018, we recorded $11.4 million of expense related to restructuring activities, including closing four underutilized manufacturing facilities. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $3.6 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of revenue in fiscal 2018 compared to fiscal 2017.

Interest expense - Interest expense from our debt and capital lease obligations decreased $2.2 million or 12.6% in fiscal 2018 as compared to fiscal 2017. Interest expense decreased primarily due to our average overall outstanding debt decreasing by $25.0 million or 7.1% for fiscal 2018 compared to the average balance outstanding for fiscal 2017.

Derivative gains and other income, net – Derivative gains and other income, net, decreased to gains of $4.0 million in fiscal 2018 compared to gains of $6.0 million in fiscal 2017. The decrease in gain on derivative contracts is primarily due to a significant amount of the Company’s propylene swaps maturing in fiscal 2017. The decrease in gain on derivative contracts was partially offset by changes in foreign currency exchange rates.

Income tax expense – For the fiscal years ended March 31, 2018 and 2017, we had effective tax rates of 14.8% and 38.0%, respectively. The decrease in the effective tax rate was primarily due to impact of the Tax Act and return to provision adjustments. See “Note 17. Income Taxes” for additional information.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates decreased $3.6 million over fiscal 2018 to a net loss of $0.7 million for fiscal 2018 compared to a net loss of $4.3 million during fiscal 2017. The net loss decreased primarily as a result of the $1.9 million gain recognized as a result of the contribution of outstanding receivables we made to the South American Joint Venture. See “Note 10. Investment in Unconsolidated Affiliates” for additional information. The decrease was also due to the $1.3 million impairment charge related to our investment in the South American Joint Venture in fiscal 2017, which was partially offset by the $0.3 million impairment charge related to our investment in the Tigre-ADS USA in fiscal 2018.

Net income attributable to noncontrolling interest - Income attributable to noncontrolling interest remained relatively flat as a percentage of revenue in fiscal 2018 compared to fiscal 2017.

Advanced Drainage Systems, Inc.

Fiscal Year Ended March 31, 2017 Compared with Fiscal Year Ended March 31, 2016

The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2017 and 2016. We believe this presentation is useful to investors in comparing historical results.

	2017	2016
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.5	77.9
Gross profit	23.5	22.1
Selling expenses	7.3	6.9
General and administrative expenses	8.8	7.2
Loss on disposal of assets and costs from exit and disposal activities	0.7	0.1
Intangible amortization	0.7	0.7
Income from operations	6.1	7.3
Interest expense	1.4	1.4
Derivative (gains) losses and other (income) expense, net	(0.5)	1.3
Income before income taxes	5.2	4.6
Income tax expense	2.0	1.8
Equity in net loss of unconsolidated affiliates	0.3	0.4
Net income	2.9	2.4
Less: net income attributable to the non- controlling interest	0.2	0.4
Net income attributable to ADS	2.6%	1.9%

Net sales - Net sales totaled $1,257.3 million in fiscal 2017, decreasing $33.4 million or 2.6%, as compared to $1,290.7 million in fiscal 2016.

	Fiscal Year Ended March 31,
	2017	2016	$ Variance	% Variance
	(in thousands)
Domestic
Pipe	$786,546	$812,071	$(25,525)	(3.1)%
Allied Products	315,690	301,725	13,965	4.6
Total domestic	1,102,236	1,113,796	(11,560)	(1.0)%
International
Pipe	122,384	139,731	(17,347)	(12.4)%
Allied Products	32,641	37,151	(4,510)	(12.1)
Total international	155,025	176,882	(21,857)	(12.4)
Total net sales	$1,257,261	$1,290,678	$(33,417)	(2.6)%

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

	Fiscal Year Ended March 31,
	2017	2016	$ Variance
(Amounts in millions)
Net unrealized (gain) loss
Propylene raw material	$(8.0)	$2.9	$(10.9)
Fuel Hedging	(2.6)	(0.2)	(2.4)
Realized (gain) loss
Propylene raw material	6.7	11.7	(5.0)
Fuel Hedging	1.9	3.1	(1.2)

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

As of March 31, 2018, we had $14.7 million in cash that was held by our foreign subsidiaries.  Prior to the Tax Act, our intent was to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. As a result of the Tax Act, we continue to evaluate our strategy with our foreign cash but we still intend to indefinitely reinvest our earnings in foreign subsidiaries.

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or

Advanced Drainage Systems, Inc.

terminated at any time at our discretion. During fiscal 2018, we repurchased 400,000 shares of common stock at a cost of $7.9 million.

Working Capital and Cash Flows

During fiscal 2018, our net increase in cash amounted to $11.1 million compared to a net decrease of $0.1 million during fiscal 2017. Our source of funds in fiscal 2018 was primarily driven by an increase in cash provided by operating activities. Our use of cash in fiscal year 2018 was primarily driven by decreased accounts payable, accrued expenses, other liabilities, increased receivables and our long-term debt restructuring. Our source of funds in fiscal 2017 was primarily driven by a decrease in cash used in financing activities offset by increased cash used in investing activities and a decrease in cash used by operations. Our use of cash in fiscal year 2017 was primarily driven by increased inventories, capital expenditures, payment of capital lease obligations, and the payment of dividends. Our source of funds in fiscal 2016 was primarily driven by higher operating earnings and the impact of increased current liabilities, lower inventories and non-cash charges (depreciation, amortization and stock-based compensation expense). Our use of cash in fiscal 2016 was primarily driven by capital expenditures, a reduction of our debt, payment of capital lease obligations, and the payment of dividends.

As of March 31, 2018, we had $433.1 million in liquidity, including $17.6 million of cash, $365.5 million in borrowings available under our Revolving Credit Facility and $50.0 million under the senior notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of March 31, 2018, we had consolidated indebtedness (excluding capital lease obligations) of approximately $300.8 million, down $49.6 million compared to March 31, 2017.

The following table sets forth the major sources and uses of cash for each of the periods presented:

(Amounts in thousands)	2018	2017	2016
Statement of Cash Flows data:
Net cash provided by operating activities	$137,120	$104,239	$135,342
Net cash used in investing activities	(30,445)	(61,259)	(49,018)
Net cash used in by financing activities	(94,953)	(42,825)	(82,964)
Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital increased to $237.2 million as of March 31, 2018, from $184.8 million as of March 31, 2017, primarily due to a decrease in accounts payable of $16.4 million, the reclassification of $11.9 million due to the modification of the liability-classified stock-based awards, as discussed in “Note 16. Stock-Based Compensation”, an increase in cash of $11.1 million and a decrease of $10.9 million of the current debt obligations maturities related to the refinancing of the Secured Bank Loans and Senior Notes Payable, as discussed in “Note 12. Debt.”

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

Operating Cash Flows - During the fiscal 2018, cash provided by operating activities was $137.1 million as compared with cash provided by operating activities of $104.2 million for fiscal 2017. Cash flow from operating activities during fiscal 2018 was primarily impacted by increased income from continuing operations including decreased restatement related costs.

Advanced Drainage Systems, Inc.

During the fiscal 2017, cash provided by operating activities was $104.2 million as compared with cash provided by operating activities of $135.3 million for fiscal 2016. Cash flow from operating activities during fiscal 2017 was primarily impacted by a $27.9 million increase in inventory and other changes in working capital.

Investing Cash Flows - During fiscal 2018, cash used for investing activities was $30.4 million, primarily due to $41.7 million for capital expenditures and additions to capitalized software, and $2.0 million for the acquisition of Duraslot, Inc. The Company received $13.6 million of proceeds from the sale of corporate-owned life insurance.

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

Financing Cash Flows - During fiscal 2018, cash used in financing activities was $95.0 million, primarily for net debt payments of $46.8 million related to the refinancing of the Secured Bank Loans and Senior Notes Payable, as discussed in “Note 12. Debt,” payments on our capital lease obligations of $24.2 million, dividend payments of $18.5 million and repurchases of common stock of $7.9 million.

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

Capital Expenditures

Capital expenditures totaled $41.7 million for fiscal 2018. Our capital expenditures were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology. For fiscal year ended March 31, 2018, our most significant capital expenditures were $8.4 million for increased capacity related to the opening of the manufacturing facility in Harrisonville, MO and $3.7 million related to the implementation of three software solutions to support sales growth and operating effectiveness initiatives.

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

We currently anticipate that we will make capital expenditures of approximately $60-70 million in fiscal 2019. Such capital expenditures are expected to be financed using funds generated by operations.

Employee Stock Ownership Plan (“ESOP”)

The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993 to enable eligible employees to acquire stock ownership in ADS in the form of redeemable convertible preferred shares. The Plan was funded by an existing tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Within 30 days following the repayment of the ESOP loan, which will occur no later than March 2023, the shares of redeemable convertible preferred stock owned by the ESOP will be converted into shares of the Company’s common stock.

Advanced Drainage Systems, Inc.

The Company is obligated to make contributions to the Plan, which, when aggregated with the Plan’s dividends, equal the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its term loan to ADS. Compensation expense is recognized based upon the average annual fair value of the shares during the period which ADS receives payments on the term loan, and the number of ESOP shares allocated to participant accounts.

As disclosed in “Note 15. Employee Benefit Plans”, redeemable convertible preferred stock can convert to common stock upon retirement, disability, death, or vested terminations over the life of the Plan. As stated above, within 30 days following the repayment of the ESOP loan, all redeemable convertible preferred stock will be converted to common stock, which will be no later than March 2023.

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 33% greater after conversion.

Impact on Net Income – Following the repayment of the ESOP loan discussed above, the Company will no longer be required to apply the two-class method to determine Net income per share. In addition, the Company would not be required to recognize the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred shares allocated.

The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

(Amounts in thousands)	2018	2017	2016
Net income attributable to ADS	$62,007	$32,950	$25,052
ESOP deferred stock-based compensation	11,724	9,568	10,250

Impact on Common Stock Outstanding – The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

(Shares in millions)	2018	2017	2016
Weighted average common shares outstanding	55.7	54.9	54.0
Conversion of redeemable convertible shares	18.3	18.9	19.4

Debt and Capitalized Lease Obligations

See “Note 5. Leases” and “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Loans, the Senior Notes and the Company’s capital lease obligations.

Financing Transactions

Secured Bank Loans - On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our Fiscal 2017 Form 10-K. On June 22, 2017, we entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the agreement dated as of June 12, 2013, to provide us a $550 million Revolving Credit Facility, which is more fully described in “Note 12. Debt” to the Consolidated Financial Statements.

As of March 31, 2018, the outstanding principal drawn on the Revolving Credit Facility was $171.5 million, with $365.5 million available to be drawn on the U.S. facility, net of $13.0 million of outstanding letters of credit.

Advanced Drainage Systems, Inc.

ADS Mexicana Revolving Credit Facility - On September 24, 2010, ADS Mexicana entered into a credit agreement with PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for revolving loans and letters of credit of up to a maximum aggregate principal amount of $12.0 million. As of March 31, 2018, ADS Mexicana had no outstanding principal drawn on the Revolving Credit Facility with $12.0 million available to be drawn.

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. On June 22, 2017, we entered into the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in “Note 12. Debt” to the Consolidated Financial Statements. We have $50 million available for issuance of senior notes under the private shelf agreement. At March 31, 2018, the outstanding principal balance on these notes was $125 million.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants of the amended ADS Revolving Credit Facility and Senior Notes include a Leverage Ratio and an Interest Coverage Ratio maintenance covenant. The Credit Agreement Leverage Ratio generally requires that at the end of any fiscal quarter, for the four fiscal quarters then ended, we will not permit the ratio of its total consolidated indebtedness to our Consolidated EBITDA (as defined in the Credit Agreement) to be greater than 4.00 to 1.00 (or 4.25 to 1.00 as of the date of any acquisitions permitted under the Credit Agreement for which the aggregate consideration is $100.0 million or greater). The Credit Agreement Interest Coverage Ratio generally requires that at the end of any fiscal quarter, for the four fiscal quarters then ended, we will not permit the ratio of Consolidated EBITDA to our consolidated interest expense payable during such period to be less than 3.00 to 1.00.

The primary debt covenant of the ADS Mexicana Revolving Credit Facility is a Leverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times.

For further information, see “Note 12. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2018.

Contractual Obligations as of March 31, 2018

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$300,776	$26,848	$26,896	$172,032	$75,000
Interest payments (2)	46,844	11,015	19,023	13,497	3,309
Operating leases	11,656	3,297	4,016	1,695	2,648
Capital leases	89,977	24,809	37,383	20,086	7,699
Contractual purchase obligations (3)	13,320	13,320	—	—	—
Total	$462,573	$79,289	$87,318	$207,310	$88,656

(1)	The Secured Bank Loans mature in June 2022.
(2)	Based on applicable rates and pricing margins as of March 31, 2018.
(3)	Purchase obligations include commitments with vendors to purchase raw material.

Advanced Drainage Systems, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2018. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22 million. As of March 31, 2018, our South American Joint Venture had approximately $14.5 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $7.3 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Consolidation and Investments- Our consolidated financial statements include our wholly-owned subsidiaries, our majority owned subsidiaries, and variable interest entities (“VIEs”) of which we are the primary beneficiary. We use the equity method of accounting for equity investments where we exercise significant influence but do not hold a controlling financial interest, such as our South American joint venture.

Significant judgment may be necessary to determine if we are the primary beneficiary of a VIE. The non-controlling interests in our subsidiaries that are consolidated but not wholly owned by us are included in the accompanying financial statements.

We currently consolidate ADS Mexicana as the primary beneficiary. We do not consolidate our South American joint venture. Changes in the primary beneficiary would change our consolidation conclusion.

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

Inventories- Inventories are stated at the lower of cost or net realizable value. Cost is determined using the FIFO method, which is based on analyses that are highly complex due to the significant number of materials purchased by the company. The complexity of the FIFO analysis is further increased in periods of volatile raw material pricing.

Net realizable value is based on assumptions related to deterioration, obsolescence and other judgmental factors. The valuation of inventory also involves estimates and assumptions relate to which overhead costs qualify for capitalization and in what amounts.

Our lower of cost or net realizable value estimate is currently not material.

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

We performed our annual impairment test for goodwill as of March 31, 2018. We determined for our Domestic reporting unit that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. We determined for the remaining goodwill that the fair value exceeded the carrying value for each of our reporting units. Accordingly, we did not incur any impairment charges for goodwill in fiscal 2018, 2017 or 2016. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Definite-lived intangible assets-Definite-lived intangible assets are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. Asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset.

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

We did not record any impairment charges for intangible assets in fiscal 2018, 2017, or 2016. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

We recorded an impairment charge of $0.3 million in fiscal 2018 on our Tigre-ADS USA investment, which was disposed of in April 2018.

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

	Shares of convertible preferred stock are valued based on an annual valuation for the ESOP by an independent third-party appraisal firm.	As the value of the shares increase, it could result in a significant increase in ESOP compensation in the fourth quarter.

Stock-Based Compensation Plan-Equity-classified awards are measured based on the grant-date estimated fair value of each award, net of estimated forfeitures, at each relevant reporting date for accounting purposes. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

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

We developed our assumptions as follows:

•Volatility.

•Expected term.

•Risk-free interest rate.

•Dividend yield.

All current stock based awards qualify for equity classification. If the Company were to offer awards that require liability classification, there could be significant fluctuations in expenses due to stock price fluctuations.

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

If the redemption feature became applicable, there would be adjustments to the fair value of redeemable convertible preferred stock. The current carrying value of redeemable convertible preferred stock are $12.50 per share in equity. Currently, the fair value of redeemable convertible preferred stock is valued at $20.00.

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

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled.

Initial recognition, derecognition and measurement is based on management’s judgment given the facts, circumstances and information available at the reporting date.

As of March 31, 2018, we had valuation allowances of less than $0.1 million and unrecognized tax benefits of $7.6 million. Although we believe our estimates are reasonable, if these judgments are not accurate then future income tax expense or benefit could be different.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility, the Term Note, and our industrial development revenue bond, or IDRB, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. The IDRB notes bear interest at weekly commercial paper rates, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $0.7 million based on our borrowings as of March 31, 2018. Assuming the Revolving Credit Facility is fully drawn and considering our interest rate swap, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.5 million, as of March 31, 2018.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies. One customer has an accounts receivable balance equal to approximately 18% of our Receivables balance as of March 31, 2018.

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

We have a resin price risk management program with physical fixed price contracts which are designed to apply to a significant portion of our annual virgin resin purchases. We also maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. These supply agreements generally do not contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their selling prices or other relevant terms on a monthly basis, exposing us to pricing risk. To manage this risk for our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, the month to month change in market based pricing has been very similar between propylene and polypropylene.

Advanced Drainage Systems, Inc.

Our use of forward fixed price contracts, financial hedges and the incorporation of vertical integration for recycled material have increased our focus on efficiency and resulted in lower overall supply costs.

We began a diesel hedging program in 2008 which was executed through several financial swaps and collar structures covering future months demand for diesel fuel and are designed to decrease our exposure to changing fuel costs. These hedges covered a portion of the diesel fuel consumed by the truck fleet that we operate to deliver products to our customers.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Advanced Drainage Systems, Inc.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2018.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2018 and this report is included herein.

Remediation of Previously Identified Material Weakness

As of March 31, 2018, we have completed our actions to remediate the material weaknesses previously identified in our Fiscal 2017 Form 10-K. These previously identified material weaknesses in internal control over financial reporting that have been remediated were in the areas of (i) control environment, (ii) accounting for leases, (iii) accounting for inventory, (iv) journal entry and account reconciliation, (v) ADS Mexicana control environment, and (vi) ADS Mexicana revenue recognition cut-off practices.

A summary of remediation actions that have been taken with respect to each of the previously identified material weaknesses are summarized below:

•

Control Environment – We hired qualified individuals to key finance and leadership positions; enhanced training and development with emphasis on ethics, compliance, anti-corruption and public company culture; completed an assessment of the finance and senior executive organization; implemented and enhanced entity level controls and enhanced reporting line procedures. We also took actions to improve the process and controls to enhance the documentation and basis for account balances, journal entries and accounting estimates.

•

Accounting for Leases – We improved the process and controls in the determination of the appropriate accounting and classification of leases. These actions included the implementation of a new software solution to improve the process of accounting for leases, improvements to the design of existing controls and implementation of additional controls.

•

Accounting for Inventory – We improved the design of existing controls, implemented additional controls and enhanced the process of accounting for inventory cost, including related to the capitalization of variances.

•

Journal Entry and Account Reconciliation – We implemented an enhanced journal entry and account reconciliation policy to support account balances, journal entries, accrual calculations and management estimates. We made improvements to the journal entry process, including assessment of user access and system approval enhancements for journal entries. In addition, we implemented a new software solution to improve the process and documentation for account reconciliations.

Advanced Drainage Systems, Inc.

•

ADS Mexicana Control Environment – We established a management oversight committee related to foreign operations, implemented and enhanced entity level controls, enhanced critical accounting policies and procedures, and completed enhanced training on ethics, compliance and anti-corruption in our Mexican operations.

•	ADS Mexicana Revenue Recognition Cut-Off Process – We established a new policy and enhanced internal controls related to the ADS Mexicana revenue recognition cut-off process.

As part of our assessment of internal controls over financial reporting, management evaluated all controls to assess whether they were designed and operating effectively as of March 31, 2018. Based on this assessment, management concluded that the above noted previously identified material weaknesses were remediated during the quarter ended March 31, 2018.

Changes in Internal Control over Financial Reporting

Except for the remediation of the previously identified material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

(a)3.Exhibits. See “Index to Exhibits.”

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

4.6

Form of 3.53% Senior Series C Secured Notes due June 28, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on June 28, 2017).

10.1

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

10.1B	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 26, 2015).

10.1C	Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K filed December 4, 2015).

10.1D	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of December 28, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K filed December 31, 2015).

10.1E	Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of February 17, 2016 (incorporated by reference to Exhibit 10.2 of Form 8-K filed February 17, 2016).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.1F	Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of March 15, 2017 (incorporated by reference to Exhibit 10.2F of Form 10-K filed May 10, 2017).

10.2

Second Amended and Restated Credit Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent for the lenders party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 28, 2017).

10.3

Second Amended and Restated Private Shelf Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., as seller, the guarantors from time to time party thereto, PGIM, Inc., as a purchaser, and the other purchasers from time to time party thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 28, 2017).

10.4

Second Amended and Restated Security Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, and PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.3 of Form 8-K filed June 28, 2017).

10.5

Second Amended and Restated Pledge Agreement, dated as of June 22, 2017, by Advanced Drainage Systems, Inc. and certain other parties thereto, as pledgors, in favor of PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.4 of Form 8-K filed June 28, 2017).

10.6

Second Amended and Restated Intercompany Subordination Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., the guarantors from time to time party thereto, and PNC Bank, National Association, as administrative agent for certain lenders (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 28, 2017).

10.7

Amended and Restated Intercompany Subordination Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., the guarantors from time to time party thereto, and PGIM, Inc. (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 28, 2017).

10.8

Second Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of June 22, 2017, by and among PNC Bank, National Association, as collateral agent for certain secured parties, PNC Bank, National Association, as administrative agent for certain lenders, and certain noteholders (incorporated by reference to Exhibit 10.7 of Form 8-K filed June 28, 2017).

10.9†

Advanced Drainage Systems, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.10†

Advanced Drainage Systems, Inc. Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.10A†

First Amendment to Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.11†

Advanced Drainage Systems, Inc. 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.11A†	First Amendment to the 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 10, 2017).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.12†

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

10.12B†	Form of Amendment to Pre-2017 Stock Option Agreements(incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.13†

Executive Employment Agreement, dated as of September 1, 2017, by and between Advanced Drainage Systems, Inc. and D. Scott Barbour (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 17, 2017).

10.14†

Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.14A†

First Amendment to Amended and Restated Executive Employment Agreement, by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 10, 2017).

10.14B†

Second Amendment to Amended and Restated Executive Employment Agreement, by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 17, 2017).

10.15†

Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Thomas M. Fussner (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.15A

First Amendment to Amended and Restated Executive Employment Agreement by and between the Company and Thomas M. Fussner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on March 21, 2018).

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

10.18†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.19†

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

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.20†

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

10.21A†

Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.20A to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.22†

Form of Director Stock Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.23

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

10.24

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

10.24A

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

10.25

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

10.25A

Amendment No. 1 to BaySaver Technologies, LLC Limited Liability Company Agreement dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 20, 2015).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.25B

Sale and Assignment of Ownership Interest dated as of July 17, 2015 by and among ADS Ventures, Inc., BaySaver Technologies, Inc. and Mid-Atlantic Storm Water Research Center, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 20, 2015).

10.26

USA Shareholders Agreement, dated as of April 7, 2014, by and among Tigre-ADS USA Inc., ADS Ventures, Inc. and Tigre S.A. — Tubos e Conexoes (incorporated by reference to Exhibit 10.25 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.27†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.28†	Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 10, 2017).

10.29†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 10, 2017).

10.30	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.31	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.32

Form of Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.33

Form of Notice of Grant of Stock Options and Stock Option Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.34

Form of Director Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-36557, filed on November 6, 2017).

10.35	Confidentiality Agreement by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017).

10.36	Consulting Agreement by and between the Company and Thomas M. Fussner (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on March 21, 2018).

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney. #

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

Advanced Drainage Systems, Inc.

Exhibit Number	Description

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

†	Management contract or compensatory plan.
#	Filed herewith.

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2018

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)
By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 30, 2018.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ C. Robert Kidder**	Chairman of the Board of Directors and Director
C. Robert Kidder

	/s/ Robert M. Eversole**	Director
Robert M. Eversole

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Richard A. Rosenthal**	Director
Richard A. Rosenthal

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Abigail S. Wexner**	Director
Abigail S. Wexner

** The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott A. Cottrill
Scott A. Cottrill, Attorney-in-fact

Advanced Drainage Systems, Inc.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and mezzanine equity, and cash flows, for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Deloitte & Touche LLP

Columbus, Ohio

May 30, 2018

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Advanced Drainage Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2018, of the Company and our report dated May 30, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Columbus, Ohio

May 30, 2018

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2018	2017
ASSETS
Current assets:
Cash	$17,587	$6,450
Receivables (less allowance for doubtful accounts of $6,826 and $10,431, respectively)	171,961	168,943
Inventories	263,792	258,430
Other current assets	5,113	6,743
Total current assets	458,453	440,566
Property, plant and equipment, net	399,381	406,858
Other assets:
Goodwill	103,017	100,566
Intangible assets, net	44,437	51,758
Other assets	37,954	46,537
Total assets	$1,043,242	$1,046,285
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$26,848	$37,789
Current maturities of capital lease obligations	22,007	21,450
Accounts payable	105,521	121,922
Other accrued liabilities	60,560	66,386
Accrued income taxes	6,307	8,207
Total current liabilities	221,243	255,754
Long-term debt obligation (less unamortized debt issuance costs of $3,028 and $1,723, respectively)	270,900	310,849
Long-term capital lease obligations	59,963	58,710
Deferred tax liabilities	32,304	44,007
Other liabilities	25,023	26,530
Total liabilities	609,433	695,850
Commitments and contingencies (see Note 14)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 23,300 and 24,225 shares outstanding, respectively	291,247	302,814
Deferred compensation — unearned ESOP shares	(190,168)	(198,216)
Redeemable noncontrolling interest in subsidiaries	8,471	8,227
Total mezzanine equity	109,550	112,825
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 56,889 shares issued; 56,476 and 55,338 shares outstanding, respectively	11,426	12,393
Paid-in capital	364,908	755,787
Common stock in treasury, at cost	(8,277)	(436,984)
Accumulated other comprehensive loss	(21,247)	(24,815)
Retained deficit	(39,214)	(83,678)
Total ADS stockholders’ equity	307,596	222,703
Noncontrolling interest in subsidiaries	16,663	14,907
Total stockholders’ equity	324,259	237,610
Total liabilities, mezzanine equity and stockholders’ equity	$1,043,242	$1,046,285

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2018	2017	2016
Net sales	$1,330,354	$1,257,261	$1,290,678
Cost of goods sold	1,027,873	961,451	1,005,326
Gross profit	302,481	295,810	285,352
Operating expenses:
Selling	92,764	91,475	88,478
General and administrative	98,392	110,950	92,504
Loss on disposal of assets and costs from exit and disposal activities	15,003	8,509	812
Intangible amortization	8,068	8,548	9,224
Income from operations	88,254	76,328	94,334
Other expense:
Interest expense	15,262	17,467	18,460
Derivative (gains) losses and other (income) expense, net	(3,950)	(5,970)	16,575
Income before income taxes	76,942	64,831	59,299
Income tax expense	11,411	24,615	23,498
Equity in net loss of unconsolidated affiliates	739	4,308	5,234
Net income	64,792	35,908	30,567
Less: net income attributable to noncontrolling interest	2,785	2,958	5,515
Net income attributable to ADS	62,007	32,950	25,052
Weighted average common shares outstanding:
Basic	55,696	54,919	53,978
Diluted	56,334	55,624	55,176
Net income per share available to common stockholders:
Basic	$1.00	$0.51	$0.40
Diluted	$0.99	$0.50	$0.39
Cash dividends declared per share	$0.28	$0.24	$0.20

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2018	2017	2016
Net income	$64,792	$35,908	$30,567
Other comprehensive income (loss):
Currency translation	3,886	(5,037)	(8,594)
Comprehensive income	68,678	30,871	21,973
Less: other comprehensive (gain) loss attributable to noncontrolling interest, net of tax	318	(1,483)	(2,854)
Less: net income attributable to noncontrolling interest	2,785	2,958	5,515
Total comprehensive income attributable to ADS	$65,575	$29,396	$19,312

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$64,792	$35,908	$30,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,003	72,355	71,009
Deferred income taxes	(11,239)	(8,971)	10,686
Loss on disposal of assets and costs from exit and disposal activities	12,655	7,316	812
ESOP, stock repurchase agreement and stock-based compensation	18,845	17,875	4,382
Amortization of deferred financing charges	934	1,408	1,412
Fair market value adjustments to derivatives	(3,244)	(10,921)	2,163
Loss on purchase of non-controlling interest	—	—	490
Equity in net loss of unconsolidated affiliates	739	4,308	5,234
Gain on bargain purchase of PTI acquisition	—	(609)	—
Other operating activities	1,010	(5,871)	7,243
Changes in working capital:
Receivables	(4,327)	15,055	(37,788)
Inventories	(4,841)	(27,917)	28,330
Prepaid expenses and other current assets	1,648	(2,548)	646
Accounts payable, accrued expenses and other liabilities	(14,855)	6,851	10,156
Net cash provided by operating activities	137,120	104,239	135,342
Cash Flows from Investing Activities
Capital expenditures	(41,709)	(46,676)	(44,942)
Cash paid for acquisitions, net of cash acquired	(1,990)	(8,573)	(3,188)
Purchase of property, plant and equipment through financing	—	(4,620)	—
Proceeds from note receivable to related party	—	—	3,854
Issuance of note receivable to related party	—	—	(3,854)
Proceeds from sale of corporate-owned life insurance	13,644	—	—
Other investing activities	(390)	(1,390)	(888)
Net cash used in investing activities	(30,445)	(61,259)	(49,018)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	487,850	412,400	409,100
Payments on Revolving Credit Facility	(512,150)	(382,600)	(448,200)
Payments on Term Loan	(72,500)	(10,000)	(8,750)
Proceeds from Senior Notes	75,000	—	—
Payments on Senior Notes	(25,000)	(25,000)	—
Proceeds from notes, mortgages, and other debt	—	1,000	6,378
Payments of notes, mortgages, and other debt	(1,905)	(870)	(7,208)
Payments on loans against corporate-owned life insurance	—	(6,823)	—
Equipment financing loans	—	4,620	—
Debt issuance costs	(2,268)	—	—
Payments on capital lease obligations	(24,214)	(21,760)	(19,780)
Cash dividends paid	(18,478)	(16,820)	(16,240)
Proceeds from option exercises	9,087	4,011	1,765
Repurchase of common stock	(7,947)	—	—
Other financing activities	(2,428)	(983)	(29)
Net cash used in financing activities	(94,953)	(42,825)	(82,964)
Effect of exchange rate changes on cash	(585)	(260)	(428)
Net change in cash	11,137	(105)	2,932
Cash at beginning of year	6,450	6,555	3,623
Cash at end of year	$17,587	$6,450	$6,555

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2015	153,560	$12,393	$723,495	100,038	$(445,065)	$(15,521)	$(114,590)	$160,712	$16,413	$177,125
Net income	—	—	—	—	—	—	25,052	25,052	5,080	30,132
Other comprehensive loss	—	—	—	—	—	(5,740)	—	(5,740)	(2,854)	(8,594)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
Common stock dividend ($ 0.20 per share)	—	—	—	—	—	—	(10,815)	(10,815)	—	(10,815)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,606)	(3,606)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,577	—	—	—	—	3,577	—	3,577
Dividend	—	—	—	—	—	—	(132)	(132)	—	(132)
Exercise of common stock options	—	—	4,379	(215)	954	—	—	5,333	—	5,333
Restricted stock awards	—	—	582	(69)	309	—	—	891	—	891
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	194	—	—	—	—	194	—	194
ESOP distributions in common stock	—	—	7,443	(631)	2,807	—	—	10,250	—	10,250
Acquisition of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable noncontrolling interest	—	—	(573)	—	—	—	—	(573)	—	(573)
Balance March 31, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2015	25,639	$320,490	16,990	$(212,469)	$—	$108,021
Net income	—	—	—	—	435	435
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($ 0.20 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	(526)	(526)
Allocation of ESOP shares to participants for:
Compensation	—	—	(534)	6,673	—	6,673
Dividend	—	—	(8)	132	—	132
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	—	—	—	—
ESOP distributions in common stock	(820)	(10,250)	—	—	—	(10,250)
Acquisition of redeemable noncontrolling interest	—	—	—	—	6,330	6,330
Accretion of redeemable noncontrolling interest	—	—	—	—	932	932
Balance March 31, 2016	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489
Net income	—	—	—	—	—	—	32,950	32,950	2,236	35,186
Other comprehensive loss	—	—	—	—	—	(3,554)	—	(3,554)	(1,483)	(5,037)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,512)	(1,512)	—	(1,512)
Common stock dividend ($ 0.24 per share)	—	—	—	—	—	—	(13,204)	(13,204)	—	(13,204)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(879)	(879)
Allocation of ESOP shares to participants for:
Compensation	—	—	2,254	—	—	—	—	2,254	—	2,254
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	—	—	6,571	(358)	1,595	—	—	8,166	—	8,166
Restricted stock awards	—	—	2,926	(86)	383	—	—	3,309	—	3,309
Equity classified stock-based compensation expense before related tax effects	—	—	139	—	—	—	—	139	—	139
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	439	—	—	—	—	439	—	439
Reclassification of liability-classified awards	—	—	220	—	—	—	—	220	—	220
ESOP distributions in common stock	—	—	5,393	(457)	2,033	—	—	7,426	—	7,426
Accretion of redeemable noncontrolling interest	—	—	(1,252)	—	—	—	—	(1,252)	—	(1,252)
Balance March 31, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2016	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747
Net income	—	—	—	—	722	722
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($ 0.24 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	(1,226)	(1,226)
Allocation of ESOP shares to participants for:
Compensation	—	—	(585)	7,314	—	7,314
Dividend	—	—	—	134	—	134
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
Equity classified stock-based compensation expense before related tax effects	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	—	—	—	—
Reclassification of liability-classified awards	—	—	—	—	—	—
ESOP distributions in common stock	(594)	(7,426)	—	—	—	(7,426)
Accretion of redeemable noncontrolling interest	—	—	—	—	1,560	1,560
Balance March 31, 2017	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610
Net income	—	—	—	—	—	—	62,007	62,007	1,928	63,935
Other comprehensive loss	—	—	—	—	—	3,568	—	3,568	318	3,886
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Common stock dividend ($ 0.28 per share)	—	—	—	—	—	—	(15,685)	(15,685)	—	(15,685)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(490)	(490)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,809	—	—	—	—	3,809	—	3,809
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	666	7	9,161	2	(81)	—	—	9,087	—	9,087
Restricted stock awards	90	1	2,664	(72)	153	—	—	2,818	—	2,818
Equity classified stock-based compensation expense before related tax effects	—	—	4,148	—	—	—	—	4,148	—	4,148
Reclassification of liability-classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714
ESOP distributions in common stock	318	2	9,811	(394)	1,753	—	—	11,566	—	11,566
Retirement of common stock held in treasury	(97,745)	(977)	(433,852)	(97,745)	434,829	—	—	—	—	—
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)
Accretion of redeemable noncontrolling interest	—	—	(334)	—	—	—	—	(334)	—	(334)
Balance March 31, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Reedemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2017	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	857	857
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($ 0.24 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	(613)	(613)
Allocation of ESOP shares to participants for:
Compensation	—	—	(644)	8,048	—	8,048
Dividend	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
ESOP distributions in common stock	(925)	(11,567)	—	—	—	(11,567)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—
Balance March 31, 2018	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550

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

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the allowance for doubtful accounts, valuation of inventory, useful lives of property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, valuation of equity method investments, goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and the ESOP, valuation of the redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

Receivables and Allowance for Doubtful Accounts - Receivables include trade receivables, net of an allowance for doubtful accounts, and other miscellaneous receivables. Receivables at March 31, 2018 and 2017 are as follows:

(Amounts in thousands)	2018	2017
Trade receivables	$159,291	$160,655
Other miscellaneous receivables	12,670	8,288
Receivables	$171,961	$168,943

As of March 31, 2018 and 2017, Other miscellaneous receivables includes an insurance recoverable of approximately $3.4 million and $2.4 million, respectively, which has a corresponding liability recorded in Other accrued liabilities.

Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required. The evaluation of the customer’s financial condition is performed to reduce the risk of loss.

Advanced Drainage Systems, Inc.

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

Inventories - Inventories are stated at the lower of cost or net realizable value. The Company’s inventories are maintained on the first-in, first-out (“FIFO”) method. Costs include the cost of acquiring materials, including in-bound freight from vendors and freight incurred for the transportation of raw materials, tooling or finished goods between the Company’s manufacturing plants and its distribution centers, direct and indirect labor, factory overhead and certain corporate overhead costs related to the production of inventory. The portion of fixed manufacturing overhead that relates to capacity in excess of our normal capacity is expensed in the period in which it is incurred and is not included in inventory. Net realizable value of inventory is established with consideration given to deterioration, obsolescence, and other factors. The Company periodically evaluates the carrying value of inventories and adjustments are made whenever necessary to reduce the carrying value to net realizable value.

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

Years
Buildings and leasehold improvement	20 — 45 or the lease term if shorter
Machinery and equipment	3 — 18

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss on disposal of assets and costs from exit and disposal activities in our Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. Interest capitalized was $0.6 million, $0.6 million, and $0.4 million during the fiscal years ended March 31, 2018, 2017, and 2016, respectively.

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

Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. The goodwill impairment analysis is comprised of two steps. The first step requires the comparison of the fair value of the applicable reporting unit to its respective carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. With respect to this testing, a reporting unit is a component of the Company for which discrete financial information is available and regularly reviewed by management. Implied fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and

Advanced Drainage Systems, Inc.

assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The fair value estimates are based on assumptions management believes to be reasonable, but are inherently uncertain. For the fiscal 2018, ADS completed a quantitative fair value assessment of the International reporting unit and determined no impairment charge was required.

GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS completed a quantitative fair value measurement of the Domestic reporting unit in fiscal 2016. The test indicated that the fair value of the Domestic reporting unit exceeded the carrying value, indicating that no impairment existed. ADS applied the qualitative assessment to the Domestic reporting unit for the annual impairment test performed as of March 31, 2018 and 2017. For the current year test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the reporting unit fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for goodwill in the fiscal years ended March 31, 2018, 2017, and 2016.

Intangible Assets

Intangible Assets — Definite-Lived - Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. Asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions.

Intangible Assets — Indefinite-Lived - Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions it believes to be reasonable, but that are inherently uncertain. To estimate the fair value of these indefinite-lived intangible assets, the Company uses an income approach, which utilizes a market derived rate of return to discount anticipated performance. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.

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

ADS applied the qualitative assessment to specific trademarks for the annual impairment test performed as of March 31, 2018 and 2017. For the current year test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the trademarks fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for Intangible assets in the fiscal years ended March 31, 2018, 2017, and 2016.

Advanced Drainage Systems, Inc.

Other Assets - Other assets include investments in unconsolidated affiliates accounted for under the equity method, cash surrender value of officer life insurance on key senior management executives, capitalized software development costs, deposits, central parts, and other miscellaneous assets. In the year ended March 31, 2018, the Company discontinued offering the cash surrender value of officer life insurance, and collected proceeds of $13.6 million from the sale of the officer life insurance. The Company capitalizes development costs for internal use software. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in General and administrative expense, Selling expense or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of central parts is amortized on a straight line basis over estimated useful lives of 5 to 10 years.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable, and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, the Company would adjust the investment down to its estimated fair value, which then becomes its new carrying value. For the fiscal years ended March 31, 2017, the Company recorded an impairment charge of $1.3 million related to its investment in the South American Joint Venture. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations. See “Note 10. Investment in Unconsolidated Affiliates.”

Other assets as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017
Investments in unconsolidated affiliates	$12,343	$8,986
Cash surrender value of officer life insurance	—	12,028
Capitalized software development costs, net	10,195	7,980
Deposits	2,776	1,289
Central parts	2,089	1,856
Other	10,551	14,398
Total other assets	$37,954	$46,537

The following table sets forth amortization expense related to Other assets in each of the fiscal years ended March 31:

(Amounts in thousands)	2018	2017	2016
Capitalized software development costs	$2,156	$3,372	$3,872
Central parts	47	54	362
Other	1,688	1,689	1,898

Advanced Drainage Systems, Inc.

Leases - Leases are reviewed for capital or operating classification at their inception. The Company uses the lower of the rate implicit in the lease or its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes cancellable and renewal periods that are reasonably assured. For leases classified as capital leases at lease inception, the Company records a capital lease asset and lease financing obligation equal to the lesser of the present value of the minimum lease payments or the fair market value of the leased asset. The capital lease asset is recorded in Property, plant and equipment, net and amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, the Company records rent expense over the useful life using the straight-line method.

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2018, 2017, and 2016, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.

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

Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs for the fiscal years ended March 31, 2018, 2017, and 2016 were $133.8 million, $120.4 million, and $120.5 million, respectively, and are included in Cost of goods sold. Shipping costs billed to customers were $6.3 million, $5.5 million, and $7.0 million during 2018, 2017 and 2016, respectively, and are included in Net sales.

Stock-Based Compensation - See “Note 16. Stock-Based Compensation” for information about our stock-based compensation award programs and related accounting policies.

Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling expenses in the Consolidated Statements of Operations. The total advertising costs were $4.1 million, $3.1 million, and $3.2 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively.

Self-Insurance - The Company is self-insured for short term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $41.3 million, $39.5 million, and $37.5 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively, of which employees contributed $5.9 million, $5.1 million, and $4.5 million, respectively.

ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability and employment practices coverage with a deductible of $0.3 million per occurrence or claim

Advanced Drainage Systems, Inc.

incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $2.2 million, $1.8 million, and $2.1 million, for the years ended March 31, 2018, 2017, and 2016, respectively.

ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.5 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $1.3 million, $2.1 million, and $3.9 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively.

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

Fair Values - The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Concentrations of Risk - The Company has a large, active customer base of approximately twenty thousand customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 25.4%, 23.5%, and 21.1% of fiscal year 2018, 2017 and 2016 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.

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

Advanced Drainage Systems, Inc.

One customer, Ferguson Enterprises, accounted for approximately 17.6% and 15.7% of Receivables at March 31, 2018 and 2017, respectively.

Derivatives - The Company recognizes derivative instruments as either assets or liabilities and measure those instruments at fair value. ADS uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage various exposures to interest rate, commodity price, and exchange rate fluctuations. These instruments do not qualify for hedge accounting treatment. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in Interest expense. For commodity options in the form of collars and swaps, and foreign currency forward contracts, gains and losses from contract settlements and changes in fair value of the derivative instruments are recognized in Derivative losses (gains) and other expense (income), net in the Consolidated Statements of Operations. The Company’s policy is to present all derivative balances on a gross basis.

The Company also has forward purchase agreements in place with certain resin suppliers for virgin polyethylene resin. The agreements specify a fixed amount of virgin resin material to be purchased at a fixed price for a given period of time in quantities the Company will use in the normal course of business, and therefore, qualify as normal purchase contracts. The cost of such resin is recognized in Cost of goods sold in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Measurement of Inventory — In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) which requires entities to measure most inventory at the lower of cost and net realizable value, simplifying current guidance under which an entity must measure inventory at the lower of cost or market. The determination of market value, under current guidance, is considered unnecessarily complex as there are several potential outcomes based on its definition as replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. Whereas net realizable value, under the update, is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this standard effective April 1, 2017. The new standard did not have a material impact on the Consolidated Financial Statements.

Stock-Based Compensation — In March 2016, the FASB issued an ASU which is intended to simplify certain aspects of the accounting for stock-based compensation. The Company adopted the standard on April 1, 2017. The adoption of the ASU did not have a material impact on the historical Consolidated Financial Statements. This update contains changes to the accounting for excess tax benefits, whereby excess tax benefits will be recognized in the income statement rather than in additional paid-in capital on the balance sheet. This update is expected to result in increased volatility to income tax expense in future periods dependent upon the timing of employee exercises of stock options, the price of the Company's common stock and the vesting of restricted stock awards. In addition, excess tax benefits will now be classified as operating cash flows rather than financing cash flows in the Consolidated Statements of Cash Flows.

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

In addition, the update also modified the net-share settlement liability classification exception for statutory income tax withholdings, whereby the new guidance allows an employer with a statutory income tax withholding obligation to withhold shares with a fair value up to the maximum statutory tax rate in the employee’s applicable jurisdiction. The Company included this provision in awards issued in fiscal 2017 and modified previously issued awards on April 1, 2017. See “Note 16. Stock-Based Compensation” for further information on the modification.

Advanced Drainage Systems, Inc.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition — In May 2014, the FASB issued an accounting standards update which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional accounting standards update that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional accounting standards updates issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company will adopt this standard effective April 1, 2018 using the modified retrospective method. The adoption of this standard will result in the Company recording a contract asset for estimated inventory returns. At March 31, 2018, the estimated inventory returns would have resulted in a $0.6 million decrease in Receivables, net and a $0.6 million increase in Other current assets on the Company’s Consolidated Balance Sheets. The adoption of this standard will not cause a material shift in the amount or timing of revenue recognition.

Leases — In February 2016, the FASB issued an accounting standards update which amends the guidance for leases. This amendment contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The amendment also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs such as property taxes and insurance, as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. This update is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The updated standard requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. The Company expects to adopt this standard effective April 1, 2019. The Company has not yet determined whether to apply any of the available practical expedients. The Company has begun the process of reviewing contracts under the new standard to determine the impact the new standard will have on the consolidated financial statements. The Company implemented a new software solution to improve the process of accounting for leases under the current and new standard.

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

Cash Flow Classification — In August 2016, the FASB issued an accounting standards update which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company expects to adopt this standard effective April 1, 2018. The adoption of this standard will not have a material impact on the consolidated financial statements.

Advanced Drainage Systems, Inc.

Definition of a Business – In January 2017, the FASB issued an accounting standards update to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard effective April 1, 2018. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

The Company recorded loss on disposal of assets and costs from exit and disposal activities of $15.0 million, $8.5 million and $0.8 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), including closing four underutilized manufacturing facilities, reducing headcount, optimizing product offerings and eliminating nonessential costs, designed to improve the Company’s cost structure. As additional restructuring opportunities may be identified, the Company does not have an estimated completion date or expected total cost estimate for the 2018 Restructuring Plan. In fiscal year ended March 31, 2017, the Company recorded expenses related to three manufacturing facilities that were closed during fiscal 2017 of approximately $3.5 million. In addition, the Company accelerated depreciation of specifically identified obsolete assets of approximately $3.0 million, and recorded $2.0 million of disposals and partial disposals of fixed assets. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the fiscal years ended March 31, 2018, 2017 and 2016:

(Amounts in thousands)	2018	2017	2016
Accelerated depreciation	$3,759	$—	$—
Plant severance	2,041	—	—
Corporate severance	4,133	—	—
Product rationalization	1,351
Other restructuring activities	159	—	—
Total 2018 Restructuring Plan activities	$11,443	$—	$—
Loss on other disposals and partial disposals of property, plant and equipment	3,560	8,509	812
Total loss on disposal of assets and costs from exit and disposal activities	$15,003	$8,509	$812

Approximately $11.0 million and $0.4 million of the Total 2018 Restructuring Plan activities related to the Domestic and International reporting segment, respectively.

Advanced Drainage Systems, Inc.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan for the year ended March 31, 2018 is as follows:

(Amounts in thousands)	2018
Balance at beginning of year	$—
Expenses	11,443
Non-cash expenses	(4,882)
Payments	(2,660)
Balance at end of year	$3,901

As of March 31, 2018, we have $0.5 million of long-term severance liability related to the restructuring activities recorded in Other liabilities in the Consolidated Balance Sheet.

Periodically, the Company will dispose of equipment, including equipment accounted for as capital leases. The net loss on the disposition of the equipment was $3.6 million, $8.5 million, and $0.8 million during fiscal 2018, 2017 and 2016, respectively.

3.	ACQUISITIONS

Fiscal 2018 Acquisition of DURASLOT, Inc.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

Proforma
(Amounts in thousands)	2016
Net sales	$1,294,277
Net income (loss) attributable to ADS	25,090

Unaudited pro forma net income attributable to ADS has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes and amounts related to the noncontrolling interest, of $0.1 million, additional interest expense, net of related income taxes and amounts related to the noncontrolling interest, of less than $0.1 million and the impact of our prior equity method accounting of $0.1 million, net of related income taxes, for the year ended March 31, 2016.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017
Land, buildings and improvements	$200,459	$189,163
Machinery and equipment	780,210	771,878
Construction in progress	6,607	14,022
Total cost	987,276	975,063
Less: accumulated depreciation	(587,895)	(568,205)
Property, plant and equipment, net	$399,381	$406,858

Advanced Drainage Systems, Inc.

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31:

(Amounts in thousands)	2018	2017	2016
Depreciation expense (inclusive of leased assets depreciation)(1)	$63,044	$58,692	$55,650

(1)

Depreciation expense does not include accelerated depreciation expense from the 2018 Restructuring plan. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

5.	LEASES

Capital Leases - The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets included in Property, plant and equipment as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017
Buildings and improvements	$6,124	$6,044
Machinery and equipment	208,475	199,813
Total cost	214,599	205,857
Less: accumulated depreciation	(110,346)	(108,144)
Leased assets in Property, plant and equipment, net	$104,253	$97,713

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

(Amounts in thousands)	2018	2017	2016
Lease interest expense	$4,086	$3,864	$3,367
Depreciation of leased assets	18,511	17,415	15,782

The following is a schedule by year of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of March 31, 2018:

(Amounts in thousands)
2019	$24,809
2020	20,660
2021	16,723
2022	12,887
2023	7,199
Thereafter	7,699
Total minimum lease payments(a)	$89,977
Less: amount representing interest(b)	8,007
Present value of net minimum lease payments	$81,970
Current maturities of capital lease obligations	22,007
Long-term capital lease obligations	59,963
Total lease obligation	$81,970

Advanced Drainage Systems, Inc.

(a)	Excludes contingent rentals which may be paid. Contingent rentals amounted to $0.6 million, $0.6 million and $0.1 million for the years ended March 31, 2018, 2017 and 2016, respectively.
(b)	Amount necessary to reduce minimum lease payments to present value calculated at the lower of the rate implicit in the lease or the Company’s incremental borrowing rate at lease inception.

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

Future minimum rental commitments under non-cancellable operating leases as of March 31, 2018, are summarized below (amounts in thousands):

	2019	2020	2021	2022	2023	Thereafter
Future operating lease payments	$3,297	$2,371	$1,645	$1,033	$662	$2,648

Total rent expense was $6.6 million, $6.6 million, and $6.3 million in the fiscal years ended March 31, 2018, 2017, and 2016, respectively.

6.	INVENTORIES

Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017
Raw materials	$54,909	$52,746
Finished goods	208,883	205,684
Total Inventories	$263,792	$258,430
The Company had no work-in-process inventories as of March 31, 2018 and 2017.

During fiscal years ended March 31, 2018 and 2017, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $27.0 million and $21.2 million, respectively, of which $6.5 million and $6.3 million remained in inventory at March 31, 2018 and 2017, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at April 1, 2016	$90,002	$10,883	$100,885
Currency translation	—	(319)	(319)
Balance at March 31, 2017	$90,002	$10,564	$100,566
Acquisition	2,103	—	2,103
Currency translation	—	348	348
Balance at March 31, 2018	$92,105	$10,912	$103,017

Advanced Drainage Systems, Inc.

Intangible Assets - Intangible assets as of March 31, 2018 and 2017 consisted of the following:

	2018			2017
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$27,580	$(17,405)	$10,175	$27,580	$(14,888)	$12,692
Customer relationships	31,035	(20,567)	10,468	40,767	(26,768)	13,999
Patents	7,512	(4,956)	2,556	7,512	(4,768)	2,744
Non-compete and other contractual agreements	607	(567)	40	1,242	(1,102)	140
Trademarks and tradenames	15,969	(6,678)	9,291	15,741	(5,465)	10,276
Total definite-lived intangible assets	82,703	(50,173)	32,530	92,842	(52,991)	39,851
Indefinite-lived intangible assets
Trademarks	11,907	—	11,907	11,907	—	11,907
Total Intangible assets	$94,610	$(50,173)	$44,437	$104,749	$(52,991)	$51,758

The gross intangible asset value of customer relationships and non-compete and other contractual agreements decreased due to intangible assets fully amortized in fiscal 2017. Trademarks and tradenames increased as a result of the Duraslot acquisition.

The following table presents the weighted average amortization period for definite-lived intangible assets at March 31, 2018:

Weighted Average Amortization Period (in years)
Developed technology	11.0
Customer relationships	8.6
Patents	8.2
Non-compete and other contractual agreements	5.2
Trademarks and tradenames	13.4

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2018:

	Fiscal Year
(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Amortization expense	$7,702	$6,017	$5,876	$4,159	$2,520	$6,256	$32,530

8.	FAIR VALUE MEASUREMENT

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

Advanced Drainage Systems, Inc.

Generally, the fair value of our Level 3 instruments is estimated as the net present value of expected future cash flows based on internal and external inputs.

Recurring Fair Value Measurements

The assets, liabilities and mezzanine equity carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$596	$—	$596	$—
Interest rate swaps	2,801	—	2,801	—
Total assets at fair value on a recurring basis	$3,397	$—	$3,397	$—
Liabilities:
Derivative liability - diesel fuel contracts	$116	$—	$116	$—
Contingent consideration for acquisitions	578	—	—	578
Total liabilities at fair value on a recurring basis	$694	$—	$116	$578

	March 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$179	$—	$179	$—
Total assets at fair value on a recurring basis	$179	$—	$179	$—
Liabilities:
Derivative liability - diesel fuel contracts	$142	$—	$142	$—
Contingent consideration for acquisitions	1,348	—	—	1,348
Total liabilities at fair value on a recurring basis	$1,490	$—	$142	$1,348

Quantitative Information about Level 3 Fair Value Measurements
(Amounts in thousands)
Liabilities & Mezzanine Equity	Fair Value at 3/31/18	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$578	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.50%

Liabilities & Mezzanine Equity	Fair Value at 3/31/17	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$1,348	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.50%

(a)	Represents discount rates or rates of return estimates and assumptions that the Company believes would be used by market participants when valuing these liabilities.

Advanced Drainage Systems, Inc.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2018 and 2017 were as follows:

Contingent consideration
Balance at March 31, 2016	$2,858
Change in fair value	(266)
Payments of contingent consideration liability	(1,244)
Balance at March 31, 2017	$1,348
Change in fair value	39
Payments of contingent consideration liability	(809)
Balance at March 31, 2018	$578

There were no transfers in or out of Levels 1, 2 and 3 for the fiscal years ended March 31, 2018 and 2017.

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

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 12. Debt”) were $125.0 million and $122.3 million, respectively, as of March 31, 2018 and $75.0 million and $75.9 million, respectively, at March 31, 2017. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

Non-recurring Fair Value Measurements

Valuation of Investment in the South American Joint Venture - During the fourth quarter of each of the fiscal years ended March 31, 2017 and 2016, the Company recorded an impairment charge related to its investment in the South American Joint Venture equal to the difference between the fair value of the investment and the carrying value. The method used to value the investment is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. In the determination of fair value of its investment, the Company used a weighted income approach, based on internal forecasts of expected future cash flows, and market approach, based on comparable public companies. Significant unobservable inputs included the WACC used to discount the future cash flows, which were between 9.3% and 16.5%, based on the markets in which the South American Joint Venture conducts business. See “Note 10. Investment in Unconsolidated Affiliates.”

9.	INVESTMENT IN CONSOLIDATED AFFILIATES

ADS participates in two consolidated joint ventures, ADS Mexicana, which is 51% owned by the Company’s wholly-owned subsidiary ADS Worldwide, Inc., and BaySaver, which is 65% owned by the Company’s wholly-owned subsidiary ADS Ventures, Inc. The equity owned by the Company’s joint venture partner is shown as either Noncontrolling interest in subsidiaries (ADS Mexicana) or Redeemable noncontrolling interest in subsidiaries (BaySaver) in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

Advanced Drainage Systems, Inc.

ADS Mexicana - ADS participates in joint ventures for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe and PVC conduit in emerging markets. ADS invested in ADS Mexicana for the purpose of expanding upon our growth of manufacturing and selling ADS licensed HDPE corrugated pipe and related products in the Mexican and Central American markets via the joint venture partner’s local presence and expertise throughout the region. The Company owns a 51% equity interest in ADS Mexicana. The Company executed a Technology, Patents and Trademarks Sub-License Agreement and a Distribution Agreement with ADS Mexicana that provides ADS Mexicana with the rights to manufacture and sell ADS licensed products in Mexico and Central America. The Company has concluded that it holds a variable interest in and is the primary beneficiary of ADS Mexicana based on the power to direct the most significant activities of ADS Mexicana and the obligation to absorb losses and the right to receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, the Company is required to consolidate the assets and liabilities of ADS Mexicana.

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2018 and 2017. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2018	2017
Assets
Current assets	$24,616	$24,952
Property, plant and equipment, net	18,855	19,262
Other noncurrent assets	1,314	2,269
Total assets	$44,785	$46,483
Liabilities
Current liabilities	$8,979	$11,042
Noncurrent liabilities	1,343	2,961
Total liabilities	$10,322	$14,003

BaySaver - BaySaver was established in July 2013 to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The acquisition of an additional interest in BaySaver is disclosed in “Note 3. Acquisitions”.

The table below includes the assets and liabilities of BaySaver that are consolidated as of March 31, 2018 and 2017. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2018	2017
Assets
Current assets	$3,761	$2,572
Property, plant and equipment, net	216	111
Other noncurrent assets	10,470	11,568
Total assets	$14,447	$14,251
Liabilities
Current liabilities	$820	$1,344
Total liabilities	$820	$1,344

Advanced Drainage Systems, Inc.

Redeemable Noncontrolling Interest in Subsidiaries - The membership interests held by the joint venture partner are presented in Redeemable noncontrolling interest in subsidiaries in the Consolidated Balance Sheets, which is classified as mezzanine equity, due to a put option held by the joint venture partner which may be exercised on or after April 1, 2017. The Redeemable noncontrolling interest in subsidiaries balance was accreted to the redemption value using the effective interest method until April 1, 2017.

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

South American Joint Venture - The Company’s investment in this unconsolidated joint venture was formed for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. The Company is not required to consolidate the South American Joint Venture as it is not the primary beneficiary, although the Company does hold significant variable interests in the South American Joint Venture through the equity investment and debt guarantee.

Summarized financial data as of the fiscal years ended March 31 for the South American Joint Venture is as follows:

(Amounts in thousands)	2018	2017
Investment in South American Joint Venture	$12,343	$6,559
Net Receivable from South American Joint Venture	817	3,639

In order to improve the South American Joint Venture’s working capital position and allow it to reallocate capital resources to business growth, the Company and the joint venture partner each contributed equal amounts of outstanding receivables owed to them from the South American Joint Venture in exchange for incremental ownership interest in the South American Joint Venture in December 2017. The Company and the joint venture partner continue to maintain a 50% ownership interest in the South American Joint Venture following the contribution. As a result of the transaction the Company contributed receivables of approximately $5.8 million net of a $3.0 million allowance for doubtful accounts and recorded an additional investment in the South American Joint Venture at the fair value of $4.7 million and a $1.9 million gain on the book value of the receivables. The investment is recorded within Other assets on the Company’s Consolidated Balance Sheets and the gain is recorded within Equity in net (income) loss of unconsolidated affiliates on the Company’s Consolidated Statements of Operations.

During the fourth quarter of each of the fiscal years ended March 31, 2017 and 2016, the Company determined there was an other-than-temporary decline in the fair value of its investment in the South American Joint Venture, resulting from a further decline of unfavorable regional economic conditions. Accordingly, the Company recorded impairment charges of $1.3 million and $4.0 million, respectively, reducing the carrying value of the investment to its fair value. The past impairment charges resulted in a basis difference between the cost of the investment and the amount of underlying equity in net assets of the South American Joint Venture of $4.4 million and $4.9 million as of March 31, 2018 and 2017 respectively. The basis difference will be amortized over the estimated remaining useful life of the underlying property, plant and equipment, 8 years. The Company recognized $0.5 million, $0.4 million and $0.1 million of amortization of the basis difference in fiscal 2018, 2017 and 2016, respectively. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations.

Tigre-ADS USA - The joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The joint venture represents a continuation of the existing activities of Tigre-ADS USA through its Janesville, Wisconsin

Advanced Drainage Systems, Inc.

manufacturing facility. The Company is not required to consolidate Tigre-ADS USA as it is not the primary beneficiary, although the Company does hold a significant variable interest in Tigre-ADS USA through the equity investment.

In April 2018, the Company and the joint venture partner agreed to exchange the Company’s shares of Tigre-ADS USA for a release from the existing debt guarantees. Following the exchange, the Company no longer has an interest in Tigre-ADS USA. As a result of the agreement, the Company determined there was an other-than-temporary decline in the fair value of its investment in Tigre-ADS USA. Accordingly, the Company recorded an impairment charge of $0.3 million, reducing the carrying value of the investment to its fair value. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations.

Summarized financial data as of the fiscal years ended March 31 for the Tigre-ADS USA joint venture is as follows:

(Amounts in thousands)	2018	2017
Investment in Tigre-ADS USA	$—	$2,427
Receivable from Tigre-ADS USA	10	9

11.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. In April 2015, ADS Mexicana borrowed $3.0 million under a revolving credit facility arrangement with Scotia Bank and loaned that amount to ADS. The loan was repaid in May 2015. In June 2015, ADS Mexicana borrowed $3.9 million under the Scotia Bank credit facility and loaned it to an entity owned by a Grupo Altima shareholder, and such loan was repaid in July 2015. The applicable interest rate for the loans was 4.81%. ADS does not guarantee the borrowings from this facility, and therefore does not anticipate any required contributions related to the balance of this credit facility. The Scotia Bank revolving credit facility matured on December 11, 2017.

The Company is the guarantor of 100% of the ADS Mexicana Revolving Credit Facility, and the maximum potential payment under this guarantee totals $12.0 million. See “Note 12. Debt.”

South American Joint Venture - The Company’s South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2018. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2018 and 2017, the outstanding principal balance of the credit facility including letters of credit was $14.5 million and $16.0 million, respectively. As of March 31, 2018, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2018 was 5.82% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which were $2.1 million and $1.3 million in the fiscal years ended March 31, 2018 and 2017, respectively. ADS pipe sales to the South American Joint Venture were $0.4 million and $0.9 million in the fiscal years ended March 31, 2018 and 2017, respectively.

Advanced Drainage Systems, Inc.

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

ADS purchased $2.0 million, $1.6 million and $0.7 million of Tigre-ADS USA manufactured products for use in the production of ADS products during fiscal years 2018, 2017 and 2016, respectively.

12.	DEBT

Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017
Secured Bank Loans
Revolving Credit Facility — ADS	$171,500	$194,300
Revolving Credit Facility — ADS Mexicana	—	1,500
Term Note	—	72,500
Senior Notes payable	125,000	75,000
Industrial revenue bonds	940	1,845
Equipment financing	3,336	4,216
ADS Mexicana Scotia Bank revolving credit facility	—	1,000
Total	300,776	350,361
Unamortized debt issuance costs	(3,028)	(1,723)
Current maturities	(26,848)	(37,789)
Long-term debt obligations	$270,900	$310,849

Long-term Debt Modification

Secured Bank Loans - On June 22, 2017, the Company and certain of its subsidiaries, as guarantors (collectively, the “Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent (in such capacity, the “Agent”), and various financial institutions party thereto (together with PNC, collectively, the “Lenders”), pursuant to which the Lenders have committed to provide the Company a $550.0 million revolving credit facility (with an option to increase such revolving credit facility or incur new term loans in an agreement amount of up to $150.0 million) subject to the terms and conditions in the Credit Agreement. The Credit Agreement amends and restates the Amended and Restated Credit Agreement dated as of June 12, 2013, as amended, among the Company and certain of its subsidiaries, as guarantors, various financial institutions party thereto, and the Agent. The Secured Bank Loans are secured by a lien on a significant majority of the Company’s assets. Letters of credit outstanding at March 31, 2018 amounted to $13.0 million and reduce the availability of the Revolving Credit Facilities. The amount available for borrowing for ADS, Inc. and ADS Mexicana was $365.5 million and $12.0 million, respectively at March 31, 2018.

Advanced Drainage Systems, Inc.

Borrowings under the credit facility will be used for general corporate purposes, including repurchases of stock, repayments of existing indebtedness, repayments of short-term borrowings, working capital requirements, capital expenditures and acquisitions. The interest rates under the Credit Agreement are determined by certain base rates or LIBOR rates, plus an applicable margin based on the Leverage Ratio then in effect. The average interest rate was 3.39% as of March 31, 2018. The Credit Agreement has an expiration date of June 22, 2022.

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

Advanced Drainage Systems, Inc.

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

Master Loan and Security Agreement – In June 2016, ADS signed a Master Loan and Security Agreement for Equipment Financing in the U.S. and Canada for an aggregate amount of up to $4.5 million. During fiscal 2017, the Company issued $4.6 million of Equipment Notes with a weighted average fixed interest rate at 2.72%, with the aggregate loan amount during fiscal 2017 reaching a total of $4.2 million, net of principal payments. Each Equipment Note amortizes the principal over five years and is payable monthly.

Secured Bank Loans – Prior to the long-term debt modification in June 2017, the Company had a revolving credit facility with borrowing capacity of $325.0 million for ADS, Inc., a Revolving Credit Facility for ADS Mexicana with borrowing capacity of $12.0 million and a $100.0 million term note. The Company did not modify ADS Mexicana’s borrowing capacity. The ADSM Mexicana revolving credit facility expires in June 2018. The revolving credit facilities and the term note had a variable interest rate that depended upon the Company’s “pricing ratio” as defined in the agreements for the revolving credit facilities. The interest rate was derived from the London Inter-Bank Offered Rate (“LIBOR”) or alternate base rate (“Prime Rate”) at the Company’s option. The average rates were 2.61% and 2.70%, at March 31, 2017 and 2016, respectively.

Senior Notes Payable – Prior to the long-term debt modification in June 2017, the Company had an agreement with Prudential Investment Management, Inc. for the issuance of senior promissory notes (“Senior Notes”), for an aggregate amount of up to $100.0 million. During fiscal 2010, the Company issued $75.0 million of Senior Notes with interest fixed at 5.6% and payable quarterly. The rate was subject to an additional

Advanced Drainage Systems, Inc.

200 basis point excess leverage fee if the calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter. In July 2013, ADS issued an additional $25.0 million of Senior Notes. Interest for the additional $25.0 million is payable quarterly and is fixed at 4.05%. A principal payment of $25.0 million was made in fiscal 2017 and fiscal 2018. Principal payments of $25.0 million will be made in fiscal 2019 and 2020.

Industrial Revenue Bonds - Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 and one of the bonds was retired in fiscal 2015. The remaining bond requires quarterly principal payments until it matures in February 2019 and has a variable interest rate based on the Securities Industry and Financial Markets Association (SIFMA) municipal swap index rate which is computed weekly. The rate on this bond at March 31, 2018, was 3.42%, including a letter of credit fee of 1.75%. Land and buildings with a net book value of approximately $9.1 million at March 31, 2018, collateralize the bonds. These bonds are not considered auction rate securities.

ADS Mexicana Scotia Bank Revolving Credit Facility - On December 11, 2014, ADS’s joint venture, ADS Mexicana, entered into a credit agreement with Scotia Bank. The credit agreement provides for revolving loans up to a maximum aggregate principal amount of $5.0 million. The proceeds of the revolving credit facility have primarily been used for short term investments and are available for working capital needs. The interest rates of the revolving credit facilities are determined by LIBOR rates, Tasa de Interes Interbancaria de Equilibrio (TIIE) or the Costos de Captacion rates, plus an applicable margin. On May 27, 2016, ADS Mexicana obtained a waiver on a covenant from Scotia Bank relating to ADS Mexicana failing to notify Scotia Bank of changes in legal organizational structure and payment of dividends. The Scotia Bank revolving credit facility matured on December 11, 2017. The obligations under the revolving credit facility were not guaranteed by ADS. As of the maturity date, there was no outstanding principal drawn on the Scotia Bank revolving credit facility, which bore interest at the LIBOR, plus 1.60%.

Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2018 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Principal maturities	$26,848	$25,936	$960	$532	$171,500	$75,000	$300,776

Fiscal Year 2017 Amendments and Consents Related to the Secured Bank Loans and Senior Notes - In July 2016, the Company obtained consents from the lenders of the previous Secured Bank Loans and Senior Notes. These consents had the effect of extending the time for delivery of the Company’s fiscal 2016 audited financial statements to August 31, 2016 and first quarter fiscal 2017 quarterly financial information to October 15, 2016, whereby an event of default was waived as long as those items are delivered within a 15 day grace period after those dates. The fiscal 2016 audited financial statements were delivered within the grace period. In addition, the consents also permitted the Company’s payment of quarterly dividends of $0.06 per share on common shares in each of June and September 2016, as well as the annual dividend of $0.0195 per share that was paid on shares of preferred stock in March 2017.

In October 2016, the Company obtained additional consents from the lenders of the previous Secured Bank Loans and Senior Notes. These consents had the effect of extending the time for delivery of the Company’s first quarter fiscal 2017 quarterly financial information to November 30, 2016 and the Company’s second quarter fiscal 2017 quarterly financial information to December 31, 2016, whereby an event of default was waived as long as those items are delivered within a 30 day grace period after those dates. In addition, the consents also permitted the Company’s payment of a quarterly dividend of $0.06 per share on common shares in December 2016, as well as the annual dividend of $0.0195 per share that was paid on shares of preferred stock in March 2017.

In December 2016, the Company obtained additional consents from lenders of the previous Secured Bank Loans and Senior Notes. These consents had the effect of extending the time and delivery of the Company’s first quarter fiscal 2017 quarterly financial information to January 31, 2017.

Advanced Drainage Systems, Inc.

13.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps and commodity options in the form of collars and swaps to manage its various exposures to interest rate and commodity price fluctuations. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in Interest Expense. For collars and commodity swaps, contract settlement gains and losses are recorded in the Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Consolidated Statements of Operations in Derivative gains and other income, net.

A summary of the fair values for the various derivatives at March 31, 2018 and 2017 is presented below:

	2018
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$573	$23	$(78)	$(38)
Interest rate swaps	311	2,490	—	—

	2017
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$149	$30	$(122)	$(20)

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivative contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Net Unrealized Mark to Market Losses (Gains)
(Amounts in thousands)	2018	2017	2016
Interest rate swaps	$(2,801)	$(252)	$(513)
Foreign exchange forward contracts	—	—	28
Diesel fuel option collars	(443)	(2,642)	(237)
Propylene swaps	—	(8,027)	2,885
Total net unrealized mark to market losses (gains)	$(3,244)	$(10,921)	$2,163

	Net Realized Losses (Gains)
(Amounts in thousands)	2018	2017	2016
Foreign exchange forward contracts	$—	$—	$(150)
Diesel fuel option collars	(476)	1,893	3,142
Propylene swaps	—	6,671	11,742
Total net realized losses (gains)	$(476)	$8,564	$14,734

14.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at March 31, 2018, the Company has agreed to purchase resin over the period April 2018 through December 2018 at a committed purchase cost of $13.3 million.

Litigation

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming

Advanced Drainage Systems, Inc.

the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed Plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, Plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. The plaintiff did not seek Supreme Court review and therefore the matter is closed.

On August 12, 2015, the SEC Division of Enforcement (“Enforcement Division”) informed the Company that it was conducting an informal inquiry with respect to the Company. As part of this inquiry, the Enforcement Division requested the voluntary production of certain documents generally related to the Company’s accounting practices. Subsequent to the initial voluntary production request, the Company received document subpoenas from the Enforcement Division pursuant to a formal order of investigation. The Company has continued to cooperate with the Enforcement Division’s investigation and recently has engaged in discussions with the staff of the Enforcement Division about a potential resolution. As part of settlement discussions the Company has submitted a formal offer of settlement to the Enforcement Division for consideration by the Commission. The terms of the settlement offer remain subject to approval by the Commission. Accordingly, there can be no assurance that the Company’s efforts to resolve the investigation will be successful or that the settlement amount will be as anticipated, and the Company cannot predict the ultimate timing or outcome of the Commission’s consideration.

In May 2017, a former employee filed a class action complaint against the Company in Superior Court for the State of California, County of Kern (the “Hayes matter”), alleging that the Company violated certain California wage and hour laws for missed meal and rest periods and other wage and hour claims. In June 2017, the Company removed the case to the United States District Court for the Eastern District of California. The plaintiffs were seeking to recover, on their own behalf and on behalf of a putative class of all non-exempt ADS employees in the State of California from December 16, 2012 through present, damages resulting from missed rest breaks, missed meal periods, unpaid minimum wage, straight-time and overtime pay, improper wage statements, non-payment of wages at termination, and attorneys’ fees and costs. On January 24, 2018, the parties attended mediation and entered into a settlement agreement to resolve the class action for $1.8 million. As part of the parties’ agreement, ADS consented to have the case remanded back to Kern County Superior Court for approval of the class settlement.

Thereafter, during the fourth quarter of fiscal 2018, the parties agreed to amend their existing Hayes settlement agreement (i) to expand the settlement class to include temporary employees assigned to work at ADS locations in California and (ii) to increase the settlement amount from $1.8 million to $2.0 million. The parties stipulated to the filing of an Amended Complaint to add a California Private Attorneys General Act (“PAGA”) claim, as well as a joint employer claim on behalf of temporary employees assigned to work at ADS locations in California. Pursuant to the settlement, the Company would pay approximately $2.0 million, which includes payments to class members in resolution of all claims, attorneys’ fees, and settlement fund claims administration fees. The settlement is subject to court approval and approval by the California Labor and Workforce Development Agency; these approvals are pending.

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

Employee Stock Ownership Plan (“ESOP”) - The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993. The Plan was funded through a

Advanced Drainage Systems, Inc.

transfer of assets from our tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Within 30 days following the repayment of the ESOP loan, which will occur no later than March 2023 the shares of redeemable convertible preferred stock owned by the ESOP will be converted into shares of the Company’s common stock. The Plan operates as a tax-qualified leveraged ESOP and was designed to enable eligible employees to acquire stock ownership interest in ADS. Employees of ADS who have reached the age of 18 are generally eligible to participate in the Plan on March 31 after six months of service. Upon retirement, disability, death, or vested terminations, (i) a participant or designated beneficiary may elect to receive the amount in their account attributable to the 1993 transfer of assets from our tax-qualified profit sharing retirement plan in the form of cash or ADS stock with any fractional shares paid in cash; (ii) stock credited to the participants’ ESOP stock account resulting from the ESOP’s loan repayments are distributed in the form of ADS stock, and (iii) amounts credited to the participants’ ESOP cash account are distributed in the form of cash. Upon attainment of age 50 and seven years of participation in the Plan, a participant may elect to diversify specified percentages of the number of shares of ADS stock credited to the participant’s ESOP stock account in compliance with applicable law.

The Company is obligated to make contributions to the Plan, which, when aggregated with the Plan’s dividends on the Plan’s unallocated shares of redeemable convertible preferred stock, equal the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its term loan to ADS. As the Plan makes annual payments of principal and interest, an appropriate percentage of preferred stock is allocated to ESOP participants’ accounts in accordance with plan terms that are compliant with applicable Internal Revenue Code and regulatory provisions.

The carrying value of redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the mezzanine equity section of our Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period are recognized based upon the annual fair value of the shares allocated. Deferred compensation — unearned ESOP shares is relieved at fair value, with any difference between the annual fair value and the carrying value of shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $20.00, $16.80, and $16.35 per share of redeemable convertible preferred stock at March 31, 2018, 2017, and 2016, respectively, resulting in an average annual fair value per share of $18.40, $16.58, and $19.20 per share for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. During the fiscal years ended March 31, 2018, 2017, and 2016, the Company recognized compensation expense of $11.7 million, $9.6 million, and $10.3 million, respectively, related to allocation of ESOP shares to participants.

Required dividends on allocated shares are generally passed through and paid in cash to the participants and required dividends on unallocated shares are paid in cash to the Plan and generally used to service the Plan’s debt.

The ESOP committee directed the Plan trustee to retain dividends on unallocated ADS shares rather than to service the Plan’s debt. In the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized compensation expense and the trustee retained $3.2 million, $2.9 million and $2.5 million, respectively, for dividends on unallocated ADS shares. These dividends were allocated to participants based on the total shares in their account in relation to total shares allocated at March 31, 2018 and 2017.

Redeemable Convertible Preferred Stock - The Trustee of the Company’s ESOP has the ability to put shares of the redeemable convertible preferred stock to the Company absent a market for the Company’s common stock, and as a result the redeemable convertible preferred stock is classified as Mezzanine equity in the Company’s Consolidated Balance Sheets. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock have a put right to require the Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2018, the applicable redemption value was $0.781 per share as there were no unpaid cumulative dividends.

Advanced Drainage Systems, Inc.

Given that the event that may trigger redemption of the Redeemable convertible preferred stock (the listing or quotation on a market more senior than the OTC Bulletin Board) is not solely within the Company’s control, the redeemable convertible preferred stock is presented in the mezzanine equity section of the Consolidated Balance Sheets. As of March 31, 2018, the Company did not adjust the carrying value of the redeemable convertible preferred stock to its redemption value or recognize any changes in fair value as the Company did not consider it probable that the Redeemable convertible preferred stock would become redeemable.

The Redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the issue price of $0.781 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. ADS guarantees the value of the redeemable convertible preferred stock at $0.781 per share. The Board of Directors approved the 2.5% annual dividend to be paid March 31 of each fiscal year to the stockholders of record as of March 15, 2018, 2017 and 2016. The annual dividend was paid in cash and stock on the allocated shares. During the first quarter of 2018, the Board of Directors approved the 2.5% annual dividend to be paid on March 31, 2018 to stockholders of record as of March 1, 2018.

Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2018 and 2017, respectively, are summarized in the following table.

(Amounts in thousands)	2018	2017
Quarterly cash dividends	$1,713	$1,494
Annual cash dividends	11	18
Total cash dividends	$1,724	$1,512
Annual stock dividend	134	134
Annual cash dividend	11	18
Total ESOP required dividends	$145	$152
Allocated shares	7,437	7,779
Required dividend per share	0.0195	0.0195
Required dividends	$145	$152

In the fiscal years ended March 31, 2018 and 2017, 0.6 million and 0.6 million shares of redeemable convertible preferred stock, respectively, were allocated to the ESOP participants, including, in addition to the cash dividends, less than 0.1 million and less than 0.1 million preferred shares allocated as dividends, respectively.

Executive Retirement Expense - ADS has employment agreements with certain executives that include potential payments to be made to those executives upon termination. The terms of the termination payments vary by executive, but are generally based on current base salary and bonus levels at the time of termination. The contractual termination payments vest upon either (1) certain contingent occurrences terminating employment such as death, disability, layoff, the executive voluntarily quitting due to a breach of covenants by the Company or for other “good reason” or (2) the executive reaching a specified retirement age while still working for the Company, as defined in the individual employee agreement.

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

The compensation expense (benefit) recorded related to the executive termination payments for the fiscal years ended March 31, 2018, 2017, and 2016 was $1.5 million, $1.1 million and $(0.3) million, respectively,

Advanced Drainage Systems, Inc.

and is included in General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2018 and 2017, the executive termination payment obligation was $6.1 million and $5.1 million, respectively, and is included in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

Profit-Sharing Plan - The Company has a tax-qualified profit-sharing retirement plan with a 401(k) feature covering substantially all U.S. eligible employees. The Company did not make employer contributions to this plan in the fiscal years ended March 31, 2018, 2017, and 2016. The Company has a defined contribution postretirement benefit plan covering Canadian employees. The Company recognized costs of $0.7 million, $0.8 million and $0.6 million in the fiscal years ended March 31, 2018, 2017 and 2016.

16.	STOCK-BASED COMPENSATION

The Company has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Stock-based compensation expense is recorded in General and administrative expenses, Selling expenses and Cost of goods sold in the Consolidated Statements of Operations.

The Company recognized stock-based compensation expense (benefit) in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2018, 2017, and 2016:

(Amounts in thousands)	2018	2017	2016
Component of income before income taxes:
Cost of goods sold	$179	$177	$(300)
Selling expenses	105	177	(500)
General and administrative expenses	6,837	7,953	(5,068)
Total stock-based compensation expense (benefit)	$7,121	$8,307	$(5,868)

The following table summarizes stock-based compensation expense (benefit) by award type for the fiscal years ended March 31, 2018, 2017, and 2016:

(Amounts in thousands)	2018	2017	2016
Stock-based compensation expense (benefit):
Liability-classified stock options	$—	$4,936	$(6,784)
Equity-classified stock options	4,148	108	—
Restricted stock	1,741	1,945	916
Non-employee director	1,232	1,318	—
Total stock-based compensation expense (benefit)	$7,121	$8,307	$(5,868)

Advanced Drainage Systems, Inc.

On April 1, 2017, the Company modified all outstanding awards to remove the provision that permitted employees to satisfy their personal tax liability with the net settlement of shares in excess of minimum tax withholding. Consistent with the ASU in Note 1, employees can now withhold shares with a fair value up to the maximum statutory rate. Accordingly, the Company modified the awards previously accounted for as liability-classified to equity-classified and reclassified the carrying amount of the awards of $13.7 million to Paid-in capital in the Consolidated Balance Sheet. All stock options have been accounted for as equity-classified awards for the periods subsequent to the modification. Prior to the modification, liability-classified awards were reclassified to additional paid in capital at fair value when stock options were exercised.

The following table summarizes the assumptions used in estimating the fair value of stock options:

	2018	2017	2016
Common stock price	$19.35 - $22.95	$18.70 - $28.17	$18.34 - $33.03
Expected stock price volatility	32.1% - 35.6%	29.6% - 33.0%	31.1% - 39.3%
Risk-free interest rate	1.9% - 2.2%	0.9% - 1.9%	0.5% - 1.5%
Weighted-average expected option life (years)	5.6 – 6.0	0.5 – 5.1	0.5 – 6.2
Dividend yield	1.1% - 1.5%	0.9%	0.9%

2010 and 2013 Stock Options Plans

Equity classified stock option awards are measured based on the grant date estimated fair value of each award. Compensation expense for stock options is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.

2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) provides for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provides for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2018.

The stock option activity for the fiscal year ended March 31, 2018 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	195	$13.31	5.4
Granted	—	—	—
Exercised	(55)	11.73	—
Forfeited	(5)	15.74	—
Outstanding at end of year	135	13.85	4.8
Vested at end of year	81	12.61	4.1
Unvested at end of year	54	15.74	6.0
Fair value of options granted during the year		$—

All outstanding options are expected to vest.

Advanced Drainage Systems, Inc.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2018:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	59	$6.76
Granted	—	—
Vested	—	—
Forfeitures	(5)	6.76
Unvested at end of year	54	$6.76

As of March 31, 2018, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards under the 2000 plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 3.3 years.

No options vested during the fiscal years ended March 31, 2018, 2017 and 2016. No options were granted during the fiscal years ended March 31, 2018, 2017 and 2016. The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2018 was $1.6 million and $1.1 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2018, 2017, and 2016 were $0.5 million, $3.7 million and $3.7 million, respectively.

2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) provides for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provides for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. Options issued to the former Chief Executive Officer vested equally over four years and expire after approximately 10 years from issuance.

The Company had no shares available for grant under the 2013 Plan as of March 31, 2018.

The stock option activity for the fiscal year ended March 31, 2018 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	2,260	$16.04	6.7
Granted	3	22.95	—
Exercised	(618)	13.65	—
Forfeited	(143)	24.20	—
Outstanding at end of year	1,502	16.27	5.9
Vested at end of year	1,063	15.10	5.4
Unvested at end of year	439	19.09	6.5
Fair value of options granted during the year		$7.53

All outstanding options are expected to vest.

Advanced Drainage Systems, Inc.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2018:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	1,120	$8.51
Granted	3	7.53
Vested	(541)	8.76
Forfeited	(143)	7.99
Unvested at end of year	439	$8.42

As of March 31, 2018, there was a total of $2.4 million of unrecognized compensation expense related to unvested stock option awards under the 2013 Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.5 years.

The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2018 was $14.5 million and $11.4 million, respectively. The total fair value of options that vested during the fiscal years ended March 31, 2018, 2017, and 2016 were $4.7 million, $3.4 million, and $3.6 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2018 was $4.4 million.

2008 Restricted Stock Plan

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provides for the issuance of restricted stock awards to certain key employees. The restricted stock generally vest ratably over a five-year period from the original restricted stock grant date, contingent on the employee’s continuous employment by ADS. In certain instances, however, a portion of the grants vested immediately or for accounting purposes were deemed to have vested immediately, including the grants to the former Chief Executive Officer, which do not have a substantial risk of forfeiture as a result of different vesting provisions. Under the restricted stock plan, vested shares are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares.

The restricted stock is accounted for as equity-classified awards. The fair value of restricted stock is based on the fair value of the Company’s common stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

The Company had no shares available for grant under this plan as of March 31, 2018.

The information about the unvested restricted stock grants as of March 31, 2018 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	254	$21.92
Granted	1	22.15
Vested	(151)	21.25
Forfeited	(3)	22.49
Unvested at end of year	101	$22.95

The Company expects all restricted stock grants to vest.

At March 31, 2018, there was approximately $1.9 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.7 years. During the fiscal year ended March 31, 2018 and 2017, the weighted average grant date fair value of restricted stock granted was $22.15 and $24.20, respectively. No restricted stock was granted during the fiscal year

Advanced Drainage Systems, Inc.

ended March 31, 2016. During the fiscal years ended March 31, 2018, 2017, and 2016, the total fair value of restricted stock that vested was $2.9 million, $1.2 million and $1.1 million, respectively.
2017 Omnibus Plan

On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. The 2017 Incentive Plan provides for the issuance of a maximum of 3.5 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 3.3 million shares available for awards as of March 31, 2018. The 2017 Incentive Plan replaces the 2000 Incentive Stock Option Plan, 2008 Restricted Stock Plan, 2013 Stock Option Plan, and 2014 Non-Employee Director Compensation Plan (the “Prior Plans”) and no further grants will be made under the prior plans.

The stock option activity for the fiscal year ended March 31, 2018 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	—	—	—
Granted	198	$19.75	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of year	198	19.75	9.4
Vested at end of year	—	—	—
Unvested at end of year	198	19.75	9.4
Fair value of options granted during the year		5.94

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2018:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	—
Granted	198	$5.94
Vested	—	—
Forfeited	—	—
Unvested at end of year	198	$5.94

As of March 31, 2018, there was a total of $0.9 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Incentive Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 2.4 years.

Advanced Drainage Systems, Inc.

The aggregate intrinsic value for options outstanding as of March 31, 2018 was $1.2 million. There were no options that vested or were exercised during the fiscal year ended March 31, 2018.

The information about the unvested restricted stock grants as of March 31, 2018 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	$—
Granted	108	19.91
Vested	—	—
Forfeited	—	—
Unvested at end of year	108	$19.91

At March 31, 2018, there was approximately $1.2 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 2.4 years. During the fiscal year ended March 31, 2018, the weighted average grant date fair value of restricted stock granted was $19.91. During the fiscal year ended March 31, 2018, no restricted stock vested.

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

The Company has determined that the restricted stock granted to directors should be accounted for as equity-classified awards. The Company had no shares available for grant under this plan as of March 31, 2018.

The following table summarizes information about the unvested Non-Employee Director Compensation stock grants as of March 31, 2018 :

	2018
(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	40	$24.20
Granted	—	—
Vested	(40)	—
Unvested at end of year	—	$—

As of March 31, 2018, there was no unrecognized compensation expense.

17.     INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2018	2017	2016
United States	$72,109	$59,543	$45,159
Foreign	4,833	5,288	14,140
Total	$76,942	$64,831	$59,299

Advanced Drainage Systems, Inc.

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017	2016
Current:
Federal	$17,107	$24,318	$6,889
State and local	3,541	4,652	2,126
Foreign	2,242	3,040	3,791
Total current tax expense	22,890	32,010	12,806
Deferred:
Federal	(11,236)	(5,887)	10,019
State and local	(55)	(1,297)	1,431
Foreign	(188)	(211)	(758)
Total deferred tax expense (benefit)	(11,479)	(7,395)	10,692
Total Income tax expense	$11,411	$24,615	$23,498

For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2018	2017	2016
Federal statutory rate	31.5%	35.0%	35.0%
ESOP stock appreciation	5.4	4.1	5.0
Effect of tax rate of foreign subsidiaries	0.7	1.3	0.8
State and local taxes—net of federal income tax benefit	3.6	4.1	4.3
Stock-based compensation	0.5	0.3	(1.8)
Uncertain tax position change	0.3	(1.1)	(3.6)
Impact of tax reform	(19.4)	—	—
Return to provision - federal and state	(5.0)	1.1	—
Qualified production activity deduction	(2.5)	(3.3)	(0.9)
Closure of Puerto Rico	—	(4.2)	—
Other	(0.3)	0.7	0.8
Effective rate	14.8%	38.0%	39.6%

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U. S. corporate income tax rate from 35% to 21%, full expensing on qualified property, eliminates the domestic manufacturing deduction and implements a territorial tax system. The 21% U.S. corporate income tax rate is effective January 1, 2018. Based on the Company’s fiscal year end of March 31, the U.S. statutory federal rate is 31.5% for the fiscal year ended March 31, 2018.

The Company has recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be finalized when the fiscal 2018 U.S. corporate income tax return is filed.

The Company recognized an initial provisional amount for revaluing its deferred tax attributes resulting in a $14.7 million tax benefit for the quarter ended December 31, 2017. On the basis of revised computations during the fourth quarter, we recognized an additional deferred tax benefit of $1.3 million for the quarter ended March 31, 2018. A total deferred tax benefit of $16.0 million was recorded for the fiscal year ended March 31, 2018.

Advanced Drainage Systems, Inc.

The Company had an estimated $33.2 million of undistributed earnings on its foreign subsidiaries subject to the deemed mandatory repatriation. The Company recognized an initial provisional $4.4 million of income tax expense for the quarter ended December 31, 2017. After the utilization of existing foreign tax credits, the Company expected to pay additional U.S. federal taxes of approximately $0.9 million on the deemed mandatory repatriation as of the quarter ended December 31, 2017. On the basis of revised undistributed earnings computations that were calculated during the fourth quarter, we recognized an additional measurement-period adjustment of $0.8 million to income tax expense for the quarter ended March 31, 2018. A total transition tax expense of $5.2 million has been recorded for the fiscal year ended March 31, 2018. After the utilization of existing foreign tax credits, the Company expects to pay additional U.S. federal cash taxes of approximately $1.0 million as of the fiscal year ended March 31, 2018.

These undistributed earnings are intended to be reinvested indefinitely with the exception of cash dividends paid by our ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, in addition to the repatriation amount, that might be payable on the eventual remittance of such earnings.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2018	2017
Deferred tax assets:
State income taxes	$1,126	$1,474
ESOP loan repayment	891	1,363
Receivable and other allowances	1,696	2,660
Inventory	3,558	5,820
Non-qualified stock options	3,596	6,052
Executive termination payments (Note 15)	1,299	2,044
Worker’s compensation	732	1,323
Foreign net operating losses	445	2,223
Other	2,441	3,359
Total deferred tax assets	15,784	26,318
Less: valuation allowance	(26)	(2,223)
Total net deferred tax assets	15,758	24,095
Deferred tax liabilities:
Intangible assets	4,254	9,728
Property, plant and equipment	38,181	52,322
Goodwill	3,698	3,886
Other	1,814	1,464
Total deferred tax liabilities	47,947	67,400
Net deferred tax liability	$32,189	$43,305

Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2018	2017
Net non-current deferred tax assets	$115	$702
Net non-current deferred tax liabilities	32,304	44,007

Advanced Drainage Systems, Inc.

Accounting for Uncertain Tax Positions

As of March 31, 2018, the Company had unrecognized tax benefit of $7.6 million, which if resolved favorably, would reduce income tax expense by $7.6 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2018, 2017, and 2016 is as follows:

(Amounts in thousands)	2018	2017	2016
Balance at beginning of year	$6,196	$7,998	$10,452
Tax positions taken in current year	81	—	917
Decreases in tax positions for prior years	—	(1,786)	(599)
Increases in tax positions for prior years	5,108	80	358
Lapse of statute of limitations	(3,940)	(96)	(3,130)
Foreign translation adjustment	148	—	—
Balance at end of year	$7,593	$6,196	$7,998

The unrecognized tax benefits are primarily recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $2.1 million and $1.8 million at March 31, 2018 and 2017, respectively.

It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next twelve months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitation.

The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2015 through March 31, 2018. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2014 through March 31, 2018. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2014 through March 31, 2018.

18.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

Basic net income per share is calculated by dividing the Net income available to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the Net income available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period.

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common stockholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. After the effective date of the IPO, management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through March 31, 2018, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2018, 2017, and 2016, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2018	2017	2016
NET INCOME PER SHARE — BASIC:
Net income attributable to ADS	$62,007	$32,950	$25,052
Adjustment for:
Accretion of redeemable noncontrolling interest in subsidiaries	—	(1,560)	(932)
Dividends paid to redeemable convertible preferred stockholders	(1,858)	(1,646)	(1,425)
Dividends paid to unvested restricted stockholders	(49)	(73)	(24)
Net income available to common stockholders and participating securities	60,100	29,671	22,671
Undistributed income allocated to participating securities	(4,514)	(1,700)	(1,270)
Net income available to common stockholders — Basic	55,586	27,971	21,401
Weighted average number of common shares outstanding — Basic	55,696	54,919	53,978
Net income per common share — Basic	$1.00	$0.51	$0.40
NET INCOME PER SHARE — DILUTED:
Net income available to common stockholders — Diluted	55,586	27,971	21,401
Weighted average number of common shares outstanding — Basic	55,696	54,919	53,978
Assumed exercise of stock options	638	705	1,198
Weighted average number of common shares outstanding — Diluted	56,334	55,624	55,176
Net income per common share — Diluted	$0.99	$0.50	$0.39
Potentially dilutive securities excluded as anti- dilutive	6,167	6,228	6,383

Stockholders’ Equity – During the fiscal year ended March 31, 2018, the Company repurchased 0.4 million shares of common stock at a cost of $7.9 million. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of March 31, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

Treasury Stock Retirement – On November 1, 2017, the Board of Directors resolved to retire 97.7 million shares of Treasury Stock. The retirement of the Treasury Stock resulted in a reclassification of Treasury stock to Paid-In-Capital and did not have an impact on Total Stockholders’ Equity.

Advanced Drainage Systems, Inc.

19.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2018	2017
Accrued compensation and benefits(1)	$17,980	$17,066
Accrued rebate liability(2)	12,938	8,480
Self-insurance accruals	12,439	8,559
Current portion of liability-classified stock-based awards	—	11,926
Other	17,203	20,355
Total accrued liabilities	$60,560	$66,386

(1)	Accrued compensation and benefits is primarily comprised of accrued payroll, bonuses and commissions.
(2)	Accrued rebate liability represents the Company’s estimated rebates to be paid to customers.
20.	BUSINESS SEGMENT INFORMATION

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

Domestic

The Company’s Domestic segment manufactures and markets products throughout the United States. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. The Company also sells through a broad variety of buying groups and co-ops in the United States. Products include single wall pipe, N-12 HDPE pipe sold into the Storm sewer and Infrastructure markets, High Performance PP pipe sold into the Storm sewer and sanitary sewer markets, and our broad line of Allied Products including StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. The Company’s Domestic segment sales are diversified across all regions of the country.

International

The Company’s International segment manufactures and markets products in certain regions outside of the United States, with a growth strategy focused on Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint-ventures with local partners in Mexico and South America. The Company’s joint venture strategy provides it with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. The Company’s Mexican joint venture (ADS Mexicana) primarily serves the Mexican and Central American markets, while its South American Joint Venture (Tigre-ADS) is the primary channel to serve the South American markets. The Company’s International product line includes single wall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products in each of the fiscal years ended March 31:

(Amounts in thousands)	2018	2017	2016
Domestic
Pipe	$835,421	$786,546	$812,071
Allied Products	339,011	315,690	301,725
Total domestic	1,174,432	1,102,236	1,113,796
International
Pipe	118,644	122,384	139,731
Allied Products	37,278	32,641	37,151
Total international	155,922	155,025	176,882
Total net sales	$1,330,354	$1,257,261	$1,290,678

The following sets forth certain additional financial information attributable to the reportable segments for the fiscal years ended March 31.

(Amounts in thousands)	2018	2017	2016
Segment Adjusted EBITDA
Domestic	$191,629	$175,676	$162,875
International	18,601	17,695	24,465
Total	$210,230	$193,371	$187,340
Interest expense
Domestic	$14,929	$17,049	$17,908
International	333	418	552
Total	$15,262	$17,467	$18,460
Income tax expense
Domestic	$9,199	$21,786	$20,465
International	2,212	2,829	3,033
Total	$11,411	$24,615	$23,498
Depreciation and amortization
Domestic	$66,978	$63,747	$62,625
International	8,025	8,608	8,384
Total	$75,003	$72,355	$71,009
Equity in net (loss) income of unconsolidated affiliates
Domestic	$(2,427)	$(505)	$181
International	1,688	(3,803)	(5,415)
Total	$(739)	$(4,308)	$(5,234)
Capital expenditures
Domestic	$39,562	$39,642	$37,242
International	2,147	7,034	7,700
Total	$41,709	$46,676	$44,942

Advanced Drainage Systems, Inc.

The following sets forth certain additional financial information attributable to the reportable segments as of March 31:

(Amounts in thousands)	2018	2017
Investments in unconsolidated affiliates
Domestic	$—	$2,427
International	12,343	6,559
Total	$12,343	$8,986
Total identifiable assets
Domestic	$904,718	$917,006
International	142,822	134,987
Eliminations	(4,298)	(5,708)
Total	$1,043,242	$1,046,285

Reconciliation of Segment Adjusted EBITDA to Net income

	2018		2017		2016
(Amounts in thousands)	Domestic	International	Domestic	International	Domestic	International
Net income (loss)	$57,279	$7,513	$35,118	$790	$24,875	$5,692
Depreciation and amortization	66,978	8,025	63,747	8,608	62,625	8,384
Interest expense	14,929	333	17,049	418	17,908	552
Income tax expense	9,199	2,212	21,786	2,829	20,465	3,033
Derivative fair value adjustments	(443)	—	(10,921)	—	2,139	24
Foreign currency transaction (gains) losses	—	(1,748)	—	(1,629)	—	697
Loss (gain) on disposal of assets and costs from exit and disposal activities	14,248	755	4,793	3,716	892	(80)
Unconsolidated affiliates interest, taxes, depreciation and amortization (a)	1,181	1,511	1,088	1,663	1,052	2,163
Contingent consideration remeasurement	39	—	(265)	—	371	—
Stock-based compensation expense (benefit)	7,121	—	8,307	—	(5,868)	—
ESOP deferred stock-based compensation	11,724	—	9,568	—	10,250	—
Executive retirement expense (benefit)	1,473	—	1,092	—	(294)	—
Loss related to BaySaver step acquisition	—	—	—	—	490	—
Inventory step up related to PTI acquisition	—	—	525	—	—	—
Bargain purchase gain on PTI acquisition	—	—	(609)	—	—	—
Restatement-related costs (b)	4,227	—	24,026	—	27,970	—
Legal settlement(c)	2,000	—	—	—	—	—
Impairment on investment in unconsolidated affiliate(d)	312	—	—	1,300	—	4,000
Transaction costs (e)	1,362	—	372	—	—	—
Segment Adjusted EBITDA (f)	$191,629	$18,601	$175,676	$17,695	$162,875	$24,465

Advanced Drainage Systems, Inc.

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

(c)	Represents settlement agreement to resolve the Hayes matter, as further discussed in “Note 14. Commitments and Contingencies” to the Consolidated Financial Statements.
(d)	Represents an other-than-temporary impairment of our investments in Tigre-ADS USA and the South American Joint Venture.
(e)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and asset acquisitions and dispositions.
(f)	A portion of the reduction in International Adjusted EBITDA from fiscal 2016 to fiscal 2017 is related to transfer pricing. The reduction is fully offset by an increase in Domestic Adjusted EBITDA.

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2018	2017	2016
Net Sales
North America	$1,313,917	$1,243,074	$1,274,700
Other	16,437	14,187	15,978
Total	$1,330,354	$1,257,261	$1,290,678

(Amounts in thousands)	2018	2017
Long-Lived Assets (a)
North America	$401,470	$411,752
Other	12,343	6,559
Total	$413,813	$418,311

(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
21.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2018	2017	2016
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$17,890	$17,273	$18,352
Income taxes	24,510	13,525	32,175

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2018	2017	2016
Supplemental disclosures of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$134	$134	$132
Purchases of plant, property, and equipment included in accounts payable	1,258	2,549	1,165
Receivable recorded for sale of businesses	—	—	150
ESOP distributions in common stock	11,566	7,425	10,250
Assets acquired and obligation incurred under capital lease	26,571	26,276	34,207
Lease obligation retired upon disposition of leased assets	636	390	134
Reclassification of liability-classified stock options and restricted stock to equity	—	4,147	3,702
Contribution of net accounts receivable to the South American Joint Venture	2,785	—	—
Payable recorded for business acquisition	300	950	—

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended March 31, 2018 and 2017. In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods.

	Fiscal Year 2018
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Net sales	$250,114	$320,832	$401,049	$358,359
Gross profit	48,115	77,826	89,801	86,739
Net (loss) income	(4,856)	33,215	17,959	18,474
Net (loss) income attributable to ADS	(5,703)	32,105	17,863	17,742
Net (loss) income per share
Basic (1)	$(0.11)	$0.52	$0.29	$0.29
Diluted (1)	$(0.11)	$0.51	$0.29	$0.28

	Fiscal Year 2017
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net sales	$244,184	$294,716	$360,785	$357,576
Gross profit	39,251	69,441	90,512	96,606
Net (loss) income	(18,052)	10,258	24,281	19,421
Net (loss) income attributable to ADS	(18,110)	9,053	23,734	18,273
Net (loss) income per share
Basic (1)	$(0.34)	$0.14	$0.38	$0.29
Diluted (1)	$(0.34)	$0.14	$0.38	$0.29

(1) The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

Advanced Drainage Systems, Inc.

23.	SUBSEQUENT EVENTS

Dividends on Common Stock - During the first quarter of fiscal 2019, the Company declared a quarterly cash dividend of $0.08 per share of common stock. The dividend is payable on June 15, 2018 to stockholders of record at the close of business on June 5, 2018.

* * * * * *

Advanced Drainage Systems, Inc.

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2018,

2017 and 2016 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
2018	$10,431	$503	$(391)	$(3,717)	$6,826
2017	7,956	2,940	(13)	(452)	10,431
2016	5,423	3,542	(81)	(928)	7,956

(1)	Amounts represent the impact of foreign currency translation.
(2)

Amounts includes the release of a $3.0 million allowance related to the South American Joint Venture capital contribution. See “Note 10. Investment in Unconsolidated Affiliates” for additional information.