Form 10-Q
period 2018-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2018-08-09
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 56,929,194 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of July 31, 2018, 320,474 shares of unvested restricted common stock were outstanding and 22,985,628 shares of ESOP, preferred stock, convertible into 17,680,545 shares of common stock, were outstanding. As of July 31, 2018, 74,930,213 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$18,394	$17,587
Receivables (less allowance for doubtful accounts of $6,968 and $6,826, respectively)	228,905	171,961
Inventories	261,721	263,792
Other current assets	8,740	5,113
Total current assets	517,760	458,453
Property, plant and equipment, net	391,710	399,381
Other assets:
Goodwill	102,792	103,017
Intangible assets, net	42,486	44,437
Other assets	36,158	37,954
Total assets	$1,090,906	$1,043,242
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$26,623	$26,848
Current maturities of capital lease obligations	21,787	22,007
Accounts payable	102,884	105,521
Other accrued liabilities	66,037	60,560
Accrued income taxes	16,090	6,307
Total current liabilities	233,421	221,243
Long-term debt obligations (less unamortized debt issuance costs of $2,837 and $3,028, respectively)	278,561	270,900
Long-term capital lease obligations	57,388	59,963
Deferred tax liabilities	34,008	32,304
Other liabilities	22,950	25,023
Total liabilities	626,328	609,433
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,987 and 23,300 shares outstanding, respectively	287,337	291,247
Deferred compensation – unearned ESOP shares	(187,772)	(190,168)
Redeemable noncontrolling interest in subsidiaries	8,474	8,471
Total mezzanine equity	108,039	109,550
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 57,366 shares issued; 56,925 and 56,476 shares outstanding, respectively	11,431	11,426
Paid-in capital	375,215	364,908
Common stock in treasury, at cost	(9,033)	(8,277)
Accumulated other comprehensive loss	(24,684)	(21,247)
Retained deficit	(11,976)	(39,214)
Total ADS stockholders’ equity	340,953	307,596
Noncontrolling interest in subsidiaries	15,586	16,663
Total stockholders’ equity	356,539	324,259
Total liabilities, mezzanine equity and stockholders’ equity	$1,090,906	$1,043,242

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2018	2017
Net sales	$387,847	$358,359
Cost of goods sold	288,156	271,620
Gross profit	99,691	86,739
Operating expenses:
Selling	24,165	23,099
General and administrative	21,382	26,676
Loss on disposal of assets and costs from exit and disposal activities	1,104	3,423
Intangible amortization	1,984	2,044
Income from operations	51,056	31,497
Other expense:
Interest expense	3,802	4,479
Derivative gains and other income, net	(814)	(954)
Income before income taxes	48,068	27,972
Income tax expense	14,284	9,746
Equity in net loss (income) of unconsolidated affiliates	133	(248)
Net income	33,651	18,474
Less: net income attributable to noncontrolling interest	1,371	732
Net income attributable to ADS	32,280	17,742
Weighted average common shares outstanding:
Basic	56,594	55,303
Diluted	57,158	56,010
Net income per share:
Basic	$0.51	$0.29
Diluted	$0.51	$0.28
Cash dividends declared per share	$0.08	$0.07

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2018	2017
Net income	$33,651	$18,474
Currency translation (loss) gain	(4,812)	3,427
Comprehensive income	28,839	21,901
Less: other comprehensive (loss) gain attributable to noncontrolling interest	(1,375)	851
Less: net income attributable to noncontrolling interest	1,371	732
Total comprehensive income attributable to ADS	$28,843	$20,318

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$33,651	$18,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,827	18,221
Deferred income taxes	1,729	(281)
Loss on disposal of assets and costs from exit and disposal activities	1,104	3,423
ESOP and stock-based compensation	5,580	4,304
Amortization of deferred financing charges	191	353
Fair market value adjustments to derivatives	(625)	191
Equity in net loss (income) of unconsolidated affiliates	133	(248)
Other operating activities	(1,030)	(1,656)
Changes in working capital:
Receivables	(54,910)	(47,469)
Inventories	1,040	(2,445)
Prepaid expenses and other current assets	(3,665)	(2,547)
Accounts payable, accrued expenses, and other liabilities	8,806	(6,857)
Net cash provided by (used in) operating activities	9,831	(16,537)
Cash Flows from Investing Activities
Capital expenditures	(6,874)	(17,949)
Other investing activities	(109)	(254)
Net cash used in investing activities	(6,983)	(18,203)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	101,400	212,950
Payments on Revolving Credit Facility	(93,700)	(155,750)
Payments on Term Loan	—	(72,500)
Proceeds from Senior Notes	—	75,000
Debt issuance costs	—	(2,268)
Payments of notes, mortgages and other debt	(230)	(1,225)
Payments on capital lease obligations	(5,885)	(6,066)
Cash dividends paid	(6,141)	(4,353)
Proceeds from exercise of stock options	3,215	6
Repurchase of common stock	—	(7,947)
Other financing activities	(257)	(652)
Net cash (used in) provided by financing activities	(1,598)	37,195
Effect of exchange rate changes on cash	(443)	(188)
Net change in cash	807	2,267
Cash at beginning of period	17,587	6,450
Cash at end of period	$18,394	$8,717
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$952	$5,899
Cash paid for interest	4,000	4,498
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	3,171	9,588
Balance in accounts payable for the acquisition of property, plant and equipment	1,851	2,593

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compreh-ensive	Retained	Total ADS Stock- holders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	—	—	17,742	17,742	528	18,270	—	—	—	—	204	204
Other comprehensive income (loss)	—	—	—	—	—	2,576	—	2,576	851	3,427	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(458)	(458)	—	(458)	—	—	—	—	—	—
Common stock dividends ($0.07 per share)	—	—	—	—	—	—	(3,895)	(3,895)	—	(3,895)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	602	—	—	—	—	602	—	602	—	—	(161)	2,012	—	2,012
Exercise of common stock options	—	—	3	(1)	3	—	—	6	—	6	—	—	—	—	—	—
Restricted stock awards	—	—	447	(33)	147	—	—	594	—	594	—	—	—	—	—	—
Reclassification of liability- classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714	—	—	—	—	—	—
Equity classified stock-based compensation expense before related tax effects	—	—	1,084	—	—	—	—	1,084	—	1,084	—	—	—	—	—	—
ESOP distribution in common stock	—	—	3,237	(274)	1,220	—	—	4,457	—	4,457	(357)	(4,457)	—	—	—	(4,457)
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)	—	—	—	—	—	—
Balance at June 30, 2017	153,560	$12,393	$774,874	98,314	$(443,561)	$(22,239)	$(70,289)	$251,178	$16,286	$267,464	23,868	$298,357	15,702	$(196,204)	$8,431	$110,584
Balance at April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	—	—	32,280	32,280	1,033	33,313	—	—	—	—	338	338
Other comprehensive income (loss)	—	—	—	—	—	(3,437)	—	(3,437)	(1,375)	(4,812)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(497)	(497)	—	(497)	—	—	—	—	—	—
Common stock dividends ($0.08 per share)	—	—	—	—	—	—	(4,545)	(4,545)	—	(4,545)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(735)	(735)	—	—	—	—	(335)	(335)
Allocation of ESOP shares to participants for compensation	—	—	1,625	—	—	—	—	1,625	—	1,625	—	—	(192)	2,396	—	2,396
Exercise of common stock options	217	2	3,215	26	(704)	—	—	2,513	—	2,513	—	—	—	—	—	—
Restricted stock awards	19	1	786	2	(52)	—	—	735	—	735	—	—	—	—	—	—
Equity classified stock-based compensation expense before related tax effects	—	—	773	—	—	—	—	773	—	773	—	—	—	—	—	—
ESOP distribution in common stock	241	2	3,908	—	—	—	—	3,910	—	3,910	(313)	(3,910)	—	—	—	(3,910)
Balance at June 30, 2018	57,366	$11,431	$375,215	441	$(9,033)	$(24,684)	$(11,976)	$340,953	$15,586	$356,539	22,987	$287,337	15,027	$(187,772)	$8,474	$108,039

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2018 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2018 (“Fiscal 2018 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2018 and the results of operations and cash flows for the three months ended June 30, 2018. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2018 Form 10-K.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Revenue Recognition - In May 2014, the FASB issued an accounting standards update (“ASU”) which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional accounting standards update that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional accounting standards updates issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted these standards on April 1, 2018 using the modified retrospective transition method. See “Note 3. Revenue Recognition” for further information on the adoption of the revenue recognition ASU.

Advanced Drainage Systems, Inc.

Cash Flow Classification - In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented, but may be applied prospectively if retrospective application would be impracticable. The Company adopted this update effective April 1, 2018 using the retrospective method. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

Goodwill Impairment - In January 2017, the FASB issued an ASU which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Consolidated Financial Statements.

Definition of a Business - In January 2017, the FASB issued an ASU to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Consolidated Financial Statements.

Stock-Based Compensation - In May 2017, the FASB issued an ASU to clarify when modification accounting should be applied for changes to the terms or conditions of share-based payment awards. The amendments clarify that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Condensed Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Leases - In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs such as property taxes and insurance, as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The standard requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. The Company expects to adopt this standard effective April 1, 2019. The Company has implemented a new software solution to improve the process of tracking and accounting for leases under the current and new standards. The Company has not yet determined whether to

Advanced Drainage Systems, Inc.

apply any of the available practical expedients. The Company is in the process of reviewing contracts under the new standard to determine the impact the new standard will have on the Condensed Consolidated Financial Statements.

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

Hedge Accounting – In August 2017, the FASB issued an ASU which expands an entity’s ability to apply hedge accounting for non-financial and financial risk components and provides a simplified approach for fair value hedging of interest rate risk. The standard also refines how entities assess hedge effectiveness. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company expects to adopt this standard effective April 1, 2019. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2018 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), including closing two underutilized manufacturing facilities, reducing headcount, optimizing product offerings and eliminating nonessential costs, designed to improve the Company’s cost structure. As additional restructuring opportunities may be identified, the Company does not have an estimated completion date or expected total cost estimate for the 2018 Restructuring Plan. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Accelerated depreciation	$—	$2,041
Plant severance	(35)	641
Corporate severance	—	—
Other restructuring activities	31	—
Total 2018 Restructuring Plan activities	$(4)	$2,682
Loss on other disposals and partial disposals of property, plant and equipment	1,108	741
Total loss on disposal of assets and costs from exit and disposal activities	$1,104	$3,423

Approximately $2.7 million of the Total 2018 Restructuring Plan activities related to the Domestic reporting segment for the three months ended June 30, 2017, respectively. There were no 2018 Restructuring Plan activities related to the International reporting segment for the three months ended June 30, 2018 and 2017, respectively.

Advanced Drainage Systems, Inc.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan at June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,
	2018	2017
(Amounts in thousands)	(In thousands)
Balance at the beginning of the period	$3,901	$—
Expenses	55	—
Non-cash expenses	(59)	—
Payments	(1,074)	—
Balance at the end of the period	$2,823	$—

As of June 30, 2018 and March 31, 2018, the Company had $0.4 million and $0.5 million of long-term severance liability related to the restructuring activities recorded in Other liabilities in the Condensed Consolidated Balance Sheet.

3.	REVENUE RECOGNITION

On April 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), and all related amendments using the modified retrospective transition method. The adoption of ASC 606 did not impact the opening retained earnings balance or cause a material shift in the amount or timing of revenue recognition. Results for reporting periods beginning after April 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in a consistent manner with historical accounting policies.

The Company generates revenue by selling pipe and related water management products primarily to distributors, retailers, buying groups and co-operative buying groups. Products are shipped predominately by the Company’s internal fleet, and the Company does not provide any additional revenue generating services after product delivery. Payment terms and conditions vary by contract.

Revenue is recognized at the point in-time obligations under the terms of a contract with a customer are satisfied; generally upon the transfer of control of the promised goods. In substantially all of the Company’s contracts with customers, control is transferred to the customer upon delivery. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is presented in the Condensed Consolidated Statements of Operations net of allowances for returns, rebates, discounts, and taxes collected concurrently with revenue-producing activities.

Refer to “Note 13. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment. The disclosure of Net sales by reportable segment is aligned by geographical region and product type and best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Significant Judgments - The Company’s performance obligation under contracts with customers is to sell and deliver pipe and related water products. The Company’s contracts with customers may contain multiple performance obligations by promising to deliver multiple products to the customer. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

The Company’s products are generally sold with a right of return, and the Company may provide credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Variable consideration is estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Advanced Drainage Systems, Inc.

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The adoption of this standard resulted in the Company recording a contract asset for estimated inventory returns. On April 1, 2018, the estimated inventory returns resulted in a $0.6 million decrease in Receivables, net and a $0.6 million increase in Other current assets on the Company’s Consolidated Balance Sheets. The following table presents the balance of the Company’s contract asset and liability as of June 30, 2018 and April 1, 2018:

	June 30, 2018	April 1, 2018
	(In thousands)
Contract asset - product returns	$674	$577
Refund liability	1,610	1,468

Practical Expedients and Exemptions - The Company expenses incremental costs to obtain a contract (e.g. sales commissions) when incurred as the amortization period would have been one year or less. These costs are recorded within selling expenses on the Condensed Consolidated Statements of Operations.

The Company has elected the accounting policy election permitted by ASC 606 to account for shipping and handling costs as activities to fulfill the promise to transfer the goods when these activities are performed after a customer obtains control of the goods. Revenue will be recognized at the point of shipment.

The Company has elected the accounting policy to exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, for example, sales, use, value added, and some excise taxes.

Further, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	June 30, 2018	March 31, 2018
	(In thousands)
Raw materials	$54,591	$54,909
Finished goods	207,130	208,883
Total inventories	$261,721	$263,792

There were no work-in-process inventories as of the periods presented.

5.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$818	$—	$818	$—
Interest rate swaps	3,414	—	3,414	—
Total assets at fair value on a recurring basis	$4,232	$—	$4,232	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$326	$—	$326	$—
Contingent consideration for acquisitions	460	—	—	460
Total liabilities at fair value on a recurring basis	$786	$—	$326	$460

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$596	$—	$596	$—
Interest rate swaps	2,801	—	2,801	—
Total assets at fair value on a recurring basis	$3,397	$—	$3,397	$—
Liabilities:
Derivative liability - diesel fuel contracts	$116	$—	$116	$—
Contingent consideration for acquisitions	578	—	—	578
Total liabilities at fair value on a recurring basis	$694	$—	$116	$578

For the three months ended June 30, 2018 and 2017, respectively, there were no transfers in or out of Levels 1, 2 or 3.

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

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$578	$1,348
Change in fair value	2	26
Payments of contingent consideration liability	(120)	(516)
Balance at the end of the period	$460	$858

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed

Advanced Drainage Systems, Inc.

in “Note 12. Debt” in the Company’s Fiscal 2018 Form 10-K) were $125.0 million and $121.8 million, respectively, as of June 30, 2018 and $125.0 million and $122.3 million, respectively, at March 31, 2018. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

6.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in Interest expense. For collars, commodity swaps and foreign currency forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Diesel fuel option collars	$(12)	$276
Interest rate swaps	(613)	(85)
Total net unrealized mark-to-market (gains) losses	$(625)	$191
Diesel fuel option collars	(308)	52
Foreign exchange forward contracts	(51)	—
Interest rate swaps	(25)	—
Total net realized (gains) losses	$(384)	$52

A summary of the fair value of derivatives is included in “Note 5. Fair Value Measurement.”

7.NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2018	2017
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$32,280	$17,742
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(497)	(489)
Dividends paid to unvested restricted stockholders	(15)	(19)
Net income available to common stockholders and participating securities	31,768	17,234
Undistributed income allocated to participating securities	(2,712)	(1,429)
Net income available to common stockholders – Basic	$29,056	$15,805
Weighted average number of common shares outstanding – Basic	56,594	55,303
Net income per common share – Basic	$0.51	$0.29
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$29,056	$15,805
Weighted average number of common shares outstanding – Basic	56,594	55,303
Assumed exercise of stock options	564	707
Weighted average number of common shares outstanding – Diluted	57,158	56,010
Net income per common share – Diluted	$0.51	$0.28
Potentially dilutive securities excluded as anti-dilutive	6,166	6,459

Stockholders’ Equity –During the three months ended June 30, 2017, the Company repurchased 0.4 million shares of common stock at a cost of $7.9 million. The Company did not repurchase any shares of common stock during the three months ended June 30, 2018. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of June 30, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

8.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

ADS Mexicana’s Revolving Credit Facility expired on June 22, 2018 and was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain

Advanced Drainage Systems, Inc.

base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of June 30, 2018 there were no borrowings under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of June 30, 2018. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2018 and March 31, 2018, the outstanding principal balances of the credit facility including letters of credit were $13.4 million and $14.5 million, respectively. As of June 30, 2018, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2018 was 5.7% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales with ADS and its other related parties, which totaled $0.6 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. ADS pipe sales to the South American Joint Venture were $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively.

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

Tigre-ADS USA - Tigre-ADS USA was a joint venture established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. In April 2018, the Company and the joint venture partner agreed to exchange the Company’s shares of Tigre-ADS USA for a release from the existing debt guarantees. Following the exchange, the Company no longer has an ownership interest in Tigre-ADS USA.

As of June 30, 2018, ADS is the guarantor of 49% of a specific Tigre-ADS USA credit facility. The Company’s maximum potential obligation under this guarantee was $1.2 million as of June 30, 2018. The Company was released from the guarantee of Tigre-ADS USA’s debt on July 12, 2018.

ADS purchased $0.5 million and $0.6 million of Tigre-ADS USA manufactured products for use in the production of ADS products during the three months ended June 30, 2018 and 2017.

Advanced Drainage Systems, Inc.

9.	DEBT

Long-term debt as of the periods presented consisted of the following:

	June 30, 2018	March 31, 2018
	(In thousands)
Secured Bank Term Loans:
Revolving Credit Facility — ADS	$179,200	$171,500
Revolving Credit Facility — ADS Mexicana	—	—
Senior Notes payable	125,000	125,000
Industrial revenue bonds	710	940
Equipment financing	3,111	3,336
Total	308,021	300,776
Unamortized debt issuance costs	(2,837)	(3,028)
Current maturities	(26,623)	(26,848)
Long-term debt obligation	$278,561	$270,900

Events Related to the Secured Bank Term Loans - On June 22, 2018, the Company’s $12.0 million Revolving Credit Facility – ADS Mexicana matured. At June 22, 2018, there were no borrowings under the Revolving Credit Facility – ADS Mexicana.

Fiscal 2019 Amendment to the Secured Bank Term Loans – On July 9, 2018, the Company amended the Second Amended and Restated Credit (the “Credit Agreement”) and the Second Amended and Restated Private Shelf Agreement (the “Private Shelf Agreement”) to amend the definition of Consolidated EBITDA and changed the timing of the quarterly rate adjustments. In addition, the amendment to the Credit Agreement clarified the process of a transition to replace LIBOR which is being phased out.

10.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such noncancelable purchase contracts in place at June 30, 2018, the Company has agreed to purchase resin over the period July 2018 through December 2018 at a committed purchase cost of $8.9 million.

Litigation and Other Proceedings – As previously disclosed in the Company’s Fiscal 2018 Form 10-K, the Company’s historical accounting practices were the subject of an investigation by SEC’s Division of Enforcement (the “Enforcement Division”), which began in August 2015. That matter was resolved on July 10, 2018 via a settlement between the Company and the SEC. Pursuant to the settlement, the Company consented to the entry of an administrative order without admitting or denying the findings therein. The order required the Company to cease and desist from committing or causing any violations and any future violations of certain provisions of the federal securities laws and the rules promulgated thereunder and to pay a civil monetary penalty of $1.0 million, which payment has been made. The Company previously accrued an expense for the penalty amount during Fiscal 2018.

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

Advanced Drainage Systems, Inc.

11.	INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rate from 35% to 21%, full expensing on qualified property, eliminates the domestic manufacturing deduction and implements a territorial tax system. The 21% U.S. corporate income tax rate was effective January 1, 2018.

The Company has recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. During the three months ended June 30, 2018, the Company did not make any adjustments to its provisional amounts included in its Consolidated Financial Statements for the year ended March 31, 2018. The accounting is expected to be finalized in conjunction with the filing of the fiscal 2018 U.S. corporate income tax return, no later than the close of third quarter fiscal 2019.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended June 30, 2018 and 2017, the Company utilized an effective tax rate of 29.7% and 34.8%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate primarily due to state and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the effective tax rate for the three months ended June 30, 2017 differed from the federal statutory rate due to the impact of a $1.0 million discrete income tax benefit related to the release of tax reserves.

12.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Component of income before income taxes:
Cost of goods sold	$62	$45
Selling expenses	36	25
General and administrative expenses	1,461	1,620
Total stock-based compensation expense	$1,559	$1,690

Advanced Drainage Systems, Inc.

The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$773	$1,084
Restricted Stock	543	368
Non-Employee Directors	243	238
Total stock-based compensation expense	$1,559	$1,690

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

During the three months ended June 30, 2018, the Company granted 0.1 million shares of restricted stock. The grant date fair value of the restricted stock was $2.3 million.

Performance Units - In addition, the Company granted 0.1 million performance units, subject to performance and services conditions. The grant date fair value of the performance units was $2.8 million, based on the market price of the Company’s common stock at the date of the grant. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. The performance units have a 3-year performance period from April 1, 2018 through March 31, 2021. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

Options – During the three months ended June 30, 2018, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $1.9 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the three months ended June 30, 2018:

Three Months Ended June 30, 2018
Common stock price	$25.75
Expected stock price volatility	30.5%
Risk-free interest rate	2.9%
Weighted-average expected option life (years)	6.0
Dividend yield	1.2%

13.	BUSINESS SEGMENTS INFORMATION

The Company operates its business in two distinct operating and reportable segments based on the markets it serves: “Domestic” and “International.” The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on Net sales and Segment Adjusted EBITDA. The Company calculates Segment Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, stock-based

Advanced Drainage Systems, Inc.

compensation expense, non-cash charges and certain other expenses. Beginning, April 1, 2018, the Company revised its allocation of allowances for returns, rebates, and discounts between Pipe and Allied Products for segment reporting purposes. Prior to April 1, 2018, the Company allocated substantially all returns, rebates, and discounts to Pipe net sales. These changes did not impact the Company’s previously reported consolidated financial results. The prior period segment results and related disclosures have been recast to conform to the current year presentation under the new allocation methodology. The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Domestic
Pipe	$242,026	$228,623
Allied Products	100,472	90,874
Total domestic	342,498	319,497
International
Pipe	34,448	29,954
Allied Products	10,901	8,908
Total international	45,349	38,862
Total Net sales	$387,847	$358,359

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended June 30, 2018
Net sales	$342,498	$45,349	$387,847
Segment Adjusted EBITDA	68,832	6,311	75,143
Interest expense	3,757	45	3,802
Income tax expense	13,257	1,027	14,284
Depreciation and amortization	15,953	1,874	17,827
Equity in net loss of unconsolidated affiliates	—	133	133
Capital expenditures	5,881	993	6,874
For the three months ended June 30, 2017
Net sales	$319,497	$38,862	$358,359
Segment Adjusted EBITDA	55,089	5,256	60,345
Interest expense	4,385	94	4,479
Income tax expense	9,515	231	9,746
Depreciation and amortization	16,263	1,958	18,221
Equity in net loss (income) of unconsolidated affiliates	218	(466)	(248)
Capital expenditures	17,108	841	17,949

Advanced Drainage Systems, Inc.

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	June 30, 2018	March 31, 2018
	(In thousands)
Investments in unconsolidated affiliates
International	$11,028	$12,343
Total	$11,028	$12,343
Total identifiable assets
Domestic	$963,346	$904,718
International	145,746	142,822
Eliminations	(18,186)	(4,298)
Total	$1,090,906	$1,043,242

The following reconciles segment adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended June 30,
	2018		2017
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$30,589	$3,062	$15,150	$3,324
Depreciation and amortization	15,953	1,874	16,263	1,958
Interest expense	3,757	45	4,385	94
Income tax expense	13,257	1,027	9,515	231
Segment EBITDA	63,556	6,008	45,313	5,607
Derivative fair value adjustments	(12)	—	191	—
Foreign currency transaction gains	—	(171)	—	(869)
Loss on disposal of assets and costs from exit and disposal activities	1,009	95	3,319	104
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	—	379	294	414
Contingent consideration remeasurement	2	—	26	—
Stock-based compensation expense	1,559	—	1,690	—
ESOP deferred stock-based compensation	4,021	—	2,614	—
Executive retirement (benefit) expense	(328)	—	15	—
Restatement-related (benefit) costs(b)	(1,231)	—	1,460	—
Transaction costs(c)	256	—	167	—
Segment Adjusted EBITDA	$68,832	$6,311	$55,089	$5,256

(a)

Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the former Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(b)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of the prior period financial statements as reflected in the fiscal year 2015 Form 10-K and fiscal year 2016 Form 10-K/A. The benefit recognized in fiscal 2019 is the result of insurance proceeds received in fiscal 2019.

(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and asset acquisitions and dispositions.

Advanced Drainage Systems, Inc.

14.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the second quarter of fiscal 2019, the Company declared a quarterly cash dividend of $0.08 per share of common stock. The dividend is payable on September 14, 2018 to stockholders of record at the close of business on August 31, 2018.

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

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2019 refers to fiscal 2019, which is the period from April 1, 2018 to March 31, 2019.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2018 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2018. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

We consolidate all of our joint ventures for purposes of GAAP, except for our South American Joint Venture and our former joint venture, Tigre-ADS USA.

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

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve our cost structure, including closing two underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Accelerated depreciation	$—	$2,041
Plant severance	(35)	641
Corporate severance	—	—
Other restructuring activities	31	—
Total restructuring activities	$(4)	$2,682

The following table summarizes the line items of the Condensed Consolidated Statements of Operations where the expenses above would have been recorded to absent of a restructuring program:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Cost of goods sold	$(4)	$2,682
Selling expenses	—	—
General and administrative expenses	—	—
Total restructuring activities	$(4)	$2,682

The restructuring costs above represent one-time expenses and are not indicative of expected costs or cost savings in future periods.

As of June 30, 2018, we have a $2.8 million severance liability related to the restructuring activities, which is recorded in Other accrued liabilities and Other liabilities in the Condensed Consolidated Balance Sheet.

Advanced Drainage Systems, Inc.

Results of Operations

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended June 30, 2018 and 2017. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended June 30,
	2018	2017
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	74.3	75.8
Gross profit	25.7	24.2
Selling	6.2	6.4
General and administrative	5.5	7.4
Loss on disposal of assets and costs from exit and disposal activities	0.3	1.0
Intangible amortization	0.5	0.6
Income from operations	13.2	8.8
Interest expense	1.0	1.2
Derivative gains and other income, net	(0.2)	(0.3)
Income before income taxes	12.4	7.9
Income tax expense	3.7	2.7
Equity in net loss (income) of unconsolidated affiliates	—	(0.1)
Net income	8.7	5.2
Less: net income attributable to noncontrolling interest	0.4	0.2
Net income attributable to ADS	8.3%	5.0%

Net sales - Net sales were $387.8 million in the three months ended June 30, 2018, increasing $29.5 million, or 8.2%, over the comparable period in fiscal 2018.

	For the Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$242,026	$228,623	$13,403	5.9%
Allied Products	100,472	90,874	9,598	10.6%
Total domestic	342,498	319,497	23,001	7.2%
International
Pipe	34,448	29,954	4,494	15.0%
Allied Products	10,901	8,908	1,993	22.4%
Total international	45,349	38,862	6,487	16.7%
Total net sales	$387,847	$358,359	$29,488	8.2%

Domestic net sales increased $23.0 million, or 7.2%, in the three months ended June 30, 2018, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $13.4 million, or 5.9%, which was primarily attributable to price increases and changes in product mix of $16.7 million. The increase in pipe is offset by a $3.1 million decrease in pipe volume. Allied Product sales increased $9.6 million, or 10.6% led by our storm chambers and structures product lines.

International net sales increased $6.5 million, or 16.7%, in the three months ended June 30, 2018 over the comparable period in the previous fiscal year. Our international pipe sales increased by $4.5 million, or 15.0%,

Advanced Drainage Systems, Inc.

which was primarily attributable to price increases and changes in product mix of $1.5 million. The increase was also attributable to the increased Allied Product sales of $2.0 million primarily in Canada.

Cost of goods sold and Gross profit - Cost of goods sold increased by $16.5 million, or 6.1%, and gross profit increased by $13.0 million, or 14.9%, in the three months ended June 30, 2018 over the comparable period in the previous fiscal year.

	For the Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$91,435	$80,326	$11,109	13.8%
International	8,256	6,413	1,843	28.7%
Total gross profit	$99,691	$86,739	$12,952	14.9%

The increase in domestic gross profit of $11.1 million, or 13.8%, was due to the gross profit impact of the net sales increase discussed above and a decrease in labor and overhead costs of $4.6 million. These increases were offset by an increase in material and transportation costs of $13.4 million.

International gross profit increased $1.8 million, or 28.7%, in the three months ended June 30, 2018 compared to the same period in fiscal 2018, primarily due to the gross profit impact of the net sales increase discussed above. In addition, we implemented cost containment measures to mitigate increasing material costs.

Selling expenses - As a percentage of net sales, selling expenses were relatively flat at 6.2% in the three months ended June 30, 2018 as compared to 6.4% in the prior year.

General and administrative expenses - General and administrative expenses for the three months ended June 30, 2018 decreased $5.3 million from the prior year period. The decrease was primarily due to a decrease in professional and legal fees, including insurance proceeds, of $4.6 million resulting from decreased restatement costs and a $0.3 million decrease in executive retirement expenses.

Loss on disposal of assets and costs from exit and disposal activities – In the three months ended June 30, 2018, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $1.1 million.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense decreased $0.7 million in the three months ended June 30, 2018 compared to the same period in fiscal 2018, primarily due to a $0.6 million unrealized gain on the interest rate swap.

Derivative gains and other income, net - Derivative gains and other income, net remained relatively flat as a percentage of net sales.

Income tax expense - For the three months ended June 30, 2018 and 2017, we had effective tax rates of 29.7% and 34.8%, respectively. The decrease in the effective tax rate was primarily due to impact of the Tax Cuts and Jobs Act (the “Tax Act”).

Equity in net loss (income) of unconsolidated affiliates - Equity in net loss (income) of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net loss (income) of unconsolidated affiliates decreased to a $0.1 million loss for the three months ended June 30, 2018 from a $0.2 million income for the three months ended June 30, 2017.

Advanced Drainage Systems, Inc.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased from net income of $0.7 million for the three months ended June 30, 2017 to net income of $1.4 million for the three months ended June 30, 2018.

Non-GAAP Financial Measures

In addition to financial results reported in accordance with GAAP, we have provided the following non-GAAP financial measures: Adjusted EBITDA and Free Cash Flow. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. However, these measures are not intended to be a substitute for those reported in accordance with GAAP. These measures may be different from non-GAAP financial measures used by other companies, even when similar terms are used to identify such measures.

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

Advanced Drainage Systems, Inc.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Net income	$33,651	$18,474
Depreciation and amortization	17,827	18,221
Interest expense	3,802	4,479
Income tax expense	14,284	9,746
EBITDA	69,564	50,920
Derivative fair value adjustments	(12)	191
Foreign currency transaction gains	(171)	(869)
Loss on disposal of assets and costs from exit and disposal activities	1,104	3,423
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	379	708
Contingent consideration remeasurement	2	26
Stock-based compensation expense	1,559	1,690
ESOP deferred stock-based compensation	4,021	2,614
Executive retirement (benefit) expense	(328)	15
Restatement-related (benefit) costs(b)	(1,231)	1,460
Transaction costs(c)	256	167
Adjusted EBITDA	$75,143	$60,345

(a)

Includes the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture and the former Tigre-ADS USA joint venture, which are accounted for under the equity method of accounting.

(b)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of the prior period financial statements as reflected in the fiscal year 2015 Form 10-K and fiscal year 2016 Form 10-K/A. The benefit recognized in fiscal 2019 is the result of insurance proceeds received in fiscal 2019.

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

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Cash flow from operating activities	$9,831	$(16,537)
Capital expenditures	(6,874)	(17,949)
Free Cash Flow	$2,957	$(34,486)

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

As of June 30, 2018, we had $14.4 million in cash that was held by our foreign subsidiaries. Prior to the Tax Act, our intent was to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. As a result of the Tax Act, we continue to evaluate our strategy with our foreign cash but we still intend to indefinitely reinvest our earnings in foreign subsidiaries.

Working Capital and Cash Flows

As of June 30, 2018, we had $429.4 million in liquidity, including $18.4 million of cash, $361.0 million in borrowings available under our Revolving Credit Facility net of $9.8 million of outstanding letters of credit, and $50.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $284.3 million as of June 30, 2018, from $237.2 million as of March 31, 2018. The increase in working capital is primarily due to an increase in accounts receivables of $56.9 million due to the seasonality of operations offset by a $9.7 million increase in accrued income taxes.

Operating Cash Flows - Cash flows provided by operating activities for the three months ended June 30, 2018 was $9.8 million as compared with cash used in operating activities of $16.5 million for the three months ended June 30, 2017. Cash flows from operating activities during the three months ended June 30, 2018 was primarily impacted by changes in working capital, specifically an increase in accounts payable, accrued expenses and other liabilities, and increased income from continuing operations.

Advanced Drainage Systems, Inc.

Investing Cash Flows - During the three months ended June 30, 2018 and 2017, cash used for investing activities was $7.0 million and $18.2 million, respectively. The decrease in cash used for investing activities was primarily due to decreases in capital expenditures and purchases of property, plant and equipment through financing. Our capital expenditures for the three months ended June 30, 2018 were used primarily for new equipment and facility expansions and upgrades.

Financing Cash Flows - During the three months ended June 30, 2018, cash used for financing activities was $1.6 million due to dividends paid and payments on our capital lease obligations offset by net borrowings on our Revolving Credit Facility. During the three months ended June 30, 2017, cash provided by financing activities was $37.2 million, due to increased borrowings on our Senior Notes and Revolving Credit Facility associated with the debt refinancing and $7.9 million of repurchases of our common stock under the stock repurchase program.

Capital Expenditures

Capital expenditures totaled $6.9 million and $17.9 million for the three months ended June 30, 2018 and 2017, respectively. Our capital expenditures for the three months ended June 30, 2018 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology.

We currently anticipate that we will make capital expenditures of approximately $60 to $70 million in fiscal year 2019. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2018, there were no material contractual obligations or commitments related to these planned capital expenditures.

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

As disclosed in “Note 15. Employee Benefit Plans” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2018 Form 10-K, redeemable convertible preferred stock can convert to common stock upon retirement, disability, death, or vested terminations over the life of the Plan. As stated above, within 30 days following the repayment of the ESOP loan, all redeemable convertible preferred stock will be converted to common stock, which will be no later than March 2023.

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 32% greater after conversion.

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

Advanced Drainage Systems, Inc.

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Net income attributable to ADS	$32,280	$17,742
ESOP deferred stock-based compensation	4,021	2,614

Impact on Common Stock Outstanding – The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended June 30,
	2018	2017
	(Shares in millions)
Weighted average common shares outstanding	56.6	55.3
Conversion of redeemable convertible shares	17.9	18.6

Financing Transactions

Secured Bank Term Loans - On June 22, 2017, we entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the original agreement dated as of June 12, 2013, to provide us a $550 million Revolving Credit Facility, which is more fully described in our Fiscal 2018 Form 10-K.

As of June 30, 2018, the outstanding principal drawn on the Revolving Credit Facility was $179.2 million, with $361.0 million available to be drawn on the U.S. facility, net of $9.8 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - On June 22, 2018, the Company’s $12.0 million Revolving Credit Facility – ADS Mexicana matured. At June 22, 2018, there were no borrowings under the Revolving Credit Facility – ADS Mexicana.

ADS Mexicana’s Revolving Credit Facility was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of June 30, 2018 there were no borrowings under the Intercompany Note.

Fiscal 2019 Amendment to the Secured Bank Term Loans – On July 9, 2018, the Company amended the Second Amended and Restated Credit (the “Credit Agreement”) and the Second Amended and Restated Private Shelf Agreement (the “Private Shelf Agreement”) to amend the definition of Consolidated EBITDA and changed the timing of the quarterly rate adjustments. In addition, the amendment to the Credit Agreement clarified the process of a transition to replace LIBOR which is being phased out.

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. On June 22, 2017, we entered into the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in our Fiscal 2018 Form 10-K. We have $50 million available for issuance of senior notes under the private shelf agreement. At June 30, 2018, the outstanding principal balance on these notes was $125 million.

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

Advanced Drainage Systems, Inc.

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

For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2018 Form 10-K. We were in compliance with our debt covenants as of June 30, 2018.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% and 49% of certain debt of our unconsolidated South American Joint Venture and our former joint venture Tigre-ADS USA, respectively, as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangement. As of June 30, 2018, our South American Joint Venture and Tigre-ADS USA had approximately $13.4 million and $2.5 million, respectively, of outstanding debt subject to our guarantees.  The Company was released from the guarantee of Tigre-ADS USA’s debt on July 12, 2018. We do not believe that these guarantees will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

With the exception of the accounting pronouncements adopted during fiscal 2018 discussed in “Note 1. Background and Summary of Significant Accounting Policies” and “Note 3. Revenue Recognition,” there have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2018 Form 10-K.

Advanced Drainage Systems, Inc.

 Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seeks,” “predict,” “potential,” “continue,” “intends,” “plans,” “projects,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.

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

Advanced Drainage Systems, Inc.

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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on those material weaknesses, and the evaluation of our disclosure controls and

Advanced Drainage Systems, Inc.

procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Advanced Drainage Systems, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed in the Company’s Fiscal 2018 Form 10-K, the Company’s historical accounting practices were the subject of an investigation by SEC’s Division of Enforcement (the “Enforcement Division”), which began in August 2015. That matter was resolved on July 10, 2018 via a settlement between the Company and the SEC. Pursuant to the settlement, the Company consented to the entry of an administrative order without admitting or denying the findings therein. The order required the Company to cease and desist from committing or causing any violations and any future violations of certain provisions of the federal securities laws and the rules promulgated thereunder and to pay a civil monetary penalty of $1.0 million, which payment has been made. The Company previously accrued an expense for the penalty amount during Fiscal 2018.

Please see “Note 10. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding legal proceedings.

Item 1A.	Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2018 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2018 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

Advanced Drainage Systems, Inc.

Item 2.	Unregistered Sale of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended June 30, 2018. As of June 30, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or terminated at any time at our discretion.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1

Form of Performance Unit Award Agreement pursuant to 2017 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on May 30, 2018).

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

Date: August 9, 2018

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer