Form 10-Q
period 2018-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2018-11-08
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 31, 2018, the registrant had 57,137,277 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of October 31, 2018, 300,876 shares of unvested restricted common stock were outstanding and 22,808,013 shares of ESOP, preferred stock, convertible into 17,543,923 shares of common stock, were outstanding. As of October 31, 2018, 74,982,076 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$17,612	$17,587
Receivables (less allowance for doubtful accounts of $7,174 and $6,826, respectively)	236,968	171,961
Inventories	247,161	263,792
Other current assets	7,219	5,113
Total current assets	508,960	458,453
Property, plant and equipment, net	402,238	399,381
Other assets:
Goodwill	103,002	103,017
Intangible assets, net	40,693	44,437
Other assets	39,342	37,954
Total assets	$1,094,235	$1,043,242
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$26,395	$26,848
Current maturities of capital lease obligations	22,970	22,007
Accounts payable	95,861	105,521
Other accrued liabilities	65,116	60,560
Accrued income taxes	10,455	6,307
Total current liabilities	220,797	221,243
Long-term debt obligations (less unamortized debt issuance costs of $2,641 and $3,028, respectively)	252,524	270,900
Long-term capital lease obligations	62,283	59,963
Deferred tax liabilities	35,750	32,304
Other liabilities	24,721	25,023
Total liabilities	596,075	609,433
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,810 and 23,300 shares outstanding, respectively	285,117	291,247
Deferred compensation – unearned ESOP shares	(185,376)	(190,168)
Redeemable noncontrolling interest in subsidiaries	8,968	8,471
Total mezzanine equity	108,709	109,550
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 57,525 shares issued; 57,084 and 56,476 shares outstanding, respectively	11,433	11,426
Paid-in capital	381,475	364,908
Common stock in treasury, at cost	(9,035)	(8,277)
Accumulated other comprehensive loss	(22,843)	(21,247)
Retained earnings (deficit)	11,631	(39,214)
Total ADS stockholders’ equity	372,661	307,596
Noncontrolling interest in subsidiaries	16,790	16,663
Total stockholders’ equity	389,451	324,259
Total liabilities, mezzanine equity and stockholders’ equity	$1,094,235	$1,043,242

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$406,555	$401,049	$794,402	$759,408
Cost of goods sold	311,182	311,248	599,338	582,868
Gross profit	95,373	89,801	195,064	176,540
Operating expenses:
Selling	24,731	24,346	48,896	47,445
General and administrative	21,584	23,887	42,966	50,563
Loss on disposal of assets and costs from exit and disposal activities	324	5,121	1,428	8,544
Intangible amortization	1,985	2,015	3,969	4,059
Income from operations	46,749	34,432	97,805	65,929
Other expense:
Interest expense	4,531	5,055	8,333	9,534
Derivative loss (gains) and other expense (income), net	94	(2,539)	(720)	(3,493)
Income before income taxes	42,124	31,916	90,192	59,888
Income tax expense	12,194	13,437	26,478	23,183
Equity in net loss of unconsolidated affiliates	558	520	691	272
Net income	29,372	17,959	63,023	36,433
Less: net income attributable to noncontrolling interest	702	96	2,073	828
Net income attributable to ADS	28,670	17,863	60,950	35,605
Weighted average common shares outstanding:
Basic	56,929	55,269	56,776	55,286
Diluted	57,558	55,893	57,374	55,953
Net income per share:
Basic	$0.45	$0.29	$0.97	$0.57
Diluted	$0.45	$0.29	$0.96	$0.57
Cash dividends declared per share	$0.08	$0.07	$0.16	$0.14

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$29,372	$17,959	$63,023	$36,433
Currency translation gain (loss)	2,837	2,558	(1,975)	5,985
Comprehensive income	32,209	20,517	61,048	42,418
Less: other comprehensive gain (loss) attributable to noncontrolling interest	996	(239)	(379)	612
Less: net income attributable to noncontrolling interest	702	96	2,073	828
Total comprehensive income attributable to ADS	$30,511	$20,660	$59,354	$40,978

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$63,023	$36,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,363	37,941
Deferred income taxes	3,221	(801)
Loss on disposal of assets and costs from exit and disposal activities	1,428	8,544
ESOP and stock-based compensation	11,760	8,709
Amortization of deferred financing charges	387	550
Fair market value adjustments to derivatives	(901)	(590)
Equity in net loss of unconsolidated affiliates	691	272
Other operating activities	(1,342)	12,078
Changes in working capital:
Receivables	(64,649)	(111,463)
Inventories	16,378	46,205
Prepaid expenses and other current assets	(2,116)	256
Accounts payable, accrued expenses, and other liabilities	(5,082)	(9,745)
Net cash provided by operating activities	58,161	28,389
Cash Flows from Investing Activities
Capital expenditures	(19,299)	(27,035)
Cash paid for acquisitions, net of cash acquired	—	(1,990)
Other investing activities	429	(411)
Net cash used in investing activities	(18,870)	(29,436)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	250,100	335,950
Payments on Revolving Credit Facility	(243,400)	(273,650)
Payments on Term Loan	—	(72,500)
Proceeds from Senior Notes	—	75,000
Payments on Senior Notes	(25,000)	(25,000)
Debt issuance costs	—	(2,268)
Payments of notes, mortgages and other debt	(465)	(1,450)
Payments on capital lease obligations	(11,619)	(12,217)
Cash dividends paid	(11,618)	(8,673)
Proceeds from exercise of stock options	3,473	100
Repurchase of common stock	—	(7,947)
Other financing activities	(561)	(1,171)
Net cash (used in) provided by financing activities	(39,090)	6,174
Effect of exchange rate changes on cash	(176)	(394)
Net change in cash	25	4,733
Cash at beginning of period	17,587	6,450
Cash at end of period	$17,612	$11,183
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$18,331	$22,169
Cash paid for interest	8,032	9,424
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	11,860	15,196
Balance in accounts payable for the acquisition of property, plant and equipment	3,152	1,375
Payable recorded for business acquisition	—	300

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compreh-ensive	Retained (Deficit)	Total ADS Stock- holders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation - Unearned ESOP Shares		Redeemable Non- controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	—	—	35,605	35,605	373	35,978	—	—	—	—	455	455
Other comprehensive income	—	—	—	—	—	5,373	—	5,373	612	5,985	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(888)	(888)	—	(888)	—	—	—	—	—	—
Common stock dividends ($0.14 per share)	—	—	—	—	—	—	(7,785)	(7,785)	—	(7,785)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,185	—	—	—	—	1,185	—	1,185	—	—	(322)	4,024	—	4,024
Exercise of common stock options	—	—	58	(2)	42	—	—	100	—	100	—	—	—	—	—	—
Restricted stock awards	—	—	1,060	(78)	349	—	—	1,409	—	1,409	—	—	—	—	—	—
Reclassification of liability- classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714	—	—	—	—	—	—
Equity classified stock-based compensation expense before related tax effects	—	—	2,093	—	—	—	—	2,093	—	2,093	—	—	—	—	—	—
ESOP distribution in common stock	—	—	4,651	(394)	1,753	—	—	6,404	—	6,404	(512)	(6,404)	—	—	—	(6,404)
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)	—	—	—	—	—	—
Balance at September 30, 2017	153,560	$12,393	$778,548	98,148	$(442,787)	$(19,442)	$(56,746)	$271,966	$15,892	$287,858	23,713	$296,410	15,541	$(194,192)	$8,682	$110,900
Balance at April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	—	—	60,950	60,950	1,241	62,191	—	—	—	—	832	832
Other comprehensive loss	—	—	—	—	—	(1,596)	—	(1,596)	(379)	(1,975)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(975)	(975)	—	(975)	—	—	—	—	—	—
Common stock dividends ($0.16 per share)	—	—	—	—	—	—	(9,130)	(9,130)	—	(9,130)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(735)	(735)	—	—	—	—	(335)	(335)
Allocation of ESOP shares to participants for compensation	—	—	3,597	—	—	—	—	3,597	—	3,597	—	—	(383)	4,792	—	4,792
Exercise of common stock options	242	2	3,473	26	(704)	—	—	2,771	—	2,771	—	—	—	—	—	—
Restricted stock awards	19	1	1,803	2	(54)	—	—	1,750	—	1,750	—	—	—	—	—	—
Equity classified stock-based compensation expense before related tax effects	—	—	1,568	—	—	—	—	1,568	—	1,568	—	—	—	—	—	—
ESOP distribution in common stock	375	4	6,126	—	—	—	—	6,130	—	6,130	(490)	(6,130)	—	—	—	(6,130)
Balance at September 30, 2018	57,525	$11,433	$381,475	441	$(9,035)	$(22,843)	$11,631	$372,661	$16,790	$389,451	22,810	$285,117	14,836	$(185,376)	$8,968	$108,709

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2018 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2018 (“Fiscal 2018 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2018 and the results of operations and cash flows for the three and six months ended September 30, 2018. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2018 Form 10-K.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Cloud Computing - On August 29, 2018, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update (“ASU”) to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU includes in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply CCA guidance to determine which implementation costs should be capitalized in such a CCA. The Company adopted this update effective July 1, 2018 on a prospective basis. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

Revenue Recognition - In May 2014, the FASB issued an ASU which amends the guidance for revenue recognition. This amendment contains principles that will require an entity to recognize revenue to depict the transfer of goods and services to customers at an amount that an entity expects to be entitled to in exchange

Advanced Drainage Systems, Inc.

for goods or services. The amendment sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations and recognizing the revenue upon satisfaction of performance obligations. In August 2015, the FASB issued an additional ASU that deferred the effective date of the new revenue standard for public entities to periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date of periods beginning after December 15, 2016. There have also been various additional ASUs issued by the FASB in 2016 that further amend this new revenue standard. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Company adopted these standards on April 1, 2018 using the modified retrospective transition method. See “Note 3. Revenue Recognition” for further information on the adoption of the revenue recognition ASUs.

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

Recent Accounting Guidance Not Yet Adopted

Leases - In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term

Advanced Drainage Systems, Inc.

of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption of this standard is permitted. The standard allows the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company expects to adopt this standard effective April 1, 2019. The Company has implemented a new software solution to improve the process of tracking and accounting for leases under the current and new standards. The Company has not yet determined whether to apply any of the available practical expedients. The Company is in the process of reviewing contracts under the new standard to determine the impact the new standard will have on the Condensed Consolidated Financial Statements.

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

Fair Value Measurement – In August 2018, the FASB issued an ASU that is intended to improve the effectiveness of disclosures in notes to financial statements. The standard removes, modifies and adds certain disclosure requirements related to fair value measurements. This standard is effective for fiscal years beginning after December 15, 2019. The standard requires the use of the retrospective transition method for specific amendments within the ASU and the prospective treatment of other amendments. Early adoption is permitted. The Company expects to adopt this standard effective April 1, 2020. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2018 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which will continue throughout fiscal 2019, including closing underutilized manufacturing facilities, reducing headcount, optimizing product offerings and eliminating nonessential costs, designed to improve the Company’s cost structure. The Company closed one and three manufacturing facilities in the six months ended September 30, 2018 and 2017, respectively. As additional restructuring opportunities may be identified, the Company does not have an estimated completion date or expected total cost estimate for the 2018 Restructuring Plan.

Advanced Drainage Systems, Inc.

The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Accelerated depreciation	$430	$1,520	$430	$3,561
Plant severance	118	186	83	827
Corporate severance	—	2,577	—	2,577
Product optimization	303	—	303	—
Other restructuring activities	171	—	202	—
Total 2018 Restructuring Plan activities	$1,022	$4,283	$1,018	$6,965
(Gain) loss on other disposals and partial disposals of property, plant and equipment	(698)	838	410	1,579
Total loss on disposal of assets and costs from exit and disposal activities	$324	$5,121	$1,428	$8,544

Approximately $0.7 million of the Total 2018 Restructuring Plan activities related to the Domestic reporting segment for the three and six months ended September 30, 2018, respectively. Approximately $4.3 million and $7.0 million of the Total 2018 restructuring Plan activities related to the Domestic reporting segment for the three and six months ended September 30, 2017, respectively. There was $0.3 million of the Total 2018 Restructuring Plan activities related to the International reporting segment for the three and six months ended September 30, 2018 and 2017, respectively. There were no 2018 Restructuring Plan activities related to the International reporting segment for the three and six months ended September 30, 2017, respectively.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan at September 30, 2018 and 2017 is as follows:

	Six Months Ended September 30,
	2018	2017
(Amounts in thousands)	(In thousands)
Balance at the beginning of the period	$3,901	$—
Expenses	214	—
Non-cash expenses	59	3,404
Payments	(1,867)	(580)
Balance at the end of the period	$2,307	$2,824

As of September 30, 2018 and March 31, 2018, the Company had $0.4 million and $0.5 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.

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

Advanced Drainage Systems, Inc.

The Company generates revenue by selling pipe and related water management products primarily to distributors, retailers, buying groups and co-operative buying groups. Products are shipped predominately by the Company’s internal fleet, and the Company does not provide any additional revenue generating services after product delivery. Payment terms and conditions vary by contract.

Revenue is recognized at the point in-time obligations under the terms of a contract with a customer are satisfied, which generally occurs upon the transfer of control of the promised goods. In substantially all of the Company’s contracts with customers, control is transferred to the customer upon delivery. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is presented in the Condensed Consolidated Statements of Operations net of allowances for returns, rebates, discounts, and taxes collected concurrently with revenue-producing activities.

Refer to “Note 13. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment. The disclosure of Net sales by reportable segment is aligned by geographical region and product type and best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Significant Judgments - The Company’s performance obligation under contracts with customers is to sell and deliver pipe and related water management products. The Company’s contracts with customers may contain multiple performance obligations by promising to deliver multiple products to the customer. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The adoption of this standard resulted in the Company recording a contract asset for estimated inventory returns. On April 1, 2018, the estimated inventory returns resulted in a $0.6 million decrease in Receivables, net and a $0.6 million increase in Other current assets on the Company’s Consolidated Balance Sheets. The following table presents the balance of the Company’s contract asset and liability as of September 30, 2018 and April 1, 2018:

	September 30, 2018	April 1, 2018
	(In thousands)
Contract asset - product returns	$988	$577
Refund liability	2,249	1,468

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

The Company has elected the accounting policy to exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-

Advanced Drainage Systems, Inc.

producing transaction and collected by the Company from a customer, for example, sales, use, value added, and some excise taxes.

Further, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	September 30, 2018	March 31, 2018
	(In thousands)
Raw materials	$53,540	$54,909
Finished goods	193,621	208,883
Total inventories	$247,161	$263,792

There were no work-in-process inventories as of the periods presented.

5.	FAIR VALUE MEASUREMENT

When applying fair value principles in the valuation of assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation techniques used in measuring the fair value of any financial assets or liabilities during the fiscal periods presented. The fair value estimates take into consideration the credit risk of both the Company and its counterparties.

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$698	$—	$698	$—
Interest rate swaps	3,844	—	3,844	—
Total assets at fair value on a recurring basis	$4,542	$—	$4,542	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$360	$—	$360	$—
Contingent consideration for acquisitions	325	—	—	325
Total liabilities at fair value on a recurring basis	$685	$—	$360	$325

Advanced Drainage Systems, Inc.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$596	$—	$596	$—
Interest rate swaps	2,801	—	2,801	—
Total assets at fair value on a recurring basis	$3,397	$—	$3,397	$—
Liabilities:
Derivative liability - diesel fuel contracts	$116	$—	$116	$—
Contingent consideration for acquisitions	578	—	—	578
Total liabilities at fair value on a recurring basis	$694	$—	$116	$578

For the three and six months ended September 30, 2018 and 2017, respectively, there were no transfers in or out of Levels 1, 2 or 3.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$460	$858	$578	$1,348
Change in fair value	7	6	9	32
Payments of contingent consideration liability	(142)	(129)	(262)	(645)
Balance at the end of the period	$325	$735	$325	$735

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 12. Debt” in the Company’s Fiscal 2018 Form 10-K) were $100.0 million and $95.8 million, respectively, as of September 30, 2018 and $125.0 million and $122.3 million, respectively, at March 31, 2018. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

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

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Diesel fuel option collars	$154	$(678)	$142	$(402)
Interest rate swaps	(430)	(103)	(1,043)	(188)
Total net unrealized mark-to-market gains	$(276)	$(781)	$(901)	$(590)
Diesel fuel option collars	(266)	(53)	(574)	(1)
Foreign exchange forward contracts	(39)	—	(90)	—
Interest rate swaps	(67)	—	(92)	—
Total net realized gains	$(372)	$(53)	$(755)	$(1)

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$28,670	$17,863	$60,950	$35,605
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(478)	(470)	(975)	(959)
Dividends paid to unvested restricted stockholders	(15)	(16)	(30)	(35)
Net income available to common stockholders and participating securities	28,177	17,377	59,945	34,611
Undistributed income allocated to participating securities	(2,310)	(1,397)	(5,022)	(2,830)
Net income available to common stockholders – Basic	$25,867	$15,980	$54,923	$31,781
Weighted average number of common shares outstanding – Basic	56,929	55,269	56,776	55,286
Net income per common share – Basic	$0.45	$0.29	$0.97	$0.57
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$25,867	$15,980	$54,923	$31,781
Weighted average number of common shares outstanding – Basic	56,929	55,269	56,776	55,286
Assumed exercise of stock options	629	624	598	667
Weighted average number of common shares outstanding – Diluted	57,558	55,893	57,374	55,953
Net income per common share – Diluted	$0.45	$0.29	$0.96	$0.57
Potentially dilutive securities excluded as anti-dilutive	6,303	6,211	6,229	6,349

Stockholders’ Equity –During the six months ended September 30, 2017, the Company repurchased 0.4 million shares of common stock at a cost of $7.9 million. The Company did not repurchase any shares of common stock during the three or six months ended September 30, 2018. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of September 30, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

8.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

ADS Mexicana’s Revolving Credit Facility expired on June 22, 2018 and was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain

Advanced Drainage Systems, Inc.

base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of September 30, 2018, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. The South American Joint Venture operates within Argentina, which on July 1, was identified for high inflationary accounting. The Company has determined the effect of a change in the exchange rate under high inflationary accounting is not expected to have a material effect on the Company’s results in any interim or annual period. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2018. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2018 and March 31, 2018, the outstanding principal balances of the credit facility including letters of credit were $13.2 million and $14.5 million, respectively. As of September 30, 2018, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2018 was 5.6% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales to ADS and its other related parties, which totaled zero and $0.6 million for the three and six months ended September 30, 2018, respectively, and $0.2 million and $0.8 million for the three and six months ended September 30, 2017, respectively. ADS pipe sales to the South American Joint Venture were $0.4 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.6 million and $0.2 million for the six months ended September 30, 2018 and 2017, respectively.

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

Tigre-ADS USA - Tigre-ADS USA was a joint venture established to manufacture and sell polyvinyl chloride (“PVC”) fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. In April 2018, the Company and the joint venture partner agreed to exchange the Company’s shares of Tigre-ADS USA for a release from the existing debt guarantees. Following the exchange, the Company no longer has an ownership interest in Tigre-ADS USA.

ADS purchased $0.7 million and $0.5 million of Tigre-ADS USA manufactured products for use in the production of ADS products during the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.1 million during the six months ended September 30, 2018 and 2017, respectively.

Advanced Drainage Systems, Inc.

9.	DEBT

Long-term debt as of the periods presented consisted of the following:

	September 30, 2018	March 31, 2018
	(In thousands)
Secured Bank Term Loans:
Revolving Credit Facility — ADS	$178,200	$171,500
Revolving Credit Facility — ADS Mexicana	—	—
Senior Notes payable	100,000	125,000
Industrial revenue bonds	475	940
Equipment financing	2,885	3,336
Total	281,560	300,776
Unamortized debt issuance costs	(2,641)	(3,028)
Current maturities	(26,395)	(26,848)
Long-term debt obligation	$252,524	$270,900

Letters of credit outstanding at September 30, 2018 and March 31, 2018 amounted to $8.5 million and $13.0 million, respectively, and reduce the availability of the Revolving Credit Facilities.

Events Related to the Secured Bank Term Loans - On June 22, 2018, the Company’s $12.0 million Revolving Credit Facility – ADS Mexicana matured. At June 22, 2018, there were no borrowings under the Revolving Credit Facility – ADS Mexicana. Refer to “Note 8. Related Party Transactions” for additional information on the Intercompany Note which replaced the Revolving Credit Facility – ADS Mexicana.

Fiscal 2019 Amendment to the Secured Bank Term Loans – On July 9, 2018, the Company amended the Second Amended and Restated Credit Agreement (the “Credit Agreement”) and the Second Amended and Restated Private Shelf Agreement (the “Private Shelf Agreement”) to amend the definition of Consolidated EBITDA and changed the timing of the quarterly rate adjustments. In addition, the amendment to the Credit Agreement clarified the process of a transition to replace LIBOR which is being phased out.

10.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such non-cancelable purchase contracts in place at September 30, 2018, the Company has agreed to purchase resin over the period October 2018 through December 2018 at a committed purchase cost of $4.4 million.

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

Advanced Drainage Systems, Inc.

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

The Company has recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. During the three months ended September 30, 2018, the Company did not make any adjustments to its provisional amounts included in its Consolidated Financial Statements for the year ended March 31, 2018. The accounting is expected to be finalized in conjunction with the filing of the fiscal 2018 U.S. corporate income tax return, no later than the close of third quarter fiscal 2019.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other onetime charges, as well as discrete events. For the three months ended September 30, 2018 and 2017, the Company utilized an effective tax rate of 28.9% and 42.1%, respectively, to calculate its provision for income taxes. For the six months ended September 30, 2018 and 2017, the Company utilized an effective tax rate of 29.4% and 38.7%, respectively, to calculate its provision for income taxes. These rates are higher than the federal statutory rate primarily due to state and local income taxes and our Employee Stock Ownership Plan (“ESOP”). In addition, the effective tax rate for the six months ended September 30, 2017 differed from the federal statutory rate due to the favorable impact of a $1.0 million discrete income tax benefit related to the release of tax reserves recorded during the three months ended June 30, 2017.

12.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$82	$45	$144	$90
Selling expenses	50	27	86	52
General and administrative expenses	1,680	1,738	3,141	3,358
Total stock-based compensation expense	$1,812	$1,810	$3,371	$3,500

Advanced Drainage Systems, Inc.

The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$795	$1,009	$1,568	$2,093
Restricted Stock	763	360	1,306	728
Non-Employee Directors	254	441	497	679
Total stock-based compensation expense	$1,812	$1,810	$3,371	$3,500

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

During the three months ended September 30, 2018, the Company granted 0.1 million shares of restricted stock to non-employee directors with a grant date fair value of $1.1 million. During the six months ended September 30, 2018, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $3.4 million.

Performance Units - In addition, during the six months ended September 30, 2018, the Company granted 0.1 million performance units, subject to performance and services conditions. The grant date fair value of the performance units was $2.8 million, based on the market price of the Company’s common stock at the date of the grant. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. The performance units have a 3-year performance period from April 1, 2018 through March 31, 2021. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

Options – During the three months ended September 30, 2018, the Company did not grant any stock options under the 2017 Incentive Plan. During the six months ended September 30, 2018, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $1.9 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the six months ended September 30, 2018:

Six Months Ended September 30, 2018
Common stock price	$25.75
Expected stock price volatility	30.5%
Risk-free interest rate	2.9%
Weighted-average expected option life (years)	6.0
Dividend yield	1.2%

Advanced Drainage Systems, Inc.

13.	BUSINESS SEGMENTS INFORMATION

The Company operates its business in two distinct operating and reportable segments based on the markets it serves: “Domestic” and “International.” The Chief Operating Decision Maker (“CODM”) evaluates segment reporting based on Net sales and Segment Adjusted EBITDA. The Company calculates Segment Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. Beginning April 1, 2018, the Company revised its allocation of allowances for returns, rebates, and discounts between Pipe and Allied Products for segment reporting purposes. Prior to April 1, 2018, the Company allocated substantially all returns, rebates, and discounts to Pipe net sales. These changes did not impact the Company’s previously reported consolidated financial results. The prior period segment results and related disclosures have been recast to conform to the current year presentation under the new allocation methodology. The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Domestic
Pipe	$249,324	$256,175	$491,350	$484,798
Allied Products	101,945	95,709	202,417	186,583
Total domestic	351,269	351,884	693,767	671,381
International
Pipe	44,008	38,375	78,456	68,329
Allied Products	11,278	10,790	22,179	19,698
Total international	55,286	49,165	100,635	88,027
Total Net sales	$406,555	$401,049	$794,402	$759,408

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended September 30, 2018
Net sales	$351,269	$55,286	$406,555
Segment Adjusted EBITDA	64,539	6,982	71,521
Interest expense	4,434	97	4,531
Income tax expense	11,518	676	12,194
Depreciation and amortization	15,638	1,898	17,536
Equity in net loss of unconsolidated affiliates	—	558	558
Capital expenditures	11,610	815	12,425
For the three months ended September 30, 2017
Net sales	$351,884	$49,165	$401,049
Segment Adjusted EBITDA	63,473	3,411	66,884
Interest expense	4,971	84	5,055
Income tax expense	12,185	1,252	13,437
Depreciation and amortization	17,658	2,062	19,720
Equity in net loss of unconsolidated affiliates	437	83	520
Capital expenditures	8,673	413	9,086

Advanced Drainage Systems, Inc.

	Domestic	International	Total
	(In thousands)
For the six months ended September 30, 2018
Net sales	$693,767	$100,635	$794,402
Segment Adjusted EBITDA	133,371	13,293	146,664
Interest expense	8,191	142	8,333
Income tax expense	24,775	1,703	26,478
Depreciation and amortization	31,591	3,772	35,363
Equity in net loss of unconsolidated affiliates	—	691	691
Capital expenditures	17,491	1,808	19,299
For the six months ended September 30, 2017
Net sales	$671,381	$88,027	$759,408
Segment Adjusted EBITDA	118,562	8,667	127,229
Interest expense	9,356	178	9,534
Income tax expense	21,700	1,483	23,183
Depreciation and amortization	33,921	4,020	37,941
Equity in net loss (income) of unconsolidated affiliates	655	(383)	272
Capital expenditures	25,781	1,254	27,035

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	September 30, 2018	March 31, 2018
	(In thousands)
Investments in unconsolidated affiliates
International	$10,254	$12,343
Total	$10,254	$12,343
Total identifiable assets
Domestic	$963,860	$904,718
International	144,109	142,822
Eliminations	(13,734)	(4,298)
Total	$1,094,235	$1,043,242

Advanced Drainage Systems, Inc.

The following reconciles net income to segment adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,
	2018		2017
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$26,617	$2,755	$16,932	$1,027
Depreciation and amortization	15,638	1,898	17,658	2,062
Interest expense	4,434	97	4,971	84
Income tax expense	11,518	676	12,185	1,252
Segment EBITDA	58,207	5,426	51,746	4,425
Derivative fair value adjustments	154	—	(781)	—
Foreign currency transaction gains (losses)	—	818	—	(1,579)
(Gain) loss on disposal of assets and costs from exit and disposal activities	(137)	461	4,994	127
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	—	271	277	438
Contingent consideration remeasurement	(9)	—	6	—
Stock-based compensation expense	1,812	—	1,810	—
ESOP deferred stock-based compensation	4,368	—	2,595	—
Executive retirement expense	50	—	894	—
Restatement-related costs(b)	35	—	1,042	—
Transaction costs(c)	59	6	890	—
Segment Adjusted EBITDA	$64,539	$6,982	$63,473	$3,411

	For the Six Months Ended September 30,
	2018		2017
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$57,206	$5,817	$32,082	$4,351
Depreciation and amortization	31,591	3,772	33,921	4,020
Interest expense	8,191	142	9,356	178
Income tax expense	24,775	1,703	21,700	1,483
Segment EBITDA	121,763	11,434	97,059	10,032
Derivative fair value adjustments	142	—	(590)	—
Foreign currency transaction gains (losses)	—	647	—	(2,448)
Loss on disposal of assets and costs from exit and disposal activities	872	556	8,313	231
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	—	650	571	852
Contingent consideration remeasurement	(7)	—	32	—
Stock-based compensation expense	3,371	—	3,500	—
ESOP deferred stock-based compensation	8,389	—	5,209	—
Executive retirement (benefit) expense	(278)	—	909	—
Restatement-related (benefit) costs(b)	(1,196)	—	2,502	—
Transaction costs(c)	315	6	1,057	—
Segment Adjusted EBITDA	$133,371	$13,293	$118,562	$8,667

Advanced Drainage Systems, Inc.

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

(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and potential asset acquisitions and dispositions.
14.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the third quarter of fiscal 2019, the Company declared a quarterly cash dividend of $0.08 per share of common stock. The dividend is payable on December 14, 2018 to stockholders of record at the close of business on November 30, 2018.

Acquisition of BaySaver – During the third quarter of fiscal 2019, the Company acquired the remaining 35% ownership interest in BaySaver for a purchase price of $8.8 million. After the transaction, BaySaver will be a wholly-owned subsidiary of the Company.

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

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve our cost structure, including closing underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. These activities will continue throughout fiscal 2019. The Company closed one and three manufacturing facilities in the six months ended September 30, 2018 and 2017, respectively. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Accelerated depreciation	$430	$1,520	$430	$3,561
Plant severance	118	186	83	827
Corporate severance	—	2,577	—	2,577
Product optimization	303	—	303	—
Other restructuring activities	171	—	202	—
Total restructuring activities	$1,022	$4,283	$1,018	$6,965

The following table summarizes the line items of the Condensed Consolidated Statements of Operations where the expenses above would have been recorded to absent of a restructuring program:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$1,022	$2,264	$1,018	$4,946
Selling expenses	—	1,390	—	1,390
General and administrative expenses	—	629	—	629
Total restructuring activities	$1,022	$4,283	$1,018	$6,965

The restructuring costs above represent one-time expenses and are not indicative of expected costs or cost savings in future periods.

Advanced Drainage Systems, Inc.

Results of Operations

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended September 30, 2018 and 2017. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended September 30,
	2018	2017
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.5	77.6
Gross profit	23.5	22.4
Selling	6.1	6.1
General and administrative	5.3	6.0
Loss on disposal of assets and costs from exit and disposal activities	0.1	1.3
Intangible amortization	0.5	0.5
Income from operations	11.5	8.6
Interest expense	1.1	1.3
Derivative loss (gains) and other expense (income), net	-	(0.6)
Income before income taxes	10.4	7.9
Income tax expense	3.0	3.4
Equity in net loss of unconsolidated affiliates	0.1	0.1
Net income	7.2	4.5
Less: net income attributable to noncontrolling interest	0.2	-
Net income attributable to ADS	7.1%	4.5%

Net sales - Net sales were $406.6 million in the three months ended September 30, 2018, increasing $5.5 million, or 1.4%, over the comparable period in fiscal 2018.

	For the Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$249,324	$256,175	$(6,851)	(2.7%)
Allied Products	101,945	95,709	6,236	6.5%
Total domestic	351,269	351,884	(615)	(0.2%)
International
Pipe	44,008	38,375	5,633	14.7%
Allied Products	11,278	10,790	488	4.5%
Total international	55,286	49,165	6,121	12.4%
Total net sales	$406,555	$401,049	$5,506	1.4%

Domestic net sales decreased $0.6 million, or 0.2%, in the three months ended September 30, 2018, over the comparable period in the previous fiscal year. Our domestic pipe sales decreased by $6.9 million, or 2.7%, which was primarily attributable to a $19.8 million decrease in pipe volume. This decrease was offset by price increases and changes in product mix of $15.2 million. Allied Product sales increased $6.2 million, or 6.5%, led by our storm chambers and structures product lines.

Advanced Drainage Systems, Inc.

International net sales increased $6.1 million, or 12.4%, in the three months ended September 30, 2018 over the comparable period in the previous fiscal year. Our international pipe sales increased by $5.6 million, or 14.7%, which was primarily attributable to volume, price increases and changes in product mix of $1.2 million. The increase was also attributable to the increased Allied Product sales of $0.5 million.

Cost of goods sold and Gross profit - Cost of goods sold decreased by $0.1 million, or 0.0%, and gross profit increased by $5.6 million, or 6.2%, in the three months ended September 30, 2018 over the comparable period in the previous fiscal year.

	For the Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$84,785	$83,708	$1,077	1.3%
International	10,588	6,093	4,495	73.8%
Total gross profit	$95,373	$89,801	$5,572	6.2%

The increase in domestic gross profit of $1.1 million, or 1.3%, was primarily due to decreased labor and overhead costs of $1.8 million. This increase was offset by the gross profit impact of the decreased sales discussed above and increased material and transportation costs.

International gross profit increased $4.5 million, or 73.8%, in the three months ended September 30, 2018 compared to the same period in the previous fiscal year, primarily due to the gross profit impact of the net sales increase discussed above. In addition, we implemented cost containment measures to mitigate increasing material costs.

Selling expenses - As a percentage of net sales, selling expenses were relatively flat at 6.1% in the three months ended September 30, 2018 and 2017.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2018 decreased $2.3 million from the prior year period. The decrease was primarily due to a decrease in professional and legal fees $0.5 million.

Loss on disposal of assets and costs from exit and disposal activities – In the three months ended September 30, 2018, we recorded $1.0 million of expense related to restructuring activities, including closing one underutilized manufacturing facility. In addition, we recorded a gain on other disposals and partial disposals of property, plant and equipment of approximately $0.7 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense decreased $0.5 million in the three months ended September 30, 2018 compared to the same period in the previous fiscal year, primarily due to a $0.4 million unrealized gain on the interest rate swap.

Derivative losses (gains) and other expense (income), net - Derivative gains and other income decreased by $2.6 million for the three months ended September 30, 2018 compared to the same period in the previous fiscal year. The decrease is primarily due to changes in realized foreign currency gains and losses.

Income tax expense - For the three months ended September 30, 2018 and 2017, the effective tax rates were 28.9% and 42.1%, respectively. The decrease in the effective tax rate was primarily due to impact of the Tax Cuts and Jobs Act (the “Tax Act”).

Advanced Drainage Systems, Inc.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net loss of unconsolidated affiliates increased by $0.1 million for the three months ended September 30, 2018 as compared to the same period in the previous fiscal year. The increase in loss from the South American Joint Venture was offset by the Tigre-ADS USA disposal in April 2018.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased by $0.6 million for the three months ended September 30, 2018 compared to the same period in the previous fiscal year.

Six Months Ended September 30, 2018 Compared With Six Months Ended September 30, 2017

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the six months ended September 30, 2018 and 2017. We believe this presentation is useful to investors in comparing historical results

	For the Six Months Ended September 30,
	2018	2017
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	75.4	76.8
Gross profit	24.6	23.2
Selling	6.2	6.2
General and administrative	5.4	6.7
Loss on disposal of assets and costs from exit and disposal activities	0.2	1.1
Intangible amortization	0.5	0.5
Income from operations	12.3	8.7
Interest expense	1.0	1.3
Derivative loss (gains) and other expense (income), net	(0.1)	(0.5)
Income before income taxes	11.4	7.9
Income tax expense	3.3	3.1
Equity in net loss of unconsolidated affiliates	0.0	-
Net income	7.9	4.8
Less: net income attributable to noncontrolling interest	0.3	0.1
Net income attributable to ADS	7.7%	4.7%

Net sales - Net sales were $794.4 million in the six months ended September 30, 2018, increasing $35.0 million, or 4.6%, over the comparable period in the previous fiscal year.

	For the Six Months Ended September 30,
	2018	2017	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$491,350	$484,798	$6,552	1.4%
Allied Products	202,417	186,583	15,834	8.5%
Total domestic	693,767	671,381	22,386	3.3%
International
Pipe	78,456	68,329	10,127	14.8%
Allied Products	22,179	19,698	2,481	12.6%
Total international	100,635	88,027	12,608	14.3%
Total net sales	$794,402	$759,408	$34,994	4.6%

Advanced Drainage Systems, Inc.

Domestic net sales increased $22.4 million, or 3.3%, in the six months ended September 30, 2018, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $6.6 million, or 1.4%, which was primarily attributable to price increases and changes in product mix of $31.9 million. The increase in pipe is offset by a $22.9 million decrease in pipe volume. Allied Product sales increased $15.8 million, or 8.5%, led by our storm chambers and structures product lines.

International net sales increased $12.6 million, or 14.3%, in the six months ended September 30, 2018 over the comparable period in the previous fiscal year. International pipe sales increased by $10.1 million, or 14.8%, which is attributable to price increases, changes in product mix and an increase in pipe volume. In addition, Allied Products sales increased $2.5 million, or 12.6%.

Cost of goods sold and Gross profit - Cost of goods sold increased by $16.5 million, or 2.8%, and gross profit increased by $18.5 million, or 10.5%, in the six months ended September 30, 2018 over the comparable period in the previous fiscal year.

	For the Six Months Ended September 30,
	2018	2017	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$176,220	$164,034	$12,186	7.4%
International	18,844	12,506	6,338	50.7%
Total gross profit	$195,064	$176,540	$18,524	10.5%

The increase in domestic gross profit of $12.2 million, or 7.4%, due to the gross profit impact of the net sales increase discussed above and a decrease in labor and overhead costs of $6.4 million. These increases were offset by an increase in material and transportation costs of $13.5 million.

International gross profit increased $6.3 million, or 50.7%, in the six months ended September 30, 2018 compared to the same period in the previous fiscal year, primarily due to the gross profit impact of the net sales increase discussed above offset by an increase in material and transportation costs.

Selling expenses - As a percentage of net sales, selling expenses remained flat at 6.2% in the six months ended September 30, 2018 and 2017.

General and administrative expenses - General and administrative expenses for the six months ended September 30, 2018 decreased $7.6 million from the prior year period. The decrease was primarily due to a decrease in professional and legal fees, including insurance proceeds, of $5.1 million.

Loss on disposal of assets and costs from exit and disposal activities - In the six months ended September 30, 2018, we recorded $1.0 million of expense related to restructuring activities, including closing one underutilized manufacturing facility. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $0.4 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained flat as a percentage of net sales.

Interest expense - Interest expense decreased $1.2 million in the six months ended September 30, 2018 compared to the same period in the previous fiscal year, primarily due to a $1.0 million unrealized gain on the interest rate swap.

Derivative losses (gains) and other expense (income), net - Derivative gains and other income, net decreased by $2.8 million for the six months ended September 30, 2018 compared to the same period in the previous fiscal year. The decrease is primarily due to changes in realized foreign currency gains and losses.

Income tax expense – For the six months ended September 30, 2018 and 2017, the Company had effective tax rates of 29.4% and 38.7%, respectively. The decrease in the effective tax rate was primarily due to impact of the Tax Act.

Advanced Drainage Systems, Inc.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net loss of unconsolidated affiliates increased to a $0.7 million loss for the six months ended September 30, 2018 from a $0.3 million loss for the six months ended September 30, 2017.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased from net income of $0.8 million for the six months ended September 30, 2017 to net income of $2.1 million for the six months ended September 30, 2018. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

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

Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Our presentation of adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using adjusted EBITDA as a supplemental measurement. Our measure of adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

Advanced Drainage Systems, Inc.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$29,372	$17,959	$63,023	$36,433
Depreciation and amortization	17,536	19,720	35,363	37,941
Interest expense	4,531	5,055	8,333	9,534
Income tax expense	12,194	13,437	26,478	23,183
EBITDA	63,633	56,171	133,197	107,091
Derivative fair value adjustments	154	(781)	142	(590)
Foreign currency transaction losses (gains)	818	(1,579)	647	(2,448)
Loss on disposal of assets and costs from exit and disposal activities	324	5,121	1,428	8,544
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	271	715	650	1,423
Contingent consideration remeasurement	(9)	6	(7)	32
Stock-based compensation expense	1,812	1,810	3,371	3,500
ESOP deferred stock-based compensation	4,368	2,595	8,389	5,209
Executive retirement expense (benefit)	50	894	(278)	909
Restatement-related costs (benefit)(b)	35	1,042	(1,196)	2,502
Transaction costs(c)	65	890	321	1,057
Adjusted EBITDA	$71,521	$66,884	$146,664	$127,229

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

(c)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and potential asset acquisitions and dispositions.

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

	Six Months Ended September 30,
	2018	2017
	(In thousands)
Cash flow from operating activities	$58,161	$28,389
Capital expenditures	(19,299)	(27,035)
Free Cash Flow	$38,862	$1,354

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

As of September 30, 2018, we had $12.0 million in cash that was held by our foreign subsidiaries. Prior to the Tax Act, our intent was to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. As a result of the Tax Act, we continue to evaluate our strategy with our foreign cash, but we still intend to indefinitely reinvest our earnings in foreign subsidiaries.

Working Capital and Cash Flows

As of September 30, 2018, we had $455.9 million in liquidity, including $17.6 million of cash, $363.3 million in borrowings available under our Revolving Credit Facility net of $8.5 million of outstanding letters of credit, and $75.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $288.2 million as of September 30, 2018, from $237.2 million as of March 31, 2018. The increased in working capital is primarily due to an increase in accounts receivables of $65.0 million due to the seasonality of operations offset by a $16.6 million decrease in inventory.

Operating Cash Flows - Cash flows provided by operating activities for the six months ended September 30, 2018 was $58.2 million as compared with cash provided by operating activities of $28.4 million for the six months ended September 30, 2017. Cash flows from operating activities during the six months ended September 30, 2018 was primarily impacted by increased income from continuing operations and changes in working capital.

Advanced Drainage Systems, Inc.

Investing Cash Flows - During the six months ended September 30, 2018 and 2017, cash used for investing activities was $18.9 million and $29.4 million, respectively. The decrease in cash used for investing activities was primarily due to decreases in capital expenditures and purchases of property, plant and equipment through financing. Our capital expenditures for the six months ended September 30, 2018 were used primarily for new equipment and facility expansions and upgrades.

Financing Cash Flows - During the six months ended September 30, 2018, cash used for financing activities was $39.1 million due to payments on our Senior Notes, payments on our capital lease obligations and dividends paid offset by net borrowings on our Revolving Credit Facility. During the six months ended September 30, 2017, cash provided by financing activities was $6.2 million, due to increased borrowings on our Senior Notes and Revolving Credit Facility associated with the debt refinancing, partially offset by increased repayments on our Revolving Credit facility and Term Loan, and $7.9 million of repurchases of our common stock under the stock repurchase program.

Capital Expenditures

Capital expenditures totaled $19.3 million and $27.0 million for the six months ended September 30, 2018 and 2017, respectively. Our capital expenditures for the six months ended September 30, 2018 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology.

We currently anticipate that we will make capital expenditures of approximately $50 to $60 million in fiscal year 2019. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2018, there were no material contractual obligations or commitments related to these planned capital expenditures.

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

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 31% greater after conversion.

Impact on Net Income – Following the repayment of the ESOP loan discussed above, the Company will no longer be required to apply the two-class method to determine Net income per share. In addition, the Company would not be required to recognize the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred shares allocated.

Advanced Drainage Systems, Inc.

The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to ADS	$28,670	$17,863	$60,950	$35,605
ESOP deferred stock-based compensation	4,368	2,595	8,389	5,209

Impact on Common Stock Outstanding – The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(Shares in millions)
Weighted average common shares outstanding	56.9	55.3	56.8	55.3
Conversion of redeemable convertible shares	17.7	18.4	17.8	18.5

Financing Transactions

Secured Bank Term Loans - On June 22, 2017, we entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the original agreement dated as of June 12, 2013, to provide us a $550 million Revolving Credit Facility, which is more fully described in our Fiscal 2018 Form 10-K.

As of September 30, 2018, the outstanding principal drawn on the Revolving Credit Facility was $178.2 million, with $363.3 million available to be drawn on the U.S. facility, net of $8.5 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - On June 22, 2018, the Company’s $12.0 million Revolving Credit Facility – ADS Mexicana matured. At June 22, 2018, there were no borrowings under the Revolving Credit Facility – ADS Mexicana.

ADS Mexicana’s Revolving Credit Facility was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of September 30, 2018 there were no borrowings under the Intercompany Note.

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

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. On June 22, 2017, we entered into the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in

Advanced Drainage Systems, Inc.

our Fiscal 2018 Form 10-K. We have $75 million available for issuance of senior notes under the private shelf agreement. At September 30, 2018, the outstanding principal balance on these notes was $100 million.

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

For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2018 Form 10-K. We were in compliance with our debt covenants as of September 30, 2018.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2018, our South American Joint Venture had approximately $13.2 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on those material weaknesses, and the evaluation of our disclosure controls and

Advanced Drainage Systems, Inc.

procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended September 30, 2018. As of September 30, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock, and may be suspended or terminated at any time at our discretion.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1* 10.2*	First Amendment to Second Amended and Restated Credit Agreement, dated as of July 9, 2018. Amendment No. 1 to Second Amended and Restated Private Shelf Agreement, dated as of July 9, 2018.

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer