Form 10-Q
period 2018-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2019-02-07
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 31, 2019, the registrant had 57,275,218 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of January 31, 2019, 249,897 shares of unvested restricted common stock were outstanding and 22,701,617 shares of ESOP, preferred stock, convertible into 17,462,083 shares of common stock, were outstanding. As of January 31, 2019, 74,987,198 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash	$19,758	$17,587
Receivables (less allowance for doubtful accounts of $7,353 and $6,826, respectively)	152,538	171,961
Inventories	246,451	263,792
Other current assets	7,641	5,113
Total current assets	426,388	458,453
Property, plant and equipment, net	402,819	399,381
Other assets:
Goodwill	102,423	103,017
Intangible assets, net	38,554	44,437
Other assets	36,856	37,954
Total assets	$1,007,040	$1,043,242
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$26,165	$26,848
Current maturities of capital lease obligations	23,354	22,007
Accounts payable	66,361	105,521
Other accrued liabilities	67,567	60,560
Accrued income taxes	6,608	6,307
Total current liabilities	190,055	221,243
Long-term debt obligations (less unamortized debt issuance costs of $2,467 and $3,028, respectively)	200,764	270,900
Long-term capital lease obligations	63,541	59,963
Deferred tax liabilities	35,472	32,304
Other liabilities	22,220	25,023
Total liabilities	512,052	609,433
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,810 and 23,300 shares outstanding, respectively	285,117	291,247
Deferred compensation – unearned ESOP shares	(182,980)	(190,168)
Redeemable noncontrolling interest in subsidiaries	—	8,471
Total mezzanine equity	102,137	109,550
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 57,634 shares issued; 57,190 and 56,476 shares outstanding, respectively	11,433	11,426
Paid-in capital	383,300	364,908
Common stock in treasury, at cost	(9,117)	(8,277)
Accumulated other comprehensive loss	(27,675)	(21,247)
Retained earnings (deficit)	22,017	(39,214)
Total ADS stockholders’ equity	379,958	307,596
Noncontrolling interest in subsidiaries	12,893	16,663
Total stockholders’ equity	392,851	324,259
Total liabilities, mezzanine equity and stockholders’ equity	$1,007,040	$1,043,242

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$318,113	$320,832	$1,112,515	$1,080,240
Cost of goods sold	245,714	243,006	845,052	825,874
Gross profit	72,399	77,826	267,463	254,366
Operating expenses:
Selling	23,260	22,903	72,156	70,348
General and administrative	22,116	23,788	65,082	74,351
Loss on disposal of assets and costs from exit and disposal activities	144	1,924	1,572	10,468
Intangible amortization	1,976	2,012	5,945	6,071
Income from operations	24,903	27,199	122,708	93,128
Other expense:
Interest expense	5,695	3,086	14,028	12,620
Derivative loss (gains) and other expense (income), net	634	(963)	(86)	(4,456)
Income before income taxes	18,574	25,076	108,766	84,964
Income tax expense (benefit)	2,490	(7,371)	28,968	15,812
Equity in net (income) loss of unconsolidated affiliates	(466)	(768)	225	(496)
Net income	16,550	33,215	79,573	69,648
Less: net income attributable to noncontrolling interest	738	1,110	2,811	1,938
Net income attributable to ADS	15,812	32,105	76,762	67,710
Weighted average common shares outstanding:
Basic	57,180	55,917	56,925	55,497
Diluted	57,685	56,459	57,482	56,124
Net income per share:
Basic	$0.25	$0.52	$1.22	$1.09
Diluted	$0.25	$0.51	$1.20	$1.08
Cash dividends declared per share	$0.08	$0.07	$0.24	$0.21

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$16,550	$33,215	$79,573	$69,648
Currency translation (loss) gain	(5,642)	(2,975)	(7,617)	3,010
Comprehensive income	10,908	30,240	71,956	72,658
Less: other comprehensive loss attributable to noncontrolling interest	(810)	(1,484)	(1,189)	(872)
Less: net income attributable to noncontrolling interest	738	1,110	2,811	1,938
Total comprehensive income attributable to ADS	$10,980	$30,614	$70,334	$71,592

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$79,573	$69,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,912	55,793
Deferred income taxes	2,316	(12,738)
Loss on disposal of assets and costs from exit and disposal activities	1,572	10,468
ESOP and stock-based compensation	16,142	13,086
Amortization of deferred financing charges	561	746
Fair market value adjustments to derivatives	1,976	(1,988)
Equity in net loss (income) of unconsolidated affiliates	225	(496)
Other operating activities	(3,493)	12,046
Changes in working capital:
Receivables	16,768	(14,817)
Inventories	15,705	44,560
Prepaid expenses and other current assets	(2,562)	2,105
Accounts payable, accrued expenses, and other liabilities	(33,673)	(39,504)
Net cash provided by operating activities	148,022	138,909
Cash Flows from Investing Activities
Capital expenditures	(31,130)	(35,124)
Cash paid for acquisitions, net of cash acquired	—	(1,990)
Proceeds from sale of corporate-owned life insurance	—	5,959
Other investing activities	1,109	(570)
Net cash used in investing activities	(30,021)	(31,725)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	331,600	397,450
Payments on Revolving Credit Facility	(376,600)	(431,950)
Payments on Term Loan	—	(72,500)
Proceeds from Senior Notes	—	75,000
Payments on Senior Notes	(25,000)	(25,000)
Debt issuance costs	—	(2,268)
Payments of notes, mortgages and other debt	(700)	(1,675)
Payments on capital lease obligations	(17,791)	(18,176)
Acquisition of noncontrolling interest in BaySaver	(8,821)	—
Cash dividends paid	(21,084)	(13,511)
Proceeds from exercise of stock options	3,937	7,606
Repurchase of common stock	—	(7,947)
Other financing activities	(920)	(1,558)
Net cash used in financing activities	(115,379)	(94,529)
Effect of exchange rate changes on cash	(451)	(698)
Net change in cash	2,171	11,957
Cash at beginning of period	17,587	6,450
Cash at end of period	$19,758	$18,407
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$27,459	$25,408
Cash paid for interest	11,506	13,904
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under capital lease and incurred lease obligations	19,915	25,993
Balance in accounts payable for the acquisition of property, plant and equipment	2,381	998
Payable recorded for business acquisition	—	300
Contribution of net accounts receivable to the South American Joint Venture	—	2,785

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Redeemable Non-controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	—	—	67,710	67,710	1,165	68,875	—	—	—	—	773	773
Other comprehensive income	—	—	—	—	—	3,882	—	3,882	(872)	3,010	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,310)	(1,310)	—	(1,310)	—	—	—	—	—	—
Common stock dividends ($0.21 per share)	—	—	—	—	—	—	(11,729)	(11,729)	—	(11,729)	—	—	—	—	—	—
Dividend paid to non-controlling interest holder									(490)	(490)
Allocation of ESOP shares to participants for compensation	—	—	1,910	—	—	—	—	1,910	—	1,910	—	—	(483)	6,036	—	6,036
Exercise of common stock options	559	6	7,558	(2)	42	—	—	7,606	—	7,606	—	—	—	—	—	—
Restricted stock awards	41	—	1,801	(78)	349	—	—	2,150	—	2,150	—	—	—	—	—	—
Reclassification of liability- classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	2,991	—	—	—	—	2,991	—	2,991	—	—	—	—	—	—
ESOP distribution in common stock	192	2	7,775	(394)	1,753	—	—	9,530	—	9,530	(762)	(9,530)	—	—	—	(9,530)
Retirement of common stock held in treasury	(97,745)	(977)	(433,852)	(97,745)	434,829			—	—	—
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)	—	—	—	—	—	—
Balance at December 31, 2017	56,607	$11,424	$357,684	403	$(7,958)	$(20,933)	$(29,007)	$311,210	$14,710	$325,920	23,463	$293,284	15,380	$(192,180)	$9,000	$110,104
Balance at April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	—	—	76,762	76,762	1,979	78,741	—	—	—	—	832	832
Other comprehensive loss	—	—	—	—	—	(6,428)	—	(6,428)	(1,189)	(7,617)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,442)	(1,442)	—	(1,442)	—	—	—	—	—	—
Common stock dividends ($0.24 per share)	—	—	—	—	—	—	(13,751)	(13,751)	—	(13,751)	—	—	—	—	—	—
Dividend paid to non-controlling interest holder	—	—	—	—	—	—	—	—	(4,560)	(4,560)	—	—	—	—	(1,075)	(1,075)
Allocation of ESOP shares to participants for compensation	—	—	3,925	—	—	—	—	3,925	—	3,925			(575)	7,188		7,188
Exercise of common stock options	277	2	3,937	28	(767)	—	—	3,173	—	3,173	—	—	—	—	—	—
Restricted stock awards	93	1	2,945	3	(73)	—	—	2,872	—	2,872	—	—	—	—	—	—
Equity classified stock-based compensation expense	—	—	2,084	—	—	—	—	2,084	—	2,084	—	—	—	—	—	—
ESOP distribution in common stock	375	4	6,126	—	—	—	—	6,130	—	6,130	(490)	(6,130)	—	—	—	(6,130)
Acquisition of noncontrolling interest in BaySaver	—	—	(625)	—	—	—	(338)	(963)	—	(963)					(8,228)	(8,228)
Balance at December 31, 2018	57,634	$11,433	$383,300	444	$(9,117)	$(27,675)	$22,017	$379,958	$12,893	$392,851	22,810	$285,117	14,644	$(182,980)	$—	$102,137

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2018 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2018 (“Fiscal 2018 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2018 and the results of operations and cash flows for the three and nine months ended December 31, 2018. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2018 Form 10-K.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Cloud Computing - On August 29, 2018, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The ASU, which was released in response to a consensus reached by the EITF at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU includes in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply CCA guidance to determine which implementation costs should be capitalized in such a CCA. The Company adopted this update effective July 1, 2018 on a prospective basis. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

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

Cash Flow Classification - In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company adopted this update effective April 1, 2018 using the retrospective method. The new standard did not have a material impact on the Condensed Consolidated Financial Statements.

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

Recent Accounting Guidance Not Yet Adopted

Leases - In February 2016, the FASB issued an ASU which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term

Advanced Drainage Systems, Inc.

of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption of this standard is permitted. The standard allows the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has implemented a new software solution to improve the process of tracking and accounting for leases under the current and new standards. The Company will adopt this standard effective April 1, 2019 using the modified retrospective transition method which does not require adjustments to comparative periods or require modified disclosures for those periods. The Company expects to elect the transition relief practical expedients. The Company is continuing to evaluate the impact on its Condensed Consolidated Financial Statements. The Company currently does not expect the adoption of ASC 842 to have a material impact on the Statement of Operations or Statement of Cash Flows. The recording of right-of-use assets and lease liabilities is expected to have a material impact on the Company’s Condensed Consolidated Balance Sheet.

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

Fair Value Measurement – In August 2018, the FASB issued an ASU that is intended to improve the effectiveness of disclosures in notes to financial statements. The standard removes, modifies and adds certain disclosure requirements related to fair value measurements. This standard is effective for fiscal years beginning after December 15, 2019. The standard requires the use of the retrospective transition method for specific amendments within the ASU and the prospective treatment of other amendments. Early adoption is permitted. The Company will early adopt this ASU, effective for the Company’s Annual Report on Form 10-K for the year ending March 31, 2019. The Company is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

With the exception of the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2018 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which will continue throughout fiscal 2019, including closing underutilized manufacturing facilities, reducing headcount, optimizing product offerings and eliminating nonessential costs, designed to improve the Company’s cost structure. The Company closed one and three manufacturing facilities in the nine months ended December 31,

Advanced Drainage Systems, Inc.

2018 and 2017, respectively. As additional restructuring opportunities may be identified, the Company does not have an estimated completion date or expected total cost estimate for the 2018 Restructuring Plan.

The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Accelerated depreciation	$—	$—	$430	$3,561
Plant severance	39	1,021	122	1,848
Headcount reduction	237	—	237	2,577
Product optimization	48	—	351	—
Other restructuring activities	114	56	316	56
Total 2018 Restructuring Plan activities	$438	$1,077	$1,456	$8,042
(Gain) loss on other disposals and partial disposals of property, plant and equipment	(294)	847	116	2,426
Total loss on disposal of assets and costs from exit and disposal activities	$144	$1,924	$1,572	$10,468

Approximately $0.3 million and $1.1 million of the total 2018 Restructuring Plan activities related to the Domestic reporting segment for the three and nine months ended December 31, 2018, respectively. Approximately $1.1 million and $8.0 million of the total 2018 restructuring Plan activities related to the Domestic reporting segment for the three and nine months ended December 31, 2017, respectively. There was $0.1 and $0.4 million of the total 2018 Restructuring Plan activities related to the International reporting segment for the three and nine months ended December 31, 2018, respectively. There were no 2018 Restructuring Plan activities for the three and nine months ended December 31, 2017 related to the International reporting segment, respectively.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan at December 31, 2018 and 2017 is as follows:

	Nine Months Ended December 31,
	2018	2017
(Amounts in thousands)	(In thousands)
Balance at the beginning of the period	$3,901	$—
Expenses	316	56
Non-cash expenses	359	4,425
Payments	(2,497)	(1,621)
Balance at the end of the period	$2,079	$2,860

As of December 31, 2018, the Company had $0.7 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.

3.	REVENUE RECOGNITION

On April 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), and all related amendments using the modified retrospective transition method. The adoption of ASC 606 did not impact the opening retained earnings balance or cause a

Advanced Drainage Systems, Inc.

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The adoption of this standard resulted in the Company recording a contract asset for estimated inventory returns. On April 1, 2018, the estimated inventory returns resulted in a $0.6 million decrease in Receivables, net and a $0.6 million increase in Other current assets on the Company’s Consolidated Balance Sheets. The following table presents the balance of the Company’s contract asset and liability as of December 31, 2018 and April 1, 2018:

	December 31, 2018	April 1, 2018
	(In thousands)
Contract asset - product returns	$851	$577
Refund liability	1,847	1,468

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

Advanced Drainage Systems, Inc.

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

4.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	December 31, 2018	March 31, 2018
	(In thousands)
Raw materials	$48,488	$54,909
Finished goods	197,963	208,883
Total inventories	$246,451	$263,792

There were no work-in-process inventories as of the periods presented.

5.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$122	$—	$122	$—
Interest rate swaps	2,034	—	2,034	—
Total assets at fair value on a recurring basis	$2,156	$—	$2,156	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$851	$—	$851	$—
Contingent consideration for acquisitions	228	—	—	228
Foreign exchange forward contracts	35	—	35	—
Total liabilities at fair value on a recurring basis	$1,079	$—	$851	$228

Advanced Drainage Systems, Inc.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$596	$—	$596	$—
Interest rate swaps	2,801	—	2,801	—
Total assets at fair value on a recurring basis	$3,397	$—	$3,397	$—
Liabilities:
Derivative liability - diesel fuel contracts	$116	$—	$116	$—
Contingent consideration for acquisitions	578	—	—	578
Total liabilities at fair value on a recurring basis	$694	$—	$116	$578

For the three and nine months ended December 31, 2018 and 2017, respectively, there were no transfers in or out of Levels 1, 2 or 3.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$325	$735	$578	$1,348
Change in fair value	6	1	15	33
Payments of contingent consideration liability	(103)	(96)	(365)	(741)
Balance at the end of the period	$228	$640	$228	$640

Advanced Drainage Systems, Inc.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 12. Debt” in the Company’s Fiscal 2018 Form 10-K) were $100.0 million and $97.8 million, respectively, as of December 31, 2018 and $125.0 million and $122.3 million, respectively, at March 31, 2018. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Term Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

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

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Diesel fuel option collars	$1,067	$(333)	$1,209	$(735)
Interest rate swaps	1,810	(1,065)	767	(1,253)
Foreign exchange forward contracts	35	—	35	—
Total net unrealized mark-to-market loss (gains)	$2,912	$(1,398)	$2,011	$(1,988)
Diesel fuel option collars	(126)	(203)	(700)	(204)
Foreign exchange forward contracts	(73)	—	(163)	—
Interest rate swaps	(99)	138	(191)	286
Total net realized (gains) loss	$(298)	$(65)	$(1,054)	$82

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2018	2017	2018	2017
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$15,812	$32,105	$76,762	$67,710
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(467)	(456)	(1,442)	(1,415)
Dividends paid to unvested restricted stockholders	(25)	(12)	(55)	(47)
Net income available to common stockholders and participating securities	15,320	31,637	75,265	66,248
Undistributed income allocated to participating securities	(1,027)	(2,766)	(6,048)	(5,588)
Net income available to common stockholders – Basic	$14,293	$28,871	$69,217	$60,660
Weighted average number of common shares outstanding – Basic	57,180	55,917	56,925	55,497
Net income per common share – Basic	$0.25	$0.52	$1.22	$1.09
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$14,293	$28,871	$69,217	$60,660
Weighted average number of common shares outstanding – Basic	57,180	55,917	56,925	55,497
Assumed exercise of stock options	505	542	557	627
Weighted average number of common shares outstanding – Diluted	57,685	56,459	57,482	56,124
Net income per common share – Diluted	$0.25	$0.51	$1.20	$1.08
Potentially dilutive securities excluded as anti-dilutive	6,079	6,060	6,068	6,252

Stockholders’ Equity –During the nine months ended December 31, 2017, the Company repurchased 0.4 million shares of common stock at a cost of $7.9 million. The Company did not repurchase any shares of common stock during the three and nine months ended December 31, 2018. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of December 31, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

8.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

ADS Mexicana’s Revolving Credit Facility expired on June 22, 2018 and was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain

Advanced Drainage Systems, Inc.

base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of December 31, 2018, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre – ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. The South American Joint Venture operates within Argentina, which on July 1, 2018, was identified for high inflationary accounting. The Company has determined the effect of a change in the exchange rate under high inflationary accounting is not expected to have a material effect on the Company’s results in any interim or annual period. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of December 31, 2018. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of December 31, 2018 and March 31, 2018, the outstanding principal balances of the credit facility including letters of credit were $12.6 million and $14.5 million, respectively. As of December 31, 2018, there were no U.S. dollar denominated loans. The weighted average interest rate as of December 31, 2018 was 5.6% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales to ADS and its other related parties, which totaled $0.4 million and $1.1million for the three and nine months ended December 31, 2018, respectively, and $0.6 million and $1.4 million for the three and nine months ended December 31, 2017, respectively. ADS pipe sales to the South American Joint Venture were $0.3 million and $0.1 million for the three months ended December 31, 2018 and 2017, respectively, and $0.8 million and $0.3 million for the nine months ended December 31, 2018 and 2017, respectively.

BaySaver - BaySaver Technologies LLC (“BaySaver”) was a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. During the third quarter, ADS purchased the remaining 35% ownership interest in BaySaver for a purchase price of $8.8 million. The purchase of the remaining 35% ownership interest was reflected as a reduction in the Redeemable noncontrolling interest in subsidiary in the Condensed Consolidated Balance Sheets and as a financing activity in the Condensed Consolidated Statement of Cash Flows. Additionally, resulting from this transaction, the Company recorded a non-cash adjustment to deferred taxes. BaySaver in now a wholly-owned subsidiary of ADS.

ADS and BaySaver were parties to a shared services arrangement, prior to the acquisition, which provided for the provision of certain joint venture services. Included within this arrangement was the lease of a plant and adjacent yard used to conduct business and operating expenses related to the leased facility.

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

ADS purchased $0.3 million and $0.5 million of Tigre-ADS USA manufactured products for use in the production of ADS products during the three months ended December 31, 2018 and 2017, respectively, and $1.5 million and $1.6 million during the nine months ended December 31, 2018 and 2017, respectively.

Advanced Drainage Systems, Inc.

9.	DEBT

Long-term debt as of the periods presented consisted of the following:

	December 31, 2018	March 31, 2018
	(In thousands)
Secured Bank Term Loans:
Revolving Credit Facility — ADS	$126,500	$171,500
Revolving Credit Facility — ADS Mexicana	—	—
Senior Notes payable	100,000	125,000
Industrial revenue bonds	240	940
Equipment financing	2,656	3,336
Total	229,396	300,776
Unamortized debt issuance costs	(2,467)	(3,028)
Current maturities	(26,165)	(26,848)
Long-term debt obligation	$200,764	$270,900

Letters of credit outstanding at December 31, 2018 and March 31, 2018 amounted to $8.6 million and $13.0 million, respectively, and reduce the availability of the Revolving Credit Facilities.

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

Purchase Commitments – The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such non-cancelable purchase contracts in place at December 31, 2018, the Company has agreed to purchase resin over the period January 2019 through December 2019 at a committed purchase cost of $23.5 million.

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

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal

Advanced Drainage Systems, Inc.

securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed a motion for relief from final judgment and for leave to file an amended complaint with the District Court. The defendants have opposed the plaintiff’s motion and are awaiting a decision by the District Court. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but it could be material.

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

The Company previously recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. During the three months ended December 31, 2018, the Company finalized the accounting for the Tax Act. During the three and nine months ended December 31, 2018, the Company did not make any material adjustments to its provisional amounts included in its consolidated financial statements for the year ended March 31, 2018.

The Company recognized a provisional amount for revaluing its deferred tax attributes resulting in a $16.0 million tax benefit that was recorded for the fiscal year ended March 31, 2018. On the basis of revised computations in filing the U.S. federal tax return during the third quarter, the Company recognized an additional measurement-period adjustment of $0.4 million to deferred tax expense for the three and nine months ended December 31, 2018. A total deferred tax benefit of $15.6 million was recorded. The Company’s accounting for its deferred tax attributes is now complete.

The Company had $26.5 million of undistributed earnings on its foreign subsidiaries subject to the deemed mandatory repatriation. The Company recognized a provisional amount of $5.2 million of income tax expense that was recorded for the fiscal year ended March 31, 2018. After the utilization of existing foreign tax credits, the Company expected to pay additional U.S. federal taxes of approximately $1.0 million as of the fiscal year ended March 31, 2018. On the basis of revised computations in filing the U.S. federal tax return during the third quarter, the Company recognized an additional measurement-period adjustment of $0.6 million to income tax benefit for the three and nine months ended December 31, 2018. A total transition tax expense of $4.6 million was recorded. After the utilization of existing foreign tax credits, the Company paid an additional U.S. federal taxes of $0.7 million. The Company’s accounting for the deemed mandatory repatriation tax is now complete.

Advanced Drainage Systems, Inc.

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended December 31, 2018 and 2017, the Company utilized an effective tax rate of 13.4% and (29.4)%, respectively, to calculate its provision for income taxes. For the nine months ended December 31, 2018 and 2017, the Company utilized an effective tax rate of 26.6% and 18.6%, respectively, to calculate its provision for income taxes.

The effective tax rate for the three months ended December 31, 2018 differed from the federal statutory rate due to a $1.8 million discrete income tax benefit related to the release of tax reserves due to the lapse of statute of limitations. The Company’s effective tax rate is higher than the federal statutory rate primarily due to state and local income taxes and our Employee Stock Ownership Plan (“ESOP”) for the nine months ended December 31, 2018. The Company’s effective tax rate varied significantly from the federal statutory rate as a result of the Tax Act and other discrete items during the three and nine months ended December 31, 2017.

12.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$84	$45	$228	$135
Selling expenses	48	27	134	79
General and administrative expenses	1,526	1,568	4,667	4,926
Total stock-based compensation expense	$1,658	$1,640	$5,029	$5,140

The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$516	$898	$2,084	$2,991
Restricted Stock	863	430	2,169	1,158
Non-Employee Directors	279	312	776	991
Total stock-based compensation expense	$1,658	$1,640	$5,029	$5,140

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

Advanced Drainage Systems, Inc.

During the nine months ended December 31, 2018, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $3.6 million.

Performance Units - In addition, during the nine months ended December 31, 2018, the Company granted 0.1 million performance units, subject to performance and services conditions. The grant date fair value of the performance units was $3.0 million, based on the market price of the Company’s common stock at the date of the grant. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. The performance units have a 3-year performance period from April 1, 2018 through March 31, 2021. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

Options – During the nine months ended December 31, 2018, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $2.0 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the nine months ended December 31, 2018:

Nine Months Ended December 31,
Common stock price	25.75
Expected stock price volatility	30.5
Risk-free interest rate	2.9
Weighted-average expected option life (years)	6.0
Dividend yield	1.2%

Advanced Drainage Systems, Inc.

13.	BUSINESS SEGMENTS INFORMATION

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Domestic
Pipe	$196,675	$198,713	$688,025	$683,512
Allied Products	82,504	78,159	284,921	264,741
Total domestic	279,179	276,872	972,946	948,253
International
Pipe	29,580	33,231	108,036	101,560
Allied Products	9,354	10,729	31,533	30,427
Total international	38,934	43,960	139,569	131,987
Total Net sales	$318,113	$320,832	$1,112,515	$1,080,240

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended December 31, 2018
Net sales	$279,179	$38,934	$318,113
Segment Adjusted EBITDA	42,460	5,974	48,434
Interest expense	5,621	74	5,695
Income tax expense	1,885	605	2,490
Depreciation and amortization	15,690	1,859	17,549
Equity in net loss (income) of unconsolidated affiliates	—	(466)	(466)
Capital expenditures	10,720	1,111	11,831
For the three months ended December 31, 2017
Net sales	$276,872	$43,960	$320,832
Segment Adjusted EBITDA	48,790	7,209	55,999
Interest expense	3,007	79	3,086
Income tax (benefit) expense	(9,117)	1,746	(7,371)
Depreciation and amortization	15,804	2,048	17,852
Equity in net loss (income) of unconsolidated affiliates	952	(1,720)	(768)
Capital expenditures	7,820	269	8,089

Advanced Drainage Systems, Inc.

	Domestic	International	Total
	(In thousands)
For the nine months ended December, 2018
Net sales	$972,946	$139,569	$1,112,515
Segment Adjusted EBITDA	175,831	19,267	195,098
Interest expense	13,812	216	14,028
Income tax expense	26,660	2,308	28,968
Depreciation and amortization	47,281	5,631	52,912
Equity in net loss of unconsolidated affiliates	—	225	225
Capital expenditures	28,211	2,919	31,130
For the nine months ended December, 2017
Net sales	$948,253	$131,987	$1,080,240
Segment Adjusted EBITDA	167,352	15,876	183,228
Interest expense	12,363	257	12,620
Income tax expense	12,583	3,229	15,812
Depreciation and amortization	49,725	6,068	55,793
Equity in net loss (income) of unconsolidated affiliates	1,607	(2,103)	(496)
Capital expenditures	33,601	1,523	35,124

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	December 31, 2018	March 31, 2018
	(In thousands)
Investments in unconsolidated affiliates
International	$10,007	$12,343
Total	$10,007	$12,343
Total identifiable assets
Domestic	$892,658	$904,718
International	126,474	142,822
Eliminations	(12,092)	(4,298)
Total	$1,007,040	$1,043,242

Advanced Drainage Systems, Inc.

The following reconciles net income to segment adjusted EBITDA for the periods presented:

	For the Three Months Ended December 31,
	2018		2017
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$13,333	$3,217	$29,755	$3,460
Depreciation and amortization	15,690	1,859	15,804	2,048
Interest expense	5,621	74	3,007	79
Income tax expense (benefit)	1,885	605	(9,117)	1,746
Segment EBITDA	36,529	5,755	39,449	7,333
Derivative fair value adjustments	1,067	—	(145)	—
Foreign currency transaction gains	—	(423)	—	(430)
Loss (gain) on disposal of assets and costs from exit and disposal activities	89	55	1,940	(16)
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	—	587	315	322
Contingent consideration remeasurement	(8)	—	1	—
Stock-based compensation expense	1,658	—	1,640	—
ESOP deferred stock-based compensation	2,724	—	2,737	—
Executive retirement expense	50	—	73	—
Restatement-related costs(b)	(742)	—	888	—
Legal settlement	—	—	1,800	—
Transaction costs(c)	83	—	92	—
Strategic growth and operational improvement initiatives(d)	1,010	—	—	—
Segment Adjusted EBITDA	$42,460	$5,974	$48,790	$7,209

Advanced Drainage Systems, Inc.

	For the Nine Months Ended December 31,
	2018		2017
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net income	$70,539	$9,034	$61,837	$7,811
Depreciation and amortization	47,281	5,631	49,725	6,068
Interest expense	13,812	216	12,363	257
Income tax expense (benefit)	26,660	2,308	12,583	3,229
Segment EBITDA	158,292	17,189	136,508	17,365
Derivative fair value adjustments	1,209	—	(735)	—
Foreign currency transaction (gains) losses	—	224	—	(2,878)
Loss on disposal of assets and costs from exit and disposal activities	961	611	10,253	215
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	—	1,237	886	1,174
Contingent consideration remeasurement	(15)	—	33	—
Stock-based compensation expense	5,029	—	5,140	—
ESOP deferred stock-based compensation	11,113	—	7,946	—
Executive retirement (benefit) expense	(228)	—	982	—
Restatement-related (benefit) costs(b)	(1,938)	—	3,390	—
Legal settlement	—	—	1,800	—
Transaction costs(c)	398	6	1,149	—
Strategic growth and operational improvement initiatives(d)	1,010	—	—	—
Segment Adjusted EBITDA	$175,831	$19,267	$167,352	$15,876

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
(d)

Represents professional fees incurred in connection with the Company’s strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with operational improvement initiatives, which include evaluation of the Company’s manufacturing network and improvement initiatives.

14.	SUBSEQUENT EVENTS

Dividends on Common Stock- During the fourth quarter of fiscal 2019, the Company declared a quarterly cash dividend of $0.08 per share of common stock. The dividend is payable on March 15, 2019 to stockholders of record at the close of business on March 1, 2019.

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

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve our cost structure, including closing underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. These activities will continue throughout fiscal 2019. The Company closed one and three manufacturing facilities in the nine months ended December 31, 2018 and 2017, respectively. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Accelerated depreciation	$—	$—	$430	$3,561
Plant severance	39	1,021	122	1,848
Headcount reduction	237	—	237	2,577
Product optimization	48	—	351	—
Other restructuring activities	114	56	316	56
Total restructuring activities	$438	$1,077	$1,456	$8,042

The following table summarizes the line items of the Condensed Consolidated Statements of Operations where the expenses above would have been recorded to absent of a restructuring program:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$201	$1,077	$1,219	$6,023
Selling expenses	—	—	—	1,390
General and administrative expenses	237	—	237	629
Total restructuring activities	$438	$1,077	$1,456	$8,042

The restructuring costs above represent one-time expenses and are not indicative of expected costs or cost savings in future periods.

Strategic Growth and Operational Improvement Initiatives

In the third quarter of fiscal 2019, we began incurring professional fees in connection with strategic growth and operational improvement initiatives. These initiatives include market feasibility assessments, acquisition strategies, operational improvement initiatives, which include evaluation of our manufacturing network, and improvement initiatives associated with various operational support functions.

Advanced Drainage Systems, Inc.

Results of Operations

Three months ended December 31, 2018 Compared With three months ended December 31, 2017

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended December 31, 2018 and 2017. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended December 31,
	2018	2017
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	77.2	75.7
Gross profit	22.8	24.3
Selling	7.3	7.1
General and administrative	7.0	7.4
Loss on disposal of assets and costs from exit and disposal activities	-	0.6
Intangible amortization	0.6	0.6
Income from operations	7.8	8.5
Interest expense	1.8	1.0
Derivative loss (gains) and other expense (income), net	0.2	(0.3)
Income before income taxes	5.8	7.8
Income tax expense (benefit)	0.8	(2.3)
Equity in net (income) loss of unconsolidated affiliates	(0.1)	(0.2)
Net income	5.2	10.4
Less: net income attributable to noncontrolling interest	0.2	0.3
Net income attributable to ADS	5.0%	10.0%

Net sales - Net sales were $318.1 million in the three months ended December 31, 2018, decreasing $2.7 million, or 0.8%, over the comparable period in fiscal 2018.

	For the Three Months Ended December 31,
	2018	2017	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$196,675	$198,713	$(2,038)	(1.0%)
Allied Products	82,504	78,159	4,345	5.6%
Total domestic	279,179	276,872	2,307	0.8%
International
Pipe	29,580	33,231	(3,651)	(11.0%)
Allied Products	9,354	10,729	(1,375)	(12.8%)
Total international	38,934	43,960	(5,026)	(11.4%)
Total net sales	$318,113	$320,832	$(2,719)	(0.8%)

Domestic net sales increased $2.3 million, or 0.8%, in the three months ended December 31, 2018, over the comparable period in the previous fiscal year. Our domestic pipe sales decreased by $2.0 million, or 1.0%, which was primarily attributable to a $7.3 million decrease in pipe volume. This decrease was offset by price increases and changes in product mix of $3.7 million. Allied Product sales increased $4.3 million, or 5.6%.

Advanced Drainage Systems, Inc.

International net sales decreased $5.0 million, or 11.4%, in the three months ended December 31, 2018 over the comparable period in the previous fiscal year. Our international pipe sales decreased by $3.7 million, or 11.0%, which was primarily attributable to volume decreases. In addition, Allied Product sales decreased $1.4 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $2.7 million, or 1.1%, and gross profit decreased by $5.4 million, or 7.0%, in the three months ended December 31, 2018 over the comparable period in the previous fiscal year.

	For the Three Months Ended December 31,
	2018	2017	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$64,630	$69,880	$(5,250)	(7.5%)
International	7,769	7,946	(177)	(2.2%)
Total gross profit	$72,399	$77,826	$(5,427)	(7.0%)

The decrease in domestic gross profit of $5.3 million, or 7.5%, was primarily due to increased material and transportation costs of $6.3 million. This gross profit decrease was partially offset by decreased labor and overhead costs and the increased sales discussed above.

International gross profit decreased $0.2 million, or 2.2%, in the three months ended December 31, 2018 compared to the same period in the previous fiscal year.

Selling expenses - As a percentage of net sales, selling expenses were relatively flat at 7.3% in the three months ended December 31, 2018 compared to 7.1% in three months ended December 31, 2017.

General and administrative expenses - General and administrative expenses for the three months ended December 31, 2018 decreased $1.7 million from the prior year period. The decrease was primarily due to a $1.8 million legal settlement in the three months ended December 31, 2017.

Loss on disposal of assets and costs from exit and disposal activities – In the three months ended December 31, 2018, we recorded $0.4 million of expense related to restructuring activities. In addition, we recorded a gain on the sale of property, plant and equipment of approximately $0.3 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense increased $2.6 million in the three months ended December 31, 2018 compared to the same period in the previous fiscal year, primarily due to a $1.8 million unrealized loss on the interest rate swap.

Derivative loss (gains) and other expense (income), net - Derivative loss (gains) and other expense (income) decreased by $1.6 million for the three months ended December 31, 2018 compared to the same period in the previous fiscal year. The decrease is primarily due to changes in realized and unrealized losses on diesel fuel option collar contracts.

Income tax expense (benefit) - For the three months ended December 31, 2018 and 2017, the effective tax rates were 13.4% and (29.4%), respectively. The change in the effective tax rate was primarily due to the impact of Tax Act items not affecting the current year and certain other discrete items.  See “Note 11. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates

Advanced Drainage Systems, Inc.

decreased by $0.3 million for the three months ended December 31, 2018 as compared to the same period in the previous fiscal year. The decrease is primarily the result of the $1.9 million gain recognized as a result of the contribution of outstanding receivables we made to the South American Joint Venture in the three months ended December 31, 2017. This decrease was partially offset by the disposal of Tigre-ADS USA in April 2018. We recognized a $1.0 million loss representing our proportionate share of Tigre-ADS USA loss in the three months ended December 31, 2017.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased by $0.4 million for the three months ended December 31, 2018 compared to the same period in the previous fiscal year primarily due to the acquisition of the noncontrolling interest in BaySaver.

Nine months ended December 31, 2018 Compared With nine months ended December 31, 2017

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the nine months ended December 31, 2018 and 2017. We believe this presentation is useful to investors in comparing historical results

	For the Nine Months Ended December 31,
	2018	2017
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.0	76.5
Gross profit	24.0	23.5
Selling	6.5	6.5
General and administrative	5.8	6.9
Loss on disposal of assets and costs from exit and disposal activities	0.1	1.0
Intangible amortization	0.5	0.6
Income from operations	11.0	8.6
Interest expense	1.3	1.2
Derivative loss (gains) and other expense (income), net	-	(0.4)
Income before income taxes	9.8	7.9
Income tax expense (benefit)	2.6	1.5
Equity in net (income) loss of unconsolidated affiliates	-	-
Net income	7.2	6.4
Less: net income attributable to noncontrolling interest	0.3	0.2
Net income attributable to ADS	6.9%	6.3%

Advanced Drainage Systems, Inc.

Net sales - Net sales were $1,112.5 million in the nine months ended December 31, 2018, increasing $32.3 million, or 3.0%, over the comparable period in the previous fiscal year.

	For the Nine Months Ended December 31,
	2018	2017	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$688,025	$683,512	$4,513	0.7%
Allied Products	284,921	264,741	20,180	7.6%
Total domestic	972,946	948,253	24,693	2.6%
International
Pipe	108,036	101,560	6,476	6.4%
Allied Products	31,533	30,427	1,106	3.6%
Total international	139,569	131,987	7,582	5.7%
Total net sales	$1,112,515	$1,080,240	$32,275	3.0%

Domestic net sales increased $24.7 million, or 2.6%, in the nine months ended December 31, 2018, over the comparable period in the previous fiscal year. Our domestic pipe sales increased by $4.5 million, or 0.7%, which was primarily attributable to price increases and changes in product mix of $35.6 million. The increase in pipe is offset by a $30.2 million decrease in pipe volume. Allied Product sales increased $20.2 million, or 7.6%.

International net sales increased $7.6 million, or 5.7%, in the nine months ended December 31, 2018 over the comparable period in the previous fiscal year. International pipe sales increased by $6.5 million, or 6.4%, which is attributable to price increases, changes in product mix and an increase in pipe volume. In addition, Allied Products sales increased $1.1 million, or 3.6%.

Cost of goods sold and Gross profit - Cost of goods sold increased by $19.2 million, or 2.3%, and gross profit increased by $13.1 million, or 5.1%, in the nine months ended December 31, 2018 over the comparable period in the previous fiscal year.

	For the Nine Months Ended December 31,
	2018	2017	$ Variance	% Variance
	(In thousands)
Gross Profit
Domestic	$240,850	$233,914	$6,936	3.0%
International	26,613	20,452	6,161	30.1%
Total gross profit	$267,463	$254,366	$13,097	5.1%

The increase in domestic gross profit of $6.9 million, or 3.0%, is due to the gross profit impact of the net sales increase discussed above and a decrease in labor and overhead costs of $12.7 million. These increases were partially offset by an increase in material and transportation costs of $20.5 million.

International gross profit increased $6.2 million, or 30.1%, in the nine months ended December 31, 2018 compared to the same period in the previous fiscal year, primarily due to the gross profit impact of the net sales increase discussed above offset by an increase in material and transportation costs.

Selling expenses - As a percentage of net sales, selling expenses remained flat at 6.5% in the nine months ended December 31, 2018 and 2017.

General and administrative expenses - General and administrative expenses for the nine months ended December 31, 2018 decreased $9.3 million from the prior year period. The decrease was primarily due to a decrease in professional and legal fees, including insurance proceeds, of $5.9 million, and a $1.8 million legal settlement in the three months ended December 31, 2017.

Advanced Drainage Systems, Inc.

Loss on disposal of assets and costs from exit and disposal activities - In the nine months ended December 31, 2018, we recorded $1.5 million of expense related to restructuring activities, including closing one underutilized manufacturing facility. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $0.1 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained flat as a percentage of net sales.

Interest expense - Interest expense increased $1.4 million in the nine months ended December 31, 2018 compared to the same period in the previous fiscal year, primarily due to a $0.8 million unrealized loss on the interest rate swap.

Derivative losses (gains) and other expense (income), net - Derivative losses (gains) and other expense (income), net decreased by $4.4 million for the nine months ended December 31, 2018 compared to the same period in the previous fiscal year. The decrease is primarily due to other non-operating income of $3.5 million for the nine months ended December 31, 2017.

Income tax expense – For the nine months ended December 31, 2018 and 2017, the Company had effective tax rates of 26.6% and 18.6%, respectively. The increase in the effective tax rate was primarily due to the impact of Tax Act items not affecting the current year and certain other discrete items. See “Note 11. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates decreased to a $0.2 million loss for the nine months ended December 31, 2018 from a $0.5 million income for the nine months ended December 31, 2017.  The decrease is primarily the result of the $1.9 million gain recognized as a result of the contribution of outstanding receivables we made to the South American Joint Venture in the nine months ended December 31, 2017. This decrease was partially offset by the disposal of Tigre-ADS USA in April 2018. We recognized a $1.6 million loss representing our proportionate share of Tigre-ADS USA loss in the three months ended December 31, 2017.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased from net income of $1.9 million for the nine months ended December 31, 2017 to net income of $2.8 million for the nine months ended December 31, 2018. The change is primarily attributable to the disposal of Tigre ADS-USA.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Net income	$16,550	$33,215	$79,573	$69,648
Depreciation and amortization	17,549	17,852	52,912	55,793
Interest expense	5,695	3,086	14,028	12,620
Income tax expense (benefit)	2,490	(7,371)	28,968	15,812
EBITDA	42,284	46,782	175,481	153,873
Derivative fair value adjustments	1,067	(145)	1,209	(735)
Foreign currency transaction (gains) losses	(423)	(430)	224	(2,878)
Loss on disposal of assets and costs from exit and disposal activities	144	1,924	1,572	10,468
Unconsolidated affiliates interest, tax, depreciation and amortization(a)	587	637	1,237	2,060
Contingent consideration remeasurement	(8)	1	(15)	33
Stock-based compensation expense	1,658	1,640	5,029	5,140
ESOP deferred stock-based compensation	2,724	2,737	11,113	7,946
Executive retirement expense (benefit)	50	73	(228)	982
Restatement-related (benefit) costs(b)	(742)	888	(1,938)	3,390
Legal settlement	—	1,800	—	1,800
Transaction costs(c)	83	92	404	1,149
Strategic growth and operational improvement initiatives(d)	1,010	—	1,010	—
Adjusted EBITDA	$48,434	$55,999	$195,098	$183,228

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
(d)

Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our

Advanced Drainage Systems, Inc.

operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.

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

	Nine Months Ended December 31,
	2018	2017
	(In thousands)
Cash flow from operating activities	$148,022	$138,909
Capital expenditures	(31,130)	(35,124)
Free Cash Flow	$116,892	$103,785

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

As of December 31, 2018, we had $12.3 million in cash that was held by our foreign subsidiaries. Prior to the Tax Act, our intent was to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. As a result of the Tax Act, we continue to evaluate our strategy with regard to foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

Working Capital and Cash Flows

As of December 31, 2018, we had $509.7 million in liquidity, including $19.8 million of cash, $414.9 million in borrowings available under our Revolving Credit Facility net of $8.6 million of outstanding letters of credit, and $75.0 million under the Senior Notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital decreased to $236.3 million as of December 31, 2018, from $237.2 million as of March 31, 2018. The decrease in working capital is primarily due to a decrease in accounts payable of $39.2 million offset by a $19.4 million decrease in accounts receivable and a $17.3 million decrease in inventory.

Operating Cash Flows - Cash flows provided by operating activities for the nine months ended December 31, 2018 was $148.0 million as compared with cash provided by operating activities of $138.9 million for the nine months

Advanced Drainage Systems, Inc.

ended December 31, 2017. Cash flows from operating activities during the nine months ended December 31, 2018 was primarily impacted by increased income from continuing operations offset by changes in working capital.

Investing Cash Flows - During the nine months ended December 31, 2018 and 2017, cash used in investing activities was $30.0 million and $31.7 million, respectively. The decrease in cash used for investing activities was primarily due to decreases in capital expenditures and purchases of property, plant and equipment through financing. Our capital expenditures for the nine months ended December 31, 2018 were used primarily for new equipment and facility expansions and upgrades.

Financing Cash Flows - During the nine months ended December 31, 2018, cash used in financing activities was $115.4 million due to net payments on our Revolving Credit Facility, payments on our Senior Notes, dividends paid, payments on our capital lease obligations and the acquisition of noncontrolling interest in BaySaver. During the nine months ended December 31, 2017, used in financing activities was $94.5 million due to repayments on our Revolving Credit Facility, Term Loan and Senior Notes, $7.9 million of repurchases of our common stock under the stock repurchase program, offset by our borrowings on our Senior Notes and Revolving Credit Facility associated with the debt refinancing.

Capital Expenditures

Capital expenditures totaled $31.1 million and $35.1 million for the nine months ended December 31, 2018 and 2017, respectively. Our capital expenditures for the nine months ended December 31, 2018 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology.

We currently anticipate that we will make capital expenditures of approximately $40 to $50 million in fiscal year 2019. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2018, there were no material contractual obligations or commitments related to these planned capital expenditures.

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

Advanced Drainage Systems, Inc.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to ADS	$15,812	$32,105	$76,762	$67,710
ESOP deferred stock-based compensation	2,724	2,737	11,113	7,946

Impact on Common Stock Outstanding – The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(Shares in millions)
Weighted average common shares outstanding	57.1	55.9	56.8	55.5
Conversion of redeemable convertible shares	17.7	18.2	17.8	18.4

Financing Transactions

Secured Bank Term Loans - On June 22, 2017, we entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the original agreement dated as of June 12, 2013, to provide us a $550 million Revolving Credit Facility, which is more fully described in our Fiscal 2018 Form 10-K.

As of December 31, 2018, the outstanding principal drawn on the Revolving Credit Facility was $126.5 million, with $414.9 million available to be drawn on the U.S. facility, net of $8.6 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - On June 22, 2018, the Company’s $12.0 million Revolving Credit Facility – ADS Mexicana matured. At June 22, 2018, there were no borrowings under the Revolving Credit Facility – ADS Mexicana.

ADS Mexicana’s Revolving Credit Facility was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of December 31, 2018 there were no borrowings under the Intercompany Note.

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

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. On June 22, 2017, we entered into

Advanced Drainage Systems, Inc.

the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in our Fiscal 2018 Form 10-K. We have $75 million available for issuance of senior notes under the private shelf agreement. At December 31, 2018, the outstanding principal balance on these notes was $100 million.

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

For further information, see “Note 12. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2018 Form 10-K. We are in compliance with our debt covenants as of December 31, 2018.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2018, our South American Joint Venture had approximately $12.6 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on those material weaknesses, and the evaluation of our disclosure controls and

Advanced Drainage Systems, Inc.

procedures, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed a motion for relief from final judgment and for leave to file an amended complaint with the District Court. The defendants have opposed the plaintiff’s motion and are awaiting a decision by the District Court. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but it could be material.

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

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended December 31, 2018. As of December 31, 2018, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1†*	Form of Amendment to Stock Option Agreements

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

†Management contract or compensatory plan.

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2019

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer