Form 10-K
period 2019-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2019-05-30
CIK 1604028

Of )

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

(614) 658-0050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered

Common Stock, $0.01 par value per share	WMS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $1,175 million as of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2018.

As of May 21, 2019, the registrant had 57,521,292 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 21, 2019, 213,748 shares of unvested restricted common stock were outstanding and 22,609,679 shares of ESOP preferred stock, convertible into 17,391,365 shares of common stock, were outstanding. As of May 21, 2019, 75,126,405 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 23, 2019.

ii

Advanced Drainage Systems, Inc.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.

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

•	the effect of any claims, litigation, investigations or proceedings, including those described below under “Item 3. Legal Proceedings” of this Annual Report;
•	the effect of weather or seasonality;
•	the loss of any of our significant customers;
•	the risks of doing business internationally;
•

our ability to remediate the material weakness in our internal control over financial reporting, including remediation of the control environment for our joint venture affiliate ADS Mexicana, S.A. de C.V. as described in “Item 9A. Controls and Procedures” of this Annual Report;

•	the risks of conducting a portion of our operations through joint ventures;
•	our ability to expand into new geographic or product markets;
•	our ability to achieve the acquisition component of our growth strategy;

Advanced Drainage Systems, Inc.

•	the risk associated with manufacturing processes;
•	our ability to manage our assets;
•	the risks associated with our product warranties;
•	our ability to manage our supply purchasing and customer credit policies;
•	the risks associated with our self-insured programs;
•	our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•	our ability to protect our intellectual property rights;
•	changes in laws and regulations, including environmental laws and regulations;
•	our ability to project product mix;
•	the risks associated with our current levels of indebtedness;
•	fluctuations in our effective tax rate, including from the recently enacted Tax Cuts and Jobs Act;
•	changes to our operating results, cash flows and financial condition attributable to the recently enacted Tax Cuts and Jobs Act;
•	our ability to meet future capital requirements and fund our liquidity needs; and
•	other risks and uncertainties, including those listed under “Item 1A. Risk Factors.”

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

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our broad product line includes corrugated high-density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products. Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever expanding range of end markets, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve.

We believe the markets we serve in the United States represent approximately $11 billion of annual revenue opportunity. In addition, we believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity. We believe our extensive national footprint in the United States creates a cost and service advantage versus our HDPE pipe producing competitors, the largest of which has only 9 HDPE pipe manufacturing plants in the U.S. and Canada and, according to the December 24, 2018 ranking by Plastics News of Pipe, Profile & Tubing Extruders, recently had estimated sales of $140 million, or approximately ten times less than our net sales in fiscal 2019.

Advanced Drainage Systems, Inc.

As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.

Fiscal 2019 Revenue

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 21. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

OUR MANUFACTURING AND DISTRIBUTION PLATFORM

We have a leading domestic and international manufacturing and distribution infrastructure, serving customers in all 50 U.S. states as well as approximately 80 other countries through 56 manufacturing plants and 32 distribution centers, including 8 manufacturing plants and 5 distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products in 17 different diameters ranging from 2” to 60” using a continuous extrusion process, where molten polyethylene or polypropylene is pushed through a die into a moving series of corrugated U-shaped molds. Blown air and vacuum are used to form the corrugations of the pipe which is pulled through a corrugator and then cut to length. We utilize customized and proprietary production equipment, which we believe is faster and more cost efficient than other pipe making equipment generally available in the market.

Domestically, we are capable of producing more than one billion pounds of pipe annually on a standard five-day per week schedule. Additional capacity is in place to support seasonal production needs and expected growth. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint in place, we can support rapid seasonal growth in demand, focusing on customer service while minimizing transportation costs.

The standard fittings products (tees, wyes, elbows, etc.) that we produce and sell to connect our pipe on jobsites are blow molded or injection molded at three domestic plants. In addition, customized fabricated fittings (e.g., more complex dual wall pipe reducers, bends or structures) are produced in 20 of our North American plants.

Advanced Drainage Systems, Inc.

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

Our manufacturing plants have no process-related by-products released into the atmosphere, waterways, or solid waste discharge. During pipe production start-ups and size changeovers, non-compliant scrap and any damaged finished goods pipe are recycled through a grinder for internal re-use.

International Presence – We own manufacturing facilities in Canada to produce our products for sale in the Canadian markets. We serve international markets primarily in Mexico and South America through joint ventures with local partners. Our joint venture strategy has provided us with local and regional access to key markets such as Mexico, Brazil, Chile, Argentina, and Peru. Our international joint ventures produce pipe and related products to be sold in their respective regional markets. We also have wholly-owned subsidiaries that distribute our pipe and related products in Europe and the Middle East. Combining local partners’ customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation creates a powerful platform and exciting opportunities for continued profitable international expansion.

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

Training - Core to our commitment and enablement of a safe and productive manufacturing environment are our operational and management training programs. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of online and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system, which hosts over 600 custom modules, serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.

Fleet - We also operate an in-house fleet of approximately 700 tractors. Our effective shipping radius is between approximately 300 to 350 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer jobsite delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered using a customized software platform to ensure that lowest delivered freight costs are achieved. In addition, in the United States and Canada, approximately 11% of our pipe volume is sold on a pick-up or walk-in basis at our plant and yard locations, further leveraging our footprint and lowering freight cost per pound and per revenue dollar.

Our North American truck fleet incorporates approximately 1,250 trailers that are specially designed to haul our lightweight pipe and fittings products. These designs maximize payload versus conventional over the road trailers and facilitate unassisted unloading of our products at the jobsites by our drivers. The scope of fleet operations also includes backhaul of purchased raw materials providing a lower delivered cost to our plant locations.

Facility Network - Our scale and extensive network of facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location.

Advanced Drainage Systems, Inc.

OUR PRODUCTS

We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double and triple wall corrugated polypropylene and polyethylene pipe (or “Pipe”) and a variety of additional water management products (“Allied Products”) including: storm retention/detention and septic chambers (or “Chambers”); PVC drainage structures (or “Structures”); fittings (or “Fittings”); and water quality filters and separators (or “Water Quality”). We also sell various complementary products distributed through resale agreements, including geotextile products, drainage grates and other products (or “Other Resale”). The table below summarizes the percentage of Net Sales for Pipe and Allied Products.

	2019	2018	2017
Pipe	72%	72%	72%
Allied Products	28%	28%	28%

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

Single Wall Corrugated Pipe - Our single wall corrugated HDPE pipe is ideal for drainage projects where flexibility, light weight and low cost are important. Single wall HDPE pipe products have been used for decades in agricultural drainage, highway edge drains, septic systems and other construction applications. In the agricultural market, improved technology has highlighted the favorable impact of drainage on crop yields. For homeowners, it is an economical and easily installed solution for downspout run-off, foundation drains, driveway culverts and general lawn drainage. Single wall pipe is also used for golf courses, parks and athletic fields to keep surfaces dry by channeling away excess underground moisture.

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

Advanced Drainage Systems, Inc.

smooth black inner wall. This combination of the three wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced in two sizes, 3” and 4”, and sold through our distribution network. We also manufacture smoothwall HDPE pipe in 3”, 4”, and 6” diameters that are sold into the residential drainage and on-site septic systems markets.

Allied Products

We produce a range of Allied Products that are complementary to our pipe products. Our Allied Products offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers. This combination of Pipe and Allied Products is a key strategy in our sales growth, profitability and market share penetration. The practice of selling a drainage system is attractive to both distributors and end users, by providing a broad package of products that can be sold on individual projects and strengthens our competitive advantage in the marketplace. We aggressively seek and evaluate new products, technologies and regulatory changes that impact our customers’ needs for Allied Products.

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

Storm and Septic Chambers - Our StormTech chambers are used for stormwater retention, detention and “first flush” underground water storage on non-residential site development and public projects. These highly engineered chambers are injection molded from HDPE and PP resins into a proprietary design which provides strength, durability, and resistance to corrosion. The chambers allow for the efficient storage of stormwater volume, reducing the underground construction footprint and costs to the contractors, developers, and property owners. Our StormTech chambers offer great flexibility in design and layout of underground water storage systems. They are an attractive alternative to open ponds by reducing ongoing maintenance and liability and providing more useable land for development. Stormwater runoff is collected and stored in rows of chambers and gradually reenters the water system base, reducing erosion and protecting waterways. The chambers are open bottom, which allows for high density stacking in both storage and shipment. This freight-efficient feature drives favorable cost-competitiveness in serving long-distance export markets. These chamber systems typically incorporate our other product lines such as corrugated pipe, fabricated fittings, water quality units and geotextiles.

Our ARC and BioDiffuser products are chambers that are used in septic systems for residential and small volume non-residential wastewater treatment and disposal. Rural homes and communities that do not have access to central sewer lines require an on-site septic solution. Our ARC and BioDiffuser chamber products are installed and perform their septic treatment function without gravel, reducing costs to the contractor and homeowner over traditional pipe and stone systems. States and municipalities have different sizing criteria for on-site septic treatment systems based on soil and site conditions. The innovative design of our ARC chamber is generally approved for a footprint reduction, further reducing the cost of the septic system. Injection-molded from HDPE, these products are strong, durable, and chemical-resistant. These interconnecting chambers are favored by septic contractors because they are lightweight, easy to install and offer articulating features which increase site-specific design flexibility.

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

Water Quality - Our BaySaver product line targets the removal of sediment, debris, oils and suspended solids throughout a stormwater rain event by separating and/or filtering unwanted pollutants. Our BaySeparators can be fabricated into multiple sizing combinations to fit a variety of applications and customer requirements. These products assist owners, developers and design engineers in remaining compliant with discharge requirements set forth by the Environmental Protection Agency (“EPA”) as well as state and local regulatory agencies. Our BaySaver product line coupled with our pipe, StormTech chambers, fabricated fittings, Nyloplast structures, FleXstorm inlet protection systems and geotextiles make up a comprehensive stormwater management solution. Our Barracuda separator removes sediment and other debris from storm water run-off, further protecting water resources. The Barracuda separator is designed to be used in a single manhole configuration and offers multiple pipe configurations.

Construction Fabrics & Geotextiles - We purchase and distribute construction fabrics and other geosynthetic products for soil stabilization, reinforcement, filtration, separation, erosion control, and sub-surface drainage. Constructed of woven and non-woven PP, geotextile products provide permanent, cost-efficient site-development solutions. Construction fabrics and geotextiles have applications in all of our end markets.

RAW MATERIALS AND SUPPLIERS

Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives in the U.S. We currently purchase in excess of 825 million pounds of virgin and recycled resin annually from over 425 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.

We have developed relationships with most of the North American producers of virgin high-density polyethylene and impact copolymer polypropylene producers that manufacture the grades we need to produce our products, including Braskem Americas, Inc., Chevron Phillips Chemical Co. LP, The Dow Chemical Company, Equistar Chemicals, LP, ExxonMobil Chemical Company, Formosa Plastics Corporation, U.S.A., Ineos Olefins & Polyolefins, USA, Sasol USA, and Nova Chemical. The North American capacity for ethylene derivatives has been expanded primarily as a result of the new supplies of natural gas liquids being produced through sustained oil and gas exploration and production.

We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. To further develop our recycled material strategies, we established Green Line Polymers, Inc. (“GLP”), as our wholly-owned recycling subsidiary in 2012. GLP procures and processes recycled raw materials that can be used in products we produce and sell. Our first production facilities were established in Ohio and Georgia and are focused on processing post-industrial HDPE recycled materials. Based on the success of this strategy, we acquired a business that could supply clean, post-consumer recycled HDPE to our upper Midwest plants and established a second post-consumer processing plant, in Pennsylvania, to support our plants in Ohio, Michigan and the eastern and southern U.S. In fiscal 2019, 91% of our non-virgin HDPE raw material needs were internally processed (enhanced) through our GLP operations.

Advanced Drainage Systems, Inc.

We maintain relationships with several of the largest environmental companies such as Waste Management, Inc., Republic Services, Inc., and Rumpke, Inc., which provide us with post-consumer HDPE recycled materials. We also maintain relationships with several key post-industrial HDPE suppliers, including Performance Materials NA, Inc. (formerly E.I. du Pont de Nemours and Company), Silgan Plastics, Consolidated Container Company and Alpla, Inc., which provide us with materials that cannot otherwise be utilized in their respective production processes.

We are one of the largest domestic recyclers of HDPE. We believe that we are well positioned for future growth as we add additional recycled material processing facilities, add capacity to existing facilities, and expand our supplier base for virgin resin. We anticipate continued growth in the availability of ethylene and propylene which are used to manufacture HDPE and PP, respectively.

CUSTOMERS

We have a large, active customer base of approximately 20,000 customers, with two customers representing 10% or more of fiscal 2019 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.8% and Core and Main accounted for 11.6% of fiscal 2019 net sales. Our customer base is diversified across the range of end markets that we serve.

A majority of our sales are made through distributors, including many of the largest national and independent waterworks distributors, with whom we have long-standing distribution relationships. These include Ferguson and Core and Main who sell primarily to the storm sewer and sanitary sewer markets. We also utilize a network of hundreds of small to medium-sized independent distributors across the United States. We have strong relationships with major national retailers that carry drainage products, including The Home Depot, Lowe’s, Ace Hardware and Do it Best. We offer the most complete line of HDPE products in the industry and are the only national manufacturer that can service the “Big-Box” retailers from coast-to-coast. We also sell to buying groups and co-ops in the United States that serve the plumbing, hardware, irrigation and landscaping markets. Selling to buying groups and co-ops provides us a further presence on a national, regional and local basis for the distribution of our products. Our preferred vendor status with these groups allows us to reach thousands of locations in an effective manner. Members of these groups and co-ops generally are independent businesses with strong relationships and brand recognition with smaller contractors and homeowners in their local markets. The combination of our large sales force, long-standing retail and contractor customer relationships and extensive network of manufacturing and distribution facilities complements and strengthens our broad customer and market coverage.

Our customer service organization of more than 130 employees is supplemented by the employees of our manufacturing plants, distribution centers and drivers of our tractor-trailers. We staff and operate three regional customer service call centers. In conjunction with our field sales and engineering team, this highly trained and competent staff allows us to maintain more customer touch points and interaction than any of our competitors.

SALES AND MARKETING

We have one of the largest and most experienced sales and engineering forces in the industry, with more than 400 sales and engineering professionals. Offering the broadest product line in the industry enables our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts, and we view this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.

Our sales and marketing strategy is divided into four components — comprehensive market coverage, diverse product offerings, readily-available local inventory and specification efforts. Our goal is to provide the distributor/owner with the most complete, readily available product line in our industry. We strive to use our manufacturing footprint, product portfolio and market expertise to efficiently service our customers.

Our sales and engineering objective is to influence, track and quote all selling opportunities as early in the project life cycle as possible. We strive to be meaningfully involved in all phases of the project cycle, including

Advanced Drainage Systems, Inc.

design, bidding, award and installation. Conceptual project visibility allows sales and engineering professionals the ability to influence design specifications and increase the probability of inclusion of our products in bid documents. The inclusion of our products in bid documents improves the probability of completing the sale. On-demand installation support allows us to maintain customer relationships and ensure positive installation experience. In addition to direct channel customers, we also maintain and develop relationships with federal agencies, municipal agencies, national standard regulators, private consulting engineers and architects. Our consistent interaction with these market participants enables us to continue our market penetration. This ongoing dialogue has positioned us as an industry resource for design guidance and product development and as a respected expert in water management solutions.

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

EMPLOYEES

As of March 31, 2019, in our domestic and international operations the Company and its consolidated subsidiaries had approximately 4,400 employees, consisting of approximately 3,000 hourly personnel and approximately 1,400 salaried employees. As of March 31, 2019, approximately 250 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

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

An important element of our growth strategy has been our focus on industry education efforts to drive regulatory approvals for our core HDPE products at national, state and local levels. We employ a team of approximately 60 field-based engineers who work closely with government agencies to obtain regulatory approvals for our products, and also with civil engineering firms to specify our products on non-residential construction and road-building projects. With the introduction of our HP storm and sanitary pipe, we have refocused our efforts calling on state departments of transportation to enhance their approval of our pipe products. Additional state and local regulatory approvals will continue to present new growth opportunities in new and existing geographic markets for us. The trend of substituting traditional materials for HDPE and PP is expected to continue as more states and municipalities recognize the benefits of our HDPE N-12 pipe and our polypropylene HP pipe by approving it for use in a broader range of applications.

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

Our ability to offer our core products depends on our ability to obtain adequate resins, which we purchase directly from major petrochemical and chemical suppliers. We maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. For our

Advanced Drainage Systems, Inc.

polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, the month to month change in market-based pricing has been very similar between propylene and polypropylene. The loss of, or substantial decrease in the availability of, raw materials from our suppliers, or the failure by our suppliers to continue to provide us with raw materials on commercially reasonable terms, or at all, could adversely affect our business, financial condition, results of operations and cash flows. In addition, supply interruptions could arise from labor disputes or weather conditions affecting supplies or shipments, transportation disruptions or other factors beyond our control. An extended disruption in the timely availability of raw materials from our key suppliers would result in a decrease in our revenues and profitability.

Our ability to maintain profitability heavily depends on our ability to pass through to our customers the full amount of any increase in raw material costs, which are a large portion of our overall product costs. We may be unable to do so in a timely manner, or at all, due to competition in the markets in which we operate. In addition, certain of our largest customers historically, have exerted significant pressure on their outside suppliers to keep prices low because of their market share. If increases in the cost of raw materials cannot be passed on to our customers, or the duration of time associated with a pass through becomes extended, our business, financial condition, results of operations and cash flows will be adversely affected.

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

•

Our business depends to a great extent upon general activity levels in the agriculture market. Changes in corn production, soybean production, farm income, farmland value and the level of farm output in the geographic locations in which we operate are all material factors that could adversely affect the agriculture market and result in a decrease in the amount of products that our customers purchase. The nature of the agriculture market is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for pipe products. These downturns may be prolonged, and our revenue and profitability would be harmed.

•

The homebuilding industry underwent a significant decline after its peak in 2005. While new housing starts demonstrated a compounded annual growth rate of 6.2% from 2013 to 2018, current levels remain below the long-term average of 1.4 million starts since the U.S. Census Bureau began reporting the data demand for our products and services in this market, which in turn had a significant adverse effect on our financial condition and results of operations.

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

All of our markets are sensitive to changes in the broader economy. Downturns or lack of substantial improvement in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. While we operate in many markets, our

Advanced Drainage Systems, Inc.

business is particularly impacted by changes in the economies of the United States, Canada and Mexico, which represented 88.4%, 6.8% and 3.5%, respectively, of our net sales for fiscal 2019 and collectively represented 98.7% of our net sales for fiscal 2019.

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

Advanced Drainage Systems, Inc.

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

Our ten largest customers generated approximately 40% of our net sales in fiscal 2019. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will increase their activity level or return it to historic levels. A slow economic recovery could continue to have material adverse effect on our business, financial condition, results of operations and cash flows.

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

With respect to our existing joint ventures, any differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of our joint venture partners. As a result, we may be unable to control the quality of products produced by the joint ventures or achieve consistency of product quality as compared with our other operations. In addition to net sales and market share, this may have a material negative impact on our brand and how it is perceived thereafter. Moreover, if our partners also fail to invest in the joint venture in the manner that is anticipated or otherwise fail to meet their contractual obligations, the joint ventures may be unable to adequately perform and conduct their respective operations, requiring us to make additional investments or perform additional services to ensure the adequate performance and delivery of products and/or services to the joint ventures’ customers, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

We generally provide limited product warranties on our products against defects in materials and workmanship in normal use and service. Most of our pipe products have a warranty that is not limited in duration. The warranty period for other products such as our StormTech chambers, our Inserta Tee product line, our BaySaver product line and our FleXstorm inlet protection systems is generally one year. Estimating the required warranty reserves requires judgment. Management estimates warranty reserves based in part upon historical warranty costs. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Although management believes that our warranty reserves as of March 31, 2019 are adequate, actual results may vary from these estimates.

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

Advanced Drainage Systems, Inc.

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

As described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Fiscal 2015 Form 10-K”), we restated our previously issued consolidated financial statements for the first three fiscal quarters in fiscal 2015 (the “Prior Restatement”). In addition, as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2016 (the “Fiscal 2016 Form 10-K”), we restated our previously issued consolidated financial statements for the fiscal years ended March 31, 2016 and 2015 as well as each of the quarters in fiscal 2016 and 2015 (the “Stock-Based Compensation Restatement”). Both the Prior Restatement and the Stock-Based Compensation Restatement were time-consuming and expensive and could continue to expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows. In particular, we incurred significant expense, including audit, legal, consulting and other professional fees in connection with the Prior Restatement and the Stock-Based Compensation Restatement. Expenses incurred during fiscal 2018 and 2017 as a result of the Prior Restatements were approximately $4 million and $24 million, respectively. In fiscal 2019, we recorded a $1.9 million benefit as a result of insurance proceeds received. Furthermore, we have also incurred significant expenses in connection with the remediation of the weaknesses in our internal control over financial reporting as part of the Prior Restatements as well as incurring significant expenses in connection with hiring additional personnel in order to increase the finance department. Any future restatement of our financial statements would adversely affect our financial position, results of operations and cash flows.

Our failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial position and results of operations.

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of March 31, 2019, we have identified a material weakness in internal control over financial reporting. The material weakness in our internal control over financial reporting as of March 31, 2019 was a result of a material weakness in the control environment of our consolidated joint venture affiliate, ADS Mexicana. See Item 9A. “Controls and Procedures” for further description.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We are actively engaged in remediation activities designed to address the material weakness, but our remediation efforts are not complete and are ongoing. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional

Advanced Drainage Systems, Inc.

amendments or waivers under these financing arrangements, which could adversely impact our liquidity and financial condition. Further and continued determinations that there is a material weakness in the effectiveness of the Company’s internal control over financial reporting could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.

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

As a result of the material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2019. This could cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.

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

The Prior Restatement of our previously issued financial resulted in an investigation by the SEC as well as private litigation, and could result in additional litigation, government investigations and enforcement actions that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

As further described below under “Item 3. Legal Proceedings,” the accounting errors and internal control problems disclosed in the Prior Restatement were the subject of a putative class action lawsuit filed in the U.S. District Court for the Southern District of New York. While the United States Court of Appeals for the Second Circuit denied a petition for rehearing on an order affirming dismissal of the class action on November 28, 2017, on November 27, 2018, the plaintiff filed a motion for relief from final judgment and for leave to file an amended complaint with the district court, on which the district court has not yet ruled. We were also subject of a formal investigation by the SEC’s Division of Enforcement (the “Enforcement Division”), resulting in a $1.0 million fine as part of the settlement of that investigation. We could become subject to additional litigation or government investigations and enforcement actions arising out of the Prior Restatement, the Stock-Based Compensation Restatement, as well as any delinquent Exchange Act filings.

Advanced Drainage Systems, Inc.

Our management devoted significant time and attention related to these matters, and we may be required to devote even more time and attention to such matters in the future, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. Any insurance that we maintain may not be adequate for such matters in the future and there is risk that our insurers could rescind or otherwise not renew the policies, that some or all of any future claims will not be covered by such policies, or that, even if covered, our ultimate liability will exceed the available insurance. For additional discussion of these matters, see “Note 15. Commitments and Contingencies — Litigation” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

In addition, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) significantly changed how the U.S. taxes corporations. The Tax Cuts and Jobs Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Cuts and Jobs Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service (the “IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Cuts and Jobs Act will be applied or otherwise administered that is different from our interpretation.

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

Advanced Drainage Systems, Inc.

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

We have made, and will continue to make, significant technology investments in each of our business units and in our administrative functions. Our technology initiatives are designed to streamline our operations to allow our associates to continue to provide high quality service to our customers and to provide our customers a better experience, while improving the quality of our internal control environment. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the technology might fail altogether. The occurrence of such interruptions could have a material adverse effect on our business financial condition and results of operations.

Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.

Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, other corporate or governmental actors, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. While we have been subject to cybersecurity attacks in the past, that (based on information known to date) did not have a material impact on our financial condition or results of operations, we may experience such attacks in the future, potentially with more frequency or sophistication which may have a material impact on our financial condition or results of operations.

Failures of our IT systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations or commercial activities. Despite our attempts to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.

If we become subject to material liabilities under our self-insured programs, our financial results may be adversely affected. We may see increased costs arising from health care legislation.

We provide workers’ compensation, automobile and product/general liability coverage through a high deductible insurance program. In addition, we provide medical coverage to some of our employees through a self-insured preferred provider organization. Possible changes to health care legislation could have possible adverse effects including increased costs, exposure to expanded liability and requirements for us to revise ways in which we

Advanced Drainage Systems, Inc.

provide healthcare and other benefits to our employees. Our business, financial condition, results of operations and cash flows may be adversely affected if the cost, number and severity of insurance claims increases.

Our success depends upon our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel.

To be successful, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. We compete with other businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, including, in particular, those employed by companies we acquire. None of our domestic employees are currently covered by collective bargaining or other similar labor agreements. However, if a number of our employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, the effect on us may be negative. Inability to negotiate acceptable new contracts under any collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if employees become represented by a union, we could experience a disruption of our operations and higher labor costs. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

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

Advanced Drainage Systems, Inc.

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

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We also license third parties to use certain of our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties which govern the use of our trademarks and which require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted.

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

Advanced Drainage Systems, Inc.

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

As of March 31, 2019, we had an aggregate principal amount of $236.8 million of outstanding debt. In fiscal 2019, we incurred $10.8 million of interest expense, net of the impact of interest rate swaps, related to this debt.

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

Advanced Drainage Systems, Inc.

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

We cannot make assurances that we will be able to refinance any of our indebtedness, or obtain additional financing, particularly because of our high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. We could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Subject to certain exceptions, our Secured Bank Loan and our Senior Notes, which we have defined in “Note 13. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” restrict our ability to dispose of assets and how we use the proceeds from any such dispositions. We cannot make assurances that we will be able to consummate those dispositions, or if we do, what the timing of the dispositions will be or whether the proceeds that we realize will be adequate to meet our debt service obligations, when due.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases. In addition, our Secured Bank Loan provides an aggregate commitment of up to $550.0 million. As of March 31, 2019, we had an additional $407.1 million of availability under the Secured Bank Loan. If new debt is added to our current debt levels, the related risks that we now face could intensify. See “Note 13. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The agreements and instruments governing our debt contain restrictions and limitations that could significantly impact our ability to operate our business and adversely affect the holders of our common stock.

The covenants contained in our Secured Bank Loan and our Senior Notes, which we refer to collectively as our Credit Facilities, are consistent. These covenants, among other things, restrict or limit our ability to: dispose of assets; incur additional indebtedness (including guarantees of additional indebtedness); prepay or amend our various debt instruments; pay dividends and make certain payments; redeem stock or make other distributions; create liens on assets; make certain investments; engage in certain asset sales, mergers, acquisitions, consolidations or sales of all, or substantially all, of our assets; and engage in certain transactions with affiliates.

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

Advanced Drainage Systems, Inc.

If we are unable to repay indebtedness, secured parties having secured obligations, such as the lenders or noteholders, as the case may be, under the Credit Facilities, could proceed against the collateral securing the secured obligations. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.

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

Under the Secured Bank Loan, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the agreement and terminate their commitments to lend. Additionally, under the Senior Notes, a change of control (as defined therein) constitutes an event of default that permits the noteholders to declare all of their notes to be immediately due and payable. In order to avoid events of default under each of our Credit Facilities, we may therefore have to avoid certain change of control transactions that would otherwise be beneficial to us.

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

In addition, we recently declared a special dividend. The fact that we declared a special dividend does not suggest and stockholders should not expect that our Board of Directors will declare a regular or special cash dividend in the future. Any future dividends will depend on a variety of factors, including our liquidity and balance sheet position, solvency, strength of operations, product successes, research and development needs and other factors.

Advanced Drainage Systems, Inc.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of March 31, 2019, we have 57.8 million outstanding shares of common stock, including 0.3 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if their offer and sale is registered under the Securities Act or if the offer and sale of those securities qualify for an exemption from registration, including exemptions provided by Rules 144 and 701 under the Securities Act. We have filed one or more registration statements on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of March 31, 2019, there were stock options outstanding to purchase a total of approximately 1.7 million shares of our common stock. In addition, approximately 2.7 million shares of common stock are available for grant under our 2017 Omnibus Plan.

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

Advanced Drainage Systems, Inc.

All of the shares of our convertible preferred stock held by our Employee Stock Ownership Plan (“ESOP”) may be converted into our common stock at any time by action of the ESOP trustee, and will be automatically converted into our common stock upon distributions of such shares allocated to the ESOP accounts of ESOP participants upon a distribution event such as retirement or other termination of employment. Such distributed common stock will not be subject to any lock-up agreement and will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of March 31, 2019, there were approximately 22.6 million shares of convertible preferred stock held by our ESOP, which in aggregate could be converted into approximately 17.4 million shares of our common stock. All of these shares will be eligible for future sale, either by the ESOP trustee or by ESOP participants, subject to the limitations of Rule 144.

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

As of May 21, 2019, our directors, officers and principal stockholders and their affiliates collectively own approximately 49.0% of our outstanding shares of common stock. Additionally, our ESOP holds convertible preferred stock that converts into a substantial number of shares of our common stock and, prior to conversion, is entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders, voting together with our common stock as a single class unless otherwise required by law. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 21, 2019 is approximately 60.8%, inclusive of the outstanding shares of convertible preferred stock held by the ESOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

None.

Item 2.Properties

Property

We have a network of 56 manufacturing plant locations and 32 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	44	21	65
Canada	4	5	9
Mexico (1)	4	—	4
South America (1)(2)	4	5	9
Other (3)	—	1	1
Total	56	32	88
(1)	Manufacturing plants and distribution centers in Mexico and South America are owned or leased by our joint ventures.

Advanced Drainage Systems, Inc.

(2)	Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)	The other facility is located in the Netherlands.

We currently own approximately 36,000 square feet and lease approximately 16,000 square feet of office space in Hilliard, Ohio for our corporate headquarters.

Our network of 56 manufacturing plants consist of 44 that are owned and 12 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15-20 acres of land for storage of pipe and related products. Our network of 32 distribution centers consisted of 2 owned and 30 leased. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.

In-House Fleet

As of March 31, 2019, our in-house fleet consist of approximately 700 tractors and approximately 1,250 trailers that are specially designed to haul our lightweight pipe and fittings products.

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

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed the plaintiff’s claims against all defendants in their entirety and with prejudice. The plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, the plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed a motion for relief from final judgment and for leave to file an amended complaint with the District Court. The defendants have opposed the plaintiff’s motion and are awaiting a decision by the District Court. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but it could be material.

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

Advanced Drainage Systems, Inc.

adverse impact on our financial position or our results of operations. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Item 4.	Mine Safety Disclosures

Not applicable.

Advanced Drainage Systems, Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed and traded on the NYSE under the symbol “WMS”.

During each quarter of fiscal 2018 and fiscal 2017, the Board of Directors approved a quarterly cash dividend of $0.07 per share and $0.06 per share, respectively, to all common stockholders. In addition, during each quarter of fiscal 2019, the Board of Directors approved a quarterly cash dividend of $0.08 per share to all common stockholders. Any future determination relating to dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, contractual restrictions, legal requirements and other factors our Board of Directors may deem relevant.

During the first quarter of fiscal 2020, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. During the first quarter of fiscal 2020, the Board of Directors approved a special dividend of $1.00 per share payable on June 14, 2019 to stockholder of record at the close of business on June 3, 2019.

Holders of Record

As of May 21, 2019, we had 344 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Advanced Drainage Systems, Inc.

Stock Performance Graph

The following graph presents a comparison from July 25, 2014 (the date our common stock commenced trading on the NYSE) through March 31, 2019 of the cumulative return of our common stock, the Standard and Poor’s Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investment of $100 on July 25, 2014 in our common stock and in each of the two indices and the reinvestment of dividends.

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

(Amounts in thousands, except per share data)	2019	2018	2017	2016	2015
Consolidated statement of operations data:
Net sales	$1,384,733	$1,330,354	$1,257,261	$1,290,678	$1,180,073
Cost of goods sold	1,057,766	1,027,873	961,451	1,005,326	974,960
Gross profit	326,967	302,481	295,810	285,352	205,113
Selling expenses	96,335	92,764	91,475	88,478	80,481
General and administrative expenses	89,692	98,392	110,950	92,504	75,855
Loss on disposal of assets and costs from exit and disposal activities	3,647	15,003	8,509	812	362
Intangibles amortization	7,880	8,068	8,548	9,224	9,754
Income from operations	129,413	88,254	76,328	94,334	38,661
Interest expense	18,618	15,262	17,467	18,460	19,368
Derivative (gains) losses and other (income) expense, net	(815)	(3,950)	(5,970)	16,575	14,370
Income before income taxes	111,610	76,942	64,831	59,299	4,923
Income tax expense	30,049	11,411	24,615	23,498	6,284
Equity in net loss of unconsolidated affiliates	95	739	4,308	5,234	2,335
Net income (loss)	81,466	64,792	35,908	30,567	(3,696)
Less: net income attributable to noncontrolling interest	3,694	2,785	2,958	5,515	4,131
Net income (loss) attributable to ADS	77,772	62,007	32,950	25,052	(7,827)
Weighted average common shares outstanding:
Basic	57,025	55,696	54,919	53,978	51,344
Diluted	57,611	56,334	55,624	55,176	51,344
Net income (loss) per share
Basic	$1.23	$1.00	$0.51	$0.40	$(0.38)
Diluted	1.22	0.99	0.50	0.39	(0.38)
Cash dividends declared per share	0.32	0.28	0.24	0.20	0.08

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2019	2018	2017	2016	2015
Consolidated balance sheet data:
Cash	$8,891	$17,587	$6,450	$6,555	$3,623
Working capital (1)	260,228	237,210	184,812	187,378	228,947
Total assets	1,042,159	1,043,242	1,046,285	1,037,316	1,033,581
Long-term debt	208,602	270,900	310,849	312,214	385,772
Long-term capital lease obligations	61,555	59,963	58,710	56,809	45,503
Total liabilities	541,524	609,433	695,850	723,080	748,435
Total mezzanine equity (2)	102,322	109,550	112,825	111,747	108,021
Total stockholders’ equity	398,313	324,259	237,610	202,489	177,125
Consolidated statement of cash flows data:
Net cash provided by operating activities	$151,678	$137,120	$104,239	$135,342	$74,379
Net cash used in investing activities	(42,544)	(30,445)	(61,259)	(49,018)	(76,093)
Net cash (used in) provided by financing activities	(117,655)	(94,953)	(42,825)	(82,964)	1,791
Other financial data:
Adjusted EBITDA (Non-GAAP)	$231,960	$210,230	$193,371	$187,340	$143,877
Capital expenditures	43,412	41,709	46,676	44,942	32,080
Free Cash Flow (Non-GAAP)	108,266	95,411	57,563	90,400	42,299

(1)	Working capital is equal to current assets less current liabilities. Working capital is an indication of liquidity and potential need for short-term funding.
(2)

Our mezzanine equity consists of the redeemable convertible preferred stock held by our ESOP as well, prior to the acquisition of the noncontrolling interest in third quarter of fiscal 2019, the Redeemable noncontrolling interest in subsidiaries related to the noncontrolling interest in the BaySaver joint venture. See “Note 4. Acquisitions” and “Note 10. Investment in Consolidated Affiliates,” within our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K for further information regarding the accounting treatment for certain of the amounts included in mezzanine equity, “Note 16. Employee Benefit plans” regarding the accounting treatment for our mezzanine equity post-IPO.

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

Advanced Drainage Systems, Inc.

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

(Amounts in thousands)	2019	2018	2017	2016	2015
Net income (loss)	$81,466	$64,792	$35,908	$30,567	$(3,696)
Depreciation and amortization	71,900	75,003	72,355	71,009	65,472
Interest expense	18,618	15,262	17,467	18,460	19,368
Income tax expense	30,049	11,411	24,615	23,498	6,284
EBITDA	202,033	166,468	150,345	143,534	87,428
Derivative fair value adjustments (a)	634	(443)	(10,921)	2,163	7,746
Foreign currency transaction (gains) losses (b)	314	(1,748)	(1,629)	697	5,404
Loss (gain) on disposal of assets or businesses	3,647	15,003	8,509	812	362
Unconsolidated affiliates interest, taxes, depreciation and amortization (c)	1,463	2,692	2,751	3,215	3,585
Contingent consideration remeasurement	(6)	39	(265)	371	174
Stock-based compensation expense (benefit) (d)	6,532	7,121	8,307	(5,868)	24,247
ESOP deferred stock-based compensation (e)	15,296	11,724	9,568	10,250	12,144
Executive retirement expense (benefit)(f)	(178)	1,473	1,092	(294)	328
Expense related to executive stock repurchase agreements(g)	—	—	—	—	1,011
Loss related to BaySaver step acquisition	—	—	—	490	—
Inventory step up related to PTI acquisition	—	—	525	—	—
Bargain purchase gain on PTI acquisition	—	—	(609)	—	—
Restatement-related costs (h)	(1,924)	4,227	24,026	27,970	—
Legal Settlement (i)	—	2,000	—	—	—
Impairment of investment in unconsolidated affiliate (j)	—	312	1,300	4,000	—
Strategic growth and operational improvement initiatives (k)	3,450	—	—	—	—
Transaction costs (l)	699	1,362	372	—	1,448
Adjusted EBITDA	$231,960	$210,230	$193,371	$187,340	$143,877

(a)	Represents the non-cash gains and losses arising from changes in mark-to-market values for derivative contracts related to diesel fuel, interest rate and propylene swaps.
(b)

Represents the gains and losses incurred on purchases, sales and intercompany loans and dividends denominated in non-functional currencies. Fiscal 2015 includes a $5.6 million loss on Canadian currency derivative contract related to the Ideal Pipe acquisition.

(c)

Represents our proportional share of interest, income taxes, depreciation and amortization related to our South American joint venture, which is accounted for under the equity method of accounting. In addition, these amounts include our proportional share of interest, income taxes, depreciation and amortization related to our Tigre-ADS USA joint venture prior to its disposal in April 2018 and our BaySaver joint venture prior to our acquisition of BaySaver on July 17, 2015, which was previously accounted for under the equity method of accounting. Our use of non-GAAP measures that are subject to our unconsolidated affiliates’ adjustments is not intended to imply that we have control over the operations and resulting revenues and expenses of our unconsolidated affiliates.

Advanced Drainage Systems, Inc.

(d)	Represents the non-cash stock-based compensation cost related to our stock options and restricted stock awards.
(e)	Represents the non-cash stock-based compensation expense attributable to the shares of convertible preferred stock allocated to employee ESOP accounts during the applicable period.
(f)	Represents the non-cash compensation expense recorded related to future payments to certain executives upon retirement or other qualified termination events.
(g)

Represents the non-cash compensation expense recorded related to agreements with certain executives to repurchase their company stock at the time of death or certain events of termination. These agreements were terminated upon the IPO.

(h)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of our prior period financial statements. The benefit recognized in fiscal 2019 is the result of insurance proceeds received in fiscal 2019. Fiscal 2019 and 2018 expenses relate to the ongoing SEC Enforcement Division’s investigation and related shareholder litigation.

(i)	Represents settlement agreement to resolve the Hayes matter.
(j)	Represents an other-than-temporary impairment of our investments in the former Tigre-ADS USA joint venture and the South American Joint Venture.
(k)

Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.

(l)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with our debt refinancing, the IPO and secondary public offering and as well as expenses related to both successful and unsuccessful potential acquisitions and dispositions.

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

(Amounts in thousands)	2019	2018	2017	2016	2015
Cash flow from operating activities	$151,678	$137,120	$104,239	$135,342	$74,379
Capital expenditures	(43,412)	(41,709)	(46,676)	(44,942)	(32,080)
Free Cash Flow	$108,266	$95,411	$57,563	$90,400	$42,299

Advanced Drainage Systems, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We consolidate all of our joint ventures for purposes of GAAP, except for our South American Joint Venture and our former Tigre-ADS USA Joint Venture.

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

Advanced Drainage Systems, Inc.

Restructuring Activities

In fiscal 2018, we initiated restructuring activities designed to improve our cost structure, including closing four underutilized manufacturing facilities, reducing headcount and eliminating nonessential costs. The following table summarizes the restructuring activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the fiscal years ended March 31, 2019 and 2018:

(Amounts in thousands)	2019	2018
Accelerated depreciation	$430	$3,759
Plant severance	131	2,041
Corporate severance	306	4,133
Product rationalization	283	1,351
Other restructuring activities	475	159
Total Restructuring Activities	$1,625	$11,443

The following table summarizes the line items of the Consolidated Statements of Operations where the expenses above would have been recorded absent a restructuring program:

(Amounts in thousands)	2019	2018
Cost of goods sold	$1,229	$7,878
Selling expenses	—	1,620
General and administrative expenses	396	1,945
Total Restructuring Activities	$1,625	$11,443

The restructuring costs above may not be indicative of expected costs or cost savings in future periods.

Strategic Growth and Operational Improvement Initiatives

In fiscal 2019, we began incurring professional fees in connection with strategic growth and operational improvement initiatives. These initiatives include market feasibility assessments, acquisition strategies, operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives associated with various operational support functions.

Federal Income Tax Reform

The Tax Act was enacted on December 22, 2017. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering the U.S. corporate income tax rate from 35% to 21%, full expensing on qualified property, eliminates the domestic manufacturing deduction and implements a territorial tax system. The 21% U.S. corporate income tax rate was effective January 1, 2018.

The Company previously recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. During the fiscal year ended March 31, 2019, the Company finalized the accounting for the Tax Act. During the fiscal year ended March 31, 2019, the Company did not make any material adjustments to its provisional amounts included in its consolidated financial statements for the year ended March 31, 2018.

The Company recognized a provisional amount for revaluing its deferred tax attributes resulting in a $16.0 million tax benefit that was recorded for the fiscal year ended March 31, 2018. On the basis of revised computations in filing the U.S. federal tax return during the third quarter, the Company recognized an additional measurement-period adjustment of $0.4 million to deferred tax expense for the fiscal year ended March 31, 2019. A total deferred tax benefit of $15.6 million was recorded. The Company’s accounting for its deferred tax attributes is now complete.

The Company had $26.5 million of undistributed earnings on its foreign subsidiaries subject to the deemed mandatory repatriation. The Company recognized a provisional amount of $5.2 million of income tax expense that was recorded for the fiscal year ended March 31, 2018. After the utilization of existing foreign tax credits, the

Advanced Drainage Systems, Inc.

Company expected to pay additional U.S. federal taxes of approximately $1.0 million as of the fiscal year ended March 31, 2018. On the basis of revised computations in filing the U.S. federal tax return during the third quarter, the Company recognized an additional measurement-period adjustment of $0.6 million to income tax benefit for the fiscal year ended March 31, 2019. A total transition tax expense of $4.6 million was recorded. After the utilization of existing foreign tax credits, the Company paid additional U.S. federal taxes of $0.7 million. The Company’s accounting for the deemed mandatory repatriation tax is now complete.

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

Product Pricing - The price of our products is impacted by competitive pricing dynamics in our industry as well as by raw material input costs. Our industry is highly competitive and the sales prices for our products may vary based on the sales policies of our competitors. Raw material costs represent a significant portion of the cost of goods sold for our pipe products, or Pipe. We aim to increase our product selling prices in order to cover raw material price increases, but the inability to do so could impact our profitability. Movements in raw material, logistics or other overhead costs and resulting changes in the selling prices may also impact changes in period-to-period comparisons of net sales.

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

Raw Material Costs - Our raw material cost and product selling prices fluctuate with changes in the price of resins utilized in production. We actively manage our resin purchases and pass fluctuations in the cost of resin through to our customers, where possible, in order to maintain our profitability. Fluctuations in the price of crude oil and natural gas prices may impact the cost of resin. In addition, changes in and disruptions to existing ethylene or polyethylene capacities could also significantly increase resin prices, often within a short period of time, even if crude oil and natural gas prices remain low. Our ability to pass through raw material price increases to our customers may, in some cases, lag the increase in our costs of goods sold. Sharp rises in raw material prices over a short period of time have historically occurred with a significant supply disruption (hurricanes or fires at petrochemical facilities), which may increase prices to levels that cannot be fully passed through to customers due to pricing of competing products made from different raw materials or the anticipated length of time the raw material pricing will stay elevated. For more information regarding risks relating to our raw material costs, see “Item 1A. Risk Factors — Risks Relating to Our Business.”

We currently purchase in excess of 825 million pounds of virgin and recycled resin annually from over 425 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.

In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:

•	increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;
•

internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs (approximately 91% of our recycled HDPE resin was internally processed (enhanced) in fiscal 2019);

•

managing a resin price risk program that entails both physical fixed price and volume contracts along with financial hedges. For our PP virgin resin price exposure, we have the ability to utilize financial hedges of propylene as a proxy for PP; and

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

Advanced Drainage Systems, Inc.

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

Currency Exchange Rates - Although we sell and manufacture our products in many countries, our sales and production costs are primarily denominated in U.S. dollars. We have wholly-owned facilities in Canada, the Netherlands and joint venture facilities in Mexico, Chile, Brazil, Argentina, Colombia and Peru. The functional currencies in the areas in which we have wholly-owned facilities and joint venture facilities other than the U.S. dollar are the Canadian dollar, Euro, Mexican peso, Chilean peso, Brazilian real and Colombian peso. In fiscal 2019, we converted the functional currency of joint venture facilities using the Argentine peso to the Chilean peso. From time to time, we use derivatives to reduce our exposure to currency fluctuations.

Description of our Segments

We operate a geographically diverse business, serving customers in approximately 80 countries. For fiscal 2019, approximately 88%, or $1,224.1 million, of net sales were attributable to customers located in the United States and approximately 12%, or $160.6 million, of net sales were attributable to customers outside of the United States.

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

Domestic - Our operating results have been, and will continue to be, impacted by macroeconomic trends in the United States. For fiscal 2019, 2018, and 2017, we generated net sales attributable to our Domestic segment of $1,224.1 million, $1,174.4 million, and $1,102.2 million, respectively. Unconsolidated sales for our domestic unconsolidated joint venture, Tigre-ADS USA, prior to the Company’s divestiture in April 2018 were $17.6 million and $18.7 million in fiscal 2018, and 2017, respectively.

International - Our International segment manufactures and markets products in regions outside of the United States, with a growth strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. For fiscal 2019, 2018, and 2017, we generated net sales attributable to our International segment of $160.6 million, $155.9 million, and $155.1 million, respectively. Our investment in the South American Joint Venture is accounted for under the equity method and is not consolidated for financial reporting purposes. The unconsolidated sales of the South American Joint Venture were $47.6 million, $44.6 million, and $42.2 million, in fiscal 2019, 2018, and 2017, respectively.

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

Advanced Drainage Systems, Inc.

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

(Amounts in thousands)	2019		2018		2017
Net sales by segment
Domestic:
Pipe	$868,805	62.7%	$844,875	63.5%	$794,807	63.2%
Allied Products	355,326	25.7%	329,557	24.8%	307,429	24.5%
Total domestic	1,224,131	88.4%	1,174,432	88.3%	1,102,236	87.7%
International
Pipe	122,836	8.9%	119,207	9.0%	122,724	9.8%
Allied Products	37,766	2.7%	36,715	2.8%	32,301	2.6%
Total international	160,602	11.6%	155,922	11.7%	155,025	12.3%
Total net sales	$1,384,733	100.0%	$1,330,354	100.0%	$1,257,261	100.0%
Net income by segment
Domestic	$70,296	86.3%	$57,279	88.4%	$35,118	97.8%
International	11,170	13.7%	7,513	11.6%	790	2.2%
Total net income	$81,466	100.0%	$64,792	100.0%	$35,908	100.0%
Segment Adjusted EBITDA
Domestic	$209,234	90.2%	$191,629	91.2%	$175,676	90.8%
International	22,726	9.8%	18,601	8.8%	17,695	9.2%
Total Adjusted EBITDA	$231,960	100.0%	$210,230	100.0%	$193,371	100.0%

Fiscal Year Ended March 31, 2019 Compared with Fiscal Year Ended March 31, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	2019	2018
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	76.4	77.3
Gross profit	23.6	22.7
Selling expenses	7.0	7.0
General and administrative expenses	6.5	7.4
Loss on disposal of assets and costs from exit and disposal activities	0.3	1.1
Intangible amortization	0.6	0.6
Income from operations	9.3	6.6
Interest expense	1.3	1.1
Derivative gains and other income, net	(0.1)	(0.3)
Income before income taxes	8.1	5.8
Income tax expense	2.2	0.9
Equity in net loss of unconsolidated affiliates	0.0	0.1
Net income	5.9	4.9
Less: net income attributable to the non- controlling interest	0.3	0.2
Net income attributable to ADS	5.6%	4.7%

Advanced Drainage Systems, Inc.

Net sales - Net sales totaled $1,384.7 million in fiscal 2019, increasing $54.4 million or 4.1%, as compared to $1,330.4 million in fiscal 2018.

	Fiscal Year Ended March 31,
	2019	2018	$ Variance	% Variance
	(in thousands)
Domestic
Pipe	$868,805	$844,875	$23,930	2.8%
Allied Products	355,326	329,557	25,769	7.8
Total domestic	1,224,131	1,174,432	49,699	4.2%
International
Pipe	122,836	119,207	3,629	3.0%
Allied Products	37,766	36,715	1,051	2.9
Total international	160,602	155,922	4,680	3.0
Total net sales	$1,384,733	$1,330,354	$54,379	4.1%

Our Domestic sales increased $49.7 million, or 4.2%, as compared to fiscal 2018. Our domestic pipe sales increased by $23.9 million, or 2.8%, which was primarily the result of price increases and changes in product mix of $49.3 million partially offset by a pipe volume decrease of $15.9 million. Allied Product sales increased $25.8 million, or 7.8%.

International sales increased $4.7 million, or 3.0%, to $160.6 million in fiscal 2019, as compared to $155.9 million in the prior year. Our international pipe sales increased by $3.6 million, or 3.0%, which was primarily attributable to price increases and changes in product mix. International Allied Product sales increased $1.0 million, or 2.9%.

Cost of goods sold and Gross profit - Cost of goods sold increased $29.9 million, or 2.9%, to $1,057.8 million during year 2019 as compared to $1,027.9 million during fiscal 2018.

Gross profit increased $24.5 million, or 8.1%, to $327.0 million from $302.5 million during fiscal 2018. Gross profit as a percentage of net sales increased to 23.6% in fiscal 2019 from 22.7% in fiscal 2018.

	Fiscal Year Ended March 31,
	2019	2018	$ Variance	% Variance
	(in thousands)
Gross Profit
Domestic	$295,735	$277,429	$18,306	6.6%
International	31,232	25,052	6,180	24.7
Total gross profit	$326,967	$302,481	$24,486	8.1%

Domestic gross profit increased $18.3 million, or 6.6%, to $295.7 million for fiscal 2019 as compared to $277.4 million during fiscal 2018. The increase was primarily due to the gross profit impact of the net sales increase discussed above. The increased sales were offset by an increase in material and transportation costs of $14.4 million and increased labor and overhead of $9.1 million.

International gross profit increased $6.2 million, or 24.7%, for fiscal 2019 over fiscal 2018 primarily due to decreased labor and overhead and the gross profit impact of the net sales increase discussed above. These increases were offset by an increase in material and transportation costs.

Selling expenses - Selling expenses for fiscal 2019 as a percentage of net sales were consistent with fiscal 2018.

General and administrative expenses - General and administrative expenses for fiscal 2019 decreased as a percentage of net sales by 90 basis points over fiscal 2018. The decrease was primarily due to a decrease in professional and legal fees of $10.7 million resulting from decreased restatement costs and a legal settlement of $2.0

Advanced Drainage Systems, Inc.

million in fiscal 2018. The decrease was offset by an increase in salaries and benefits of $4.4 million due to increased headcount to support growth.

Loss on disposal of assets and costs from exit and disposal activities – In the fiscal year ended March 31, 2019, we recorded $1.6 million of expense related to restructuring activities, including closing one underutilized manufacturing facility. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $2.0 million. In the fiscal year ended March 31, 2018, we recorded $11.4 million of expense related to restructuring activities, including closing four underutilized manufacturing facilities. In addition, we recorded a loss on other disposals and partial disposals of property, plant and equipment of approximately $3.6 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales in fiscal 2019 compared to fiscal 2018.

Interest expense - Interest expense from our debt and capital lease obligations increased $3.4 million or 22.0% in fiscal 2019 as compared to fiscal 2018. Interest expense increased primarily due to a $4.5 million change in mark to market losses related to our interest rate swaps. This increase was offset by a decrease in our average overall outstanding debt of $49.6 million, or 23.9%, for fiscal 2019 compared to the average balance for fiscal 2018.

Derivative gains and other income, net – Derivative gains and other income, net, decreased to gains of $0.8 million in fiscal 2019 compared to gains of $4.0 million in fiscal 2018. The decrease in derivative gains and other income, net is primarily due to other non-operating income of $3.0 million for fiscal 2018.

Income tax expense – For the fiscal years ended March 31, 2019 and 2018, we had effective tax rates of 26.9% and 14.8%, respectively. The increase in the effective tax rate was primarily due to the impact of Tax Act items not affecting the current year and certain other discrete items. See “Note 18. Income Taxes” for additional information.

Equity in net loss of unconsolidated affiliates - Equity in net loss of unconsolidated affiliates decreased $0.6 million to a net loss of $0.1 million for fiscal 2019 compared to a net loss of $0.7 million during fiscal 2018. We are no longer invested in Tigre-ADS USA and therefore no longer recognizing a proportionate share of Tigre-ADS USA net losses. In addition, net income in the South American Joint Venture decreased to a net loss.

Net income attributable to noncontrolling interest - Income attributable to noncontrolling interest remained relatively flat as a percentage of net sales in fiscal 2019 compared to fiscal 2019.

The discussion of our results of operations for the fiscal year ended March 31, 2018 compared with the fiscal year ended March 31, 2017 can be found in our fiscal 2018 Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Discussion and Results of Operations in our fiscal 2018 Form 10-K for further information on our prior period results of operations.

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

As of March 31, 2019, we had $6.1 million in cash that was held by our foreign subsidiaries. Prior to the Tax Act, our intent was to indefinitely reinvest our earnings in foreign subsidiaries with the exception of cash dividends paid by our ADS Mexicana joint venture. As a result of the Tax Act, we continue to evaluate our strategy with regard to foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

Advanced Drainage Systems, Inc.

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion. During fiscal 2018, we repurchased 400,000 shares of common stock at a cost of $7.9 million. There were no repurchases of common stock during fiscal 2019.

Working Capital and Cash Flows

During fiscal 2019, our net decrease in cash amounted to $8.7 million compared to a net increase of $11.1 million during fiscal 2018. Our source of funds in fiscal 2019 was primarily driven by an increase in cash provided by operating activities due to decreased accounts payable, accrued expenses, other liabilities, increased receivables. Also payments of long-term debt and revolving credit facility, cash dividend payments and payments of capital lease obligations impacted our cash position. Our source of funds in fiscal 2018 was primarily driven by an increase in cash provided by operating activities. Our use of cash in fiscal 2018 was primarily driven by decreased accounts payable, accrued expenses, other liabilities, increased receivables and our long-term debt restructuring. Our source of funds in fiscal 2017 was primarily driven by a decrease in cash used in financing activities offset by increased cash used in investing activities and a decrease in cash used by operations.

As of March 31, 2019, we had $491.0 million in liquidity, including $8.9 million of cash, $407.1 million in borrowings available under our Secured Bank Loan and $75.0 million under the senior notes, described below. We believe that our cash on hand, together with the availability of borrowings under our Secured Bank Loan and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

As of March 31, 2019, we had consolidated indebtedness (excluding capital lease obligations) of approximately $236.8 million, a decrease of $63.9 million compared to March 31, 2018.

Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital increased to $260.2 million as of March 31, 2019, from $237.2 million as of March 31, 2018, primarily due to an increase in receivables of $15.0 million and a decrease in accounts payable of $11.9 million.

Working capital increased to $237.2 million as of March 31, 2018, from $184.8 million as of March 31, 2017, primarily due to a decrease in accounts payable of $16.4 million, the reclassification of $11.9 million due to the modification of the liability-classified stock-based awards, as discussed in “Note 17. Stock-Based Compensation”, an increase in cash of $11.1 million and a decrease of $10.9 million of the current debt obligations maturities related to the refinancing of the Secured Bank Loans and Senior Notes Payable, as discussed in “Note 13. Debt.”

Operating Cash Flows - During fiscal 2019, cash provided by operating activities was $151.7 million as compared with cash provided by operating activities of $137.1 million for fiscal 2018. Cash flow from operating activities during fiscal 2019 was primarily impacted by increased income from continuing operations including decreased restructuring costs.

During fiscal 2018, cash provided by operating activities was $137.1 million as compared with cash provided by operating activities of $104.2 million for fiscal 2017. Cash flow from operating activities during fiscal 2018 was primarily impacted by increased income from continuing operations including decreased restatement related costs.

Investing Cash Flows - During fiscal 2019, cash used for investing activities was $42.5 million, primarily due to $43.4 million for capital expenditures and additions to capitalized software.

During fiscal 2018, cash used for investing activities was $30.4 million, primarily due to $41.7 million for capital expenditures and additions to capitalized software, and $2.0 million for the acquisition of Duraslot, Inc. The Company received $13.6 million of proceeds from the sale of corporate-owned life insurance.

Advanced Drainage Systems, Inc.

During fiscal 2017, cash used for investing activities was $61.3 million, primarily due to $46.7 million for capital expenditures and additions to capitalized software, and $8.6 million for the acquisition of Plastic Tubing Industries (“PTI”) and $4.6 million for the purchase of equipment through financing.

Financing Cash Flows - During fiscal 2019, cash used in financing activities was $117.7 million, primarily for net debt payments of $62.1 million related to the repayments of the Secured Bank Loans and Senior Notes Payable, payments on our capital lease obligations of $24.3 million, dividend payments of $26.1 million and the acquisition of noncontrolling interest in BaySaver of $8.8 million.

During fiscal 2018, cash used in financing activities was $95.0 million, primarily for net debt payments of $46.8 million related to the refinancing of the Secured Bank Loans and Senior Notes Payable, as discussed in “Note 13. Debt,” payments on our capital lease obligations of $24.2 million, dividend payments of $18.5 million and repurchases of common stock of $7.9 million.

During fiscal 2017, cash used in financing activities was $42.8 million, primarily for net debt payments of $5.1 million, payments on our capital lease obligations of $21.8 million and dividend payments of $16.8 million.

Capital Expenditures

Capital expenditures totaled $43.4 million for fiscal 2019. Our capital expenditures were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology. For fiscal year ended March 31, 2019, our most significant capital expenditures were $10.8 million for increased capacity related to manufacturing facility expansion and additional production lines, as well as $4.8 million for additional processing and utilization of recycled resin.

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

We currently anticipate that we will make capital expenditures of approximately $55 to 65 million in fiscal 2020. Such capital expenditures are expected to be financed using funds generated by operations.

Special Dividend

During the first quarter of fiscal 2020, the Board of Directors approved a special dividend of $1.00 per share payable on June 14, 2019 to stockholder of record at the close of business on June 3, 2019. The total special dividend payment is expected to be approximately $75 million. The dividend will be used to pay back a portion of the ESOP loan resulting in approximately 12 million shares of redeemable convertible preferred stock being allocated to ESOP participants.

Employee Stock Ownership Plan (“ESOP”)

The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993 to enable eligible employees to acquire stock ownership in ADS in the form of redeemable convertible preferred shares. The Plan was funded by an existing tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Within 30 days following the repayment of the ESOP loan, which will occur no later than March 2023, the ESOP committee can direct the shares of redeemable convertible preferred stock owned by the ESOP to be converted into shares of the Company’s common stock.

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

As disclosed in “Note 16. Employee Benefit Plans”, redeemable convertible preferred stock can convert to common stock upon retirement, disability, death, or vested terminations over the life of the Plan. As stated above, within 30 days following the repayment of the ESOP loan, all redeemable convertible preferred stock will be converted to common stock, which will be no later than March 2023.

Following the repayment of the ESOP loan discussed above, the ESOP’s conversion of redeemable convertible preferred stock into common stock will impact on the Company’s net income, net income per share and common shares outstanding as follows (with the outstanding shares of common stock being approximately 31% greater after conversion):

Impact on Net Income – Absent any other participating securities, the Company will no longer be required to apply the two-class method to determine Net income per share once all of the redeemable convertible preferred stock is converted into common stock. After the preferred shares are fully allocated upon the repayment of the ESOP loan and all of the redeemable convertible preferred stock is converted into common stock, the Company will no longer incur the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred shares.

The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

(Amounts in thousands)	2019	2018	2017
Net income attributable to ADS	$77,772	$62,007	$32,950
ESOP deferred stock-based compensation	15,296	11,724	9,568

Impact on Common Stock Outstanding – The impact on the number of common shares outstanding will be as shares are converted, the number of common shares outstanding will increase.

(Shares in millions)	2019	2018	2017
Weighted average common shares outstanding	57.0	55.7	54.9
Conversion of redeemable convertible shares	17.6	18.3	18.9

A repayment of a significant portion of the ESOP loan would also have an impact on the Company’s net income per share and common shares outstanding similar to the impact described above but calculated on the basis of such partial ESOP loan repayment.

Debt and Capitalized Lease Obligations

See “Note 6. Leases” and “Note 13. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Loans, the Senior Notes and the Company’s capital lease obligations.

Financing Transactions

Secured Bank Loans - On September 24, 2010, we entered into a credit agreement with PNC Bank, National Association, or PNC, as administrative agent, and lender parties thereto. The credit agreement, as amended and restated on June 12, 2013 and subsequently further amended, provides for our Bank Term Loans consisting of (i) the Revolving Credit Facility providing for revolving loans and letters of credit of up to a maximum aggregate principal amount of $325 million, (ii) the Term Loan Facility providing for the Term Loans in an aggregate original principal amount of $100 million, and (iii) the ADS Mexicana Revolving Credit Facility, described below, which is more fully described in our fiscal 2017 Form 10-K. On June 22, 2017, we entered into a Second Amended and Restated Credit Agreement with PNC, which amends and restates the agreement dated as of June 12, 2013, to provide us a

Advanced Drainage Systems, Inc.

$550 million Revolving Credit Facility, which is more fully described in “Note 13. Debt” to the Consolidated Financial Statements.

As of March 31, 2019, the outstanding principal drawn on the Revolving Credit Facility was $134.4 million, with $407.1 million available to be drawn on the U.S. facility, net of $8.5 million of outstanding letters of credit.

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

ADS Mexicana’s Revolving Credit Facility was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies us for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of March 31, 2019, there were no borrowings under the Intercompany Note.

Senior Notes - On December 11, 2009, we entered into a private shelf agreement with Prudential Investment Management Inc., or Prudential, which agreement, as amended and restated on September 24, 2010 and subsequently further amended, provides for the issuance by us of senior secured promissory notes to Prudential or its affiliates from time to time in the aggregate principal amount up to $100 million. On June 22, 2017, we entered into the Second Amended and Restated Private Shelf Agreement with Prudential, which amends and restates the agreement dated as of September 24, 2010, to provide for the issuance of secured senior notes to Prudential or its affiliates from time to time in the aggregate principal amount of up to $175 million, which is more fully described in “Note 13. Debt” to the Consolidated Financial Statements. We have $75 million available for issuance of senior notes under the private shelf agreement. At March 31, 2019, the outstanding principal balance on these notes was $100 million.

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

For further information, see “Note 13. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2019.

Advanced Drainage Systems, Inc.

Contractual Obligations as of March 31, 2019

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$236,827	$25,932	$1,495	$134,400	$75,000
Interest payments (2)	36,039	9,851	18,578	6,948	662
Operating leases	12,148	4,159	4,738	1,015	2,236
Capital leases	94,237	26,604	40,571	18,864	8,198
Contractual purchase obligations (3)	17,640	17,640	—	—	—
Total	$396,891	$84,186	$65,382	$161,227	$86,096

(1)	The Secured Bank Loans mature in June 2022.
(2)	Based on applicable rates and pricing margins as of March 31, 2019.
(3)	Purchase obligations include commitments with vendors to purchase raw material.

Advanced Drainage Systems, Inc.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 12. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2019. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22 million. As of March 31, 2019, our South American Joint Venture had approximately $12.3 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $6.2 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Goodwill- Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill is determined by considering both the income and market approach.

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

We performed our annual impairment test for goodwill as of March 31, 2019. We determined for our Domestic reporting unit that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. We determined for the remaining goodwill that the fair value exceeded the carrying value for each of our reporting units. Accordingly, we did not incur any impairment charges for goodwill in fiscal 2019, 2018, or 2017. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

Indefinite-lived intangible assets-Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. To estimate the fair value of these indefinite-lived intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.

Determining the fair value of the definite-lived and indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

We did not record any impairment charges for definite-lived intangible assets in fiscal 2019, 2018, or 2017. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2019. We determined for our indefinite-lived intangible assets that it was not more likely than not that the fair value of the asset was less than its carrying value. We determined the fair value of the asset exceeded the carrying value. Accordingly, we did not incur any impairment charges for indefinite-lived intangible assets in fiscal 2019, 2018 or 2017. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Revenue Recognition- We generate revenue by selling pipe and related water management products primarily to distributors, retailers, buying groups and co-operative buying groups. Products are shipped predominately by our internal fleet, and we do not provide any additional revenue generating services after product delivery. Payment terms and conditions vary by contract.

Revenue is recognized at the point in-time obligations under the terms of a contract with a customer are satisfied, which generally occurs upon the transfer of control of the promised goods. In substantially all of our contracts with customers, control is transferred to the customer upon delivery. We recognize revenue in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

	We estimate and allocate variable consideration based on numerous factors, including the customer agreements and past transaction history.	If our historical experience differs from future experience, our estimates of variable consideration could differ.

Employee Stock Ownership Plan (“ESOP”)- When shares of convertible preferred stock are allocated to the ESOP stock accounts of ESOP participants, we reduce the amount of deferred compensation reflected in Deferred compensation — unearned ESOP shares in mezzanine equity.

	Shares of convertible preferred stock are valued based on an annual valuation for the ESOP by an independent third-party appraisal firm as required by the Plan.	As the value of the shares increase, it could result in a significant increase in compensation expense.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Stock-Based Compensation Plan-Equity-classified awards are measured based on the grant-date estimated fair value of each award, net of estimated forfeitures, at each relevant reporting date for accounting purposes. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, common stock volatility, expected term of the awards, dividend yield and the risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. We developed our assumptions the following:

•Volatility.

•Expected term.

•Risk-free interest rate.

•Dividend yield.

All current stock-based awards qualify for equity classification. Changes in the assumptions utilized to determine the fair value could cause fluctuations in the stock-based compensation expense for future grants.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $0.3 million based on our borrowings as of March 31, 2019. Assuming the Revolving Credit Facility is fully drawn and considering our interest rate swap, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $4.5 million, as of March 31, 2019.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each

Advanced Drainage Systems, Inc.

customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies. One customer has an accounts receivable balance equal to approximately 19% of our Receivables balance as of March 31, 2019.

Raw Material and Commodity Price Risk

Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $4 million.

We have a resin price risk management program with physical fixed price contracts which are designed to apply to a significant portion of our annual virgin resin purchases. We also maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. These supply agreements generally do not contain minimum purchase volumes or fixed prices. Accordingly, our suppliers may change their selling prices or other relevant terms on a monthly basis, exposing us to pricing risk. To manage this risk for our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, the month to month change in market-based pricing has been very similar between propylene and polypropylene.

Inflation Risk

Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, primarily HDPE and PP resins. Historically, we have generally been able, over time, to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies related to technological enhancements and improvements. However, we cannot reasonably estimate our ability to successfully recover any price increases.

Foreign Currency Exchange Rate Risk

We have operations in countries outside of the United States, which primarily use the respective local foreign currency as their functional currency. Each of these operations may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we sell or distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, by natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

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

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-57 of this Annual Report on Form 10-K and are incorporated herein by reference.

Advanced Drainage Systems, Inc.

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of the material weakness in our internal control over financial reporting, as further described below.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019, due to the fact that we had a material weakness in our internal control over financial reporting in the control environment of our consolidated joint venture affiliate, ADS Mexicana. This material weakness was a result of the Company’s findings to date as part of an internal investigation, under the guidelines of the Company’s Code of Business Conduct and Ethics, into ADS Mexicana’s senior management’s ethical and business conduct, which included consideration of compliance of certain products with Mexican laws and regulations. The material weakness in the control environment of ADS Mexicana impacts the overall effectiveness of our internal controls over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2019 and this report is included herein.

Advanced Drainage Systems, Inc.

Remediation Process

We have commenced a process to remediate the underlying cause of the material weakness described above and enhance our internal controls over financial reporting at ADS Mexicana. The remediation actions we anticipate taking include the following:

•	The Company will take disciplinary actions relating to ADS Mexicana senior management where appropriate.
•	Evaluate the experience and training of ADS Mexicana personnel and hire qualified employees or consultants as necessary
•	Provide supplemental training on the Company’s Code of Business Conduct and Ethics to ADS Mexicana personnel;
•	Implement additional oversight controls related to ADS Mexicana’s activities, including reports to the Ethics Hotline
•	Implement additional controls relating to ADS Mexicana segregation of duties and information technology access

The material weaknesses did not result in a material misstatement in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2019 or previously issued financial statements.

We believe the foregoing efforts will effectively remediate the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address this control deficiency or modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required. See above under Item 1A, “Risk Factors — Our failure to maintain effective disclosure controls and internal control over financial reporting could adversely affect our business, financial position and results of operations.”

Changes in Internal Control over Financial Reporting

Other than the identification of a material weakness in the control environment of ADS Mexicana as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

10.1A	First Amendment to Second Amended and Restated Credit Agreement, dated as of July 9, 2018 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2018).

10.2

Second Amended and Restated Private Shelf Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., as seller, the guarantors from time to time party thereto, PGIM, Inc., as a purchaser, and the other purchasers from time to time party thereto (incorporated by reference to Exhibit 10.2 of Form 8-K filed June 28, 2017).

10.2A	Amendment No. 1 to Second Amended and Restated Private Shelf Agreement, dated as of July 9, 2018 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 8, 2018).

10.3

Second Amended and Restated Security Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., as borrower, the guarantors from time to time party thereto, and PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.3 of Form 8-K filed June 28, 2017).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.4

Second Amended and Restated Pledge Agreement, dated as of June 22, 2017, by Advanced Drainage Systems, Inc. and certain other parties thereto, as pledgors, in favor of PNC Bank, National Association, as collateral agent for certain secured parties (incorporated by reference to Exhibit 10.4 of Form 8-K filed June 28, 2017).

10.5

Second Amended and Restated Intercompany Subordination Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., the guarantors from time to time party thereto, and PNC Bank, National Association, as administrative agent for certain lenders (incorporated by reference to Exhibit 10.5 of Form 8-K filed June 28, 2017).

10.6

Amended and Restated Intercompany Subordination Agreement, dated as of June 22, 2017, by and among Advanced Drainage Systems, Inc., the guarantors from time to time party thereto, and PGIM, Inc. (incorporated by reference to Exhibit 10.6 of Form 8-K filed June 28, 2017).

10.7

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

10.11B†	Form of Amendment to Pre-2017 Stock Option Agreements(incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.11C†	Form of Amendment to Pre-2017 Stock Option Agreements(incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.12†

Executive Employment Agreement, dated as of September 1, 2017, by and between Advanced Drainage Systems, Inc. and D. Scott Barbour (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 17, 2017).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.13†

Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.13A†

First Amendment to Amended and Restated Executive Employment Agreement, by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 10, 2017).

10.13B†

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

10.14A

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

10.25†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.26†	Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 10, 2017).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.27†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 10, 2017).

10.28	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.29	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.30

Form of Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.31

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

10.33	Form of Performance Unit Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on May 30, 2018).

10.34	Confidentiality Agreement by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017).

10.35	Consulting Agreement by and between the Company and Thomas M. Fussner (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on March 21, 2018).

10.36†	Executive Employment Agreement, dated as of November 10, 2016, by and between Advanced Drainage Systems, Inc. and Kevin C. Talley.#

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney. #

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

Advanced Drainage Systems, Inc.

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

†	Management contract or compensatory plan.
#	Filed herewith.

Item 16.	Form 10-K Summary

None.

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2019

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)
By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 30, 2019.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ C. Robert Kidder**	Chairman of the Board of Directors and Director
C. Robert Kidder

	/s/ Robert M. Eversole**	Director
Robert M. Eversole

	/s/ Michael B. Coleman **	Director
Michael B. Coleman

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Ross M. Jones**	Director
Ross M. Jones

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Richard A. Rosenthal**	Director
Richard A. Rosenthal

	/s/ Abigail S. Wexner**	Director
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

Advanced Drainage Systems, Inc.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the "Company") as of March 31, 2019 and 2018 , the related consolidated statements of  operations, comprehensive income (loss), stockholders' equity (deficit) and mezzanine equity, and cash flows, for each of the three years in the period ended March 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

/s/ Deloitte & Touche LLP

Columbus, Ohio

May 30, 2019

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc.  and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019, of the Company and our report dated May 30, 2019, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a material weakness in the internal control over financial reporting in the control environment of the Company’s consolidated joint venture affiliate, ADS Mexicana. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Columbus, Ohio

May 30, 2019

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2019	2018
ASSETS
Current assets:
Cash	$8,891	$17,587
Receivables (less allowance for doubtful accounts of $7,653 and $6,826, respectively)	186,991	171,961
Inventories	264,540	263,792
Other current assets	6,091	5,113
Total current assets	466,513	458,453
Property, plant and equipment, net	398,891	399,381
Other assets:
Goodwill	102,638	103,017
Intangible assets, net	37,177	44,437
Other assets	36,940	37,954
Total assets	$1,042,159	$1,043,242
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$25,932	$26,848
Current maturities of capital lease obligations	23,117	22,007
Accounts payable	93,577	105,521
Other accrued liabilities	61,901	60,560
Accrued income taxes	1,758	6,307
Total current liabilities	206,285	221,243
Long-term debt obligation (less unamortized debt issuance costs of $2,293 and $3,028, respectively)	208,602	270,900
Long-term capital lease obligations	61,555	59,963
Deferred tax liabilities	45,963	32,304
Other liabilities	19,119	25,023
Total liabilities	541,524	609,433
Commitments and contingencies (see Note 15)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,611 and 23,300 shares outstanding, respectively	282,638	291,247
Deferred compensation — unearned ESOP shares	(180,316)	(190,168)
Redeemable noncontrolling interest in subsidiaries	—	8,471
Total mezzanine equity	102,322	109,550
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 57,964 and 56,889 shares issued, respectively; 57,490 and 56,476 shares outstanding, respectively	11,436	11,426
Paid-in capital	391,039	364,908
Common stock in treasury, at cost	(9,863)	(8,277)
Accumulated other comprehensive loss	(25,867)	(21,247)
Retained earnings (deficit)	17,582	(39,214)
Total ADS stockholders’ equity	384,327	307,596
Noncontrolling interest in subsidiaries	13,986	16,663
Total stockholders’ equity	398,313	324,259
Total liabilities, mezzanine equity and stockholders’ equity	$1,042,159	$1,043,242

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2019	2018	2017
Net sales	$1,384,733	$1,330,354	$1,257,261
Cost of goods sold	1,057,766	1,027,873	961,451
Gross profit	326,967	302,481	295,810
Operating expenses:
Selling	96,335	92,764	91,475
General and administrative	89,692	98,392	110,950
Loss on disposal of assets and costs from exit and disposal activities	3,647	15,003	8,509
Intangible amortization	7,880	8,068	8,548
Income from operations	129,413	88,254	76,328
Other expense:
Interest expense	18,618	15,262	17,467
Derivative gains and other income, net	(815)	(3,950)	(5,970)
Income before income taxes	111,610	76,942	64,831
Income tax expense	30,049	11,411	24,615
Equity in net loss of unconsolidated affiliates	95	739	4,308
Net income	81,466	64,792	35,908
Less: net income attributable to noncontrolling interest	3,694	2,785	2,958
Net income attributable to ADS	77,772	62,007	32,950
Weighted average common shares outstanding:
Basic	57,025	55,696	54,919
Diluted	57,611	56,334	55,624
Net income per share available to common stockholders:
Basic	$1.23	$1.00	$0.51
Diluted	$1.22	$0.99	$0.50

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2019	2018	2017
Net income	$81,466	$64,792	$35,908
Other comprehensive income (loss):
Currency translation	(5,749)	3,886	(5,037)
Comprehensive income	75,717	68,678	30,871
Less: other comprehensive (gain) loss attributable to noncontrolling interest, net of tax	(1,129)	318	(1,483)
Less: net income attributable to noncontrolling interest	3,694	2,785	2,958
Total comprehensive income attributable to ADS	$73,152	$65,575	$29,396

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$81,466	$64,792	35,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,900	75,003	72,355
Deferred income taxes	12,813	(11,239)	(8,971)
Loss on disposal of assets and costs from exit and disposal activities	3,647	12,655	7,316
ESOP, stock repurchase agreement and stock-based compensation	21,828	18,845	17,875
Amortization of deferred financing charges	735	934	1,408
Fair market value adjustments to derivatives	2,346	(3,244)	(10,921)
Equity in net loss of unconsolidated affiliates	95	739	4,308
Gain on bargain purchase of PTI acquisition	—	—	(609)
Other operating activities	(5,219)	1,010	(5,871)
Changes in working capital:
Receivables	(17,953)	(4,327)	15,055
Inventories	(2,034)	(4,841)	(27,917)
Prepaid expenses and other current assets	(1,004)	1,648	(2,548)
Accounts payable, accrued expenses and other liabilities	(16,942)	(14,855)	6,851
Net cash provided by operating activities	151,678	137,120	104,239
Cash Flows from Investing Activities
Capital expenditures	(43,412)	(41,709)	(46,676)
Cash paid for acquisitions, net of cash acquired	—	(1,990)	(8,573)
Purchase of property, plant and equipment through financing	—	—	(4,620)
Proceeds from sale of corporate-owned life insurance	—	13,644	—
Other investing activities	868	(390)	(1,390)
Net cash used in investing activities	(42,544)	(30,445)	(61,259)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	405,700	487,850	412,400
Payments on Revolving Credit Facility	(442,800)	(512,150)	(382,600)
Payments on Term Loan	—	(72,500)	(10,000)
Proceeds from Senior Notes	—	75,000	—
Payments on Senior Notes	(25,000)	(25,000)	(25,000)
Proceeds from notes, mortgages, and other debt	—	—	1,000
Payments of notes, mortgages, and other debt	(940)	(1,905)	(870)
Payments on loans against corporate-owned life insurance	—	—	(6,823)
Equipment financing loans	(909)	—	4,620
Debt issuance costs	—	(2,268)	—
Payments on capital lease obligations	(24,284)	(24,214)	(21,760)
Acquisition of noncontrolling interest in BaySaver	(8,821)	—	—
Cash dividends paid	(26,148)	(18,478)	(16,820)
Proceeds from option exercises	5,908	9,087	4,011
Repurchase of common stock	—	(7,947)	—
Other financing activities	(361)	(2,428)	(983)
Net cash used in financing activities	(117,655)	(94,953)	(42,825)
Effect of exchange rate changes on cash	(175)	(585)	(260)
Net change in cash	(8,696)	11,137	(105)
Cash at beginning of year	17,587	6,450	6,555
Cash at end of year	$8,891	$17,587	6,450

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2016	153,560	$12,393	$739,097	99,123	$(440,995)	$(21,261)	$(101,778)	$187,456	$15,033	$202,489
Net income	—	—	—	—	—	—	32,950	32,950	2,236	35,186
Other comprehensive loss	—	—	—	—	—	(3,554)	—	(3,554)	(1,483)	(5,037)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,512)	(1,512)	—	(1,512)
Common stock dividend ($0.24 per share)	—	—	—	—	—	—	(13,204)	(13,204)	—	(13,204)
Dividend paid to noncontrolling interestholder	—	—	—	—	—	—	—	—	(879)	(879)
Allocation of ESOP shares to participants for:
Compensation	—	—	2,254	—	—	—	—	2,254	—	2,254
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	—	—	6,571	(358)	1,595	—	—	8,166	—	8,166
Restricted stock awards	—	—	2,926	(86)	383	—	—	3,309	—	3,309
Equity classified stock-based compensation expense before related tax effects	—	—	139	—	—	—	—	139	—	139
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	439	—	—	—	—	439	—	439
Reclassification of liability-classified awards	—	—	220	—	—	—	—	220	—	220
ESOP distributions in common stock	—	—	5,393	(457)	2,033	—	—	7,426	—	7,426
Accretion of redeemable noncontrolling interest	—	—	(1,252)	—	—	—	—	(1,252)	—	(1,252)
Balance March 31, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2016	24,819	$310,240	16,448	$(205,664)	$7,171	$111,747
Net income	—	—	—	—	722	722
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($0.24 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interestholder	—	—	—	—	(1,226)	(1,226)
Allocation of ESOP shares to participants for:
Compensation	—	—	(585)	7,314	—	7,314
Dividend	—	—	—	134	—	134
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
Equity classified stock-based compensation expense before related tax effects	—	—	—	—	—	—
Tax benefit resulting from exercise of certain stock-based compensation awards	—	—	—	—	—	—
Reclassification of liability-classified awards	—	—	—	—	—	—
ESOP distributions in common stock	(594)	(7,426)	—	—	—	(7,426)
Accretion of redeemable noncontrolling interest	—	—	—	—	1,560	1,560
Balance March 31, 2017	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610
Net income	—	—	—	—	—	—	62,007	62,007	1,928	63,935
Other comprehensive loss	—	—	—	—	—	3,568	—	3,568	318	3,886
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Common stock dividend ($0.28 per share)	—	—	—	—	—	—	(15,685)	(15,685)	—	(15,685)
Dividend paid to noncontrolling interestholder	—	—	—	—	—	—	—	—	(490)	(490)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,809	—	—	—	—	3,809	—	3,809
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	666	7	9,161	2	(81)	—	—	9,087	—	9,087
Restricted stock awards	90	1	2,664	(72)	153	—	—	2,818	—	2,818
Equity classified stock-based compensation expense before related tax effects	—	—	4,148	—	—	—	—	4,148	—	4,148
Reclassification of liability-classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714
ESOP distributions in common stock	318	2	9,811	(394)	1,753	—	—	11,566	—	11,566
Retirement of common stock held in treasury	(97,745)	(977)	(433,852)	(97,745)	434,829	—	—	—	—	—
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)
Accretion of redeemable noncontrolling interest	—	—	(334)	—	—	—	—	(334)	—	(334)
Balance March 31, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2017	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	857	857
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($0.28 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	(613)	(613)
Allocation of ESOP shares to participants for:
Compensation	—	—	(644)	8,048	—	8,048
Dividend	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
ESOP distributions in common stock	(925)	(11,567)	—	—	—	(11,567)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—
Balance March 31, 2018	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity	Subsidiaries	Equity
Balance April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259
Net income	—	—	—	—	—	—	77,772	77,772	2,862	80,634
Other comprehensive loss	—	—	—	—	—	(4,620)	—	(4,620)	(1,129)	(5,749)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,913)	(1,913)	—	(1,913)
Common stock dividend ($0.32 per share)	—	—	—	—	—	—	(18,336)	(18,336)	—	(18,336)
Dividend paid to noncontrolling interestholder	—	—	—	—	—	—	—	—	(4,410)	(4,410)
Allocation of ESOP shares to participants for:
Compensation	—	—	5,712	—	—	—	—	5,712	—	5,712
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	420	4	5,908	52	(1,372)	—	—	4,540	—	4,540
Restricted stock awards	127	1	3,982	9	(214)	—	—	3,769	—	3,769
Equity classified stock-based compensation expense before related tax effects	—	—	2,550	—	—	—	—	2,550	—	2,550
ESOP distributions in common stock	528	5	8,604	—	—	—	—	8,609	—	8,609
Acquisition of noncontrolling interest in BaySaver	—	—	(625)	—	—	—	(593)	(1,218)	—	(1,218)
Balance March 31, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2018	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	832	832
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($0.32 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interestholder	—	—	—	—	(1,075)	(1,075)
Allocation of ESOP shares to participants for:
Compensation	—	—	(767)	9,584	—	9,584
Dividend	—	—	—	268	—	268
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
ESOP distributions in common stock	(689)	(8,609)	—	—	—	(8,609)
Acquisition of noncontrolling interest in BaySaver	—	—	—	—	(8,228)	(8,228)
Balance March 31, 2019	22,611	$282,638	14,452	$(180,316)	$—	$102,322

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” and the “Company”), incorporated in Delaware, designs, manufactures and markets high performance thermoplastic corrugated pipe and related water management products, primarily in North and South America and Europe. ADS’s broad product line includes corrugated high-density polyethylene (or “HDPE”) pipe, polypropylene (or “PP”) pipe and related water management products.

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

Principles of Consolidation - The consolidated financial statements include the Company, its wholly-owned subsidiaries, its majority owned subsidiaries, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Consolidated Balance Sheets and the related equity in earnings from these investments are included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Doubtful Accounts - Receivables include trade receivables, net of an allowance for doubtful accounts, and other miscellaneous receivables. Receivables at March 31, 2019 and 2018 are as follows:

(Amounts in thousands)	2019	2018
Trade receivables	$170,887	$159,291
Other miscellaneous receivables	16,104	12,670
Receivables, net	$186,991	$171,961

As of March 31, 2019 and 2018, Other miscellaneous receivables includes insurance recoverables of approximately $3.9 million and $3.4 million, respectively, which has a corresponding liability recorded in Other accrued liabilities.

Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required. The evaluation of the customer’s financial condition is performed to reduce the risk of loss.

Advanced Drainage Systems, Inc.

Accounts receivable are evaluated for collectability based on numerous factors, including the length of time individual receivables are past due, past transaction history with customers, their credit worthiness and the economic environment. This estimate is periodically adjusted when management becomes aware of a situation in which doubt the customer does not have the ability or intention to pay its financial obligations (e.g. bankruptcy filing).

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

Years
Buildings and leasehold improvement	20 to 45 or the lease term if shorter
Machinery and production equipment	3 to 18
Transportation equipment	3 to 12

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss on disposal of assets and costs from exit and disposal activities in our Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits. There was no interest capitalized during the fiscal year ended March 31, 2019. Interest capitalized was $0.6 million, and $0.6 million during the fiscal years ended March 31, 2018 and 2017, respectively.

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

Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then the Company would record an impairment loss equal to the difference. With respect to this testing, a reporting unit is a component of the Company for which discrete financial information is available and regularly reviewed by management. The fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The fair value estimates are based on assumptions management believes to be reasonable but are inherently

Advanced Drainage Systems, Inc.

uncertain. For all fiscal years presented, ADS completed a quantitative fair value assessment of the International reporting unit and determined no impairment charge was required.

GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS completed a quantitative fair value measurement of the Domestic reporting unit in fiscal 2016. The test indicated that the fair value of the Domestic reporting unit exceeded the carrying value, indicating that no impairment existed. ADS applied the qualitative assessment to the Domestic reporting unit for the annual impairment tests performed as of March 31, 2019, 2018 and 2017. For the current year test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the reporting unit fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for goodwill in the fiscal years ended March 31, 2019, 2018, and 2017.

Intangible Assets

Intangible Assets — Definite-Lived - Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. Asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions.

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

ADS applied the qualitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2019 and 2018. For the current year test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the trademarks fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for Intangible assets in the fiscal years ended March 31, 2019, 2018, and 2017.

Advanced Drainage Systems, Inc.

Other Assets - Other assets include investments in unconsolidated affiliates accounted for under the equity method, capitalized software development costs, including cloud computing costs, deposits, central parts, and other miscellaneous assets. In the fiscal year ended March 31, 2018, the Company discontinued offering the cash surrender value of officer life insurance and collected proceeds of $13.6 million from the sale of the officer life insurance. The Company capitalizes development costs for internal use software. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in General and administrative expense, Selling expense or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of central parts is amortized on a straight-line basis over estimated useful lives of 5 to 10 years.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, the Company would adjust the investment down to its estimated fair value, which then becomes its new carrying value. For the fiscal year ended March 31, 2017, the Company recorded an impairment charge of $1.3 million related to its investment in the South American Joint Venture. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations. See “Note 11. Investment in Unconsolidated Affiliates.”

Other assets as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018
Investments in unconsolidated affiliates	$10,467	$12,343
Capitalized software development costs, net	13,069	10,195
Deposits	2,985	2,776
Central parts	2,385	2,089
Other	8,034	10,551
Total other assets	$36,940	$37,954

The following table sets forth amortization expense related to Other assets in each of the fiscal years ended March 31:

(Amounts in thousands)	2019	2018	2017
Capitalized software development costs	$2,659	$2,156	$3,372
Central parts	73	47	54
Other	1,419	1,688	1,689

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

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. The South American Joint Venture operates within Argentina, which on July 1, 2018, was identified for high inflationary accounting. The Company has determined the effect of a change in the exchange rate under high inflationary accounting is not expected to have a material effect on the Company’s results in any annual period. For the fiscal years ended March 31, 2019 and 2018, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.

Net Sales - The Company generates revenue by selling pipe and related water management products primarily to distributors, retailers, buying groups and co-operative buying groups. Products are shipped predominately by the Company’s internal fleet, and the Company does not provide any additional revenue generating services after product delivery. Payment terms and conditions vary by contract.

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

Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2019, 2018, and 2017 were $131.3 million, $120.7 million, and $110.5 million, respectively, and are included in Cost of goods sold. Shipping costs billed to customers were $7.7 million, $6.3 million, and $5.5 million during 2019, 2018 and 2017, respectively, and are included in Net sales.

Stock-Based Compensation - See “Note 17. Stock-Based Compensation” for information about our stock-based compensation award programs and related accounting policies.

Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling expenses in the Consolidated Statements of Operations. The total advertising costs were $3.8 million, $4.1 million, and $3.1 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.

Self-Insurance - The Company is self-insured for short term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $42.4 million, $41.3 million, and $39.5 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively, of which employees contributed $6.7 million, $5.9 million, and $5.1 million, respectively.

Advanced Drainage Systems, Inc.

ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability and employment practices coverage with a deductible of $0.5 million per occurrence or claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $2.3 million, $2.2 million, and $1.8 million, for the years ended March 31, 2019, 2018, and 2017, respectively.

ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.3 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $2.8 million, $1.3 million, and $2.1 million for the fiscal years ended March 31, 2019, 2018, and 2017, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized and represent the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. They are measured using the enacted tax rates expected to apply to taxable income in the years in which the related temporary differences are expected to be recovered or settled. Valuation allowances are established against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities. Penalties and interest recorded on income taxes payable are recorded as part of Income tax expense.

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

Concentrations of Risk - The Company has a large, active customer base of approximately twenty thousand customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 25.4%, 25.4%, and 23.5% of fiscal 2019, 2018 and 2017 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 19.1% and 17.6% of Receivables at March 31, 2019 and 2018, respectively.

Advanced Drainage Systems, Inc.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Cloud Computing - On August 29, 2018, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The ASU, which was released in response to a consensus reached by the Emerging Issues Task Force at its June 2018 meeting, aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU includes in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply CCA guidance to determine which implementation costs should be capitalized in such a CCA. The Company adopted this update effective July 1, 2018 on a prospective basis. The new standard did not have a material impact on the Consolidated Financial Statements.

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

Cash Flow Classification - In August 2016, the FASB issued an ASU which provides amended guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, including related to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance and distributions received from equity method investees. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. This amended guidance must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. The Company adopted this update effective April 1, 2018 using the retrospective method. The new standard did not have an impact on the Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

Goodwill Impairment - In January 2017, the FASB issued an ASU which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the standards update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments are effective for annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Consolidated Financial Statements.

Definition of a Business - In January 2017, the FASB issued an ASU to clarify the definition of a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Consolidated Financial Statements.

Stock-Based Compensation - In May 2017, the FASB issued an ASU to clarify when modification accounting should be applied for changes to the terms or conditions of share-based payment awards. The amendments clarify that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this update effective April 1, 2018. The new standard did not have an impact on the Consolidated Financial Statements.

Fair Value Measurement – In August 2018, the FASB issued an ASU that was intended to improve the effectiveness of disclosures in notes to financial statements. The standard removed, modified and added certain disclosure requirements related to fair value measurements. This standard was effective for fiscal years beginning after December 15, 2019. The standard required the use of the retrospective transition method for specific amendments within the ASU and the prospective treatment of other amendments. Early adoption was permitted. The Company early adopted this ASU, effective for the Company’s Annual Report on Form 10-K for the year ending March 31, 2019. The Company applied the new standard to “Note 9. Fair Value Measurement” in the notes to the Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

Leases - In February 2016, the FASB issued Accounting Standard Codification (“ASC”) 842, Leases, which amends the guidance for leases. This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption of this standard is permitted. The standard allows the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. The modified retrospective transition approach includes certain practical expedients that entities may elect to apply in transition. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company has implemented a new software solution to improve the process of tracking and accounting for leases under the current and new standards. The Company will adopt this standard effective April 1, 2019 using the modified retrospective transition method which does not require adjustments

Advanced Drainage Systems, Inc.

to comparative periods or require modified disclosures for those periods. The Company has elected the transition relief practical expedients. The transition relief practical expedient package permits the Company to not reassess (1) whether any expired or existing contracts are or contain a lease, (2) the lease classification for any expired or existing lease or (3) initial direct costs for any existing lease. The Company is continuing to finalize new processes and internal controls required to comply with the new lease standard. The adoption of ASC 842 will not have a material impact on the Statement of Operations or Statement of Cash Flows. The accounting for capital leases will remain substantially unchanged. The recording of right-of-use assets and lease liabilities is expected to have a material impact on the Company’s Consolidated Balance Sheet.

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

Hedge Accounting – In August 2017, the FASB issued an ASU which expands an entity’s ability to apply hedge accounting for non-financial and financial risk components and provides a simplified approach for fair value hedging of interest rate risk. The standard also refines how entities assess hedge effectiveness. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. The Company will adopt this standard effective April 1, 2019. The new standard did not have an impact on the Consolidated Financial Statements.

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the fiscal 2018 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which continued throughout fiscal 2019, including closing underutilized manufacturing facilities, reducing headcount, optimizing product offerings and eliminating nonessential costs, designed to improve the Company’s cost structure. The Company closed one and four manufacturing facilities in the fiscal years ended March 31, 2019 and 2018, respectively. As additional restructuring opportunities may be identified, the Company does not have an estimated completion date or expected total cost estimate for the 2018 Restructuring Plan.

In fiscal year ended March 31, 2017, the Company recorded expenses related to three manufacturing facilities that were closed during fiscal 2017 of approximately $3.5 million. In addition, the Company accelerated depreciation of specifically identified obsolete assets of approximately $3.0 million and recorded $2.0 million of disposals and partial disposals of fixed assets. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the fiscal years ended March 31, 2019, 2018, and 2017:

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2019	2018	2017
Accelerated depreciation	$430	$3,759	$—
Plant severance	131	2,041	—
Headcount reduction	306	4,133	—
Product optimization	283	1,351	—
Other restructuring activities	475	159	—
Total 2018 Restructuring Plan activities	$1,625	$11,443	$—
Loss on other disposals and partial disposals of property, plant and equipment	2,022	3,560	8,509
Total loss on disposal of assets and costs from exit and disposal activities	$3,647	$15,003	$8,509

Approximately $1.2 million and $0.4 million for fiscal year ended March 31, 2019, related to the Domestic and International reporting segment, respectively, and $11.0 million and $0.4 million for the fiscal year ended March 31, 2018 of the Total 2018 Restructuring Plan activities related to the Domestic and International reporting segment, respectively.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan for the fiscal years ended March 31, 2019 and 2018 is as follows:

(Amounts in thousands)	2019	2018
Balance at beginning of year	$3,901	$—
Expenses	1,625	11,443
Non-cash expenses	(713)	(4,882)
Payments	(3,117)	(2,660)
Balance at end of year	$1,696	$3,901

The Company had $0.6 million and $0.5 million of long-term severance liability related to the restructuring activities recorded in Other liabilities in the Consolidated Balance Sheet as of March 31, 2019 and March 31, 2018, respectively.

Periodically, the Company will dispose of equipment, including equipment accounted for as capital leases. The net loss on the disposition of the equipment was $2.0 million, $3.6 million, and $8.5 million during fiscal 2019, 2018 and 2017, respectively.

3.	REVENUE RECOGNITION

On April 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), and all related amendments using the modified retrospective transition method. The adoption of ASC 606 did not impact the opening retained earnings balance or cause a material shift in the amount or timing of revenue recognition. Results for reporting periods beginning after April 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in a consistent manner with historical accounting policies.

The Company generates revenue by selling pipe and related water management products primarily to distributors, retailers, buying groups and co-operative buying groups. Products are shipped predominately by the Company’s internal fleet, and the Company does not provide any additional revenue generating services after product delivery. Payment terms and conditions vary by contract.

Revenue is recognized at the point in-time obligations under the terms of a contract with a customer are satisfied, which generally occurs upon the transfer of control of the promised goods. In substantially all of the Company’s contracts with customers, control is transferred to the customer upon delivery. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is presented in the Consolidated Statements of Operations net

Advanced Drainage Systems, Inc.

of allowances for returns, rebates, discounts, and taxes collected concurrently with revenue-producing activities.

Refer to “Note 21. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment. The disclosure of Net sales by reportable segment is aligned by geographical region and product type and best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The adoption of this standard resulted in the Company recording a contract asset for estimated inventory returns. On April 1, 2018, the estimated inventory returns resulted in a $0.6 million decrease in Receivables, net and a $0.6 million increase in Other current assets on the Company’s Consolidated Balance Sheets. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2019 and April 1, 2018:

	March 31, 2019	April 1, 2018
	(In thousands)
Contract asset - product returns	$646	$577
Refund liability	1,372	1,468

Practical Expedients and Exemptions - The Company expenses incremental costs to obtain a contract (e.g. sales commissions) when incurred as the amortization period would have been one year or less. These costs are recorded within selling expenses on the Consolidated Statements of Operations.

The Company elected the accounting policy election permitted by ASC 606 to account for shipping and handling costs as activities to fulfill the promise to transfer the goods when these activities are performed after a customer obtains control of the goods. Revenue is recognized at the point of shipment.

The Company elected the accounting policy to exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, for example, sales, use, value added, and some excise taxes.

Further, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Advanced Drainage Systems, Inc.

4.	ACQUISITIONS

Fiscal 2019 Acquisition of Noncontrolling interest in BaySaver

BaySaver Technologies LLC (“BaySaver”) was a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. During the third quarter of fiscal 2019, ADS purchased the remaining 35% ownership interest in BaySaver for a purchase price of $8.8 million. The purchase of the remaining 35% ownership interest was reflected as a reduction in the Redeemable noncontrolling interest in subsidiary in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows. Additionally, resulting from this transaction, the Company recorded a $0.6 million non-cash adjustment to deferred taxes. BaySaver is now a wholly-owned subsidiary of ADS.

Fiscal 2018 Acquisition of DURASLOT, Inc.

On August 1, 2017, ADS acquired DURASLOT, Inc., a manufacturer of linear surface drains, for $2.3 million. The acquisition included approximately $2.1 million of tax-deductible goodwill.

Fiscal 2017 Acquisition of Plastic Tubing Industries

On February 6, 2017, ADS acquired Plastic Tubing Industries (“PTI”), a manufacturer of HDPE pipe and related accessories. With the acquisition, ADS increased its manufacturing footprint in Georgia and Texas, while adding production capacity to the existing ADS manufacturing facilities in Florida, to better serve growing demand in the region. The purchase price of PTI was $9.5 million, financed through the existing line of credit facility. At the time of acquisition, $8.5 million was paid in cash; the remaining $1.0 million was paid on August 6, 2018. The results of operations of PTI are included in the Consolidated Statements of Operations after February 6, 2017. The Net sales and Income before income taxes of PTI since the acquisition date included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2017 were immaterial.

The fair value of the net assets acquired exceeded the purchase price. The difference was recognized as a gain on bargain purchase in fiscal 2017. The purchase price allocation is as follows:

(Amounts in thousands)
Intangible assets	$160
Inventory	2,050
Property, plant and equipment	7,899
Fair value of net assets acquired	10,109
Purchase price	9,500
Gain on bargain purchase	$609

The acquired identifiable intangible assets represent a trade name of $0.2 million (seven-year useful life). The following table contains unaudited pro forma Consolidated Statements of Operations information assuming the acquisition occurred on April 1, 2015 and includes adjustments for amortization of intangibles and depreciation of fixed asset. This unaudited pro forma information is presented for illustrative purposes only and is not indicative of what actual results would have been if the acquisition had taken place on April 1, 2015 or of future results. In addition, the unaudited pro forma consolidated results are not projections of future results of operations of the combined company nor do they reflect the expected realization of any cost savings or synergies associated with the acquisition.

Proforma
(Amounts in thousands)	2017
Net sales	$1,266,602
Net income attributable to ADS	33,634

Advanced Drainage Systems, Inc.

Unaudited pro forma net income attributable to ADS for the fiscal year ended March 31, 2017 has been calculated after adjusting the combined results of the Company to reflect additional intangible asset amortization expense, net of related income taxes, of less than $0.1 million, and depreciation expense, net of related income taxes, of $0.6 million.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018
Land, buildings and improvements	$199,810	$200,459
Machinery and production equipment	560,858	568,779
Transportation equipment	221,721	211,431
Construction in progress	19,749	6,607
Total cost	1,002,138	987,276
Less: accumulated depreciation	(603,247)	(587,895)
Property, plant and equipment, net	$398,891	$399,381

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31:

(Amounts in thousands)	2019	2018	2017
Depreciation expense (inclusive of leased assets depreciation)(1)	$59,869	$63,044	$58,692

(1)

Depreciation expense does not include accelerated depreciation expense from the 2018 Restructuring plan. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

6.	LEASES

Capital Leases - The Company leases certain buildings and transportation equipment including its fleet of trucks and trailers, under capital lease agreements.

Leased assets included in Property, plant and equipment as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018
Buildings and improvements	$5,357	$6,124
Machinery and equipment	220,279	208,475
Total cost	225,636	214,599
Less: accumulated depreciation	(114,856)	(110,346)
Leased assets in Property, plant and equipment, net	$110,780	$104,253

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

(Amounts in thousands)	2019	2018	2017
Lease interest expense	$5,215	$4,086	$3,864
Depreciation of leased assets	19,155	18,511	17,415

The following is a schedule by year of future minimum lease payments under capital leases and the present value of the net minimum lease payments as of March 31, 2019:

Advanced Drainage Systems, Inc.

(Amounts in thousands)
2020	$26,604
2021	22,507
2022	18,064
2023	11,721
2024	7,143
Thereafter	8,198
Total minimum lease payments	$94,237
Less: amount representing interest(a)	9,565
Present value of net minimum lease payments	$84,672
Current maturities of capital lease obligations	23,117
Long-term capital lease obligations	61,555
Total lease obligation	$84,672

(a)	Amount necessary to reduce minimum lease payments to present value calculated at the lower of the rate implicit in the lease or the Company’s incremental borrowing rate at lease inception.

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

Future minimum rental commitments under non-cancellable operating leases as of March 31, 2019, are summarized below (amounts in thousands):

	2020	2021	2022	2023	2024	Thereafter
Future operating lease payments	$4,159	$2,924	$1,814	$690	$325	$2,236

Total rent expense was $6.5 million, $6.6 million, and $6.6 million in the fiscal years ended March 31, 2019, 2018, and 2017, respectively.

7.	INVENTORIES

Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018
Raw materials	$47,910	$54,909
Finished goods	216,630	208,883
Total Inventories	$264,540	$263,792
The Company had no work-in-process inventories as of March 31, 2019 and 2018.

During fiscal years ended March 31, 2019 and 2018, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $29.4 million and $27.0 million, respectively, of which $8.2 million and $6.5 million remained in inventory at March 31, 2019 and 2018, respectively.

Advanced Drainage Systems, Inc.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Domestic	International	Total
Balance at March 31, 2017	$90,002	$10,564	$100,566
Acquisition	2,103	—	2,103
Currency translation	—	348	348
Balance at March 31, 2018	$92,105	$10,912	$103,017
Currency translation	—	(379)	(379)
Balance at March 31, 2019	$92,105	$10,533	$102,638

Intangible Assets - Intangible assets as of March 31, 2019 and 2018 consisted of the following:

	2019			2018
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$27,580	$(19,922)	$7,658	$27,580	$(17,405)	$10,175
Customer relationships	29,851	(23,000)	6,851	31,035	(20,567)	10,468
Patents	8,313	(5,561)	2,752	7,512	(4,956)	2,556
Non-compete and other contractual agreements	155	(138)	17	607	(567)	40
Trademarks and tradenames	15,978	(7,968)	8,010	15,969	(6,678)	9,291
Total definite lived intangible assets	81,877	(56,589)	25,288	82,703	(50,173)	32,530
Indefinite-lived intangible assets (a)
Trademarks	11,889	—	11,889	11,907	—	11,907
Total Intangible assets	$93,766	$(56,589)	$37,177	$94,610	$(50,173)	$44,437

(a)	Indefinite-lived intangible assets decreased as a result of foreign currency translation.

The gross intangible asset value of customer relationships and non-compete and other contractual agreements decreased due to intangible assets fully amortized in fiscal 2018. Patents increased as a result of asset acquisitions and developed patents during fiscal 2019.

The following table presents the weighted average amortization period for definite-lived intangible assets at March 31, 2019:

Weighted Average Amortization Period (in years)
Developed technology	11.0
Customer relationships	8.7
Patents	8.5
Non-compete and other contractual agreements	7.0
Trademarks and tradenames	13.4

Advanced Drainage Systems, Inc.

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2019:

	Fiscal Year
(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Amortization expense	$6,037	$5,895	$4,310	$2,534	$2,517	$3,995	$25,288

9.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets, liabilities and mezzanine equity carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$189	$—	$189	$—
Interest rate swaps	1,088	—	1,088	—
Total assets at fair value on a recurring basis	$1,277	$—	$1,277	$—
Liabilities:
Derivative liability - diesel fuel contracts	$283	$—	$283	$—
Foreign exchange forward contracts	60	—	60	—
Contingent consideration for acquisitions	203	—	—	203
Total liabilities at fair value on a recurring basis	$546	$—	$343	$203

	March 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$596	$—	$596	$—
Interest rate swaps	2,801	—	2,801	—
Total assets at fair value on a recurring basis	$3,397	$—	$3,397	$—
Liabilities:
Derivative liability - diesel fuel contracts	$116	$—	$116	$—
Contingent consideration for acquisitions	578	—	—	578
Total liabilities at fair value on a recurring basis	$694	$—	$116	$578

Advanced Drainage Systems, Inc.

Quantitative Information about Level 3 Fair Value Measurements
(Amounts in thousands)
Liabilities & Mezzanine Equity	Fair Value at 3/31/19	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$203	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.50%

Liabilities & Mezzanine Equity	Fair Value at 3/31/18	Valuation Technique(s)	Unobservable Input	Quantifiable Input
Contingent consideration for acquisitions	$578	Discounted cash flow	Weighted Average Cost of Capital (“WACC”)(a)	9.50%

(a)	Represents discount rates or rates of return estimates and assumptions that the Company believes would be used by market participants when valuing these liabilities.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2019 and 2018 were as follows:

Contingent consideration
Balance at March 31, 2017	$1,348
Change in fair value	39
Payments of contingent consideration liability	(809)
Balance at March 31, 2018	$578
Asset acquisition	40
Change in fair value	(6)
Payments of contingent consideration liability	(409)
Balance at March 31, 2019	$203

There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2019 and 2018.

Valuation of Contingent Consideration for Acquisitions - The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 13. Debt”) were $100.0 million and $98.9 million, respectively, as of March 31, 2019 and $125.0 million and $122.3 million, respectively, at March 31, 2018. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

Advanced Drainage Systems, Inc.

Non-recurring Fair Value Measurements

Valuation of Investment in the South American Joint Venture - During the fourth quarter of the fiscal year ended March 31, 2017, the Company recorded a $1.3 million impairment charge related to its investment in the South American Joint Venture equal to the difference between the fair value of the investment and the carrying value. The method used to value the investment is considered Level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. Significant unobservable inputs included the WACC used to discount the future cash flows, which were between 9.3% and 16.5%, based on the markets in which the South American Joint Venture conducts business. See “Note 11. Investment in Unconsolidated Affiliates.”

10.	INVESTMENT IN CONSOLIDATED AFFILIATES

ADS participates in one consolidated joint venture, ADS Mexicana, which is 51% owned by the Company’s wholly-owned subsidiary ADS Worldwide, Inc. The equity owned by the Company’s joint venture partner is shown as either Noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations. ADS participated in an additional joint venture, BaySaver. In the third quarter of fiscal 2019, the Company acquired the noncontrolling interest in BaySaver. As a result, BaySaver is a wholly-owned subsidiary of the Company after the acquisition. Prior to the acquisition, the equity owned by the Company’s joint venture partner is shown as Redeemable noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

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

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2019 and 2018. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2019	2018
Assets
Current assets	$18,683	$24,616
Property, plant and equipment, net	17,054	18,855
Other noncurrent assets	1,396	1,314
Total assets	$37,133	$44,785
Liabilities
Current liabilities	$6,581	$8,979
Noncurrent liabilities	1,264	1,343
Total liabilities	$7,845	$10,322

BaySaver - BaySaver was established in July 2013 to design, engineer, manufacture, market and sell water quality filters and separators used in the removal of sediment and pollution from storm water anywhere in the world except New Zealand, Australia and South Africa. The Company acquired the remaining 35% ownership interest in BaySaver in fiscal 2019. The acquisition of the additional interest in BaySaver is disclosed in “Note 4. Acquisitions”.

Advanced Drainage Systems, Inc.

The table below includes the assets and liabilities of BaySaver that are consolidated as of March 31, 2018. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2018
Assets
Current assets	$3,761
Property, plant and equipment, net	216
Other noncurrent assets	10,470
Total assets	$14,447
Liabilities
Current liabilities	$820
Total liabilities	$820

11.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company participates in an unconsolidated joint venture, South American Joint Venture, which is 50% owned by the Company’s wholly-owned subsidiary ADS Chile. Prior to April 2018, The Company participated in an unconsolidated joint venture, Tigre-ADS USA, Inc. (“Tigre-ADS USA”), which was 49% owned by the Company’s wholly-owned subsidiary ADS Ventures, Inc.

South American Joint Venture - The Company’s investment in this unconsolidated joint venture was formed for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. The Company has concluded that it is appropriate to account for this investment using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Consolidated Balance Sheets. The Company is not required to consolidate the South American Joint Venture as it is not the primary beneficiary, although the Company does hold significant variable interests in the South American Joint Venture through the equity investment and debt guarantee.

Summarized financial data as of the fiscal years ended March 31 for the South American Joint Venture is as follows:

(Amounts in thousands)	2019	2018
Investment in South American Joint Venture	$10,467	$12,343
Net Receivable from South American Joint Venture	504	817

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

During the fourth quarter of the fiscal year ended March 31, 2017, the Company determined there was an other-than-temporary decline in the fair value of its investment in the South American Joint Venture, resulting from a further decline of unfavorable regional economic conditions. Accordingly, the Company recorded an impairment charges of $1.3 million, reducing the carrying value of the investment to its fair value. Past

Advanced Drainage Systems, Inc.

impairment charges have resulted in a basis difference between the cost of the investment and the amount of underlying equity in net assets of the South American Joint Venture of $4.0 million and $4.4 million as of March 31, 2019 and 2018 respectively. The basis difference will be amortized over the estimated remaining useful life of the underlying property, plant and equipment, 8 years. The Company recognized $0.4 million, $0.5 million and $0.4 million of amortization of the basis difference in fiscal 2019, 2018 and 2017, respectively. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations.

Tigre-ADS USA - The former joint venture was established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. The joint venture represented a continuation of the activities of Tigre-ADS USA through its Janesville, Wisconsin manufacturing facility. The Company was not required to consolidate Tigre-ADS USA as it was not the primary beneficiary, although the Company did hold a significant variable interest in Tigre-ADS USA through the equity investment.

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

12.     RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS Mexicana’s Revolving Credit Facility expired on June 22, 2018 and was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2019, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Company’s South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2019. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2019 and 2018, the outstanding principal balance of the credit facility including letters of credit was $12.3 million and $14.5 million, respectively. As of March 31, 2019, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2019 was 5.57% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which were $1.3 million and $2.1 million in the fiscal years ended March 31, 2019 and 2018, respectively. ADS pipe sales to the South American Joint Venture were $1.2 million and $0.4 million in the fiscal years ended March 31, 2019 and 2018, respectively.

BaySaver - BaySaver Technologies LLC (“BaySaver”) was a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. During the third quarter, ADS purchased the remaining 35% ownership interest in BaySaver for a purchase price of $8.8 million. The purchase of the remaining 35% ownership interest was reflected as a

Advanced Drainage Systems, Inc.

reduction in the Redeemable noncontrolling interest in subsidiary in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows. Additionally, resulting from this transaction, the Company recorded a non-cash adjustment to deferred taxes. BaySaver is now a wholly-owned subsidiary of ADS.

Tigre-ADS USA - Tigre-ADS USA was a joint venture established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. ADS owned 49% of the outstanding shares of capital stock of Tigre-ADS USA. The joint venture represented a continuation of the existing activities of Tigre-ADS USA through its Janesville, Wisconsin manufacturing facility. In April 2018, the Company and the joint venture partner agreed to exchange the Company’s shares of Tigre-ADS USA for a release from the existing debt guarantees. Following the exchange, the Company no longer has an interest in Tigre-ADS USA. Following the exchange of Tigre-ADS USA shares, the Company still considers Tigre-ADS USA a related party as a result of the Company’s joint venture in the South American Joint Venture discussed above.

ADS purchased $0.3 million, $2.0 million and $1.6 million of Tigre-ADS USA manufactured products for use in the production of ADS products during fiscal years 2019, 2018 and 2017, respectively.

13.	DEBT

Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018
Secured Bank Loans
Revolving Credit Facility — ADS	$134,400	$171,500
Revolving Credit Facility — ADS Mexicana	—	—
Senior Notes payable	100,000	125,000
Industrial revenue bonds	—	940
Equipment financing	2,427	3,336
Total	236,827	300,776
Unamortized debt issuance costs	(2,293)	(3,028)
Current maturities	(25,932)	(26,848)
Long-term debt obligations	$208,602	$270,900

Long-term Debt Modification

Secured Bank Loans - On June 22, 2017, the Company and certain of its subsidiaries, as guarantors (collectively, the “Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with PNC Bank, National Association (“PNC”), as administrative agent (in such capacity, the “Agent”), and various financial institutions party thereto (together with PNC, collectively, the “Lenders”), pursuant to which the Lenders have committed to provide the Company a $550.0 million revolving credit facility (with an option to increase such revolving credit facility or incur new term loans in an agreement amount of up to $150.0 million) subject to the terms and conditions in the Credit Agreement. The Credit Agreement amends and restates the Amended and Restated Credit Agreement dated as of June 12, 2013, as amended, among the Company and certain of its subsidiaries, as guarantors, various financial institutions party thereto, and the Agent. The Secured Bank Loans are secured by a lien on a significant majority of the Company’s assets. Letters of credit outstanding at March 31, 2019 amounted to $8.5 million and reduce the availability of the Revolving Credit Facilities. The amount available for borrowing for the Company was $407.1 million at March 31, 2019.

Borrowings under the credit facility will be used for general corporate purposes, including repurchases of stock, repayments of existing indebtedness, repayments of short-term borrowings, working capital requirements, capital expenditures and acquisitions. The interest rates under the Credit Agreement are determined by certain base rates or LIBOR rates, plus an applicable margin based on the Leverage Ratio then

Advanced Drainage Systems, Inc.

in effect. The average interest rate was 3.69% as of March 31, 2019. The Credit Agreement has an expiration date of June 22, 2022.

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

Master Loan and Security Agreement – In June 2016, ADS signed a Master Loan and Security Agreement for Equipment Financing in the U.S. and Canada for an aggregate amount of up to $4.5 million. During fiscal 2017, the Company issued $4.6 million of Equipment Notes with a weighted average fixed interest rate at 2.72%, with the aggregate loan amount during fiscal 2017 reaching a total of $4.2 million, net of principal payments. Each Equipment Note amortizes the principal over five years and is payable monthly. The average interest rate was 2.74% as of March 31, 2019

Secured Bank Loans – Prior to the long-term debt modification in June 2017, the Company had a revolving credit facility with borrowing capacity of $325.0 million for ADS, Inc., a Revolving Credit Facility for ADS Mexicana with borrowing capacity of $12.0 million and a $100.0 million term note. The Company did not modify ADS Mexicana’s borrowing capacity. The ADSM Mexicana revolving credit facility matured on June 22, 2018. There were no borrowings under the Revolving Credit Facility – ADS Mexicana. Refer to “Note 12. Related Party Transactions” for additional information on the Intercompany Note which replaced the Revolving Credit Facility – ADS Mexicana. The average rate was 2.61% at March 31, 2017.

Senior Notes Payable – Prior to the long-term debt modification in June 2017, the Company had an agreement with Prudential Investment Management, Inc. for the issuance of senior promissory notes (“Senior Notes”), for an aggregate amount of up to $100.0 million. During fiscal 2010, the Company issued $75.0 million of Senior Notes with interest fixed at 5.6% and payable quarterly. The rate was subject to an additional

Advanced Drainage Systems, Inc.

200 basis point excess leverage fee if the calculated leverage ratio exceeds 3 to 1 at the end of a fiscal quarter. In July 2013, ADS issued an additional $25.0 million of Senior Notes. Interest for the additional $25.0 million is payable quarterly and is fixed at 4.05%. A principal payment of $25.0 million was made in fiscal 2017, fiscal 2018 and fiscal 2019. Principal payment of $25.0 million will be made in fiscal 2020.

Industrial Revenue Bonds - Between 1996 and 2007, ADS issued industrial revenue bonds for the construction of four production facilities. Two of the bonds were retired during fiscal 2011 and one of the bonds was retired in fiscal 2015. The final bond matured in February 2019, leaving the Company with no current Industrial Revenue Bonds. The Company made principal payments of $0.9 million, $1.9 million and $0.9 million in fiscal year ended March 31, 2019, 2018 and 2017, respectively.

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

Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2019 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$25,932	$963	$532	$134,400	$—	$75,000	$236,827

14.	DERIVATIVE TRANSACTIONS

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

A summary of the fair values for the various derivatives at March 31, 2019 and 2018 is presented below:

	2019
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$127	$62	$(201)	$(82)
Foreign exchange forward contracts	—	—	(60)	—
Interest rate swaps	566	522	—	—

	2018
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$573	$23	$(78)	$(38)
Interest rate swaps	311	2,490	—	—

Advanced Drainage Systems, Inc.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivative contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Net Unrealized Mark to Market Losses (Gains)
(Amounts in thousands)	2019	2018	2017
Interest rate swaps	$1,712	$(2,801)	$(252)
Foreign exchange forward contracts	60	—	—
Diesel fuel option collars	574	(443)	(2,642)
Propylene swaps	—	—	(8,027)
Total net unrealized mark to market losses (gains)	$2,346	$(3,244)	$(10,921)

	Net Realized Losses (Gains)
(Amounts in thousands)	2019	2018	2017
Interest rate swaps	$(329)	$—	$—
Foreign exchange forward contracts	(163)	—	—
Diesel fuel option collars	$(698)	$(476)	$1,893
Propylene swaps	—	—	6,671
Total net realized losses (gains)	$(1,190)	$(476)	$8,564

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such purchase contracts in place at March 31, 2019, the Company has agreed to purchase resin over the period April 2019 through December 2019 at a committed purchase cost of $17.6 million.

Litigation and Other Proceedings

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

Advanced Drainage Systems, Inc.

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

Other Commitments and Contingencies

In March 2019, the Company initiated an internal investigation process, under the guidelines of the Company’s Code of Business Conduct and Ethics, into its consolidated joint venture affiliate ADS Mexicana’s senior management’s ethical and business conduct, as well as compliance of certain products with, along with considerations into Mexican laws and regulations over the last 12 months. The Company has concluded that the current estimate of probable losses resulting from the investigation is not material to our consolidated financial statements, however due to the inherent uncertainties in determining the use, installation application and location of our ADS Mexicana products sold, along with the consideration of Mexican laws and regulations related to warranty and product liability obligations, the Company is unable to determine the maximum potential future losses that may occur, which could be material to the consolidated financial statements.

16.	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”) - The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993. The Plan was funded through a transfer of assets from our tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Within 30 days following the repayment of the ESOP loan, which will occur no later than March 2023, the ESOP committee can direct the shares of redeemable convertible preferred stock owned by the ESOP to be converted into shares of the Company’s common stock. The Plan operates as a tax-qualified leveraged ESOP and was designed to enable eligible employees to acquire stock ownership interest in ADS. Employees of ADS who have reached the age of 18 are generally eligible to participate in the Plan on March 31 after six months of service. Upon retirement, disability, death, or vested terminations, (i) a participant or designated beneficiary may elect to receive the amount in their account attributable to the 1993 transfer of assets from our tax-qualified profit sharing retirement plan in the form of cash or ADS stock with any fractional shares paid in cash; (ii) stock credited to the participants’ ESOP stock account resulting from the ESOP’s loan repayments are distributed in the form of ADS stock, and (iii) amounts credited to the participants’ ESOP cash account are distributed in the form of cash. Upon attainment of age 50 and seven years of participation in the Plan, a participant may elect to diversify specified percentages of the number of shares of ADS stock credited to the participant’s ESOP stock account in compliance with applicable law.

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

Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period are recognized based upon the annual fair value of the shares allocated. Deferred compensation —

Advanced Drainage Systems, Inc.

unearned ESOP shares is relieved at fair value, with any difference between the annual fair value and the carrying value of shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $19.90, $20.00, and $16.80 per share of redeemable convertible preferred stock at March 31, 2019, 2018, and 2017, respectively, resulting in an average annual fair value per share of $19.95, $18.40, and $16.58 per share for the fiscal years ended March 31, 2019, 2018, and 2017, respectively. During the fiscal years ended March 31, 2019, 2018, and 2017, the Company recognized compensation expense of $15.3 million, $11.7 million, and $9.6 million, respectively, related to allocation of ESOP shares to participants.

Required dividends on allocated shares are generally passed through and paid in cash to the participants and required dividends on unallocated shares are paid in cash to the Plan and generally used to service the Plan’s debt.

The ESOP committee directed the Plan trustee to retain dividends on unallocated ADS shares rather than to service the Plan’s debt. In the fiscal years ended March 31, 2019, 2018, and 2017, the Company recognized compensation expense and the trustee retained $3.3 million, $3.2 million and $2.9 million, respectively, for dividends on unallocated ADS shares. These dividends were allocated to participants based on the total shares in their account in relation to total shares allocated at March 31, 2019 and 2018.

Redeemable Convertible Preferred Stock - The Trustee of the Company’s ESOP has the ability to put shares of the redeemable convertible preferred stock to the Company absent a market for the Company’s common stock, and as a result the redeemable convertible preferred stock is classified as Mezzanine equity in the Company’s Consolidated Balance Sheets. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock have a put right to require the Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2019, the applicable redemption value was $0.7818 per share as there were no unpaid cumulative dividends.

Given that the event that may trigger redemption of the Redeemable convertible preferred stock (the listing or quotation on a market more senior than the OTC Bulletin Board) is not solely within the Company’s control, the redeemable convertible preferred stock is presented in the mezzanine equity section of the Consolidated Balance Sheets. As of March 31, 2019, the Company did not adjust the carrying value of the redeemable convertible preferred stock to its redemption value or recognize any changes in fair value as the Company did not consider it probable that the Redeemable convertible preferred stock would become redeemable.

The Redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the liquidation value of $0.7818 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. The 2.5% annual dividend is payable in cash or additional shares of the Redeemable convertible preferred stock. During the first quarter of fiscal 2018, the Board of Directors approved the 2.5% annual dividend to be paid in cash on March 31, 2019 to stockholders of record as of March 15, 2019. The Redeemable convertible preferred stock has a liquidation value of $0.7818 per share that must be paid before any distribution or payment may be made to holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of ADS.

Advanced Drainage Systems, Inc.

Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2019 and 2018, respectively, are summarized in the following table.

(Amounts in thousands)	2019	2018
Quarterly cash dividends	$1,903	$1,713
Annual cash dividends	10	11
Total cash dividends	$1,913	$1,724
Annual stock dividend	134	134
Annual cash dividend	10	11
Total ESOP required dividends	$144	$145
Allocated shares	7,392	7,437
Required dividend per share	0.0195	0.0195
Required dividends	$144	$145

In the fiscal years ended March 31, 2019 and 2018, 0.8 million and 0.6 million shares of redeemable convertible preferred stock, respectively, were allocated to the ESOP participants, including, in addition to the cash dividends, 0.1 million and less than 0.1 million preferred shares allocated as dividends, respectively.

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

The Company accrues a liability from the effective date of the executive’s employment agreement to the date the executive reaches the required retirement age while working for the Company, which is considered the service period for this obligation. The liability is estimated based on each executive’s current base salary and bonus levels. Because the executives vest in the termination payments equally over the relevant service period, the Company recognizes the related compensation expense based on the straight-line method over the service period. If an executive terminates their employment prior to reaching the required retirement age, no payment is required and the previously recorded compensation expense for that executive is reversed and recorded as a benefit to compensation expense in the period the executive terminates employment.

The compensation (benefit) expense recorded related to the executive termination payments for the fiscal years ended March 31, 2019, 2018, and 2017 was $(0.2) million, $1.5 million and $1.1 million, respectively, and is included in General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2019 and 2018, the executive termination payment obligation was $4.3 million and $6.1 million, respectively, and is included in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

Profit-Sharing Plan - The Company has a tax-qualified profit-sharing retirement plan with a 401(k) feature covering substantially all U.S. eligible employees. The Company did not make employer contributions to this plan in the fiscal years ended March 31, 2019, 2018, and 2017. The Company has a defined contribution postretirement benefit plan covering Canadian employees. The Company recognized costs of $0.4 million, $0.7 million and $0.8 million in the fiscal years ended March 31, 2019, 2018, and 2017.

17.	STOCK-BASED COMPENSATION

The Company has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Stock-based compensation expense is recorded in General and administrative expenses, Selling expenses and Cost of goods sold in the Consolidated Statements of Operations.

Advanced Drainage Systems, Inc.

The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018, and 2017:

(Amounts in thousands)	2019	2018	2017
Component of income before income taxes:
Cost of goods sold	$317	$179	$177
Selling expenses	180	105	177
General and administrative expenses	6,035	6,837	7,953
Total stock-based compensation expense	$6,532	$7,121	$8,307

The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2019, 2018, and 2017:

(Amounts in thousands)	2019	2018	2017
Stock-based compensation expense:
Liability-classified stock options	$—	$—	$4,936
Equity-classified stock options	2,550	4,148	108
Restricted stock	2,064	1,741	1,945
Performance-based restricted stock units	869	—	—
Non-employee director	1,049	1,232	1,318
Total stock-based compensation expense	$6,532	$7,121	$8,307

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

The following table summarizes the assumptions used in estimating the fair value of stock options:

	2019	2018	2017
Common stock price	$25.75 - $27.99	$19.35 - $22.95	$18.70 - $28.17
Expected stock price volatility	30.3% - 31.1%	32.1% - 35.6%	29.6% - 33.0%
Risk-free interest rate	2.9% - 3.1%	1.9% - 2.2%	0.9% - 1.9%
Weighted-average expected option life (years)	6.0	5.6 - 6.0	0.5 - 5.1
Dividend yield	1.1% - 1.2%	1.1% - 1.5%	0.9%

2000 and 2013 Stock Options Plans

Equity classified stock option awards are measured based on the grant date estimated fair value of each award. Compensation expense for stock options is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.

2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) provided for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provided for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2019.

The stock option activity for the fiscal year ended March 31, 2019 is summarized as follows:

Advanced Drainage Systems, Inc.

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	135	$13.85	4.8
Granted	—	—	—
Exercised	(53)	12.64	—
Forfeited	—	—	—
Outstanding at end of year	82	14.64	4.3
Vested at end of year	28	12.56	3.1
Unvested at end of year	54	15.74	5.0
Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2019:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	54	$6.76
Granted	—	—
Vested	—	—
Forfeitures	—	—
Unvested at end of year	54	$6.76

As of March 31, 2019, there was a total of $0.2 million of unrecognized compensation expense related to unvested stock option awards under the 2000 plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 2.3 years.

No options vested or were granted during the fiscal years ended March 31, 2019, 2018, and 2017. The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2019 was $0.9 million and $0.4 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2019, 2018, and 2017 were $0.8 million, $0.5 million and $3.7 million, respectively.

2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) provided for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provided for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2019.

The stock option activity for the fiscal year ended March 31, 2019 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	1,502	$16.27	5.9
Granted	—	—	—
Exercised	(368)	14.57	—
Forfeited	(14)	17.31	—
Outstanding at end of year	1,120	16.81	4.9
Vested at end of year	999	15.91	4.6
Unvested at end of year	121	24.17	7.0
Fair value of options granted during the year		$—

Advanced Drainage Systems, Inc.

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2019:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	439	$8.42
Granted	—	—
Vested	(305)	8.63
Forfeited	(13)	8.77
Unvested at end of year	121	$7.68

As of March 31, 2019, there was a total of $0.8 million of unrecognized compensation expense related to unvested stock option awards under the 2013 Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.1 years.

The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2019 was $10.0 million and $9.8 million, respectively. The total fair value of options that vested during the fiscal years ended March 31, 2019, 2018, and 2017 were $2.6 million, $4.7 million, and $3.4 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2019 was $4.4 million.

2008 Restricted Stock Plan

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provided for the issuance of restricted stock awards to certain key employees. The restricted stock generally vest ratably over a five-year period from the original restricted stock grant date, contingent on the employee’s continuous employment by ADS. Under the restricted stock plan, vested shares are considered issued and outstanding. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares.

The fair value of restricted stock is based on the fair value of the Company’s common stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

The Company had no shares available for grant under this plan as of March 31, 2019.

The information about the unvested restricted stock grants as of March 31, 2019 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	101	$22.95
Granted	—	—
Vested	(55)	21.88
Forfeited	(2)	24.20
Unvested at end of year	44	$24.17

The Company expects all restricted stock grants to vest.

At March 31, 2019, there was approximately $0.9 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.1 years. During the fiscal year ended March 31, 2018 and 2017, the weighted average grant date fair value of restricted

Advanced Drainage Systems, Inc.

stock granted was $22.15 and $24.20, respectively. During the fiscal years ended March 31, 2019, 2018, and 2017, the total fair value of restricted stock that vested was $1.4 million, $2.9 million and $1.2 million, respectively.

2017 Omnibus Plan

On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. The 2017 Incentive Plan provides for the issuance of a maximum of 3.5 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 2.7 million shares available for awards as of March 31, 2019. The 2017 Incentive Plan replaces the 2000 Incentive Stock Option Plan, 2008 Restricted Stock Plan, 2013 Stock Option Plan, and 2014 Non-Employee Director Compensation Plan (the “Prior Plans”) and no further grants will be made under the prior plans.

The stock option activity for the fiscal year ended March 31, 2019 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	198	$19.75	9.4
Granted	259	25.82	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of year	457	23.19	8.9
Vested at end of year	69	20.03	8.5
Unvested at end of year	388	23.75	8.9
Fair value of options granted during the year		7.84

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2019:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	198	$5.94
Granted	259	7.84
Vested	(69)	6.03
Forfeited	—	—
Unvested at end of year	388	$7.19

As of March 31, 2019, there was a total of $2.0 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Incentive Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 2.0 years.

Advanced Drainage Systems, Inc.

The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2019 was $1.2 million and $0.4 million, respectively. There were no options that were exercised during the fiscal year ended March 31, 2019.

The information about the unvested restricted stock grants as of March 31, 2019 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	108	$19.91
Granted	134	26.59
Vested	(69)	20.08
Forfeited	(1)	25.75
Unvested at end of year	172	$25.02

At March 31, 2019, there was approximately $2.6 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.8 years. During the fiscal year ended March 31, 2019, the total fair value of restricted stock that vested was $2.0 million. During the fiscal years ended March 31, 2018 and 2017, no restricted stock vested.

The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	—	—
Granted	117	$25.84
Vested	(2)	25.75
Forfeited	—	—
Unvested at end of year	115	$25.85

At March 31, 2019, there was approximately $2.2 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 2.0 years. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. The performance units have a 3-year performance period from April 1, 2018 through March 31, 2021. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied. During the fiscal year ended March 31, 2019, the weighted average grant date fair value of performance units granted was $25.84. During the fiscal year ended March 31, 2019, the total fair value of performance units that vested was $0.1 million. During the fiscal years ended March 31, 2018 and 2017, no performance units vested.

18.     INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2019	2018	2017
United States	$103,559	$72,109	$59,543
Foreign	8,051	4,833	5,288
Total	$111,610	$76,942	$64,831

Advanced Drainage Systems, Inc.

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018	2017
Current:
Federal	$11,575	$17,107	$24,318
State and local	3,998	3,541	4,652
Foreign	2,050	2,242	3,040
Total current tax expense	17,623	22,890	32,010
Deferred:
Federal	11,745	(11,236)	(5,887)
State and local	1,795	(55)	(1,297)
Foreign	(1,114)	(188)	(211)
Total deferred tax expense (benefit)	12,426	(11,479)	(7,395)
Total Income tax expense	$30,049	$11,411	$24,615

For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2019	2018	2017
Federal statutory rate	21.0%	31.5%	35.0%
ESOP stock appreciation	3.2	5.4	4.1
Effect of tax rate of foreign subsidiaries	(0.3)	0.7	1.3
State and local taxes—net of federal income tax benefit	4.6	3.6	4.1
Uncertain tax position change	(1.3)	0.3	(1.1)
Impact of tax reform	—	(19.4)	—
Return to provision - federal and state	(0.2)	(5.0)	1.1
Qualified production activity deduction	—	(2.5)	(3.3)
Closure of Puerto Rico	—	—	(4.2)
Executive compensation	1.1	0.1	—
Credits and incentives	(1.0)	(0.5)	—
Other	(0.2)	0.6	1.0
Effective rate	26.9%	14.8%	38.0%

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

The Company previously recognized the provisional tax impacts related to revaluation of deferred tax assets and liabilities and deemed repatriated earnings and included these amounts in its financial statements for the year ended March 31, 2018. During the year ended March 31, 2019, the Company finalized the accounting for the Tax Act. During the year ended March 31, 2019, the Company did not make any material adjustments to its provisional amounts included in its consolidated financial statements for the year ended March 31, 2018.

The Company recognized a provisional amount for revaluing its deferred tax attributes resulting in a $16.0 million tax benefit that was recorded for the fiscal year ended March 31, 2018. On the basis of revised computations in filing the U.S. federal tax return during the third quarter, the Company recognized an additional measurement-period adjustment of $0.4 million to deferred tax expense for the year ended March

Advanced Drainage Systems, Inc.

31, 2019. A total deferred tax benefit of $15.6 million was recorded. The Company’s accounting for its deferred tax attributes is now complete.

The Company had $26.5 million of undistributed earnings on its foreign subsidiaries subject to the deemed mandatory repatriation. The Company recognized a provisional amount of $5.2 million of income tax expense that was recorded for the fiscal year ended March 31, 2018. After the utilization of existing foreign tax credits, the Company expected to pay additional U.S. federal taxes of approximately $1.0 million as of the fiscal year ended March 31, 2018. On the basis of revised computations in filing the U.S. federal tax return during the third quarter, the Company recognized an additional measurement-period adjustment of $0.6 million to income tax benefit for the year ended March 31, 2019. A total transition tax expense of $4.6 million was recorded. After the utilization of existing foreign tax credits, the Company paid an additional U.S. federal taxes of $0.7 million. The Company’s accounting for the deemed mandatory repatriation tax is now complete.

These undistributed earnings are intended to be reinvested indefinitely with the exception of cash dividends paid by our ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such earnings.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2019	2018
Deferred tax assets:
State income taxes	$1,457	$1,126
ESOP loan repayment	917	891
Receivable and other allowances	1,597	1,696
Inventory	2,404	3,558
Non-qualified stock options	3,324	3,596
Executive termination payments (Note 16)	674	1,299
Worker’s compensation	2,153	732
Other	2,570	2,886
Total deferred tax assets	15,096	15,784
Less: valuation allowance	(281)	(26)
Total net deferred tax assets	14,815	15,758
Deferred tax liabilities:
Intangible assets	1,647	4,254
Property, plant and equipment	53,676	38,181
Goodwill	4,255	3,698
Other	862	1,814
Total deferred tax liabilities	60,440	47,947
Net deferred tax liability	$45,625	$32,189

Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2019	2018
Net non-current deferred tax assets	$338	$115
Net non-current deferred tax liabilities	45,963	32,304

Advanced Drainage Systems, Inc.

Accounting for Uncertain Tax Positions

As of March 31, 2019, The Company had unrecognized tax benefit of $5.7 million, which if resolved favorably, would reduce income tax expense by $5.7 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2019, 2018, and 2017 is as follows:

(Amounts in thousands)	2019	2018	2017
Balance at beginning of year	$7,593	$6,196	$7,998
Tax positions taken in current year	164	81	—
Decreases in tax positions for prior years	(198)	—	(1,786)
Increases in tax positions for prior years	136	5,108	80
Settlements	(200)	—	—
Lapse of statute of limitations	(1,595)	(3,940)	(96)
Foreign translation adjustment	(219)	148	—
Balance at end of year	$5,681	$7,593	$6,196

The short-term portion of the unrecognized tax benefit of $2.6 million at March 31, 2019 is recorded in Other Accrued liabilities on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $1.5 million and $2.1 million at March 31, 2019 and 2018, respectively.

The Company believes that over the next twelve months, it is reasonably possible that up to $2.6 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2016 through March 31, 2019. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2015 through March 31, 2019. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2015 through March 31, 2019.

19.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Holders of certain unvested restricted stock have non-forfeitable rights to dividends when declared on common stock, and holders of redeemable convertible preferred stock participate in dividends on an as-converted basis when declared on common stock. As a result, unvested restricted stock and redeemable convertible preferred stock meet the definition of participating securities, which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders.

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common stockholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. After the effective date of the IPO, management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through March 31, 2019, if dilutive. For purposes of the

Advanced Drainage Systems, Inc.

calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2019, 2018, and 2017, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2019	2018	2017
NET INCOME PER SHARE — BASIC:
Net income attributable to ADS	$77,772	$62,007	32,950
Adjustment for:
Accretion of redeemable noncontrolling interest in subsidiaries	—	—	(1,560)
Dividends paid to redeemable convertible preferred stockholders	(2,047)	(1,858)	(1,646)
Dividends paid to unvested restricted stockholders	(69)	(49)	(73)
Net income available to common stockholders and participating securities	75,656	60,100	29,671
Undistributed income allocated to participating securities	(5,474)	(4,514)	(1,700)
Net income available to common stockholders — Basic	70,182	55,586	27,971
Weighted average number of common shares outstanding — Basic	57,025	55,696	54,919
Net income per common share — Basic	$1.23	$1.00	0.51
NET INCOME PER SHARE — DILUTED:
Net income available to common stockholders — Diluted	70,182	55,586	27,971
Weighted average number of common shares outstanding — Basic	57,025	55,696	54,919
Assumed restricted stock - nonparticipating	39	—	—
Assumed exercise of stock options	547	638	705
Weighted average number of common shares outstanding — Diluted	57,611	56,334	55,624
Net income per common share — Diluted	$1.22	$0.99	0.50
Potentially dilutive securities excluded as anti- dilutive	5,966	6,167	6,228

Advanced Drainage Systems, Inc.

Stockholders’ Equity – During the fiscal year ended March 31, 2018, the Company repurchased 0.4 million shares of common stock at a cost of $7.9 million. The repurchases were made under the Board of Directors’ authorization in February 2017 to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of March 31, 2019, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and may be suspended or terminated at any time at the Company’s discretion.

Treasury Stock Retirement – On November 1, 2017, the Board of Directors resolved to retire 97.7 million shares of Treasury Stock. The retirement of the Treasury Stock resulted in a reclassification of Treasury stock to Paid-In-Capital and did not have an impact on Total Stockholders’ Equity.

20.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2019	2018
Accrued compensation and benefits(1)	$18,108	$17,980
Accrued rebate liability(2)	12,313	12,938
Self-insurance accruals	11,697	12,439
Other	19,783	17,203
Total accrued liabilities	$61,901	$60,560

(1)	Accrued compensation and benefits is primarily comprised of accrued payroll, bonuses and commissions.
(2)	Accrued rebate liability represents the Company’s estimated rebates to be paid to customers.
21.	BUSINESS SEGMENT INFORMATION

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

International

The Company’s International segment manufactures and markets products in certain regions outside of the United States, with a growth strategy focused on Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint-ventures with local

Advanced Drainage Systems, Inc.

partners in Mexico and South America. The Company’s joint venture strategy provides it with local and regional access to new markets such as Brazil, Chile, Argentina, Peru and Colombia. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture, Tigre-ADS, is the primary channel to serve the South American markets. The Company’s International product line includes single wall pipe, N-12 HDPE pipe, and High Performance PP pipe. The Canadian market also sells our broad line of Allied Products, while sales in Latin America are currently concentrated in fittings and Nyloplast.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products in each of the fiscal years ended March 31:

(Amounts in thousands)	2019	2018	2017
Domestic
Pipe	$868,805	$844,875	$794,807
Allied Products	355,326	329,557	307,429
Total domestic	1,224,131	1,174,432	1,102,236
International
Pipe	122,836	119,207	122,724
Allied Products	37,766	36,715	32,301
Total international	160,602	155,922	155,025
Total net sales	$1,384,733	$1,330,354	$1,257,261

The following sets forth certain additional financial information attributable to the reportable segments for the fiscal years ended March 31.

(Amounts in thousands)	2019	2018	2017
Segment Adjusted EBITDA
Domestic	$209,234	$191,629	$175,676
International	22,726	18,601	17,695
Total	$231,960	$210,230	$193,371
Interest expense
Domestic	$18,352	$14,929	$17,049
International	266	333	418
Total	$18,618	$15,262	$17,467
Income tax expense
Domestic	$28,816	$9,199	$21,786
International	1,233	2,212	2,829
Total	$30,049	$11,411	$24,615
Depreciation and amortization
Domestic	$64,450	$66,978	$63,747
International	7,450	8,025	8,608
Total	$71,900	$75,003	$72,355
Equity in net (loss) income of unconsolidated affiliates
Domestic	$—	$(2,427)	$(505)
International	(95)	1,688	(3,803)
Total	$(95)	$(739)	$(4,308)
Capital expenditures
Domestic	$39,647	$39,562	$39,642
International	3,765	2,147	7,034
Total	$43,412	$41,709	$46,676

Advanced Drainage Systems, Inc.

The following sets forth certain additional financial information attributable to the reportable segments as of March 31:

(Amounts in thousands)	2019	2018
Investments in unconsolidated affiliates
International	$10,467	$12,343
Total	$10,467	$12,343
Total identifiable assets
Domestic	$918,806	$904,718
International	128,085	142,822
Eliminations	(4,732)	(4,298)
Total	$1,042,159	$1,043,242

Reconciliation of Segment Adjusted EBITDA to Net income

	2019		2018		2017
(Amounts in thousands)	Domestic	International	Domestic	International	Domestic	International
Net income (loss)	$70,296	$11,170	$57,279	$7,513	$35,118	$790
Depreciation and amortization	64,450	7,450	66,978	8,025	63,747	8,608
Interest expense	18,352	266	14,929	333	17,049	418
Income tax expense	28,816	1,233	9,199	2,212	21,786	2,829
Derivative fair value adjustments	634	—	(443)	—	(10,921)	—
Foreign currency transaction (gains) losses	—	314	—	(1,748)	—	(1,629)
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,823	824	14,248	755	4,793	3,716
Unconsolidated affiliates interest, taxes, depreciation and amortization (a)	—	1,463	1,181	1,511	1,088	1,663
Contingent consideration remeasurement	(6)	—	39	—	(265)	—
Stock-based compensation expense	6,532	—	7,121	—	8,307	—
ESOP deferred stock-based compensation	15,296	—	11,724	—	9,568	—
Executive retirement expense (benefit)	(178)	—	1,473	—	1,092	—
Inventory step up related to PTI acquisition	—	—	—	—	525	—
Bargain purchase gain on PTI acquisition	—	—	—	—	(609)	—
Restatement-related costs (b)	(1,924)	—	4,227	—	24,026	—
Legal settlement	—	—	2,000	—	—	—
Impairment on investment in unconsolidated affiliate(c)	—	—	312	—	—	1,300
Strategic growth and operational improvement initiatives(d)	3,450	—	—	—	—	—
Transaction costs (e)	693	6	1,362	—	372	—
Segment Adjusted EBITDA	$209,234	$22,726	$191,629	$18,601	$175,676	$17,695

Advanced Drainage Systems, Inc.

(a)

Includes the Company’s proportional share of interest, income taxes, depreciation and amortization related to its South American Joint Venture and its former Tigre-ADS USA Joint Venture, which are accounted for under the equity method of accounting.

(b)

Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the restatement of the prior period financial statements as reflected in the fiscal 2015 Form 10-K and fiscal 2016 Form 10-K/A. The benefit recognized in fiscal 2019 is the result of insurance proceeds received in fiscal 2019.

(c)	Represents an other-than-temporary impairment of our investments in the former Tigre-ADS USA joint venture and the South American Joint Venture.
(d)

Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.

(e)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and acquisitions and dispositions.

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2019	2018	2017
Net Sales
North America	$1,366,470	$1,313,917	$1,243,074
Other	18,263	16,437	14,187
Total	$1,384,733	$1,330,354	$1,257,261

(Amounts in thousands)	2019	2018
Long-Lived Assets (a)
North America	$401,276	$401,470
Other	10,467	12,343
Total	$411,743	$413,813

(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
22.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2019	2018	2017
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$15,679	$17,890	$17,273
Income taxes	29,841	24,510	13,525

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2019	2018	2017
Supplemental disclosures of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$134	$134	$134
Purchases of plant, property, and equipment included in accounts payable	1,255	1,258	2,549
ESOP distributions in common stock	8,609	11,566	7,425
Assets acquired and obligation incurred under capital lease	27,602	26,571	26,276
Lease obligation retired upon disposition of leased assets	578	636	390
Reclassification of liability-classified stock options and restricted stock to equity	—	—	4,147
Contribution of net accounts receivable to the South American Joint Venture	—	2,785	—
Payable recorded for business acquisition	—	300	950

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended March 31, 2019 and 2018. In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods.

	Fiscal 2019
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net sales	$272,218	$318,113	$406,555	$387,847
Gross profit	59,504	72,399	95,373	99,691
Net income	1,893	16,550	29,372	33,651
Net income attributable to ADS	1,010	15,812	28,670	32,280
Net (loss) income per share
Basic (1)	$0.01	$0.25	$0.45	$0.51
Diluted (1)	$0.01	$0.25	$0.45	$0.51

	Fiscal 2018
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Net sales	$250,114	$320,832	$401,049	$358,359
Gross profit	48,115	77,826	89,801	86,739
Net (loss) income	(4,856)	33,215	17,959	18,474
Net (loss) income attributable to ADS	(5,703)	32,105	17,863	17,742
Net (loss) income per share
Basic (1)	$(0.11)	$0.52	$0.29	$0.29
Diluted (1)	$(0.11)	$0.51	$0.29	$0.28

(1) The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

Advanced Drainage Systems, Inc.

24.	SUBSEQUENT EVENTS

Dividends on Common Stock - During the first quarter of fiscal 2020, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on June 14, 2019 to stockholders of record at the close of business on June 3, 2019.

Special Dividend – During the first quarter of fiscal 2020, the Board of Directors approved a special dividend of $1.00 per share payable on June 14, 2019 to stockholder of record at the close of business on June 3, 2019. The dividend will be used to pay back a portion of the ESOP loan resulting in approximately 12 million shares of redeemable convertible preferred stock being allocated to ESOP participants. Assuming a preferred share fair value of $21.20, the Company will recognize approximately $245 million in additional stock-based compensation expense. The stock-based compensation expense recognized will vary due to fluctuations in the Company’s stock price through June 30, 2019. This additional expense will be recognized in Cost of goods sold, Selling expenses and General and administrative expenses on the Company’s Consolidated Statement of Operations in the first quarter of fiscal 2020.

Directors Not Standing for Re-Election - On May 22, 2019, Richard A. Rosenthal and Abigail S. Wexner notified the Board of Directors of the Company of their respective decisions not to stand for re-election as directors of the Company at the Company’s 2019 Annual Meeting of Stockholders. The decision by each of Mr. Rosenthal and Ms. Wexner not to stand for re-election was not a result of any disagreement with the Company or the Board of Directors.

* * * * * *

Advanced Drainage Systems, Inc.

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2019,

2018 and 2017 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
2019	$6,826	$1,154	$(65)	$(262)	$7,653
2018	10,431	503	(391)	(3,717)	6,826
2017	7,956	2,940	(13)	(452)	10,431

(1)	Amounts represent the impact of foreign currency translation.
(2)

Amounts includes the release of a $3.0 million allowance related to the South American Joint Venture capital contribution. See “Note 11. Investment in Unconsolidated Affiliates” for additional information.