Form 10-Q
period 2019-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2019-08-01
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 25, 2019, the registrant had 57,844,302 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of July 25, 2019, 304,099 shares of unvested restricted common stock were outstanding and 22,383,938 shares of ESOP, preferred stock, convertible into 17,217,725 shares of common stock, were outstanding. As of July 25, 2019, 75,366,126 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash	$9,357	$8,891
Receivables (less allowance for doubtful accounts of $5,704 and $7,653, respectively)	231,829	186,991
Inventories	230,284	264,540
Other current assets	9,185	6,091
Total current assets	480,655	466,513
Property, plant and equipment, net	396,280	398,891
Other assets:
Goodwill	102,844	102,638
Intangible assets, net	35,733	37,177
Other assets	52,903	36,940
Total assets	$1,068,415	$1,042,159
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$25,939	$25,932
Current maturities of finance lease obligations	22,695	23,117
Accounts payable	106,413	93,577
Other accrued liabilities	76,267	61,901
Accrued income taxes	12,669	1,758
Total current liabilities	243,983	206,285
Long-term debt obligations (less unamortized debt issuance costs of $2,119 and $2,293, respectively)	230,337	208,602
Long-term finance lease obligations	56,368	61,555
Deferred tax liabilities	48,745	45,963
Other liabilities	28,641	19,119
Total liabilities	608,074	541,524
Commitments and contingencies (see Note 11)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,385 and 22,611 shares outstanding, respectively	279,816	282,638
Deferred compensation – unearned ESOP shares	(31,659)	(180,316)
Total mezzanine equity	248,157	102,322
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 58,283 and 57,964 shares issued, respectively; 57,779 and 57,490 shares outstanding, respectively	11,439	11,436
Paid-in capital	501,046	391,039
Common stock in treasury, at cost	(10,162)	(9,863)
Accumulated other comprehensive loss	(24,470)	(25,867)
Retained (deficit) earnings	(278,727)	17,582
Total ADS stockholders’ equity	199,126	384,327
Noncontrolling interest in subsidiaries	13,058	13,986
Total stockholders’ equity	212,184	398,313
Total liabilities, mezzanine equity and stockholders’ equity	$1,068,415	$1,042,159

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2019	2018
Net sales	$413,708	$387,847
Cost of goods sold	307,256	288,156
Cost of goods sold - ESOP special dividend compensation	168,610	—
Gross profit	(62,158)	99,691
Operating expenses:
Selling	26,365	24,165
General and administrative	31,433	21,382
Selling, general and administrative - ESOP special dividend compensation	78,142	—
Loss on disposal of assets and costs from exit and disposal activities	707	1,104
Intangible amortization	1,542	1,984
(Loss) income from operations	(200,347)	51,056
Other expense:
Interest expense	5,264	3,802
Derivative gains and other income, net	(96)	(814)
(Loss) income before income taxes	(205,515)	48,068
Income tax expense	22,370	14,284
Equity in net (income) loss of unconsolidated affiliates	(434)	133
Net (loss) income	(227,451)	33,651
Less: net (loss) income attributable to noncontrolling interest	(1,095)	1,371
Net (loss) income attributable to ADS	(226,356)	32,280
Weighted average common shares outstanding:
Basic	57,576	56,594
Diluted	57,576	57,158
Net (loss) income per share:
Basic	$(4.06)	$0.51
Diluted	$(4.06)	$0.51

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2019	2018
Net (loss) income	$(227,451)	$33,651
Currency translation gain (loss)	1,564	(4,812)
Comprehensive (loss) income	(225,887)	28,839
Less: other comprehensive income (loss) attributable to noncontrolling interest	167	(1,375)
Less: net (loss) income attributable to noncontrolling interest	(1,095)	1,371
Total comprehensive (loss) income attributable to ADS	$(224,959)	$28,843

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net (loss) income	$(227,451)	$33,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,694	17,827
Deferred income taxes	2,191	1,729
Loss on disposal of assets and costs from exit and disposal activities	707	1,104
ESOP and stock-based compensation	7,425	5,580
ESOP special dividend compensation	246,752	—
Amortization of deferred financing charges	174	191
Fair market value adjustments to derivatives	1,789	(625)
Equity in net (income) loss of unconsolidated affiliates	(434)	133
Other operating activities	(2,880)	(1,030)
Changes in working capital:
Receivables	(44,494)	(54,910)
Inventories	34,803	1,040
Prepaid expenses and other current assets	(3,089)	(3,665)
Accounts payable, accrued expenses, and other liabilities	30,653	8,806
Net cash provided by operating activities	62,840	9,831
Cash Flows from Investing Activities
Capital expenditures	(9,723)	(6,874)
Other investing activities	(13)	(109)
Net cash used in investing activities	(9,736)	(6,983)
Cash Flows from Financing Activities
Proceeds from Revolving Credit Facility	137,400	101,400
Payments on Revolving Credit Facility	(115,600)	(93,700)
Payments of notes, mortgages and other debt	—	(230)
Payments on finance lease obligations	(6,047)	(5,885)
Cash dividends paid	(69,641)	(6,141)
Proceeds from exercise of stock options	1,513	3,215
Other financing activities	(258)	(257)
Net cash used in financing activities	(52,633)	(1,598)
Effect of exchange rate changes on cash	(5)	(443)
Net change in cash	466	807
Cash at beginning of period	8,891	17,587
Cash at end of period	$9,357	$18,394
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$535	$952
Cash paid for interest	3,920	4,000
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	296	3,171
Balance in accounts payable for the acquisition of property, plant and equipment	4,364	1,851

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Redeemable Non-controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	—	—	32,280	32,280	1,033	33,313	—	—	—	—	338	338
Other comprehensive income	—	—	—	—	—	(3,437)	—	(3,437)	(1,375)	(4,812)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(497)	(497)	—	(497)	—	—	—	—	—	—
Common stock dividends ($0.08 per share)	—	—	—	—	—	—	(4,545)	(4,545)	—	(4,545)	—	—	—	—	—	—
Dividend paid to non-controlling interest holder	—	—	—	—	—	—	—	—	(735)	(735)	—	—	—	—	(335)	(335)
Allocation of ESOP shares to participants for compensation	—	—	1,625	—	—	—	—	1,625	—	1,625	—	—	(192)	2,396	—	2,396
Exercise of common stock options	217	2	3,215	26	(704)	—	—	2,513	—	2,513	—	—	—	—	—	—
Restricted stock awards	19	1	786	2	(52)	—	—	735	—	735	—	—	—	—	—	—
Stock-based compensation expense	—	—	773	—	—	—	—	773	—	773	—	—	—	—	—	—
ESOP distribution in common stock	241	2	3,908	—	—	—	—	3,910	—	3,910	(313)	(3,910)	—	—	—	(3,910)
Balance at June 30, 2018	57,366	$11,431	$375,215	441	$(9,033)	$(24,684)	$(11,976)	$340,953	$15,586	$356,539	22,987	$287,337	15,027	$(187,772)	$8,474	$108,039
Balance at April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313	22,611	$282,638	14,452	$(180,316)	$—	$102,322
Net loss	—	—	—	—	—	—	(226,356)	(226,356)	(1,095)	(227,451)	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	1,397	—	1,397	167	1,564	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(6,846)	(6,846)	—	(6,846)	—	—	—	—	—	—
Common stock dividends ($1.09 per share)	—	—	—	—	—	—	(63,107)	(63,107)	—	(63,107)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,490	—	—	—	—	2,490	—	2,490	—	—	(248)	3,094	—	3,094
ESOP special dividend compensation	—	—	101,189	—	—	—	—	101,189	—	101,189	—	—	(11,645)	145,563	—	145,563
Exercise of common stock options	114	1	1,667	7	(207)	—	—	1,461	—	1,461	—	—	—	—	—	—
Restricted stock awards	31	—	—	3	(92)	—	—	(92)	—	(92)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,841	—	—	—	—	1,841	—	1,841	—	—	—	—	—	—
ESOP distribution in common stock	174	2	2,820	—	—	—	—	2,822	—	2,822	(226)	(2,822)	—	—	—	(2,822)
Balance at June 30, 2019	58,283	$11,439	$501,046	484	$(10,162)	$(24,470)	$(278,727)	$199,126	$13,058	$212,184	22,385	$279,816	2,559	$(31,659)	$—	$248,157

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2019 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2019 (“Fiscal 2019 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2019 and the results of operations and cash flows for the three months ended June 30, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2019 Form 10-K.

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

Acquisition of Infiltrator Water Technologies - On July 31, 2019, the Company completed its acquisition (the “Acquisition”) of Infiltrator Water Technologies Ultimate Holdings, Inc. (“IWT” or “Infiltrator”). IWT manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The Acquisition will combine the Company's industry leading position in stormwater management with IWT's leading platform in onsite septic waste management. See “Note 15. Subsequent Events” for additional information on the Acquisition.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Leases - In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) which amends the guidance for leases (“ASC 842”). This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for

Advanced Drainage Systems, Inc.

executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted these standards effective April 1, 2019 using the transition method in the July 2018 ASU which does not require adjustments to comparative periods or require modified disclosures for those periods and includes transition relief practical expedients. “Note 4. Leases” for further information on the adoption of the new lease ASUs.

Hedge Accounting - In August 2017, the FASB issued an ASU which expanded an entity’s ability to apply hedge accounting for non-financial and financial risk components and provided a simplified approach for fair value hedging of interest rate risk. The standard also refined how entities assess hedge effectiveness. The Company adopted this standard effective April 1, 2019. The new standard did not have an impact on the Condensed Consolidated Financial Statements.

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

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2019 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which concluded during fiscal 2019. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Plant severance	$—	$(35)
Other restructuring activities	—	31
Total 2018 Restructuring Plan activities	$—	$(4)
Loss on other disposals and partial disposals of property, plant and equipment	707	1,108
Total loss on disposal of assets and costs from exit and disposal activities	$707	$1,104

All 2018 Restructuring Plan activities related to the Domestic reporting segment for the three months ended June 30, 2018.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan at June 30, 2019 and 2018 is as follows:

Advanced Drainage Systems, Inc.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$1,696	$3,901
Expenses	—	55
Non-cash expenses	—	(59)
Payments	(598)	(1,074)
Balance at the end of the period	$1,098	$2,823

As of June 30, 2019, the Company had $0.2 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.
3.	REVENUE RECOGNITION

Revenue Disaggregation - The Company disaggregates net sales by geographic region and product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 14. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment.

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
	(In thousands)
Contract asset - product returns	$787	$646
Refund liability	1,698	1,372

Advanced Drainage Systems, Inc.

4.	LEASES

ASC 842 Adoption - The Company adopted the provisions of ASC 842 beginning on April 1, 2019 using the transition methodology in ASC 842 which does not require adjustments to comparative periods or require modified disclosures. The Company elected the transition relief practical expedients. ASC 842 provides lessees with the option of electing an accounting policy, by class of underlying asset, in which the lessee may choose not to separate nonlease components from lease components. The Company elected this practical expedient for leases of certain classes of equipment. The Company also elected the accounting policy to not recognize the right-of-use asset and lease liability for leases with an initial expected term of 12 months or less (“Short-term leases”). The adoption of ASC 842 resulted in the recording of $13.3 million of additional lease liabilities and corresponding right-of-use assets to the beginning balance of the Company’s Condensed Consolidated Balance Sheet. The adoption did not have an impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.

Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have a remaining term of less than one year to 30 years, some of which include options to extend the leases for up to 5 years.

The Company’s lease payments are generally fixed. Certain equipment leases contain residual value guarantees that create a contingent obligation on the part of the Company to compensate the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The calculation is based on the original cost of the transportation equipment, less lease payments made, compared to a percentage of the transportation equipment’s fair market value at the time of sale. All leased units covered by this guarantee have been classified as finance leases and a corresponding finance lease obligation was recorded. Therefore, no contingent obligation is needed.

For all leases with an initial expected term of more than 12 months, the Company recorded, at the adoption date of ASC 842 or lease commencement date for leases entered into after the adoption date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company will utilize its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases, unless the Company can specifically determine the lessor’s implicit rate. The incremental borrowing rate for each is lease is determined based on its term and adjusted for the impacts of collateral.

Lease Expense - The components of lease expense for the three months ended June 30, 2019 was as follows:

(Amounts in thousands)	Income Statement Classification	2019
Operating lease cost
Operating lease expense	Cost of goods sold	$948
Operating lease expense	General and administrative	90
Short-term lease expense	Cost of goods sold	736
Total operating lease cost		$1,774
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	4,554
Amortization of right-of-use assets	General and administrative	356
Interest on lease liabilities	Interest expense	1,159
Total finance lease cost		$6,069

Advanced Drainage Systems, Inc.

Supplemental cash flow information related to leases for the three months ended June 30, 2019 was as follows:

(Amounts in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,038
Operating cash flows from finance leases	1,174
Financing cash flows from finance leases	6,047
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,219
Finance leases	296

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

(Amounts in thousands)	Balance Sheet Classification	2019
Operating leases
Right-of-use assets	Other assets	$13,203
Current lease liabilities	Other accrued liabilities	3,809
Non-current lease liabilities	Other liabilities	9,407
Total operating lease liabilities		$13,216
Finance leases
Right-of-use assets	Property, plant and equipment	106,018
Current lease liabilities	Current maturities of finance lease obligations	22,695
Non-current lease liabilities	Long-term finance lease obligations	56,368
Total finance lease liabilities		$79,063

Weighted average lease term
Operating leases		8.36
Finance leases		11.15
Weighted average discount rate
Operating leases		3.54%
Finance leases		4.98%

The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of June 30, 2019:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$4,154	$26,010
Year 2	3,607	21,732
Year 3	2,362	17,117
Year 4	1,261	10,780
Year 5	842	6,553
Thereafter	4,296	7,528
Total minimum lease payments	$16,522	$89,720
Less: amount representing interest	3,306	10,657
Present value of net minimum lease payments	$13,216	$79,063

Advanced Drainage Systems, Inc.

Disclosures Related to Periods Prior to Adoption of ASC 842

As of March 31, 2019, total contractual obligations for capital and operating leases were as follows:

(Amounts in thousands)	Operating Leases	Capital Leases
2020	$4,159	$26,604
2021	2,924	22,507
2022	1,814	18,064
2023	690	11,721
2024	325	7,143
Thereafter	2,236	8,198
Total minimum lease payments	$12,148	$94,237
Less: amount representing interest	—	9,565
Present value of net minimum lease payments	$12,148	$84,672

5.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	June 30, 2019	March 31, 2019
	(In thousands)
Raw materials	$44,607	$47,910
Finished goods	185,677	216,630
Total inventories	$230,284	$264,540

There were no work-in-process inventories as of the periods presented.

6.	FAIR VALUE MEASUREMENT

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

Advanced Drainage Systems, Inc.

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$151	$—	$151	$—
Total assets at fair value on a recurring basis	$151	$—	$151	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$314	$—	$314	$—
Interest rate swaps	638	—	638	—
Contingent consideration for acquisitions	57	—	—	57
Foreign exchange forward contracts	53	—	53	—
Total liabilities at fair value on a recurring basis	$1,062	$—	$1,005	$57

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$189	$—	$189	$—
Interest rate swaps	1,088	—	1,088	—
Total assets at fair value on a recurring basis	$1,277	$—	$1,277	$—
Liabilities:
Derivative liability - diesel fuel contracts	$283	$—	$283	$—
Foreign exchange contracts	60	—	60	—
Contingent consideration for acquisitions	203	—	—	203
Total liabilities at fair value on a recurring basis	$546	$—	$343	$203

For the three months ended June 30, 2019 and 2018, respectively, there were no transfers in or out of Levels 1, 2 or 3.

Valuation of Contingent Consideration for Acquisitions - The method used to price these liabilities is considered Level 3. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the periods presented were as follows:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$203	$578
Change in fair value	—	2
Payments of contingent consideration liability	(146)	(120)
Balance at the end of the period	$57	$460

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 13. Debt” to the Company’s audited financial statements included in the Fiscal 2019 Form 10-K) were $100.0 million and $100.5 million, respectively, as of June 30, 2019 and $100.0 million and $98.9 million, respectively, at March 31, 2019. The fair value of the Senior Notes was determined

Advanced Drainage Systems, Inc.

based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including debt under the PNC Credit Agreement (as defined below), is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.
7.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Interest rate swap gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in the Condensed Consolidated Statements of Operations in Interest expense. For collars, commodity swaps and foreign currency forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Diesel fuel option collars	$69	$(12)
Interest rate swaps	1,726	(613)
Foreign exchange forward contracts	(7)	—
Total net unrealized mark-to-market loss (gains)	$1,788	$(625)
Diesel fuel option collars	7	(308)
Foreign exchange forward contracts	—	(51)
Interest rate swaps	(166)	(25)
Total net realized gains	$(159)	$(384)

A summary of the fair value of derivatives is included in “Note 6. Fair Value Measurement.” On July 24, 2019, the Company liquidated its interest rate swap, diesel fuel option collars and foreign exchange forward contracts.

8.NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2019	2018
NET INCOME PER SHARE—BASIC:
Net (loss) income attributable to ADS	$(226,356)	$32,280
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(6,841)	(497)
Dividends paid to unvested restricted stockholders	(328)	(15)
Net (loss) income available to common stockholders and participating securities	(233,525)	31,768
Undistributed income allocated to participating securities	—	(2,712)
Net (loss) income available to common stockholders – Basic	$(233,525)	$29,056
Weighted average number of common shares outstanding – Basic	57,576	56,594
Net (loss) income per common share – Basic	$(4.06)	$0.51
NET INCOME PER SHARE—DILUTED:
Net (loss) income available to common stockholders – Diluted	$(233,525)	$29,056
Weighted average number of common shares outstanding – Basic	57,576	56,594
Assumed exercise of stock options	—	564
Weighted average number of common shares outstanding – Diluted	57,576	57,158
Net (loss) income per common share – Diluted	$(4.06)	$0.51
Potentially dilutive securities excluded as anti-dilutive	10,806	6,166

Stockholders’ Equity - The Company did not repurchase any shares of common stock during the three months ended June 30, 2019 and 2018. The Company’s Board of Directors’ in February 2017 authorized the Company to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of June 30, 2019, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During the three months ended June 30, 2019, the Board of Directors approved a special cash dividend of $1.00 per share and a quarterly dividend of $0.09. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Consolidated Statement of Operations. The

Advanced Drainage Systems, Inc.

Company’s ESOP is further described in “Note16. Employee Benefit Plans” to the Company’s audited financial statements included in the Fiscal 2019 Form 10-K.
9.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of June 30, 2019, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of June 30, 2019. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2019 and March 31, 2019, the outstanding principal balances of the credit facility including letters of credit were $12.2 million and $12.3 million, respectively. As of June 30, 2019, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2019 was 5.6% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe sales to ADS and its other related parties, which totaled $0.4 million for the three months ended June 30, 2019, and $0.6 million for the three months ended June 30, 2018. ADS pipe sales to the South American Joint Venture were $0.3 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

Tigre USA - Tigre USA was a joint venture that ADS no longer has an ownership interest in, but the owner is the partner for the South American Joint Venture.

ADS purchased $0.5 million of Tigre USA manufactured products for use in the production of ADS products during the three months ended June 30, 2019 and 2018.

Advanced Drainage Systems, Inc.

10.	DEBT

Long-term debt as of the periods presented consisted of the following:

	June 30, 2019	March 31, 2019
	(In thousands)
Revolving Credit Facility	$156,200	$134,400
Senior Notes payable	100,000	100,000
Equipment financing	2,195	2,427
Total	258,395	236,827
Unamortized debt issuance costs	(2,119)	(2,293)
Current maturities	(25,939)	(25,932)
Long-term debt obligation	$230,337	$208,602

Letters of credit outstanding at June 30, 2019 and March 31, 2019 amounted to $8.4 million and $8.5 million, respectively, and reduce the availability of the existing revolving credit facilities under the Company’s Second Amended and Restated Credit Agreement (the “PNC Credit Agreement”) with PNC Bank, National Association, as administrative agent and various financial institutions thereto.

In July 2019, the Company entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto, and Barclays Bank PLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, joint bookrunners, syndication agents and documentation agents.

On the Closing Date, the Company borrowed under the Credit Agreement to repay the outstanding indebtedness under the PNC Credit Agreement. See “Note 15. Subsequent Events” for additional details on the Credit Agreement and the debt repayment.
11.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments - The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such non-cancelable purchase contracts in place at June 30, 2019, the Company has agreed to purchase resin over the period July 2019 through December 2019 at a committed purchase cost of $11.8 million.

Litigation and Other Proceedings - On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed with the District Court a motion for relief from final judgment and for leave to file an amended complaint, which, the defendants opposed. On July 3, 2019, the District Court denied the plaintiff’s motion. While it is reasonably possible that this matter

Advanced Drainage Systems, Inc.

ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but it could be material.

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

Other Commitments and Contingencies

In March 2019, the Company initiated an internal investigation process, under the guidelines of the Company’s Code of Business Conduct and Ethics, into its consolidated joint venture affiliate ADS Mexicana’s senior management’s ethical and business conduct, as well as compliance of certain products with, along with considerations into, Mexican laws and regulations over the previous 12 months. The Company has recorded an accrual for the current estimate of probable losses resulting from the investigation which is not material to our Condensed Consolidated Financial Statements. However due to the inherent uncertainties in determining the use, installation application and location of our ADS Mexicana products sold, along with the consideration of Mexican laws and regulations related to warranty and product liability obligations, the Company is unable to determine the maximum potential future losses that may occur, which could be material to the Condensed Consolidated Financial Statements.
12.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended June 30, 2019 and 2018, the Company utilized an effective tax rate of (10.9%) and 29.7%, respectively, to calculate its provision for income taxes. Consistent with the three months ended June 30, 2018, state and local income taxes and the Company’s ESOP increased the rate for the three months ended June 30, 2019. Additionally, the effective tax rate for the three months ended June 30, 2019 differed from the federal statutory rate primarily due to a $60.7 million discrete income tax expense. This discrete event related to the 11.6 million shares allocated from the ESOP as a result of the special dividend made on June 14, 2019 and the Company recognizing approximately $246.8 million in additional stock-based compensation expense. Of the total stock-based compensation expense, approximately $237.6 million related to non-deductible stock appreciation. This discrete event reduced the effective tax rate by (29.6%).

Advanced Drainage Systems, Inc.

13.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$112	$62
Selling expenses	56	36
General and administrative expenses	1,673	1,461
Total stock-based compensation expense	$1,841	$1,559

The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$551	$773
Restricted Stock	642	543
Performance Units	372	—
Non-Employee Directors	276	243
Total stock-based compensation expense	$1,841	$1,559

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

Restricted Stock - During the three months ended June 30, 2019, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $3.3 million.

Performance Units - In addition, during the three months ended June 30, 2019, the Company granted 0.1 million performance units, subject to performance and services conditions. The grant date fair value of the performance units was $3.4 million, based on the market price of the Company’s common stock at the date of the grant. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. The performance units have a 3-year performance period from April 1, 2019 through March 31, 2022. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

Advanced Drainage Systems, Inc.

Options - During the three months ended June 30, 2019, the Company granted 0.3 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $2.7 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the three months ended June 30, 2019:

Three Months Ended June 30,
Common stock price	$27.44
Expected stock price volatility	30.9%
Risk-free interest rate	2.3%
Weighted-average expected option life (years)	6.0
Dividend yield	1.3%

14.	BUSINESS SEGMENTS INFORMATION

The Company operates its business in two distinct operating and reportable segments based on the markets it serves: “Domestic” and “International.” The Chief Operating Decision Maker evaluates segment reporting based on Net sales and Segment Adjusted EBITDA. The Company calculates Segment Adjusted EBITDA as net income or loss before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Domestic
Pipe	$262,121	$242,026
Allied Products	112,254	100,472
Total domestic	374,375	342,498
International
Pipe	29,284	34,448
Allied Products	10,049	10,901
Total international	39,333	45,349
Total Net sales	$413,708	$387,847

Advanced Drainage Systems, Inc.

The following sets forth certain additional financial information attributable to the reportable segments for the periods presented:

	Domestic	International	Total
	(In thousands)
For the three months ended June 30, 2019
Net sales	$374,375	$39,333	$413,708
Segment Adjusted EBITDA	74,328	5,968	80,296
Interest expense	5,188	76	5,264
Income tax expense	17,430	4,940	22,370
Depreciation and amortization	14,803	1,891	16,694
Equity in net income of unconsolidated affiliates	—	(434)	(434)
Capital expenditures	8,469	1,254	9,723
For the three months ended June 30, 2018
Net sales	$342,498	$45,349	$387,847
Segment Adjusted EBITDA	68,832	6,311	75,143
Interest expense	3,757	45	3,802
Income tax expense	13,257	1,027	14,284
Depreciation and amortization	15,953	1,874	17,827
Equity in net loss of unconsolidated affiliates	—	133	133
Capital expenditures	5,881	993	6,874

The following sets forth certain additional financial information attributable to the reportable segments as of the periods presented:

	June 30, 2019	March 31, 2019
	(In thousands)
Investments in unconsolidated affiliates
International	$10,891	$10,467
Total	$10,891	$10,467
Total identifiable assets
Domestic	$945,000	$918,806
International	130,300	128,085
Eliminations	(6,885)	(4,732)
Total	$1,068,415	$1,042,159

Advanced Drainage Systems, Inc.

The following reconciles net (loss) income to segment adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,
	2019		2018
	Domestic	International	Domestic	International
	(In thousands)
Reconciliation of Segment Adjusted EBITDA:
Net (loss) income	$(225,291)	$(2,160)	$30,589	$3,062
Depreciation and amortization	14,803	1,891	15,953	1,874
Interest expense	5,188	76	3,757	45
Income tax expense	17,430	4,940	13,257	1,027
Segment EBITDA	(187,870)	4,747	63,556	6,008
Loss on disposal of assets and costs from exit and disposal activities	435	272	1,009	95
ESOP and stock-based compensation expense	7,425	—	5,580	—
ESOP special dividend compensation(a)	246,752	—	—	—
Transaction costs(b)	4,207	38	256	—
Strategic growth and operational improvement initiatives(c)	2,195	—	—	—
Other adjustments(d)	1,184	911	(1,569)	208
Segment Adjusted EBITDA	$74,328	$5,968	$68,832	$6,311

(a)

In the first quarter of fiscal 2020, the Company paid a special cash dividend of $1.00 per share and a quarterly cash dividend of $0.09 per share. The dividends were used to pay back a portion of the ESOP loan resulting in $246.8 million in additional stock-based compensation. See “Note 8. Net Income Per Share and Stockholders’ Equity” for additional information.

(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and potential business or asset acquisitions and dispositions.
(c)

Represents professional fees incurred in connection with the Company’s strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with operational improvement initiatives, which include evaluation of the Company’s manufacturing network and improvement initiatives.

(d)

Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which are accounted for under the equity method of accounting, contingent consideration remeasurement, executive retirement expense (benefit) and restatement related costs. The other adjustments in fiscal 2020 also includes expenses related to the ADS Mexicana’s investigation as described in “Note 11. Commitments and Contingencies”. The other adjustments for fiscal 2019 also includes insurance proceeds received in connection with the Company’s restatement of prior period financial statements as reflected in the Company’s Form 10-K for the fiscal year ended March 31, 2015 and the Form 10-K for the fiscal year ended March 31, 2016, as amended.

15.	SUBSEQUENT EVENTS

Acquisition of Infiltrator - On July 31, 2019 (the “Closing Date”), the Company completed its Acquisition of IWT pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 31, 2019. IWT manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The Acquisition will combine the Company's industry leading position in stormwater management with IWT's leading platform in onsite septic waste management. The Merger Agreement was funded through the new Senior Secured Credit Facilities as further described below.

The following table summarizes the preliminary consideration paid, net of cash acquired. The amounts below are preliminary and are subject to closing adjustments as outlined in the Merger Agreement.

Advanced Drainage Systems, Inc.

(Amounts in thousands)	Amount
Total fair value of consideration transferred	$1,128,489
Less: cash acquired	48,489
Total net cash consideration paid	$1,080,000

The following table summarizes the consideration paid and the preliminary purchase price allocation of the assets acquired and liabilities assumed. Due to the recent closing of the Acquisition, on July 31, 2019, the purchase price allocation for assets acquired and liabilities assumed is preliminary and will be finalized when valuations are complete and final assessments of the fair value of acquired assets and assumed liabilities are completed. Such finalizations may result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the Closing Date), as the Company finalizes the valuations of assets acquired and liabilities assumed.

(Amounts in thousands)	Amount
Cash	$48,489
Total current assets, excluding cash	68,675
Property, plant and equipment, net	82,424
Goodwill	578,709
Intangible assets, net	475,000
Other assets	14,410
Total current liabilities	(26,495)
Deferred tax liabilities	(109,846)
Other liabilities	(2,877)
Total fair value of consideration transferred	$1,128,489

The preliminary goodwill of $578.7 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected revenue synergies, as well as operating efficiencies and cost savings. The Company does not expect any of this goodwill to be deductible for income tax purposes and is assessing the impact of the Acquisition on the Company’s reportable segments.

The preliminary purchase price excludes transaction costs. During the three months ended June 30, 2019, the Company incurred $4.2 million of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. These costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

The identifiable intangible assets recorded in connection with the closing of the Acquisition are based on preliminary valuations include customer relationships, patents and developed technology, and tradename and trademarks totaling $475.0 million. Customer relationships are expected to be amortized using an accelerated method over an estimated useful life of 15 years. Patents and developed technology and tradename and trademarks are expected to be amortized on a straight-line basis over the respective useful lives of 10 and 20 years.

The unaudited pro forma information for the three months ended June 30, 2019 and 2018 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and IWT and the estimated tax impacts thereof. The three months ended June 30, 2019 supplemental pro forma earnings were adjusted to exclude transaction cost of $4.5 million incurred in the three months ended June 30, 2019. The June 30, 2018 supplemental pro forma earnings were adjusted to include these charges and an additional $12.5 million of transaction costs. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the

Advanced Drainage Systems, Inc.

consolidation of IWT. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended June 30,
(Amounts in thousands)	2019	2018
Net sales	$483,944	$450,655
Net loss attributable to ADS	(222,156)	(14,778)

New Senior Secured Credit Facilities - On July 31, 2019, the Company entered into the Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto, and Barclays Bank PLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, joint bookrunners, syndication agents and documentation agents.

The Credit Agreement provides for a term loan facility in an initial aggregate principal amount of up to $1.3 billion (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

On the Closing Date, the Company borrowed under the Credit Agreement which was used to (i) finance the Merger Consideration paid in connection with the closing of the Acquisition, (ii) repay the total outstanding amount as of the Closing Date under the Company’s PNC Credit Agreement, (iii) repay outstanding amounts of existing indebtedness incurred by IWT under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Credit Agreement.

The Term Loan Facility must be repaid in equal quarterly installments commencing on January 1, 2020 and continuing on the first day of each consecutive April, July, October and January thereafter. To the extent not previously paid, all then-outstanding amounts under the Term Loan Facility are due and payable on the maturity date of the Term Loan Facility, which is seven years from the Closing Date. Borrowings under the Revolving Credit Facility are available beginning on the Closing Date and, to the extent not previously paid, all then-outstanding amounts under the Revolving Credit Facility are due and payable on the maturity date of the Revolving Credit Facility, which is five years from the Closing Date.

At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Credit Agreement) or at a Eurocurrency Rate (as defined in the Credit Agreement), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Credit Facility, the applicable margin is based on the Company’s consolidated senior secured net leverage ratio (as defined in the Credit Agreement). All borrowings under the Term Loan Facility used to finance the Merger Consideration as described above initially bear interest at a Eurocurrency Rate applicable to Eurocurrency Loans (as defined in the Credit Agreement) denominated in U.S. Dollars. Beginning 53 days after the Closing Date, the applicable margin for the Term Loan Facility will be increased by 25 basis points every thirty days following the Closing Date until the earlier of (i) the Marketing Commencement Date (as defined in the Credit Agreement) or (ii) 113 days after the Closing Date.

The Company has agreed to secure all of its obligations under the Credit Agreement by granting a first priority lien on substantially all of its assets (subject to certain exceptions and limitations), and each of Stormtech, LLC, Advanced Drainage of Ohio, Inc. and Infiltrator Water Technologies, LLC (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Credit Agreement and to

Advanced Drainage Systems, Inc.

secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s assets (subject to certain exceptions and limitations).

Repayment of Prudential Senior Notes - On July 29, 2019, the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $104.4 million under that certain Second Amended and Restated Private Shelf Agreement, dated as of June 22, 2017 (as amended the “Shelf Note Agreement”) of the Company’s Senior Notes (“Senior Notes”), by and among the Company, as issuer, the guarantors from time to time a party thereto, PGIM, Inc., as a purchaser and the other purchasers from time to time a party thereto (the “Shelf Noteholders”). The Company repaid the outstanding indebtedness under the Shelf Note Agreement using borrowings from the PNC Credit Agreement as in effect as of July 29, 2019. Concurrently with the repayment, the Shelf Noteholders authorized and directed PNC Bank, National Association, in its capacity as Collateral Agent (as defined in the Shelf Note Agreement) to release the security interests and liens securing the Shelf Note Agreement and the Shelf Note Agreement was terminated.

Repayment of PNC Credit Agreement - On the Closing Date, using borrowings of the new Term Loan Facility the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $239.2 million under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the PNC Credit Agreement) securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

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

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2020 refers to fiscal 2020, which is the period from April 1, 2019 to March 31, 2020.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2019 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2019. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

We consolidate our joint ventures for purposes of GAAP, except for our South American Joint Venture.

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

Advanced Drainage Systems, Inc.

Recent Developments

Acquisition of Infiltrator

On July 31, 2019, the Company, Ocean Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), IWT and 2461461 Ontario Limited, entered into Merger Agreement, pursuant to which Merger Sub merged with and into Infiltrator, with Infiltrator continuing as the surviving corporation and a wholly-owned subsidiary of the Company. The closing of the Merger took place simultaneously upon the Closing Date.

The Company paid aggregate purchase price of approximately $1,080.0 million billion in cash in connection with the Merger, net of cash acquired of $48.5 million, subject to certain post-closing purchase price adjustments as described in the Merger Agreement. Each holder of vested and unexercised Infiltrator stock options outstanding as of the Closing Date received cash in an amount equal to per share cash portion of Merger Consideration in excess of the applicable exercise price per share of such options, subject to adjustment. The Company financed the Merger Consideration with borrowings under the Company’s new credit agreement, which replaced the Company’s existing PNC Credit Agreement and Senior Notes, as further described below.

The Merger Agreement contains customary representations, warranties and covenants from Infiltrator, Merger Sub and the Company, which representations and warranties do not survive the consummation of the Merger. The Company has obtained a representation and warranty insurance policy that will provide a source of recourse for breaches of the representations and warranties of Infiltrator contained in the Merger Agreement, subject to a retention amount, exclusions, policy limits and certain other terms and conditions.

New Senior Secured Credit Facilities

On July 31, 2019, the Company entered into the Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto, Barclays Bank PLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners

The Credit Agreement provides for the Term Loan Facility in an initial aggregate principal amount of $1.3 billion, the Revolving Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Facility.

On the Closing Date, the Company borrowed under the Credit Agreement which was used to (i) finance the Merger Consideration paid in connection with the closing of the Merger, (ii) and repay the total outstanding amount as of the Closing Date under the Company’s PNC Credit Agreement, (iii) repay outstanding amounts of existing indebtedness incurred by IWT under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Credit Agreement.

Additional information with regard to the Credit Facility and its terms is set forth in the Company’s Current Report on Form 8-K filed on August 1, 2019 and as set forth below under “Liquidity and Capital Resources.”

Repayment of Prudential Senior Notes

On July 29, 2019, the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $104.4 million under the Shelf Note Agreement, dated as of June 22, 2017, by and among the Company, as issuer, the guarantors from time to time a party thereto, PGIM, Inc., as a purchaser and the other purchasers from time to time a party thereto. The Company repaid the outstanding indebtedness under the Shelf Note Agreement using borrowings from the PNC Credit Agreement with PNC Bank, National Association, as administrative agent, and various financial institutions party thereto as in effect as of July 29, 2019. Concurrently with the repayment, all security interests and liens securing the Shelf Note Agreement were terminated and released, and the Shelf Note Agreement was terminated. Additional information with regard to the Credit Facility and its terms is set forth in the

Advanced Drainage Systems, Inc.

Company’s Current Report on Form 8-K filed on August 1, 2019 and as set forth below under “— Liquidity and Capital Resources.”

Repayment of PNC Credit Agreement

On the Closing Date, using borrowings of the new Term Loan Facility, the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $239.2 under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

Results of Operations

Three months ended June 30, 2019 Compared with three months ended June 30, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended June 30, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended June 30,
	2019	2018
Consolidated Statements of Operations data:
Net sales	100.0%	100.0%
Cost of goods sold	74.3	74.3
Cost of goods sold - ESOP special dividend compensation	40.8	—
Gross profit	(15.0)	25.7
Selling	6.4	6.2
General and administrative	7.6	5.5
Selling, general and administrative - ESOP special dividend compensation	18.9	—
Loss on disposal of assets and costs from exit and disposal activities	0.2	0.3
Intangible amortization	0.4	0.5
(Loss) income from operations	(48.4)	13.2
Interest expense	1.3	1.0
Derivative gains and other income, net	—	(0.2)
(Loss) income before income taxes	(49.7)	12.4
Income tax expense	5.4	3.7
Equity in net (income) loss of unconsolidated affiliates	(0.1)	—
Net (loss) income	(55.0)	8.7
Less: net (loss) income attributable to noncontrolling interest	(0.3)	0.4
Net (loss) income attributable to ADS	(54.7%)	8.3%

Advanced Drainage Systems, Inc.

Net sales - Net sales increased over the comparable period in fiscal 2019.

	For the Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
	(In thousands)
Domestic
Pipe	$262,121	$242,026	$20,095	8.3%
Allied Products	112,254	100,472	11,782	11.7%
Total domestic	374,375	342,498	31,877	9.3%
International
Pipe	29,284	34,448	(5,164)	(15.0%)
Allied Products	10,049	10,901	(852)	(7.8%)
Total international	39,333	45,349	(6,016)	(13.3%)
Total net sales	$413,708	$387,847	$25,861	6.7%

Domestic net sales increased in the three months ended June 30, 2019, over the comparable period in the previous fiscal year. Our domestic pipe sales increase was primarily attributable to a $18.3 million increase in pipe volume and price increases and changes in product mix of $1.2 million. Allied Product sales increased by $11.8 million, or 11.7%.

International net sales decreased $6.0 million, or 13.3%, in the three months ended June 30, 2019 over the comparable period in the previous fiscal year. Our international pipe sales decreased by $5.2 million, or 15.0%, which was primarily attributable to volume decreases. In addition, Allied Product sales decreased $0.9 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $19.1 million, or 6.6%, Cost of goods sold - ESOP special dividend compensation increased by $168.6 million and gross profit decreased by $161.8 million, or 162.4%, in the three months ended June 30, 2019 over the comparable period in the previous fiscal year.

	For the Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
	(In thousands)
Domestic
Net sales	$374,375	$342,498
Cost of goods sold	275,638	251,063	24,575	9.8%
Cost of goods sold - ESOP special dividend compensation	168,610	—	168,610	100.0%
Domestic gross profit	(69,873)	91,435	(161,308)	(176.4%)
International
Net sales	39,333	45,349
Cost of goods sold	31,618	37,093	(5,475)	(14.8%)
International gross profit	7,715	8,256	(541)	(6.6%)
Total gross profit	$(62,158)	$99,691	$(161,849)	(162.4%)

The decrease in domestic gross profit of $161.3 million, or 176.4%, was primarily due to the ESOP special dividend compensation expense from the special dividend of $168.6 million allocated to Cost of goods sold. The decrease in gross profit due to the ESOP special dividend compensation expense was partially offset by the gross profit impact of the increased net sales discussed above. The increase in net sales was partially offset by increased labor and overhead costs of $18.7 million and increased material and transportation costs of $5.9 million.

International gross profit decreased $0.5 million, or 6.6%, in the three months ended June 30, 2019 compared to the same period in the previous fiscal year. The decrease is primarily due to the gross profit impact of the decreased net sales discussed above.

Advanced Drainage Systems, Inc.

Selling expenses - As a percentage of net sales, selling expenses were relatively flat at 6.4% in the three months ended June 30, 2019 compared to 6.2% in three months ended June 30, 2018.

General and administrative expenses - General and administrative expenses for the three months ended June 30, 2019 increased $10.1 million from the prior year period. The increase was primarily due to an increase of $4.0 million in transaction costs, $2.2 million of strategic growth and operational improvement initiatives expenses, $1.7 million of expenses related to our investigation into our consolidated joint venture and partially offset by $1.2 million of insurance proceeds received in fiscal 2019 that did not recur.

Selling, general and administrative expenses - ESOP special dividend compensation - In the first quarter of fiscal 2020, we recorded $78.1 million of ESOP compensation expense due to the special dividend. See “Note 8. Net Income Per Share and Stockholders’ Equity” for additional information on the special dividend.

Loss on disposal of assets and costs from exit and disposal activities - In the three months ended June 30, 2019, we recorded a loss on the sale of property, plant and equipment of approximately $0.7 million. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization remained relatively flat as a percentage of net sales.

Interest expense - Interest expense increased $1.5 million in the three months ended June 30, 2019 compared to the same period in the previous fiscal year, primarily due to a $1.8 million unrealized loss on the interest rate swap.

Derivative gains and other income, net - Derivative gains and other income decreased by $0.7 million for the three months ended June 30, 2019 compared to the same period in the previous fiscal year. The decrease is primarily due to changes in realized and unrealized losses on diesel fuel option collar contracts in fiscal 2019.

Income tax expense - For the three months ended June 30, 2019 and 2018, the effective tax rates were (10.9%) and 29.7%, respectively. The change in the effective tax rate was primarily due to a discrete income tax event related to stock appreciation from the additional ESOP shares allocated. See “Note 12. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates increased by $0.5 million for the three months ended June 30, 2019 as compared to the same period in the previous fiscal year.

Net (loss) income attributable to noncontrolling interest - Net (loss) income attributable to noncontrolling interest decreased by $2.5 million for the three months ended June 30, 2019 to a net loss of $1.1 million compared to a net income of $1.4 million in the same period in the previous fiscal year. The decrease was primarily due to net loss at ADS Mexicana and due to the acquisition of the noncontrolling interest in BaySaver.

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

Adjusted EBITDA is not a GAAP measure of our financial performance and should not be considered as an alternative to net (loss) income as a measure of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Our presentation of adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using adjusted EBITDA as a supplemental measurement. Our measure of adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Net (loss) income	$(227,451)	$33,651
Depreciation and amortization	16,694	17,827
Interest expense	5,264	3,802
Income tax expense	22,370	14,284
EBITDA	(183,123)	69,564
Loss on disposal of assets and costs from exit and disposal activities	707	1,104
ESOP and stock-based compensation expense	7,425	5,580
ESOP special dividend compensation(a)	246,752	—
Transaction costs(b)	4,245	256
Strategic growth and operational improvement initiatives(c)	2,195	—
Other adjustments(d)	2,095	(1,361)
Adjusted EBITDA	$80,296	$75,143

(a)

In the first quarter of fiscal 2020, the Company paid a special dividend of $1.00 per share. The dividend was used to pay back a portion of the ESOP loan resulting in $246.8 million in additional stock-based compensation. See “Note 8. Net Income Per Share and Stockholders’ Equity” for additional information.

(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with the debt refinancing and potential business or asset acquisitions and dispositions.
(c)

Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.

(d)

Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportional share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which are accounted for under the equity method of accounting, contingent consideration remeasurement, executive

Advanced Drainage Systems, Inc.

retirement expense (benefit) and restatement related costs. The other adjustments in fiscal 2020 also includes expenses related to the ADS Mexicana’s investigation as described in “Note 11. Commitments and Contingencies”. The other adjustments for fiscal 2019 also includes insurance proceeds received in connection with the Company’s restatement of prior period financial statements as reflected om the Company’s Form 10-K for the fiscal year ended March 31, 2015 and the Form 10-K for the fiscal year ended March 31, 2016, as amended.

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

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Cash flow from operating activities	$62,840	$9,831
Capital expenditures	(9,723)	(6,874)
Free Cash Flow	$53,117	$2,957

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

As of June 30, 2019, we had $6.9 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

As further described below, on July 29, 2019, we repaid in full all of our indebtedness and other obligations totaling $104.4 under our Shelf Note Agreement by using borrowings from the Company’s existing credit facility under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens securing the Shelf Note Agreement were terminated and released, and the Shelf Note Agreement was terminated.

Thereafter, on the Closing Date, using borrowings of the Term Loan Facility and Revolving Facility, we repaid in full all of our indebtedness and other obligations totaling $239.2 under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

On July 31, 2019, the Company entered into the Credit Agreement with Barclays Bank PLC, as administrative agent and the several lenders from time to time party thereto, pursuant to which the Company borrowed under the Credit Agreement which was used to (i) finance the Merger Consideration for the acquisition of Infiltrator, (ii) repay the total outstanding amount under the existing PNC Credit Agreement, (iii) repay outstanding amounts of existing

Advanced Drainage Systems, Inc.

indebtedness incurred by IWT under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Credit Agreement.

Working Capital and Cash Flows

As of June 30, 2019, we had $469.8 million in liquidity, including $9.4 million of cash, $385.4 million in borrowings available under our existing PNC Credit Agreement net of $8.4 million of outstanding letters of credit, and $75.0 million under the Senior Notes, described below. All outstanding indebtedness under these borrowings were repaid in full in connection with the establishment of the new Credit Agreement, as further described below. We believe that our cash on hand, together with the availability of borrowings under our new Credit Facility and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital decreased to $236.7 million as of June 30, 2019, from $260.2 million as of March 31, 2019. The decrease in working capital is primarily due to a decrease in inventory of $34.3 million, an increase of $27.2 million in accounts payable and other accrued liabilities and an increase in accrued income taxes of $10.9 million. These increases were partially offset by an increase in accounts receivable of $44.8 million. These changes relate to the seasonality of our business.

Operating Cash Flows - Cash flows provided by operating activities for the three months ended June 30, 2019 was $62.8 million as compared with cash provided by operating activities of $9.8 million for the three months ended June 30, 2018. Cash flows from operating activities during the three months ended June 30, 2019 was primarily impacted by changes in working capital.

Investing Cash Flows - During the three months ended June 30, 2019 and 2018, cash used in investing activities was $9.7 million and $7.0 million, respectively. The increase in cash used for investing activities was primarily due to increases in capital expenditures and purchases of property, plant and equipment through financing. Our capital expenditures for the three months ended June 30, 2019 were used primarily for new equipment and facility expansions and upgrades.

Financing Cash Flows - During the three months ended June 30, 2019, cash used in financing activities was $52.6 million due to the special and quarterly dividend payment of $69.6 million and payments on our finance lease obligations of $6.0 million. These uses were partially offset by $21.8 million of net borrowings on our PNC Credit Agreement. During the three months ended June 30, 2018, used in financing activities was $1.6 million due to dividends paid and payments on our finance lease obligations offset by net borrowings on our PNC Credit Agreement.

Capital Expenditures

Capital expenditures totaled $9.7 million and $6.9 million for the three months ended June 30, 2019 and 2018, respectively. Our capital expenditures for the three months ended June 30, 2019 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology.

We currently anticipate that we will make capital expenditures of approximately $55 to $65 million in fiscal year 2020. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2019, there were no material contractual obligations or commitments related to these planned capital expenditures.

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

As disclosed in “Note 16. Employee Benefit Plans” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2019 Form 10-K, redeemable convertible preferred stock can convert to common stock upon retirement, disability, death, or vested terminations over the life of the Plan. As stated above, within 30 days following the repayment of the ESOP loan, all redeemable convertible preferred stock will be converted to common stock, which will be no later than March 2023.

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 30% greater after conversion.

Impact on Net Income - Following the repayment of the ESOP loan discussed above, the Company will no longer be required to apply the two-class method to determine Net income per share. In addition, the Company would not be required to recognize the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred shares allocated.

The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Net (loss) income attributable to ADS	$(226,356)	$32,280
ESOP special dividend compensation	246,752	—
ESOP deferred stock-based compensation	5,584	4,021

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended June 30,
	2019	2018
	(Shares in millions)
Weighted average common shares outstanding	57.6	56.6
Conversion of redeemable convertible shares	17.5	17.9

Financing Transactions

Secured Bank Term Loans - On June 22, 2017, we entered into the PNC Credit Agreement, which amends and restates the original agreement dated as of June 12, 2013, to provide us a $550 million revolving credit facility, which is more fully described in our Fiscal 2019 Form 10-K.

As of June 30, 2019, the outstanding principal drawn on the PNC Credit Agreement was $156.2 million, with $385.4 million available to be drawn on the U.S. facility, net of $8.4 million of outstanding letters of credit. All outstanding indebtedness under the PNC Credit Agreement was repaid in full as of July 30, 2019 in connection with the establishment of the new Senior Secured Credit Facilities with Barclays Bank PLC, as further described below.

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint

Advanced Drainage Systems, Inc.

venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of June 30, 2019 there were no borrowings under the Intercompany Note.

Fiscal 2019 Amendment to the Secured Bank Term Loans - On July 9, 2018, the Company amended the PNC Credit Agreement and the Shelf Note Agreement to amend the definition of Consolidated EBITDA and changed the timing of the quarterly rate adjustments. In addition, the amendment to the PNC Credit Agreement clarified the process of a transition to replace LIBOR which is being phased out.

Senior Notes - On June 22, 2017, we entered into the Shelf Note Agreement to provide for the issuance of secured senior notes to the Shelf Note Lenders from time to time in the aggregate principal amount of up to $175 million, which is more fully described in our Fiscal 2019 Form 10-K. As of June 30, 2019, we have $75 million available for issuance of senior notes under the Shelf Note Agreement. At June 30, 2019, the outstanding principal balance on these notes was $100 million. All outstanding indebtedness under the Shelf Note Agreement was repaid in full as of July 29, 2019, as further described below.

New Senior Secured Credit Facilities - On July 31, 2019, we entered into the Credit Agreement with Barclays Bank PLC, as administrative agent and the several lenders from time to time party thereto. The Credit Agreement provides for up to $1.3 billion as a Term Loan Facility, up to $350 million as a Revolving Facility, up to $50 million as an L/C Facility and up to $50 million, as a sublimit of the Revolving Facility.

On July 31, 2019, the Company borrowed under the Credit Agreement which was used to (i) finance the Merger Consideration paid in connection with the closing of the Merger, (ii) and repay the total outstanding amount as of the Closing Date under the PNC Credit Agreement, (iii) repay outstanding amounts of existing indebtedness incurred by IWT under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Credit Agreement.

The Term Loan Facility must be repaid in equal quarterly installments commencing on January 1, 2020 and continuing on the first day of each consecutive April, July, October and January thereafter. To the extent not previously paid, all then-outstanding amounts under the Term Loan Facility are due and payable on the maturity date of the Term Loan Facility, which is seven years from the Closing Date. Borrowings under the Revolving Facility are available beginning on the Closing Date and, to the extent not previously paid, all then-outstanding amounts under the Revolving Facility are due and payable on the maturity date of the Revolving Facility, which is five years from the Closing Date.

The Credit Agreement includes customary representations, warranties, covenants and events of default.

At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Credit Agreement) or at a Eurocurrency Rate (as defined in the Credit Agreement), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Facility, the applicable margin is based on the Company’s consolidated senior secured net leverage ratio (as defined in the Credit Agreement). All borrowings under the Term Loan Facility used to finance the Merger Consideration as described above initially bear interest at a Eurocurrency Rate (as defined in the Credit Agreement). Beginning 53 days after the Closing Date, the applicable margin for the Term Loan Facility will be increased by 25 basis points every thirty days following the Closing Date until the earlier of (i) the Marketing Commencement Date (as defined in the Credit Agreement) or (ii) 113 days after the Closing Date.

The Company has agreed to secure all of its obligations under the Credit Agreement by granting a first priority lien on substantially all of its assets (subject to certain exceptions and limitations), and each of Stormtech, LLC, Advanced Drainage of Ohio, Inc. and Infiltrator Water Technologies, LLC (together with the Company, the “Guarantors”) has agreed to guarantee the obligations of the Company under the Credit Agreement and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s assets (subject to certain exceptions and limitations).

Advanced Drainage Systems, Inc.

The Credit Agreement requires, if the aggregate amount of outstanding exposure under the Revolving Facility exceeds $122,500,000 at the end of any fiscal quarter, the Company to maintain a consolidated senior secured net leverage ratio (commencing with the fiscal quarter ending March 31, 2020) not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.

The Credit Agreement also includes other covenants, including negative covenants that, subject to certain exceptions, limit the Company’s and its restricted subsidiaries’ (as defined in the Credit Agreement) ability to, among other things: (i) incur additional debt, including guarantees; (ii) create liens upon any of their property; (iii) enter into any merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business; (iv) dispose of assets; (v) pay subordinated debt; (vi) make certain investments; (vii) enter into swap agreements; (viii) engage in transactions with affiliates; (ix) engage in new lines of business; (x) modify certain material contractual obligations, organizational documents, accounting policies or fiscal year; or (xi) create or permit restrictions on the ability of any subsidiary of any Loan Party (as defined in the Credit Agreement) to pay dividends or make distributions to the Company or any of its subsidiaries.

The Credit Agreement also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Credit Agreement); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Credit Agreement.

Covenant Compliance

Our outstanding debt agreements and instruments contain various restrictive covenants including, but not limited to, limitations on additional indebtedness and capital distributions, including dividend payments. The two primary debt covenants of the PNC Credit Agreement and Senior Notes include a Leverage Ratio and an Interest Coverage Ratio maintenance covenant. For any relevant period of determination, the Leverage Ratio is calculated by dividing Total Consolidated Indebtedness (funded debt plus guarantees) by Consolidated EBITDA, as defined by the credit facility. The current upper limit is 4.0 times (or 4.25 as of the date of any acquisitions permitted under the amended agreement for which the aggregate consideration is $100.0 million or greater). The Interest Coverage Ratio is calculated by dividing the sum of Consolidated EBITDA by consolidated interest expense. The current minimum ratio is 3.0 times.

For further information, see “Note 13. Debt” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2019 Form 10-K. We are in compliance with our debt covenants as of June 30, 2019.

Our new Credit Agreement also includes covenants, including negative covenants, as further described above.

Universal Shelf Registration Statement

On August 1, 2019, the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, which has not yet been declared effective. Upon being declared effective, the Registration Statement will register debt securities, common stock, preferred stock, depositary shares, warrants, purchase contracts, units, subscription rights and any combination of the foregoing, for a maximum aggregate offering price of up to $500 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. Once declared effective, the Registration Statement will have a three year term.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 9. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2019, our South American Joint Venture had

Advanced Drainage Systems, Inc.

approximately $12.2 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

With the exception of the accounting pronouncements adopted during fiscal 2020 discussed in “Note 1. Background and Summary of Significant Accounting Policies” and “Note 4. Leases,” there have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2019 Form 10-K.

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

•	uncertainties surrounding the integration of acquisitions and similar transactions, including the recently completed acquisition of Infiltrator and the integration of Infiltrator;
•	our ability to realize the anticipated benefits from the acquisition of Infiltrator;
•	risks that the acquisition of Infiltrator and related transactions may involve unexpected costs, liabilities or delays
•

our ability to continue to convert current demand for concrete, steel and polyvinyl chloride (“PVC”) pipe products into demand for our high performance thermoplastic corrugated pipe and Allied Products;

•	the effect of weather or seasonality;
•	the loss of any of our significant customers;
•	the risks of doing business internationally;
•

our ability to remediate the material weakness in our internal control over financial reporting, including remediation of the control environment for our joint venture affiliate ADS Mexicana, S.A. de C.V. as described in “Item 9A. Controls and Procedures” of our Fiscal 2019 Form 10-K;

•	the risks of conducting a portion of our operations through joint ventures;

Advanced Drainage Systems, Inc.

•

our ability to expand into new geographic or product markets, including risks associated with new markets and products associated with our recent acquisition of Infiltrator; our ability to achieve the acquisition component of our growth strategy;

•	the risk associated with manufacturing processes;
•	our ability to manage our assets;
•	the risks associated with our product warranties;
•	our ability to manage our supply purchasing and customer credit policies;
•	the risks associated with our self-insured programs;
•	our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•	our ability to protect our intellectual property rights;
•	changes in laws and regulations, including environmental laws and regulations;
•	our ability to project product mix;
•	the risks associated with our current levels of indebtedness, including borrowings under our new Credit Agreement;
•

the nature, cost and outcome of any future litigation and other legal proceedings, including any such proceedings related to our acquisition of Infiltrator as may be instituted against the Company and others;

•	fluctuations in our effective tax rate, including from the Tax Cuts and Jobs Act of 2017;
•	changes to our operating results, cash flows and financial condition attributable to the Tax Cuts and Jobs Act of 2017;
•	our ability to meet future capital requirements and fund our liquidity needs;
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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

As previously disclosed in our Fiscal 2019 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon the material weakness identified as of March 31, 2019. See “Item 9A - Controls and Procedures” in our Fiscal 2019 Form 10-K. Our CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2019 Form 10-K was still present as of June 30, 2019 (the “Evaluation Date”). Based on the material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Advanced Drainage Systems, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed with the District Court a motion for relief from final judgment and for leave to file an amended complaint, which, the defendants opposed. On July 3, 2019, the District Court denied the plaintiff’s motion. While it is reasonably possible that this matter ultimately could be decided unfavorably to the Company, the Company is currently unable to estimate the range of the possible losses, but it could be material.

Please see “Note 11. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding legal proceedings.

Item 1A.	Risk Factors

The following risk factors are related to the acquisition of Infiltrator and related financings. Additional important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2019 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2019 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

We may be unable to successfully integrate our and Infiltrator’s businesses in order to realize the anticipated benefits of the acquisition or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Infiltrator with our business. We may be unable to realize the planned synergies from the acquisition or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.

The success of the acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Infiltrator’s business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

•	the costs of integration and compliance and the possibility that the full benefits anticipated to result from our acquisition of Infiltrator will not be realized;

Advanced Drainage Systems, Inc.

•	any delay in the integration of management teams, strategies, operations, products and services;
•	diversion of the attention of each company’s management as a result of our acquisition of Infiltrator;
•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•	the ability to retain key employees;
•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•

the challenge of integrating complex systems, technology, networks and other assets of Infiltrator into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate Infiltrator beyond current estimates; and
•	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the acquisition. These risks are not limited to our acquisition of Infiltrator and could also apply to our future acquisitions.

Uncertainties associated with our acquisition of Infiltrator may cause a loss of management personnel and other key employees, which could adversely affect our future business, operations and financial results.

The acquisition of Infiltrator could disrupt our and Infiltrator’s businesses. We are dependent on the experience and industry knowledge of senior management and other key employees to execute our business plans, which could be disrupted by the unanticipated departure of any key member of our management team or employee base, as well as management or key employees of Infiltrator. Our and Infiltrator’s current and prospective employees may experience uncertainty about their roles within our company, which may have an adverse effect on the ability of each of us to attract or retain key management and other key personnel.

Accordingly, no assurance can be given that we will be able to attract or retain our and Infiltrator’s key management personnel and other key employees to the same extent that our companies have previously been able to attract or retain such employees. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, engineering, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Our results after our acquisition of Infiltrator may suffer if we do not effectively manage our expanded operations following the acquisition.

Following our acquisition of Infiltrator, the size and complexity of our business will increase significantly beyond the current size of either our or Infiltrator’s existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and new types of manufacturing processes and products and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the acquisition or that we will realize the expected benefits currently anticipated from our acquisition of Infiltrator.

The business of Infiltrator may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Infiltrator have achieved or might achieve separately. The business and financial performance of Infiltrator is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that Infiltrator has achieved in the past.

Advanced Drainage Systems, Inc.

The unaudited pro forma financial information related to the acquisition may not accurately reflect our financial position or results of operations.

The unaudited pro forma financial information contained in “Note 15 - Subsequent Events”  to the notes to our unaudited financial statements included in this Quarterly Report and the unaudited pro forma financing information included in our Current Report on Form 8-K dated August 1, 2019, was presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the Merger been completed on the dates indicated. The unaudited pro forma financial information was derived from our audited and unaudited historical financial statements along with those of Infiltrator, and certain adjustments and assumptions were made regarding the combined company after giving effect to the Merger. The assets and liabilities of Infiltrator were measured at fair value based on various preliminary estimates using assumptions that Infiltrator’s management believed to be reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Merger. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our common stock following the Merger.

We borrowed under our new Credit Agreement to finance our acquisition of Infiltrator. Any failure by us to comply with operating and financial restrictions and covenants under the new Credit Facility could result in the accelerated maturity of debt obligations, which could materially and adversely affect our liquidity.

In connection with our acquisition of Infiltrator, we replaced our existing PNC Credit Agreement and Senior Notes with the Senior Secured Credit Facilities under the new Credit Agreement, which was used to finance the acquisition of Infiltrator. The new senior credit facility was provided under the new Credit Agreement that contains numerous restrictive covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required repayments under the Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could create an event of default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in the Credit Agreement may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business. Our ability to comply with covenants contained in the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Item 2.Unregistered Sale of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended June 30, 2019. As of June 30, 2019, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

Item 3.Defaults Upon Senior Securities

None.

Advanced Drainage Systems, Inc.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

4.1*	Advanced Drainage Systems, Inc. Employee Stock Ownership Plan, as amended May 30, 2019.

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2019

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer