Form 10-Q
period 2019-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2019-11-12
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 68,272,550 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of November 5, 2019, 303,257 shares of unvested restricted common stock were outstanding and 22,382,004 shares of ESOP, preferred stock, convertible into 17,216,237 shares of common stock, were outstanding. As of November 5, 2019, 85,792,044 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash	$54,207	$8,891
Receivables (less allowance for doubtful accounts of $5,939 and $7,653, respectively)	250,470	186,991
Inventories	248,914	264,540
Other current assets	10,629	6,091
Total current assets	564,220	466,513
Property, plant and equipment, net	492,017	398,891
Other assets:
Goodwill	669,753	102,638
Intangible assets, net	501,572	37,177
Other assets	67,758	36,940
Total assets	$2,295,320	$1,042,159
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$6,195	$25,932
Current maturities of finance lease obligations	22,555	23,117
Accounts payable	111,450	93,577
Other accrued liabilities	97,979	61,901
Accrued income taxes	3,169	1,758
Total current liabilities	241,348	206,285
Long-term debt obligations (less unamortized debt issuance costs of $2,614 and $2,293, respectively)	1,043,154	208,602
Long-term finance lease obligations	52,746	61,555
Deferred tax liabilities	158,079	45,963
Other liabilities	37,017	19,119
Total liabilities	1,532,344	541,524
Commitments and contingencies (see Note 12)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,383 and 22,611 shares outstanding, respectively	279,785	282,638
Deferred compensation – unearned ESOP shares	(28,565)	(180,316)
Total mezzanine equity	251,220	102,322
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 68,746 and 57,964 shares issued, respectively; 68,262 and 57,490 shares outstanding, respectively	11,545	11,436
Paid-in capital	800,947	391,039
Common stock in treasury, at cost	(10,162)	(9,863)
Accumulated other comprehensive loss	(26,427)	(25,867)
Retained (deficit) earnings	(277,725)	17,582
Total ADS stockholders’ equity	498,178	384,327
Noncontrolling interest in subsidiaries	13,578	13,986
Total stockholders’ equity	511,756	398,313
Total liabilities, mezzanine equity and stockholders’ equity	$2,295,320	$1,042,159

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$495,905	$406,555	$909,613	$794,402
Cost of goods sold	349,381	311,182	656,637	599,338
Cost of goods sold - ESOP special dividend compensation	—	—	168,610	—
Gross profit	146,524	95,373	84,366	195,064
Operating expenses:
Selling	29,971	24,731	56,336	48,896
General and administrative	48,030	21,584	79,463	42,966
Selling, general and administrative - ESOP special dividend compensation	—	—	78,142	—
Loss on disposal of assets and costs from exit and disposal activities	2,004	324	2,711	1,428
Intangible amortization	9,300	1,985	10,842	3,969
Income (loss) from operations	57,219	46,749	(143,128)	97,805
Other expense:
Interest expense	52,332	4,531	57,596	8,333
Derivative loss (gains) and other expense (income), net	175	94	79	(720)
Income (loss) before income taxes	4,712	42,124	(200,803)	90,192
Income tax (benefit) expense	(3,547)	12,194	18,823	26,478
Equity in net (income) loss of unconsolidated affiliates	(203)	558	(637)	691
Net income (loss)	8,462	29,372	(218,989)	63,023
Less: net income (loss) attributable to noncontrolling interest	873	702	(222)	2,073
Net income (loss) attributable to ADS	7,589	28,670	(218,767)	60,950
Weighted average common shares outstanding:
Basic	60,222	56,929	58,906	56,776
Diluted	60,876	57,558	58,906	57,374
Net income (loss) per share:
Basic	$0.10	$0.45	$(3.86)	$0.97
Diluted	$0.10	$0.45	$(3.86)	$0.96

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$8,462	$29,372	$(218,989)	$63,023
Currency translation (loss) gain	(2,310)	2,837	(746)	(1,975)
Comprehensive income (loss)	6,152	32,209	(219,735)	61,048
Less: other comprehensive (loss) income attributable to noncontrolling interest	(353)	996	(186)	(379)
Less: net income (loss) attributable to noncontrolling interest	873	702	(222)	2,073
Total comprehensive income (loss) attributable to ADS	$5,632	$30,511	$(219,327)	$59,354

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net (loss) income	$(218,989)	$63,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,260	35,363
Deferred income taxes	1,127	3,221
Loss on disposal of assets and costs from exit and disposal activities	2,711	1,428
ESOP and stock-based compensation	16,082	11,760
ESOP special dividend compensation	246,752	—
Amortization of deferred financing charges	34,285	387
Inventory step up related to Infiltrator Water Technologies acquisition	5,773	—
Fair market value adjustments to derivatives	996	(901)
Equity in net (income) loss of unconsolidated affiliates	(637)	691
Other operating activities	(3,635)	(1,342)
Changes in working capital:
Receivables	(44,883)	(64,649)
Inventories	57,316	16,378
Prepaid expenses and other current assets	(2,917)	(2,116)
Accounts payable, accrued expenses, and other liabilities	34,470	(5,082)
Net cash provided by operating activities	171,711	58,161
Cash Flows from Investing Activities
Capital expenditures	(25,622)	(19,299)
Acquisition of Infiltrator Water Technologies, net of cash acquired	(1,088,617)	—
Other investing activities	(116)	429
Net cash used in investing activities	(1,114,355)	(18,870)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	1,300,000	—
Payments on Term Loan Facility	(1,300,000)	—
Proceeds from syndication of Term Loan Facility	700,000	—
Proceeds from Senior Notes	350,000	—
Proceeds from Revolving Credit Agreement	177,900	—
Payments on Revolving Credit Agreement	(177,900)	—
Debt issuance costs	(34,606)	—
Proceeds from PNC Credit Agreement	253,900	250,100
Payments on PNC Credit Agreement	(388,300)	(243,400)
Payments on Prudential Senior Notes	(100,000)	(25,000)
Payments on finance lease obligations	(12,375)	(11,619)
Proceeds from common stock offering, net of offering costs	293,648	—
Cash dividends paid	(76,324)	(11,618)
Proceeds from exercise of stock options	2,430	3,473
Other financing activities	(236)	(1,026)
Net cash provided by (used in) financing activities	988,137	(39,090)
Effect of exchange rate changes on cash	(177)	(176)
Net change in cash	45,316	25
Cash at beginning of period	8,891	17,587
Cash at end of period	$54,207	$17,612
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$7,199	$18,331
Cash paid for interest	17,771	8,032
Non-cash operating, investing and financing activities:
Balance in accounts payable for the acquisition of property, plant and equipment	3,669	3,152

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Redeemable Non-controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at July 1, 2018	57,366	$11,431	$375,215	441	$(9,033)	$(24,684)	$(11,976)	$340,953	$15,586	$356,539	22,987	$287,337	15,027	$(187,772)	$8,474	$108,039
Net income	—	—	—	—	—	—	28,670	28,670	208	28,878	—	—	—	—	494	494
Other comprehensive income	—	—	—	—	—	1,841	—	1,841	996	2,837	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(478)	(478)	—	(478)	—	—	—	—	—	—
Common stock dividends ($0.08 per share)	—	—	—	—	—	—	(4,585)	(4,585)	—	(4,585)	—	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	1,972	—	—	—	—	1,972	—	1,972	—	—	(191)	2,396	—	2,396
Exercise of common stock options	25	—	258	—	—	—	—	258	—	258	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	(2)	—	—	(2)	—	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,812	—	—	—	—	1,812	—	1,812	—	—	—	—	—	—
ESOP distribution in common stock	134	2	2,218	—	—	—	—	2,220	—	2,220	(177)	(2,220)	—	—	—	(2,220)
Balance at September 30, 2018	57,525	$11,433	$381,475	441	$(9,035)	$(22,843)	$11,631	$372,661	$16,790	$389,451	22,810	$285,117	14,836	$(185,376)	$8,968	$108,709
Balance at April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	—	—	60,950	60,950	1,241	62,191	—	—	—	—	832	832
Other comprehensive income	—	—	—	—	—	(1,596)	—	(1,596)	(379)	(1,975)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(975)	(975)	—	(975)	—	—	—	—	—	—
Common stock dividends ($0.16 per share)	—	—	—	—	—	—	(9,130)	(9,130)	—	(9,130)	—	—	—	—	—	—
Dividend paid to non-controlling interest holder	—	—	—	—	—	—	—	—	(735)	(735)	—	—	—	—	(335)	(335)
Allocation of ESOP shares to participants for compensation	—	—	3,597	—	—	—	—	3,597	—	3,597	—	—	(383)	4,792	—	4,792
Exercise of common stock options	242	2	3,473	26	(704)	—	—	2,771	—	2,771	—	—	—	—	—	—
Restricted stock awards	19	1	—	2	(54)	—	—	(53)	—	(53)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,371	—	—	—	—	3,371	—	3,371	—	—	—	—	—	—
ESOP distribution in common stock	375	4	6,126	—	—	—	—	6,130	—	6,130	(490)	(6,130)	—	—	—	(6,130)
Balance at September 30, 2018	57,525	$11,433	$381,475	441	$(9,035)	$(22,843)	$11,631	$372,661	$16,790	$389,451	22,810	$285,117	14,836	$(185,376)	$8,968	$108,709

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at July 1, 2019	58,283	$11,439	$501,046	484	$(10,162)	$(24,470)	$(278,727)	$199,126	$13,058	$212,184	22,385	$279,816	2,559	$(31,659)	$248,157
Net income	—	—	—	—	—	—	7,589	7,589	873	8,462	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(1,957)	—	(1,957)	(353)	(2,310)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,349)	(1,349)	—	(1,349)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(5,238)	(5,238)	—	(5,238)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,392	—	—	—	—	2,392	—	2,392	—	—	(247)	3,094	3,094
Exercise of common stock options	54	1	763	—	—	—	—	764	—	764	—	—	—	—	—
Restricted stock awards	57	1	—	—	—	—	—	1	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	3,171	—	—	—	—	3,171	—	3,171	—	—	—	—	—
ESOP distribution in common stock	2	—	31	—	—	—	—	31	—	31	(2)	(31)	—	—	(31)
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648	—	—	—	—	—
Balance at September 30, 2019	68,746	11,545	800,947	484	(10,162)	(26,427)	(277,725)	498,178	13,578	511,756	22,383	$279,785	2,312	$(28,565)	$251,220
Balance at April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313	22,611	$282,638	14,452	$(180,316)	$102,322
Net loss	—	—	—	—	—	—	(218,767)	(218,767)	(222)	(218,989)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(560)	—	(560)	(186)	(746)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(8,195)	(8,195)	—	(8,195)	—	—	—	—	—
Common stock dividends ($1.18 per share)	—	—	—	—	—	—	(68,345)	(68,345)	—	(68,345)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,882	—	—	—	—	4,882	—	4,882	—	—	(495)	6,188	6,188
ESOP special dividend compensation	—	—	101,189	—	—	—	—	101,189	—	101,189	—	—	(11,645)	145,563	145,563
Exercise of common stock options	168	2	2,430	7	(207)	—	—	2,225	—	2,225	—	—	—	—	—
Restricted stock awards	88	1	—	3	(92)	—	—	(91)	—	(91)	—	—	—	—	—
Stock-based compensation expense	—	—	5,012	—	—	—	—	5,012	—	5,012	—	—	—	—	—
ESOP distribution in common stock	176	2	2,851	—	—	—	—	2,853	—	2,853	(228)	(2,853)	—	—	(2,853)
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648	—	—	—	—	—
Balance at September 30, 2019	68,746	11,545	800,947	484	(10,162)	(26,427)	(277,725)	498,178	13,578	511,756	22,383	$279,785	2,312	$(28,565)	$251,220

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

On July 31, 2019, the Company completed its acquisition (the “Acquisition”) of Infiltrator Water Technologies Ultimate Holdings, Inc. (“Infiltrator Water Technologies”). Infiltrator Water Technologies is a leading national provider of plastic leach field chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator Water Technologies’ products are used in on-site septic wastewater treatment systems in the United States and Canada. Infiltrator Water Technologies manufactures and sells StormTech and ARC Septic Chambers to certain entities affiliated with ADS. See “Note 3. Acquisitions” for additional information on the Acquisition.

The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies and International. The Company also reports its Allied Products and all other business segments as Allied Products and Other.

Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2019 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2019 (“Fiscal 2019 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2019 and the results of operations and cash flows for the three and six months ended September 30, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2019 Form 10-K.

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

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Leases - In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) which amends the guidance for leases (“ASC 842”). This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve

Advanced Drainage Systems, Inc.

months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted these standards effective April 1, 2019 using the transition method in the July 2018 ASU which does not require adjustments to comparative periods or require modified disclosures for those periods and includes transition relief practical expedients. “Note 5. Leases” for further information on the adoption of the new lease ASUs.

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

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which concluded during fiscal 2019. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Accelerated depreciation	$—	$430	$—	$430
Plant severance	—	118	—	83
Product optimization	—	303	—	303
Other restructuring activities	—	171	—	202
Total 2018 Restructuring Plan activities	$—	$1,022	$—	$1,018
Loss (gain) on other disposals and partial disposals of property, plant and equipment	444	(698)	1,151	410
Acquisition related severance costs	1,560	—	1,560	—
Total loss on disposal of assets and costs from exit and disposal activities	$2,004	$324	$2,711	$1,428

Approximately $0.7 million of the Total 2018 Restructuring Plan activities related to the Pipe reporting segment for the three and six months ended September 30, 2018, respectively. There was $0.3 million of the

Advanced Drainage Systems, Inc.

Total 2018 Restructuring Plan activities related to the International reporting segment for the three and six months ended September 30, 2018.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan at September 30, 2019 and 2018 is as follows:

	Six Months Ended September 30,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$1,696	$3,901
Expenses	—	214
Non-cash expenses	—	59
Payments	(842)	(1,867)
Balance at the end of the period	$854	$2,307

As of September 30, 2019, the Company had $0.2 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.
3.	ACQUISITIONS

Acquisition of Infiltrator Water Technologies - On July 31, 2019 (the “Closing Date”), the Company completed its Acquisition of Infiltrator Water Technologies pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 31, 2019. Infiltrator Water Technologies manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The total fair value of consideration transferred was $1,146.0 million. The Merger Agreement was funded through the new Senior Secured Credit Facilities as further described in “Note 11. Debt”. The results of operations of Infiltrator Water Technologies are included in the Condensed Consolidated Statements of Operations after July 31, 2019.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the assets acquired and liabilities assumed. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the Closing Date), as the Company continues to finalize the valuations of assets acquired and liabilities assumed. Such finalizations may result in material changes from the preliminary purchase price allocations.

(Amounts in thousands)	Amount
Cash	$57,375
Total current assets, excluding cash	75,847
Property, plant and equipment, net	98,860
Goodwill	567,034
Intangible assets, net	475,000
Other assets	14,366
Total current liabilities	(22,756)
Deferred tax liabilities	(109,926)
Other liabilities	(9,274)
Total fair value of consideration transferred	$1,146,526

The fair value of consideration transferred includes $6.0 million of Infiltrator Water Technologies payable to the Company and $6.6 million of Infiltrator Water Technologies receivable due from the Company.

Advanced Drainage Systems, Inc.

The goodwill of $567.0 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected revenue synergies, as well as operating efficiencies and cost savings. The goodwill is not deductible for tax purposes and is assigned to the Infiltrator Water Technologies segment.

Of the $109.9 million of preliminary purchase price allocated to deferred tax liabilities, $59.8 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $59.8 million, $55.7 million was attributed to intangible assets.  See “Note 13. Income Taxes” for additional information.

The purchase price excludes transaction costs. During the three and six months ended September 30, 2019, the Company incurred $16.6 million and $20.8 million, respectively, of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. The Company estimates approximately $7.3 million of transaction costs during the six months ended September 30, 2019 were not deductible for tax purposes. These costs are included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income.

The identifiable intangible assets recorded in connection with the closing of the Acquisition are based on valuations including customer relationships, patents and developed technology, and tradename and trademarks totaling $475.0 million. Customer relationships are amortized using an accelerated method over an estimated useful life of 15 years. Patents and developed technology and tradename and trademarks are on a straight-line basis over the respective useful lives of 10 and 20 years.

(Amounts in thousands)	Preliminary fair value	Estimated useful lives
Customer relationships	$270,000	15 years
Patents and developed technology	140,000	10 years
Tradename and trademarks	65,000	20 years
Total identifiable intangible assets	$475,000

The net sales and income before taxes of Infiltrator Water Technologies since the acquisition are included in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 were $52.7 million and $6.9 million, respectively.

The unaudited pro forma information for the three and six months ended September 30, 2019 and 2018 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator Water Technologies and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator Water Technologies. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net sales	$512,072	$466,484	$996,016	$917,533
Net income (loss) attributable to ADS	45,494	30,374	(170,777)	6,020

Advanced Drainage Systems, Inc.

4.	REVENUE RECOGNITION

Revenue Disaggregation - The Company disaggregates net sales by Domestic, International and Infiltrator Water Technologies and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 15. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment.

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
	(In thousands)
Contract asset - product returns	$1,069	$646
Refund liability	2,429	1,372

5.	LEASES

ASC 842 Adoption - The Company adopted the provisions of ASC 842 beginning on April 1, 2019 using the transition methodology in ASC 842 which does not require adjustments to comparative periods or require modified disclosures. The Company elected the transition relief practical expedient package as described in ASC 842-10-65-1. ASC 842 provides lessees with the option of electing an accounting policy, by class of underlying asset, in which the lessee may choose not to separate nonlease components from lease components. The Company elected this practical expedient for leases of certain classes of equipment, including forklifts and fleet tractors and trailers. The Company also elected the accounting policy to not recognize the right-of-use asset and lease liability for leases with an initial expected term of 12 months or less (“Short-term leases”). The adoption of ASC 842 resulted in the recording of $13.3 million of additional lease liabilities and right-of-use assets to the beginning balance of the Company’s Condensed Consolidated Balance Sheet. Infiltrator Water Technologies adopted ASC 842 on July 31, 2019 using the same methodology and policy elections taken by the Company on April 1, 2019. The Infiltrator Water Technologies adoption of ASC 842 resulted in the recording of $11.2 million of additional lease liabilities and corresponding right-of-use assets to the beginning balance of the Company’s Condensed Consolidated Balance Sheet as of September 30, 2019. The adoption did not have an impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.

Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have a remaining term of less than one year to 30 years. A portion of the Company’s yard leases include an option to extend the leases for up to 5 years. The Company has included renewal options which are reasonably certain to be excised in its right-of-use asset and lease liability.

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

Advanced Drainage Systems, Inc.

For all leases with an initial expected term of more than 12 months, the Company recorded, at the adoption date of ASC 842 or lease commencement date for leases entered into after the adoption date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company will utilize its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases, unless the Company can specifically determine the lessor’s implicit rate. The incremental borrowing rate for each lease is determined based on the Company’s credit rating, adjusted for the impacts of collateral, and the lease term.

Lease Cost - The components of lease cost for the three and six months ended September 30, 2019 was as follows:

(Amounts in thousands)	Income Statement Classification	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost
Operating lease cost	Cost of goods sold	$1,179	$2,127
Operating lease cost	General and administrative	399	489
Short-term lease cost	Cost of goods sold	588	1,324
Total operating lease cost		$2,166	$3,940
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	5,345	9,899
Amortization of right-of-use assets	General and administrative	361	717
Interest on lease liabilities	Interest expense	1,168	2,327
Total finance lease cost		$6,874	$12,943

Supplemental cash flow information related to leases for the six months ended September 30, 2019 was as follows:

(Amounts in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,616
Operating cash flows from finance leases	2,434
Financing cash flows from finance leases	12,375
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,774
Finance leases(a)	1,469

Advanced Drainage Systems, Inc.

(a)	The Company acquired $11.9 million of property, plant and equipment under finance leases in the six months ended September 30, 2018.

Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

(Amounts in thousands)	Balance Sheet Classification	2019
Operating leases
Right-of-use assets	Other assets	$24,010
Current lease liabilities	Other accrued liabilities	6,604
Non-current lease liabilities	Other liabilities	17,340
Total operating lease liabilities		$23,944
Finance leases
Right-of-use assets	Property, plant and equipment	102,948
Current lease liabilities	Current maturities of finance lease obligations	22,555
Non-current lease liabilities	Long-term finance lease obligations	52,746
Total finance lease liabilities		$75,301

Weighted average lease term
Operating leases		7.18
Finance leases		10.88
Weighted average discount rate
Operating leases		3.53%
Finance leases		4.96%

The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of September 30, 2019:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$7,443	$25,926
Year 2	6,012	21,258
Year 3	3,742	15,777
Year 4	2,409	9,722
Year 5	1,663	5,740
Thereafter	6,719	6,525
Total minimum lease payments	$27,988	$84,948
Less: amount representing interest	4,044	9,647
Present value of net minimum lease payments	$23,944	$75,301

Advanced Drainage Systems, Inc.

Disclosures Related to Periods Prior to Adoption of ASC 842

As of March 31, 2019, total contractual obligations for capital and operating leases were as follows:

(Amounts in thousands)	Operating Leases	Capital Leases
2020	$4,159	$26,604
2021	2,924	22,507
2022	1,814	18,064
2023	690	11,721
2024	325	7,143
Thereafter	2,236	8,198
Total minimum lease payments	$12,148	$94,237
Less: amount representing interest	—	9,565
Present value of net minimum lease payments	$12,148	$84,672

6.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	September 30, 2019	March 31, 2019
	(In thousands)
Raw materials	$60,243	$47,910
Finished goods	188,671	216,630
Total inventories	$248,914	$264,540

There were no work-in-process inventories as of the periods presented.

7.	FAIR VALUE MEASUREMENT

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

Advanced Drainage Systems, Inc.

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$20	$—	$20	$—
Total assets at fair value on a recurring basis	$20	$—	$20	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$81	$—	$81	$—
Total liabilities at fair value on a recurring basis	$81	$—	$81	$—

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$189	$—	$189	$—
Interest rate swaps	1,088	—	1,088	—
Total assets at fair value on a recurring basis	$1,277	$—	$1,277	$—
Liabilities:
Derivative liability - diesel fuel contracts	$283	$—	$283	$—
Foreign exchange contracts	60	—	60	—
Contingent consideration for acquisitions	203	—	—	203
Total liabilities at fair value on a recurring basis	$546	$—	$343	$203

For the six months ended September 30, 2019 and 2018, respectively, there were no transfers in or out of Levels 1, 2 or 3.

Valuation of Contingent Consideration for Acquisitions - The method used to price these liabilities is considered Level 3. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the periods presented were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at the beginning of the period	$57	$460	$203	$578
Change in fair value	40	7	40	9
Payments of contingent consideration liability	(17)	(142)	(163)	(262)
Balance at the end of the period	$80	$325	$80	$325

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 11. Debt”) were $350.0 million and $355.3 million, respectively, as of September 30, 2019. The fair value of the Senior Notes was determined based on a quoted market data for the Company’s Senior Notes. The categorization of the framework used to evaluate the Senior Notes is considered Level 2.

The carrying and fair value of the Company’s Prudential Senior Notes (as defined below and further discussed in “Note 13. Debt” to the Company’s audited financial statements included in the Fiscal 2019 Form 10-K)

Advanced Drainage Systems, Inc.

were zero at September 30, 2019, and $100.0 million and $98.9 million, respectively, at March 31, 2019. The fair value of the Prudential Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including debt under the Term Loan Facility and PNC Credit Agreement (as defined below), is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.
8.	DERIVATIVE TRANSACTIONS

The Company uses commodity options in the form of collars and swaps, and has previously used interest rate swaps and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Interest rate swap gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in the Condensed Consolidated Statements of Operations in Interest expense. For collars, commodity swaps and foreign currency forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Diesel fuel option collars	$7	$154	$76	$142
Interest rate swaps	—	(430)	1,726	(1,043)
Foreign exchange forward contracts	—	—	(7)	—
Total net unrealized mark-to-market (gains) loss	$7	$(276)	$1,795	$(901)
Diesel fuel option collars	150	(266)	157	(574)
Foreign exchange forward contracts	102	(39)	102	(90)
Interest rate swaps	710	(67)	544	(92)
Total net realized loss (gains)	$962	$(372)	$803	$(755)

A summary of the fair value of derivatives is included in “Note 7. Fair Value Measurement.”
9.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
NET INCOME PER SHARE—BASIC:
Net income (loss) attributable to ADS	$7,589	$28,670	$(218,767)	$60,950
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(1,355)	(478)	(8,196)	(975)
Dividends paid to unvested restricted stockholders	(4)	(15)	(330)	(30)
Net income (loss) available to common stockholders and participating securities	6,230	28,177	(227,293)	59,945
Undistributed income allocated to participating securities	(204)	(2,310)	—	(5,022)
Net income (loss) available to common stockholders – Basic	$6,026	$25,867	$(227,293)	$54,923
Weighted average number of common shares outstanding – Basic	60,222	56,929	58,906	56,776
Net income (loss) per common share – Basic	$0.10	$0.45	$(3.86)	$0.97
NET INCOME PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Diluted	$6,026	$25,867	$(227,293)	$54,923
Weighted average number of common shares outstanding – Basic	60,222	56,929	58,906	56,776
Assumed exercise of stock options	576	629	—	598
Restricted stock	78	—	—	—
Weighted average number of common shares outstanding – Diluted	60,876	57,558	58,906	57,374
Net income (loss) per common share – Diluted	$0.10	$0.45	$(3.86)	$0.96
Potentially dilutive securities excluded as anti-dilutive	15,084	6,303	13,269	6,229

Common Stock Offering – On September 10, 2019, the Company issued and sold an aggregate of 10,350,000 shares of common stock, $0.01 par value per share, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $29.75 per share, before underwriting discounts and commissions. The common stock was sold pursuant to the Company’s shelf registration statement and related prospectus supplement. The Company received proceeds of $293.6 million from the issuance after deducting underwriting discounts and commissions and offering expenses. The Company used the net proceeds for the repayment of a portion of the outstanding borrowings under the Senior Secured Credit Facility.

Stockholders’ Equity - The Company did not repurchase any shares of common stock during the three and six months ended September 30, 2019 and 2018. In February 2017, the Company’s Board of Directors’ authorized the Company to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of September 30, 2019, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During the three months ended June 30, 2019, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends

Advanced Drainage Systems, Inc.

received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Consolidated Statement of Operations. The Company’s ESOP is further described in “Note 16. Employee Benefit Plans” to the Company’s audited financial statements included in the Fiscal 2019 Form 10-K.
10.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of September 30, 2019, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2019. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2019 and March 31, 2019, the outstanding principal balances of the credit facility including letters of credit were $11.2 million and $12.3 million, respectively. As of September 30, 2019, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2019 was 5.3% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe and other product sales to ADS and its other related parties, which totaled $0.1 million and $0.5 million for the three and six months ended September 30, 2019, and zero and $0.6 million for the three and six months ended September 30, 2018. ADS pipe sales to the South American Joint Venture were $0.1 million and $0.4 million for the three and six months ended September 30, 2019, and $0.4 million and $0.6 million for the three and six months ended September 30, 2018, respectively.

Tigre USA - Tigre USA was a joint venture that ADS no longer has an ownership interest in, but the owner is the partner for the South American Joint Venture.

Advanced Drainage Systems, Inc.

ADS purchased $0.6 million and $1.2 million of Tigre USA manufactured products for use in the production of ADS products during the three and six months ended September 30, 2019. ADS purchased $0.7 million and $1.2 million of Tigre USA manufactured products for use in the production of ADS products during the three and six months ended September 30, 2018.
11.	DEBT

Long-term debt as of the periods presented consisted of the following:

	September 30, 2019	March 31, 2019
	(In thousands)
Term Loan Facility	$700,000	$—
Senior Notes	350,000	—
Revolving Credit Facility	—	—
PNC Credit Agreement	—	134,400
Prudential Senior Notes	—	100,000
Equipment financing	1,963	2,427
Total	1,051,963	236,827
Unamortized debt issuance costs	(2,614)	(2,293)
Current maturities	(6,195)	(25,932)
Long-term debt obligation	$1,043,154	$208,602

Bridge Credit Facility

On July 31, 2019, the Company entered into a credit agreement (the “Base Credit Agreement”) by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto.

The Base Credit Agreement provided for a term loan facility in an initial aggregate principal amount of up to $1.3 billion (the “Bridge Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Bridge Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “Bridge L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Bridge Loan Facility, the Bridge Revolving Credit Facility and the Bridge L/C Facility, the “Bridge Credit Facility”).

On July 31, 2019, the Company borrowed approximately $1.3 billion under the Bridge Loan Facility and $145 million under the Bridge Revolving Credit Facility, which amounts were to (i) finance the consideration paid in connection with the closing of the Acquisition, (ii) repay the total outstanding amount as of the Closing Date under the Company’s then existing revolving credit facility with PNC, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator Water Technologies under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Bridge Loan Facility. Approximately $300.0 million of outstanding borrowings under the Base Credit Agreement were repaid on September 10, 2019 with proceeds from the Company’s public offering of common stock as further described in “Note 9, Net Income Per Share and Stockholders’ Equity” and approximately $300.0 million of outstanding borrowings under the Bridge Loan Facility were repaid on September 23, 2019 with proceeds from the Company’s offering of $350.0 million Senior Notes, as defined and further described below.

Advanced Drainage Systems, Inc.

As a result of this borrowing, on July 31, 2019, the Company initially capitalized approximately $46.9 million of deferred financing fees associated with the Bridge Credit Facility. This amount was later reduced by $14.9 million due to refunds received by ADS. The remaining deferred financing costs were written off due to loss on early extinguishment of debt resulting from the $300.0 million principal payment primarily from the Common Stock Offering, $300.0 million principal payment from the issuance of Senior Notes due 2027, and $700 million principal payment from the issuance of the Senior Secured Credit Facility on September 24, 2019. These financings resulted in the Company treating the Bridge Credit Facility as having been extinguished and replaced with the Common Stock Offering, Senior Notes due 2027 and the syndicated Senior Secured Credit Facility for accounting purposes under ASC 470-50. The loss on early extinguishment of debt, which is included in interest expense in the Company's Condensed Consolidated Statements of Operations, primarily reflects the write-off of unamortized debt issuance costs and discounts.

Repayment of Prudential Senior Notes

On July 29, 2019, the Company repaid in full all of its and its subsidiaries’ indebtedness and other obligations totaling $104.4 million under that certain Second Amended and Restated Private Shelf Agreement, dated as of June 22, 2017 (as amended the “Shelf Note Agreement”) of the Company’s Senior Notes (“Prudential Senior Notes”), by and among the Company, as issuer, the guarantors from time to time a party thereto, PGIM, Inc., as a purchaser and the other purchasers from time to time a party thereto. The Company repaid the outstanding indebtedness under the Shelf Note Agreement using borrowings from the Company’s Second Amended and Restated Credit Agreement (the “PNC Credit Agreement”) as in effect as of July 29, 2019. Concurrently with the repayment, the Shelf Noteholders authorized and directed PNC Bank, National Association, in its capacity as Collateral Agent (as defined in the Shelf Note Agreement) to release the security interests and liens securing the Shelf Note Agreement and the Shelf Note Agreement was terminated.

As a result of the repayment described above, the Company expensed approximately $4.2 million primarily consisting of prepayment premiums associated with the debt payoff activity and the write-off of unamortized deferred financing fees, as the payoff meets the criteria to be accounted for as a debt extinguishment.

Repayment of PNC Credit Agreement

On the Closing Date, using borrowings of the new Bridge Loan Facility the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $239.2 million under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the PNC Credit Agreement) securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

As a result of the repayment described above, the Company expensed approximately $2.0 million primarily consisting of the write-off of unamortized deferred financing fees associated with the debt payoff activity, as the payoff meets the criteria to be accounted for as a debt extinguishment.

Letters of credit outstanding at March 31, 2019 amounted to $8.5 million, and reduced the availability of the revolving credit facilities under the PNC Credit Agreement with PNC Bank, National Association, as administrative agent and various financial institutions thereto at March 31, 2019.

Advanced Drainage Systems, Inc.

Issuance of Senior Notes due 2027

On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% senior notes due 2027 (the “Senior Notes”) pursuant to an Indenture, dated September 23, 2019 (the “Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as Trustee (the “Trustee”). The Senior Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company's Senior Secured Credit Facility. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) or to persons outside the United States under Regulation S of the Securities Act.

Interest on the Senior Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.0% per annum. The Senior Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Bridge Loan Facility. The deferred financing costs associated with the Senior Notes totaled $2.1 million as of September 30, 2019 and are recorded as a direct reduction from the carrying amount of the related debt.

The Company may redeem the Senior Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices. At any time prior to September 30, 2022, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.0% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to September 30, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium.

The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

New Senior Secured Credit Facility

On September 24, 2019, the Company successfully completed a $700 million syndication of the remaining balance of the Bridge Credit Facility subsequent to the aforementioned Common Stock Offering and Senior Notes due 2027 and in connection with the syndication, the Company amended the Base Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility reduced the applicable margin utilized in the determination of the interest rate, as well as other provisions.

The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). Letters of credit outstanding at September 30, 2019 amounts to $8.5 million and reduced the availability of the Revolving Credit Facility.

Advanced Drainage Systems, Inc.

In connection with entering into the Senior Secured Credit Facility, the Company capitalized approximately $0.4 million in deferred financing fees. To the extent not previously paid, all then-outstanding amounts under the Term Loan Facility are due and payable on the maturity date of the Term Loan Facility, which is seven years from the Closing Date. Borrowings under the Revolving Credit Facility are available beginning on September 24, 2019 and, to the extent not previously paid, all then-outstanding amounts under the Revolving Credit Facility are due and payable on the maturity date of the Revolving Credit Facility, which is five years from the Closing Date.

At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Senior Secured Credit Facility) or at a Eurocurrency Rate, based on LIBOR (as defined in the Senior Secured Credit Facility), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Credit Facility, the applicable margin is based on the Company’s consolidated senior secured net leverage ratio (as defined in the Senior Secured Credit Facility). All borrowings under the Term Loan Facility used to finance the Merger Consideration as described above initially bear interest at a Eurocurrency Rate applicable to Eurocurrency Loans (as defined in the Senior Secured Credit Facility) denominated in U.S. Dollars.

The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured Credit Facility. As of September 30, 2019, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.

The Company’s obligations under the Senior Secured Credit Facility have been secured by granting a first priority lien on substantially all of the Company’s assets (subject to certain exceptions and limitations), and each of Stormtech, LLC, Advanced Drainage of Ohio, Inc. and Infiltrator Water Technologies, LLC (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Facility and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s assets (subject to certain exceptions and limitations).

Principal Maturities – Maturities of long-term debt (excluding interest and deferred financing costs) as of September 30, 2019 are summarized below:

	Twelve Months Ended September 30,
(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$6,195	$7,931	$7,084	$7,000	$7,000	$1,016,753	$1,051,963

12.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments - The Company secures supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. Under such non-cancelable purchase contracts in place at September 30, 2019, the Company has agreed to purchase resin over the period October 2019 through December 2019 at a committed purchase cost of $5.9 million.

The Company enters into equipment purchase contracts with manufacturers. Under such non-cancelable purchase contracts in place at September 30, 2019, the Company has agreed to purchase equipment to be delivered in fourth quarter of fiscal 2020 at a committed purchase cost of $1.4 million.

Litigation and Other Proceedings – On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material

Advanced Drainage Systems, Inc.

fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed with the District Court a motion for relief from final judgment and for leave to file an amended complaint, which, the defendants opposed. On July 3, 2019, the District Court denied the plaintiff’s motion. The Plaintiff did not appeal the District Court’s decision and the matter is concluded.

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
13.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as discrete events. For the three months ended September 30, 2019 and 2018, the Company utilized an effective tax rate of (75.3%) and 28.9%, respectively, to calculate its provision for income taxes. The decrease in the effective tax rate is primarily driven by the nearly break-even pre-tax income in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 and the changes to the Company’s projected annual effective tax rate. The change in the Company’s projected annual effective tax rate was due to the financial results of the recent acquisition of Infiltrator Water Technologies. Further, the Company recognized additional expense of approximately $1.1 million related to non-deductible transaction costs. Consistent with the three months ended September 30, 2018, state and local income taxes and the Company’s ESOP increased the rate for the three months ended September 30, 2019.

For the six months ended September 30, 2019 and 2018, the Company utilized an effective tax rate of (9.4%) and 29.4%, respectively, to calculate its provision for income taxes. In addition to the special dividend made on June 14, 2019, there were additional transaction costs related to the Infiltrator Acquisition noted above, that attributed to large pretax losses for the six months ended September 30, 2019, that did not occur in the comparison period. Consistent with the six months ended September 30, 2018, state and local income taxes and the Company’s ESOP increased the rate for the six months ended September 30, 2019. Additionally, the effective tax rate for the six months ended September 30, 2019 differed from the federal statutory rate primarily due to a $60.7 million discrete income tax expense. This discrete event related to the 11.6 million shares allocated from the ESOP as a result of the special dividend made on June 14, 2019 and the Company recognizing approximately $246.8 million in additional stock-based compensation expense. Of the total stock-

Advanced Drainage Systems, Inc.

based compensation expense, approximately $237.6 million related to non-deductible stock appreciation. This discrete event reduced the effective tax rate by 30.3%.

As discussed in “Note 3. Acquisitions”, the Company acquired Infiltrator Water Technologies on July 31, 2019. The unrecognized tax benefits increased by $1.4 million during the quarter, related to positions taken by Infiltrator Water Technologies prior to the Acquisition. Infiltrator Water Technologies was previously indemnified for this position, and based on the nature of the Acquisition, the indemnification is still in place. Lastly, as part of the purchase price, approximately $109.9 million was attributed to deferred tax liabilities. Of the $109.9 million, $59.8 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $59.8 million, $55.7 million was attributed to intangibles.

14.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Component of income before income taxes:
Cost of goods sold	$189	$82	$301	$144
Selling expenses	179	50	235	86
General and administrative expenses	2,803	1,680	4,476	3,141
Total stock-based compensation expense	$3,171	$1,812	$5,012	$3,371

The following table summarizes stock-based compensation expense by award type for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$700	$795	$1,251	$1,568
Restricted Stock	957	528	1,599	974
Performance Units	1,201	235	1,573	332
Non-Employee Directors	313	254	589	497
Total stock-based compensation expense	$3,171	$1,812	$5,012	$3,371

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

Advanced Drainage Systems, Inc.

Restricted Stock - During the three and six months ended September 30, 2019, the Company granted 0.1 million and 0.2 million shares of restricted stock with a grant date fair value of $3.6 million and $6.9 million, respectively.

Performance Units - In addition, during the six months ended September 30, 2019, the Company granted 0.1 million performance units, subject to performance and services conditions. The grant date fair value of the performance units was $3.4 million, based on the market price of the Company’s common stock at the date of the grant. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. The performance units have a 3-year performance period from April 1, 2019 through March 31, 2022. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

Options - During the six months ended September 30, 2019, the Company granted 0.3 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $2.7 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the six months ended September 30, 2019:

Three Months Ended September 30,
Common stock price	$27.44
Expected stock price volatility	30.9%
Risk-free interest rate	2.3%
Weighted-average expected option life (years)	6.0
Dividend yield	1.3%

Advanced Drainage Systems, Inc.

15.	BUSINESS SEGMENTS INFORMATION

Following the Acquisition of Infiltrator Water Technologies, the Company revised its reportable segments to reflect how the Chief Operating Decision Maker (“CODM”) currently reviews financial information and makes operational decisions.  After the Acquisition, ADS operates its business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator Water Technologies.” “Allied Products & Other” represents the Company’s Allied Products and all other business segments. “Pipe” and “Allied Products & Other” were previously included as Domestic. With the change in reportable segments, the CODM is now evaluating segment reporting based on Net Sales and Segment Adjusted Gross Profit. The Company calculated Segment Adjusted Gross Profit as net sales less costs of goods sold, depreciation and amortization, stock-based compensation and non-cash charges. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The prior period segment results and related disclosures have been recast to conform to the current year presentation.

Pipe – The Pipe segment manufactures and markets high performance thermoplastic corrugated pipe throughout the United States. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, buying groups and co-ops, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S.

Products include single wall pipe, N-12 HDPE pipe sold into the Storm sewer, Infrastructure and Agriculture markets, High Performance polypropylene pipe sold into the Storm sewer, Infrastructure and sanitary sewer markets. Products are designed primarily for storm water management in the construction and infrastructure marketplace across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure. Products are manufactured using HDPE and polypropylene plastic material.

Infiltrator Water Technologies – Infiltrator Water Technologies is a leading national provider of plastic leach field chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator Water Technologies products are used in on-site septic wastewater treatment systems in the United States and Canada.

International – The International segment manufactures and markets pipe and allied products in certain regions outside of the United States, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint ventures with local partners in Mexico and South America. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture, Tigre-ADS, is the primary channel to serve the South American markets. The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also sell our broad line of Allied Products.

Allied Products & Other – Allied Products and Other manufactures and markets products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. The Company also sells through a broad variety of buying groups and co-ops in the United States.

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$281,405	$(342)	$281,063	$249,380	$—	$249,380
Infiltrator Water Technologies	64,889	(12,189)	52,700	—	—	—
International
International - Pipe	34,617	—	34,617	44,008	—	44,008
International - Allied Products	13,167	—	13,167	11,278	—	11,278
Total International	47,784	—	47,784	55,286	—	55,286
Allied Products & Other	114,358	—	114,358	101,889	—	101,889
Intersegment Eliminations	(12,531)	12,531	—	—	—	—
Total Consolidated	$495,905	$—	$495,905	$406,555	$—	$406,555

	Six Months Ended
	September 30, 2019			September 30, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$543,586	$(342)	$543,244	$491,450	$—	$491,450
Infiltrator Water Technologies	64,889	(12,189)	52,700	—	—	—
International
International - Pipe	63,902	—	63,902	78,456	—	78,456
International - Allied Products	23,216	—	23,216	22,179	—	22,179
Total International	87,118	—	87,118	100,635	—	100,635
Allied Products & Other	226,551	—	226,551	202,317	—	202,317
Intersegment Eliminations	(12,531)	12,531	—	—	—	—
Total Consolidated	$909,613	$—	$909,613	$794,402	$—	$794,402

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Segment adjusted gross profit
Pipe	$74,246	$53,561	$131,739	$112,027
Infiltrator Water Technologies	30,144	—	30,144	—
International	10,841	12,088	20,068	21,874
Allied Products & Other	57,621	47,160	114,808	96,172
Intersegment Elimination	(978)	—	(978)	—
Total	$171,874	$112,809	$295,781	$230,073
Depreciation and amortization
Pipe	$11,557	$11,811	$23,104	$24,030
Infiltrator Water Technologies	1,859	—	1,859	—
International	1,590	1,524	3,097	3,021
Allied Products & Other(a)	11,560	4,201	15,200	8,312
Total	$26,566	$17,536	$43,260	$35,363
Capital expenditures
Pipe	$9,383	$9,303	$16,357	$14,016
Infiltrator Water Technologies	3,883	—	3,883	—
International	623	816	1,877	1,808
Allied Products & Other(a)	2,010	2,306	3,505	3,475
Total	$15,899	$12,425	$25,622	$19,299
(a)	Includes depreciation and amortization and capital expenditures not allocated to a reportable segment.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$146,524	$95,373	$84,366	$195,064
Depreciation and amortization	15,708	14,354	29,392	29,072
ESOP and stock-based compensation expense	3,869	3,082	7,640	5,937
ESOP special dividend compensation	—	—	168,610	—
Inventory step up related to Infiltrator Water Technologies acquisition	5,773	—	5,773	—
Total Segment Adjusted Gross Profit	$171,874	$112,809	$295,781	$230,073

16.	SUBSEQUENT EVENTS

Common Stock Dividend - During the third quarter of fiscal 2020, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on December 13, 2019 to stockholders of record at the close of business on November 29, 2019.

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

Overview

We are the leading global manufacturer of water management products and solutions for non-residential, residential, infrastructure and agricultural applications. With the acquisition of Infiltrator Water Technologies in the second quarter of fiscal 2020, we are now a leading provider of plastic leach field chambers, septic tanks and accessories, for use primarily in residential applications.

Executive Summary

Second Quarter Fiscal 2020 Results

•	Net sales increased 22.0% to $495.9 million
•	Net income of $8.5 million as compared to $29.4 million in the prior year
•	Adjusted EBITDA (Non-GAAP) increased 65.2% to $118.2 million

Net sales increased $89.4 million or 22.0% to $495.9 million, as compared to $406.6 million in the prior year. Domestic pipe sales increased $32.0 million or 12.8% to $281.4 million. Allied & Other sales increased $12.5 million or 12.2% to $114.4 million. These increases were driven by strong performance in both the U.S. construction and agriculture end markets. International net sales decreased $7.5 million or 13.6% to $47.8 million, driven primarily by decreases in Canada and Mexico sales. Infiltrator Water Technologies contributed an additional $64.9 million to net sales in the quarter.

Gross profit increased $51.2 million or 53.6% to $146.5 million as compared to $95.4 million in the prior year. The increase is primarily due to an increase in both pipe and allied product sales as well as favorable material cost. Infiltrator Water Technologies contributed an additional $22.5 million to gross profit in the quarter.

Adjusted EBITDA (Non-GAAP) increased $46.6 million or 65.2% to $118.2 million, as compared to $71.5 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 23.8% as compared to 17.6% in the prior year.

Advanced Drainage Systems, Inc.

Year-to-Date Fiscal 2020 Results

•	Net sales increased 14.5% to $909.6 million
•	Net loss of $219.0 million as compared to net income of $63.0 million in the prior year
o	Includes $246.8 million of additional ESOP stock-based compensation expense due to the ESOP special dividend
•	Adjusted EBITDA (Non-GAAP) increased 35.3% to $198.5 million
•	Cash provided by operating activities increased $113.6 million to $171.7 million
•	Free cash flow (Non-GAAP) increased $107.2 million to $146.1 million

Net sales increased $115.2 million or 14.5% to $909.6 million, as compared to $794.4 million in the prior year. Domestic pipe sales increased $52.1 million or 10.6% to $543.6 million. Allied & Other sales increased $24.2 million or 12.0% to $226.6 million. These increases were driven by strong performance in both the U.S. construction and agriculture end markets. International net sales decreased $13.5 million or 13.4% to $87.1 million as compared to $100.6 million in the prior year, driven primarily by a decrease in Mexico sales. Infiltrator Water Technologies contributed an additional $64.9 million to net sales.

Gross profit decreased $110.7 million to $84.4 million due to the $168.6 million ESOP compensation expense described above. Excluding the one-time ESOP compensation, gross profit increased $57.9 million or 29.7%, primarily due to an increase in both pipe and allied product sales as well as favorable pricing and material cost. This was partially offset by unfavorable inventory absorption cost due to retention of key manufacturing employees during the fourth quarter of fiscal 2019 despite lower production volume. Infiltrator Water Technologies contributed an additional $22.5 million to gross profit.

Adjusted EBITDA (Non-GAAP) increased $51.8 million or 35.3% to $198.5 million, as compared to $146.7 million in the prior year, primarily as a result of the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 21.8% as compared to 18.5% in the prior year.

Advanced Drainage Systems, Inc.

Results of Operations

Comparison of the Three Months ended September 30, 2019 to the Three Months ended September 30, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended September 30, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended September 30,
	2019		2018
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$495,905	100.0%	$406,555	100.0%
Cost of goods sold	349,381	70.5	311,182	76.5
Gross profit	146,524	29.5	95,373	23.5
Selling	29,971	6.0	24,731	6.1
General and administrative	48,030	9.7	21,584	5.3
Loss on disposal of assets and costs from exit and disposal activities	2,004	0.4	324	0.1
Intangible amortization	9,300	1.9	1,985	0.5
Income (loss) from operations	57,219	11.5	46,749	11.5
Interest expense	52,332	10.6	4,531	1.1
Derivative loss (gains) and other expense (income), net	175	—	94	—
Income (loss) before income taxes	4,712	1.0	42,124	10.4
Income tax (benefit) expense	(3,547)	(0.7)	12,194	3.0
Equity in net (income) loss of unconsolidated affiliates	(203)	—	558	0.1
Net income (loss)	8,462	1.7	29,372	7.2
Less: net income (loss) attributable to noncontrolling interest	873	0.2	702	0.2
Net income (loss) attributable to ADS	$7,589	1.5%	$28,670	7.1%

Net sales - Net sales increased by $89.4 million, of which $52.7 million represented sales from Infiltrator Water Technologies. Net sales excluding Infiltrator Water Technologies are referred to as organic sales (Non-GAAP).

	Three Months Ended
	September 30, 2019			September 30, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$281,405	$(342)	$281,063	$249,380	$—	$249,380
Infiltrator Water Technologies	64,889	(12,189)	52,700	—	—	—
International
International - Pipe	34,617	—	34,617	44,008	—	44,008
International - Allied Products	13,167	—	13,167	11,278	—	11,278
Total International	47,784	—	47,784	55,286	—	55,286
Allied Products & Other	114,358	—	114,358	101,889	—	101,889
Intersegment Eliminations	(12,531)	12,531	—	—	—	—
Total Consolidated	$495,905	$—	$495,905	$406,555	$—	$406,555
•

Pipe net sales to all customers for the three months ended September 30, 2019 increased by $32.0 million, or 12.8%, compared to the three months ended September 30, 2018. The increase was due to an increase in

Advanced Drainage Systems, Inc.

pipe volume resulting in a $35.0 million increase in sales offset by a $1.9 million decrease as a result of price and product mix.
•

Infiltrator Water Technologies net sales to all customers increased by $64.9 million. The Company acquired Infiltrator Water Technologies during the three months ended September 30, 2019 and therefore did not report any Infiltrator Water Technologies sales in the three months September 30, 2018.

•

International net sales to all customers for the three months ended September 30, 2019 decreased by $7.5 million, or 13.6%, compared to the three months ended September 30, 2018. The decrease was primarily attributable to a $9.3 million decrease in International Pipe Sales, attributable to volume decreases, offset by a $1.8 million increase in International Allied Product sales.

•

Allied Products & Other net sales to all customers for the three months ended September 30, 2019 increased by $12.5 million, or 12.2%, compared to the three months ended September 30, 2018. The increase was due to an increase in price and product mix of $6.7 million and an increase in sales volume of $5.0 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $38.2 million, or 12.3%, and gross profit increased by $51.2 million, or 53.6%, in the three months ended September 30, 2019 over the comparable period in the previous year. Gross profit excluding Infiltrator Water Technologies, referred to as organic gross profit (Non-GAAP), increased 31.1%.

	For the Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
	(In thousands)
Pipe	$59,103	$38,904	$20,199	51.9%
International	9,247	10,560	(1,313)	(12.4)
Allied Products & Other	56,653	45,909	10,744	23.4
Organic gross profit	125,003	95,373	29,630	31.1
Infiltrator Water Technologies	22,499	—	22,499	100.0
Intersegment eliminations	(978)	—	(978)	100.0
Total gross profit	$146,524	$95,373	$51,151	53.6%
•

Pipe gross profit increased primarily due to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above. The increase in Pipe gross profit was also attributable to lower material and transportation cost, which was partially offset by higher labor and overhead costs.

•

The Company acquired Infiltrator Water Technologies during the three months ended September 30, 2019 and therefore did not report any Infiltrator Water Technologies gross profit in the three months September 30, 2018.

•	International gross profit decreased primarily due to the decreased sales discussed above partially offset by decreased material and transportation costs.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above.

Selling expenses - As a percentage of net sales, selling expenses were relatively flat at 6.0% in the three months ended September 30, 2019 compared to 6.1% in three months ended September 30, 2018.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2019 increased $26.4 million from the prior year period. The increase was primarily due to an increase of $16.5 million in transaction costs primarily related to the Acquisition, $4.8 million increase in salary, bonus and stock-based compensation expenses to support growth and $3.3 million in general and administrative expenses at Infiltrator Water Technologies.

Advanced Drainage Systems, Inc.

Loss on disposal of assets and costs from exit and disposal activities - In the three months ended September 30, 2019, we recorded a loss on the disposal of assets and costs from exit and disposal activities of approximately $2.0 million compared to a $0.3 million loss on the disposal of property, plant and equipment from the prior year period. The increase is primarily due to $1.6 million of Acquisition related severance costs incurred at Infiltrator Water Technologies. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased as a percentage of net sales primarily due the addition of intangible assets related to the Acquisition.

Interest expense - Interest expense increased $47.8 million in the three months ended September 30, 2019 compared to the same period in the previous fiscal year. The increase was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty related to the extinguishment of debt instruments. The remainder of the increase was due to increased debt levels and changes in interest rates. See “Note 11. Debt” for additional discussion.

Derivative loss (gains) and other expense (income), net - Derivative loss (gains) and other (expense) income decreased by $0.1 million for the three months ended September 30, 2019 compared to the same period in the previous fiscal year.

Income tax (benefit) expense - For the three months ended September 30, 2019 and 2018, the effective tax rates were (75.3%) and 28.9%, respectively. The effective tax rate for the three months ended September 30, 2019 and September 30, 2018 differed primarily due to the Acquisition. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates decreased by $0.8 million for the three months ended September 30, 2019 as compared to the same period in the previous fiscal year. In fiscal 2019, our proportionate share of income or loss in BaySaver was included in equity in net (income) loss of unconsolidated affiliates.

Net income (loss) attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased by $0.2 million for the three months ended September 30, 2019 to a net income of $0.9 million compared to a net income of $0.7 million in the same period in the previous fiscal year.

Advanced Drainage Systems, Inc.

Comparison of the Six Months ended September 30, 2019 to the Six Months ended September 30, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the six months ended September 30, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	For the Six Months Ended September 30,
	2019		2018
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$909,613	100.0%	$794,402	100.0%
Cost of goods sold	656,637	72.2	599,338	75.4
Cost of goods sold - ESOP special dividend compensation	168,610	18.5	—	—
Gross profit	84,366	9.3	195,064	24.6
Selling	56,336	6.2	48,896	6.2
General and administrative	79,463	8.7	42,966	5.4
Selling, general and administrative - ESOP special dividend compensation	78,142	8.6	—	—
Loss on disposal of assets and costs from exit and disposal activities	2,711	0.3	1,428	0.2
Intangible amortization	10,842	1.2	3,969	0.5
Income (loss) from operations	(143,128)	(15.7)	97,805	12.3
Interest expense	57,596	6.3	8,333	1.0
Derivative loss (gains) and other expense (income), net	79	—	(720)	(0.1)
Income (loss) before income taxes	(200,803)	(22.1)	90,192	11.4
Income tax (benefit) expense	18,823	2.1	26,478	3.3
Equity in net (income) loss of unconsolidated affiliates	(637)	(0.1)	691	0.1
Net income (loss)	(218,989)	(24.1)	63,023	7.9
Less: net income (loss) attributable to noncontrolling interest	(222)	—	2,073	0.3
Net income (loss) attributable to ADS	$(218,767)	(24.1)%	$60,950	7.7%

Net sales - Net sales increased by $115.2 million, of which $52.7 million represented sales from Infiltrator Water Technologies. Net sales excluding Infiltrator Water Technologies are referred to as organic sales (Non-GAAP).

	Six Months Ended
	September 30, 2019			September 30, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$543,586	$(342)	$543,244	$491,450	$—	$491,450
Infiltrator Water Technologies	64,889	(12,189)	52,700	—	—	—
International
International - Pipe	63,902	—	63,902	78,456	—	78,456
International - Allied Products	23,216	—	23,216	22,179	—	22,179
Total International	87,118	—	87,118	100,635	—	100,635
Allied Products & Other	226,551	—	226,551	202,317	—	202,317
Intersegment Eliminations	(12,531)	12,531	—	—	—	—
Total Consolidated	$909,613	$—	$909,613	$794,402	$—	$794,402

Advanced Drainage Systems, Inc.

•

Pipe net sales to all customers for the six months ended September 30, 2019 increased by $52.1 million, or 10.6%, compared to the six months ended September 30, 2018. The increase was due to an increase in pipe volume resulting in a $53.3 million increase in sales offset by a $0.7 million decrease as a result of price and product mix.

•

Infiltrator Water Technologies net sales to all customers increased by $64.9 million. The Company acquired Infiltrator Water Technologies during the six months ended September 30, 2019 and therefore did not report any Infiltrator Water Technologies sales in the six months September 30, 2018.

•

International net sales to all customers for the six months ended September 30, 2019 decreased by $13.5 million, or 13.4%, compared to the six months ended September 30, 2018. International Pipe sales decreased by $14.5 million, attributable to volume decreases, offset by an increase of $1.0 million in International Allied Product Sales

•

Allied Products & Other net sales to all customers for the six months ended September 30, 2019 increased by $24.2 million, or 12.0%, compared to the six months ended September 30, 2018. The increase was due to an increase in price and product mix of $13.7 million and an increase in sales volume of $10.0 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $57.3 million, or 9.6%, and gross profit decreased by $110.7 million, or 56.7% in the six months ended September 30, 2019 over the comparable period in the previous year. The decrease in gross profit was primarily due to the ESOP special dividend compensation expense from the special dividend of $168.6 million allocated to Cost of goods sold. Gross profit excluding Infiltrator Water Technologies, referred to as organic gross profit (Non-GAAP), increased 18.7%.

	For the Six Months Ended September 30,
	2019	2018	$ Variance	% Variance
	(In thousands)
Pipe	$101,561	$82,523	$19,038	23.1%
International	16,963	18,845	(1,882)	(10.0)
Allied Products & Other	112,931	93,696	19,235	20.5
Organic gross profit	231,455	195,064	36,391	18.7
Infiltrator Water Technologies	22,499	—	22,499	100.0
Cost of goods sold - ESOP special dividend compensation	(168,610)	—	(168,610)	100.0
Intersegment eliminations	(978)	—	(978)	100.0
Total gross profit	$84,366	$195,064	$(110,698)	(56.7%)
•

Pipe gross profit increased primarily due to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above. The increase in Pipe gross profit was also attributable to lower material and transportation cost, which was partially offset by higher labor and overhead costs.

•

The Company acquired Infiltrator Water Technologies during the six months ended September 30, 2019 and therefore did not report any Infiltrator Water Technologies gross profit in the six months September 30, 2018.

•	International gross profit decreased primarily due to the decreased sales discussed above partially offset by decreased material and transportation costs.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above.

Selling expenses - As a percentage of net sales, selling expenses remained flat at 6.2% in the six months ended September 30, 2019 and 2018.

Advanced Drainage Systems, Inc.

General and administrative expenses - General and administrative expenses for the six months ended September 30, 2019 increased $36.5 million from the prior year period. The increase was primarily due to an increase of $20.5 million in transaction costs primarily related to the Acquisition, $6.6 million increase in salary, bonus and stock-based compensation expenses to support growth, $3.3 million in general and administrative expenses at Infiltrator Water Technologies, $2.9 million of strategic growth and operational improvement initiatives expenses and $2.9 million of expenses related to our investigation into our consolidated joint venture.

Loss on disposal of assets and costs from exit and disposal activities - In the six months ended September 30, 2019, we recorded $2.7 million of expense related to loss on disposal of assets and costs from exit and disposal activities compared to $1.4 million in the six months ended September 30, 2018. The increase is primarily due to $1.6 million of Acquisition related severance costs. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased as a percentage of net sales primarily due the addition of intangible assets related to the Acquisition.

Interest expense - Interest expense increased $49.3 million in the six months ended September 30, 2019 compared to the same period in the previous fiscal year. The increase was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty from the extinguishment of debt instruments. The remainder of the increase was due to increased debt levels and changes in interest rates. See “Note 11. Debt” for additional discussion.

Derivative losses (gains) and other expense (income), net – Derivative loss (gains) and other (expense) income, net decreased by $0.8 million for the six months ended September 30, 2019 compared to the same period in the previous fiscal year. The decrease is primarily due to changes in realized diesel fuel collars.

Income tax expense – For the six months ended September 30, 2019 and 2018, the Company had effective tax rates of (9.4)% and 29.4%, respectively. The change in the effective tax rate was primarily due to a discrete income tax event related to stock appreciation from the additional ESOP shares allocated and the Acquisition. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates increased to a $0.6 million income for the six months ended September 30, 2019 from a $0.7 million loss for the six months ended September 30, 2018. In fiscal 2019, our proportionate share of income or loss in BaySaver was included in equity in net (income) loss of unconsolidated affiliates.

Net income (loss) attributable to noncontrolling interest - Net income (loss) attributable to noncontrolling interest decreased from net income of $2.1 million for the six months ended September 30, 2018 to net loss of $0.2 million for the six months ended September 30, 2019. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

Adjusted EBITDA and Adjusted EBITDA Margin - Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures, has been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

Adjusted EBITDA and Adjusted EBITDA Margin are included in this Form 10-Q because they are key metrics used by management and our board of directors to assess our consolidated financial performance. Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the

Advanced Drainage Systems, Inc.

effectiveness of our consolidated business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We use Adjusted EBITDA Margin to evaluate our ability to generate profitable sales.

Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA and Adjusted EBITDA Margin contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs, cash costs to replace assets being depreciated and amortized and interest expense, or the cash requirements necessary to service interest on principal payments on our indebtedness. In evaluating Adjusted EBITDA and Adjusted EBITDA Margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA and Adjusted EBITDA Margin supplementally. Our measures of Adjusted EBITDA and Adjusted EBITDA Margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income (loss)	$8,462	$29,372	$(218,989)	$63,023
Depreciation and amortization	26,566	17,536	43,260	35,363
Interest expense	52,332	4,531	57,596	8,333
Income tax (benefit) expense	(3,547)	12,194	18,823	26,478
EBITDA	83,813	63,633	(99,310)	133,197
Loss on disposal of assets and costs from exit and disposal activities	2,004	324	2,711	1,428
ESOP and stock-based compensation expense	8,657	6,180	16,082	11,760
ESOP special dividend compensation(a)	—	—	246,752	—
Transaction costs(b)	16,590	65	20,835	321
Inventory step up related to Infiltrator Water Technologies acquisition	5,773	—	5,773	—
Strategic growth and operational improvement initiatives(c)	701	—	2,896	—
Other adjustments(d)	626	1,319	2,721	(42)
Adjusted EBITDA	$118,164	$71,521	$198,460	$146,664
Adjusted EBITDA Margin	23.8%	17.6%	21.8%	18.5%

(a)

In the first quarter of fiscal 2020, the Company paid a special dividend of $1.00 per share. The dividend was used to pay back a portion of the ESOP loan resulting in $246.8 million in additional stock-based compensation. See “Note 9. Net Income Per Share and Stockholders’ Equity” for additional information.

(b)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(c)

Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.

(d)

Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is

Advanced Drainage Systems, Inc.

accounted for under the equity method of accounting, contingent consideration remeasurement, executive retirement expense (benefit) and restatement related costs. The other adjustments in fiscal 2020 also includes expenses related to the ADS Mexicana’s investigation as described in “Note 12. Commitments and Contingencies”. The other adjustments for fiscal 2019 also includes insurance proceeds received in connection with the Company’s restatement of prior period financial statements as reflected on the Company’s Form 10-K for the fiscal year ended March 31, 2015 and the Form 10-K for the fiscal year ended March 31, 2016, as amended.

The following table presents our Adjusted EBITDA for the Company prior to the Acquisition (“Legacy ADS”), which consists of the combination of the Segment Adjusted Gross Profit for Pipe, Allied Products & Other, and International plus the portion of corporate and selling expenses which impacts Adjusted EBITDA and Infiltrator Water Technologies prior to the Acquisition (“Legacy Infiltrator Water Technologies”), which consists of the combination of the Segment adjusted gross profit for Infiltrator Water Technologies plus the portion of corporate and selling expenses which impacts Adjusted EBITDA.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$74,246	$53,561	$131,739	$112,027
International Adjusted Gross Profit	10,841	12,088	20,068	21,874
Allied Products & Other Adjusted Gross Profit	57,621	47,160	114,808	96,172
Unallocated corporate and selling expenses	(48,621)	(41,288)	(92,232)	(83,409)
Legacy ADS Adjusted EBITDA	$94,087	$71,521	$174,383	$146,664
Legacy Infiltrator Water Technologies Adjusted EBITDA
Infiltrator Water Technologies Adjusted Gross Profit	30,144	—	30,144	—
Unallocated corporate and selling expenses	(5,089)	—	(5,089)	—
Legacy Infiltrator Water Technologies Adjusted EBITDA	$25,055	$—	$25,055	$—
Intersegment eliminations	(978)	—	(978)	—
Consolidated Adjusted EBITDA	$118,164	$71,521	$198,460	$146,664

 Liquidity and Capital Resources

Our primary liquidity requirements are working capital, capital expenditures, debt service, and dividend payments for our convertible preferred stock and common stock. We have historically funded, and expect to continue to fund, our operations primarily through internally generated cash flow, debt financings, equity issuance and finance and operating leases. From time to time, we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

As of September 30, 2019, we had $13.6 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

Debt and Equity Financing Transactions

As further described below, during the second fiscal quarter ended September 30, 2019, the Company and certain of its subsidiaries entered into a series of transactions that resulted in the refinancing of the existing external borrowings of the Company with the new financings, as well as the completion of an underwritten public offering of common stock. These financing activities were effected in connection with the completion of the Acquisition of Infiltrator Water Technologies.

Advanced Drainage Systems, Inc.

On July 29, 2019, the Company repaid in full all of its outstanding indebtedness and other obligations totaling $104.4 million under the Shelf Note Agreement by using borrowings from the Company’s existing credit facility under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens securing the Shelf Note Agreement were terminated and released, and the Shelf Note Agreement was terminated.

On July 31, 2019, the Company entered into the Base Credit Agreement with Barclays Bank PLC, as administrative agent and the several lenders from time to time party thereto, pursuant to which the Company borrowed under the Credit Agreement which borrowings were used to (i) finance the Merger Consideration for the acquisition of Infiltrator Water Technologies, (ii) repay the total outstanding amount under the existing PNC Credit Agreement, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator Water Technologies under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Credit Agreement.

Thereafter, on the Acquisition Closing Date, using borrowings of the Bridge Loan Facility and Bridge Revolving Facility under the Bridge Credit Facility, the Company repaid in full all of its indebtedness and other obligations totaling $239.2 million under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

On September 10, 2019, the Company closed the underwritten public offering of common stock (the “Common Stock Offering”) and received net proceeds of approximately $293.6 million after deducting underwriting discounts and offering expenses, the proceeds of which were used in part to repay outstanding borrowings under the Bridge Credit Facility. On September 23, 2019, the Company issued $350.0 million aggregate principal amount of its Senior Notes, the proceeds of which were used in part to repay outstanding borrowings under the Bridge Credit Facility.

On September 24, 2019, the Company entered into the Senior Secured Credit Facility that amended certain pricing and related terms under the Base Credit Agreement. In connection with the Senior Secured Credit Facility, the Company also prepaid outstanding borrowings under the Term Loan Facility of the Senior Secured Credit Facility in an aggregate principal amount of $600 million.

Working Capital and Cash Flows

As of September 30, 2019, we had $395.7 million in liquidity, including $54.2 million of cash, $341.5 million in borrowings available under our Revolving Credit Agreement, net of $8.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our new Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $322.9 million as of September 30, 2019, from $260.2 million as of March 31, 2019. The increase in working capital is primarily due to the addition of Infiltrator Water Technologies working capital of $47.4 million. The increase in working capital, excluding the impact of Infiltrator Water Technologies, is due to an increase in cash and accounts receivable of $45.3 million and $42.3 million, respectively, and a decrease in current maturities of debt obligations of $19.7 million. These increases were partially offset by a decrease in Legacy ADS inventory of $55.8 million and an increase in accounts payable and other accrued liabilities of $38.7 million.

	Six Months Ended September 30,
(Amounts in thousands)	2019	2018
Net cash provided by operating activities	$171,711	$58,161
Net cash used in investing activities	(1,114,355)	(18,870)
Net cash provided by (used in) financing activities	988,137	(39,090)

Advanced Drainage Systems, Inc.

Operating Cash Flows - Cash flows provided by operating activities for the six months ended September 30, 2019 was $171.7 million as compared with cash provided by operating activities of $58.2 million for the six months ended September 30, 2018. Cash flows from operating activities during the six months ended September 30, 2019 was primarily impacted by changes in working capital, including accounts receivable, inventory and current liabilities.

Investing Cash Flows - During the six months ended September 30, 2019 and 2018, cash used in investing activities was $1,114.4 million and $18.9 million, respectively. The increase in cash used for investing activities was primarily due to the Acquisition of Infiltrator Water Technologies, net of cash acquired. Capital expenditures during the six months ended September 30, 2019 increased by $6.3 million compared to the same period in fiscal 2019. Our capital expenditures for the six months ended September 30, 2019 were used primarily for new equipment and facility expansions and upgrades.

Financing Cash Flows - During the six months ended September 30, 2019, cash provided by financing activities was $988.1 million due to the new Term Loan Facility, Senior Notes and common stock offering. These cash inflows were offset by the repayment of the PNC Credit Agreement and Prudential Senior Notes, the special and quarterly dividend payments of $76.3 million and payments on our finance lease obligations of $12.3 million. The table below summarizes the cash flows from the Acquisition, and the related debt and equity transactions.

(Amounts in thousands)	Sources	Uses
Bridge Loan Facility	$1,300,000	$—
Bridge Revolver	145,000	—
PNC Credit Agreement draw	104,429	—
Prudential Senior Notes payoff	—	(104,429)
PNC Credit Agreement payoff	—	(239,240)
Acquisition of Infiltrator Water Technologies, fair value of consideration transferred	—	(1,146,526)
Common stock offering, net of offering costs	293,648	—
Bridge Loan Facility - payment	—	(300,000)
Proceeds from Senior Notes Issuance	350,000	—
Bridge Loan Facility - payment	—	(300,000)
Term Loan Facility	700,000	—
Bridge Loan Facility - payment	—	(700,000)
Debt issuance costs	—	(34,606)
Cash to Balance Sheet	—	(68,276)
Total	$2,893,077	$(2,893,077)

During the six months ended September 30, 2018, cash used in financing activities was $39.1 million due to payments on the Prudential Senior notes, dividends paid and payments on our finance lease obligations offset by net borrowings on our PNC Credit Agreement.

Free Cash Flow and Free Cash Flow Conversion - Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow and free cash flow conversion are measures used by management and our Board of Directors to assess our ability to generate cash. Free cash flow conversion is a non-GAAP financial measure that comprises free cash flow divided by cash flow from operations. Accordingly, free cash flow and free cash flow conversion have been presented in this Quarterly Report on Form 10-Q as supplemental measures of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow and free cash flow conversion provide useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

Free cash flow and free cash flow conversion are not GAAP measures of our liquidity and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measures of free cash flow and free cash flow conversion are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

Advanced Drainage Systems, Inc.

The following table presents a reconciliation of free cash flow and free cash flow conversion to Cash flow from operating activities, the most comparable GAAP measure, for each of the periods indicated.

	Six Months Ended September 30,
	2019	2018
	(In thousands)
Cash flow from operating activities	$171,711	$58,161
Capital expenditures	(25,622)	(19,299)
Free Cash Flow	$146,089	$38,862
Free Cash Flow Conversion	85.1%	66.8%

Capital Expenditures

Capital expenditures totaled $25.6 million and $19.3 million for the six months ended September 30, 2019 and 2018, respectively. Our capital expenditures for the six months ended September 30, 2019 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology.

We currently anticipate that we will make capital expenditures of approximately $85 to $100 million in fiscal year 2020. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2019, there were no material contractual obligations or commitments related to these planned capital expenditures, except as disclosed in “Note 12. Commitments and Contingencies.”

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

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 29% greater after conversion.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income (loss) attributable to ADS	$7,589	$28,670	$(218,767)	$60,950
ESOP special dividend compensation	—	—	246,752	—
ESOP deferred stock-based compensation	5,486	4,368	11,070	8,389

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(Shares in millions)		(Shares in millions)
Weighted average common shares outstanding	60.2	56.9	58.9	56.8
Conversion of redeemable convertible shares	17.2	17.7	17.3	17.8

Financing Transactions

PNC Term Loans - On June 22, 2017, we entered into the PNC Credit Agreement, which amends and restates the original agreement dated as of June 12, 2013, which provided us with a $550 million revolving credit facility, which is more fully described in our Fiscal 2019 Form 10-K. On the Closing Date, using borrowings of the new Term Loan Facility the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $239.2 million under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the PNC Credit Agreement) securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of September 30, 2019, there were no borrowings under the Intercompany Note.

Prudential Senior Notes - On June 22, 2017, we entered into the Shelf Note Agreement to provide for the issuance of secured senior notes to the Shelf Note Lenders from time to time in the aggregate principal amount of up to $175 million, which is more fully described in our Fiscal 2019 Form 10-K. On July 29, 2019, the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $104.4 million under the Shelf Note Agreement using borrowings from the PNC Credit Agreement as in effect as of July 29, 2019. Concurrently with the repayment, the Prudential Shelf Noteholders authorized and directed PNC Bank, National Association, in its capacity as Collateral Agent (as defined in the Shelf Note Agreement) to release the security interests and liens securing the Shelf Note Agreement and the Shelf Note Agreement was terminated.

Bridge Credit Facility – On July 31, 2019, we entered into the Base Credit Agreement with Barclays Bank PLC, as administrative agent and the several lenders from time to time party thereto. The Base Credit Agreement provides for up to $1.3 billion as a Term Loan Facility, up to $350 million as a Revolving Facility, up to $50 million as an L/C Facility and up to $50 million, as a sublimit of the Revolving Facility.

On July 31, 2019, the Company borrowed under the Base Credit Agreement which was used to (i) finance the Merger Consideration paid in connection with the closing of the acquisition of Infiltrator Water Technologies by us which occurred on July 31, 2019 (the “Merger”), (ii) and repay the total outstanding amount as of the Closing Date

Advanced Drainage Systems, Inc.

under the PNC Credit Agreement, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator Water Technologies under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Base Credit Agreement.

New Senior Secured Credit Facility - On September 24, 2019, the joint lead arrangers informed the Company that the parties had successfully completed a syndication of the remaining balance of the Bridge credit Facility. The Senior Secured Credit Facility provided for a Term Loan Facility with an initial aggregate amount of $700 million, up to $350 million as a Revolving Facility, up to $50 million as an L/C Facility and up to $50 million, as a sublimit of the Revolving Facility.

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

The Senior Secured Credit Facility includes customary representations, warranties, covenants and events of default.

At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Senior Secured Credit Facility) or at a Eurocurrency Rate, based on LIBOR (as defined in the Senior Secured Credit Facility), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Facility, the applicable margin is based on the Company’s consolidated senior secured net leverage ratio (as defined in the Senior Secured Credit Facility). All borrowings under the Term Loan Facility used to finance the Merger Consideration as described above initially bear interest at a Eurocurrency Rate (as defined in the Senior Secured Credit Facility).

The Company’s obligations under the Credit Agreement have been secured by granting a first priority lien on substantially all of the Company’s assets (subject to certain exceptions and limitations), and each of Stormtech, LLC, Advanced Drainage of Ohio, Inc. and Infiltrator Water Technologies, LLC (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Facility and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s assets (subject to certain exceptions and limitations).

The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Revolving Facility exceeds $122.5 million at the end of any fiscal quarter, the Company to maintain a consolidated senior secured net leverage ratio (commencing with the fiscal quarter ending March 31, 2020) not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.

The Senior Secured Credit Facility also includes other covenants, including negative covenants that, subject to certain exceptions, limit the Company’s and its restricted subsidiaries’ (as defined in the Senior Secured Credit Facility) ability to, among other things: (i) incur additional debt, including guarantees; (ii) create liens upon any of their property; (iii) enter into any merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business; (iv) dispose of assets; (v) pay subordinated debt; (vi) make certain investments; (vii) enter into swap agreements; (viii) engage in transactions with affiliates; (ix) engage in new lines of business; (x) modify certain material contractual obligations, organizational documents, accounting policies or fiscal year; or (xi) create or permit restrictions on the ability of any subsidiary of any Loan Party (as defined in the Senior Secured Credit Facility) to pay dividends or make distributions to the Company or any of its subsidiaries.

The Senior Secured Credit Facility also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Senior Secured Credit Facility); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation

Advanced Drainage Systems, Inc.

events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Senior Secured Credit Facility.

Issuance of Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of its Senior Notes, pursuant to the Indenture among the Company, the Guarantors and the Trustee. The Senior Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company's Senior Secured Credit Facility. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act or to persons outside the United States under Regulation S of the Securities Act.

Interest on the Senior Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.000% per annum. The Senior Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Bridge Loan Facility.

The Company may redeem the Senior Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices. At any time prior to September 30, 2022, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.000% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to September 30, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium.

The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.

Covenant Compliance

The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Revolving Facility exceeds $122.5 million at the end of any fiscal quarter, the Company to maintain a consolidated senior secured net leverage ratio (commencing with the fiscal quarter ending March 31, 2020) not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.

The Senior Secured Credit Facility also includes other covenants, including negative covenants that, subject to certain exceptions, limit the Company’s and its restricted subsidiaries’ (as defined in the Credit Agreement) ability to, among other things: (i) incur additional debt, including guarantees; (ii) create liens upon any of their property; (iii) enter into any merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business; (iv) dispose of assets; (v) pay subordinated debt; (vi) make certain investments; (vii) enter into swap agreements; (viii) engage in transactions with affiliates; (ix) engage in new lines of business; (x) modify certain material contractual obligations, organizational documents, accounting policies or fiscal year; or (xi) create or permit restrictions on the ability of any subsidiary of any Loan Party (as defined in the Senior Secured Credit Facility) to pay dividends or make distributions to the Company or any of its subsidiaries.

The Senior Secured Credit Facility also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Senior Secured Credit Facility); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Senior Secured Credit Facility.

For further information, see “Note 11. Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report. We are in compliance with our debt covenants as of September 30, 2019.

Advanced Drainage Systems, Inc.

Universal Shelf Registration Statement

On August 1, 2019, the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, Registration Statement was declared effective on August 14, 2019. The Registration Statement registers debt securities, common stock, preferred stock, depositary shares, warrants, purchase contracts, units, subscription rights and any combination of the foregoing, for a maximum aggregate offering price of up to $500 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement will have a three year term from the date of effectiveness.

Common Stock Offering

On September 10, 2019, the Company issued and sold an aggregate of 10,350,000 shares of common stock, $0.01 par value per share, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $29.75 per share, before underwriting discounts and commissions. The common stock was sold pursuant to the Company’s Registration Statement and related prospectus supplement. We received proceeds of approximately $293.6 million from the issuance after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used the net proceeds for the repayment of a portion of the outstanding borrowings under the Senior Secured Credit Facility, with the remaining proceeds used for general corporate purposes.

Contractual Obligations as of September 30, 2019

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt(1)	$1,051,963	$6,195	$15,015	$14,000	$1,016,753
Interest payments(2)	347,930	48,808	96,464	95,308	107,350
Operating leases	27,988	7,443	9,754	4,072	6,719
Finance leases	84,948	25,926	37,035	15,462	6,525
Total	$1,512,829	$88,372	$158,268	$128,842	$1,137,347

(1)	The Term Loan matures in 2026 and the Senior Notes mature in 2027.
(2)	Based on applicable rates and pricing margins as of September 30, 2019.
(3)	Purchase obligations include commitments with vendors to purchase raw material.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 10. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2019, our South American Joint Venture had approximately $12.2 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

With the exception of the accounting pronouncements adopted during fiscal 2020 discussed in “Note 1. Background and Summary of Significant Accounting Policies” and “Note 5. Leases,” there have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2019 Form 10-K.

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

•

uncertainties surrounding the integration of acquisitions and similar transactions, including the recently completed acquisition of Infiltrator Water Technologies and the integration of Infiltrator Water Technologies;

•	our ability to realize the anticipated benefits from the acquisition of Infiltrator Water Technologies;
•	risks that the acquisition of Infiltrator Water Technologies and related transactions may involve unexpected costs, liabilities or delays
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

Advanced Drainage Systems, Inc.

•	the risks of conducting a portion of our operations through joint ventures;
•

our ability to expand into new geographic or product markets, including risks associated with new markets and products associated with our recent acquisition of Infiltrator Water Technologies; our ability to achieve the acquisition component of our growth strategy;

•	the risk associated with manufacturing processes;
•	our ability to manage our assets;
•	the risks associated with our product warranties;
•	our ability to manage our supply purchasing and customer credit policies;
•	the risks associated with our self-insured programs;
•	our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•	our ability to protect our intellectual property rights;
•	changes in laws and regulations, including environmental laws and regulations;
•	our ability to project product mix;
•	the risks associated with our current levels of indebtedness, including borrowings under our new Credit Agreement and outstanding indebtedness under our Senior Notes;
•

the nature, cost and outcome of any future litigation and other legal proceedings, including any such proceedings related to our acquisition of Infiltrator Water Technologies as may be instituted against the Company and others;

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

Advanced Drainage Systems, Inc.

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

As previously disclosed in our Fiscal 2019 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon the material weakness identified as of March 31, 2019. See “Item 9A - Controls and Procedures” in our Fiscal 2019 Form 10-K. Our CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2019 Form 10-K was still present as of September 30, 2019 (the “Evaluation Date”). Based on the material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the three months ended September 30, 2019, the Company completed the Acquisition of Infiltrator Water Technologies, see “Note 3. Acquisitions” for additional information on the Acquisition. the Company is currently integrating Infiltrator Water Technologies into its operations and internal control processes and, pursuant to the SEC’s guidance that a recently acquired business may be excluded from the scope of an assessment of internal control over financial reporting in the year of acquisition, the scope of its assessment of the effectiveness of its internal controls over financial reporting at March 31, 2020 will exclude Infiltrator Water Technologies to the extent not integrated into the Company’s control environment.

Advanced Drainage Systems, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On July 29, 2015, a putative stockholder class action, Christopher Wyche, individually and on behalf of all others similarly situated v. Advanced Drainage Systems, Inc., et al. (Case No. 1:15-cv-05955-KPF), was commenced in the U.S. District Court for the Southern District of New York (the “District Court”), naming the Company, along with Joseph A. Chlapaty, the Company’s former Chief Executive Officer, and Mark B. Sturgeon, the Company’s former Chief Financial Officer, as defendants and alleging violations of the federal securities laws. An amended complaint was filed on April 28, 2016. The amended complaint alleged that the Company made material misrepresentations and/or omissions of material fact in its public disclosures during the period from July 25, 2014 through March 29, 2016, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On March 10, 2017, the District Court dismissed plaintiff’s claims against all defendants in their entirety and with prejudice. Plaintiff appealed to the United States Court of Appeals for the Second Circuit, and on October 13, 2017 the District Court’s judgment was affirmed by the Second Circuit. On October 27, 2017, plaintiff filed a petition for rehearing with the Second Circuit. The Second Circuit denied the petition for rehearing on November 28, 2017. On November 27, 2018, the plaintiff filed with the District Court a motion for relief from final judgment and for leave to file an amended complaint, which, the defendants opposed. On July 3, 2019, the District Court denied the plaintiff’s motion. The Plaintiff did not appeal the District Court’s decision and the matter is concluded.

Please see “Note 12. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for more information regarding legal proceedings.

Item 1A.	Risk Factors

The following risk factors are related to the acquisition of Infiltrator Water Technologies and related financings. Additional important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2019 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2019 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

We may be unable to successfully integrate our and Infiltrator Water Technologies’ businesses in order to realize the anticipated benefits of the acquisition or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Infiltrator Water Technologies with our business. We may be unable to realize the planned synergies from the acquisition or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.

The success of the acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Infiltrator Water Technologies’ business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

•	the costs of integration and compliance and the possibility that the full benefits anticipated to result from our acquisition of Infiltrator Water Technologies will not be realized;

Advanced Drainage Systems, Inc.

•	any delay in the integration of management teams, strategies, operations, products and services;
•	diversion of the attention of each company’s management as a result of our acquisition of Infiltrator Water Technologies;
•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•	the ability to retain key employees;
•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•

the challenge of integrating complex systems, technology, networks and other assets of Infiltrator Water Technologies into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate Infiltrator Water Technologies beyond current estimates; and
•	the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the acquisition. These risks are not limited to our acquisition of Infiltrator Water Technologies and could also apply to our future acquisitions.

Uncertainties associated with our acquisition of Infiltrator Water Technologies may cause a loss of management personnel and other key employees, which could adversely affect our future business, operations and financial results.

The acquisition of Infiltrator Water Technologies could disrupt our and Infiltrator Water Technologies’ businesses. We are dependent on the experience and industry knowledge of senior management and other key employees to execute our business plans, which could be disrupted by the unanticipated departure of any key member of our management team or employee base, as well as management or key employees of Infiltrator Water Technologies. Our and Infiltrator Water Technologies’ current and prospective employees may experience uncertainty about their roles within our company, which may have an adverse effect on the ability of each of us to attract or retain key management and other key personnel.

Accordingly, no assurance can be given that we will be able to attract or retain our and Infiltrator Water Technologies’ key management personnel and other key employees to the same extent that our companies have previously been able to attract or retain such employees. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, engineering, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Our results after our acquisition of Infiltrator Water Technologies may suffer if we do not effectively manage our expanded operations following the acquisition.

Following our acquisition of Infiltrator Water Technologies, the size and complexity of our business will increase significantly beyond the current size of either our or Infiltrator Water Technologies’ existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and new types of manufacturing processes and products and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the acquisition or that we will realize the expected benefits currently anticipated from our acquisition of Infiltrator Water Technologies.

Advanced Drainage Systems, Inc.

The business of Infiltrator Water Technologies may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Infiltrator Water Technologies have achieved or might achieve separately. The business and financial performance of Infiltrator Water Technologies is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that Infiltrator Water Technologies has achieved in the past.

The unaudited pro forma financial information related to the acquisition may not accurately reflect our financial position or results of operations.

The unaudited pro forma financial information contained in “Note 3 - Acquisitions”  to the notes to our unaudited financial statements included in this Quarterly Report and the unaudited pro forma financing information included in our Current Report on Form 8-K dated August 1, 2019, was presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the Merger been completed on the dates indicated. The unaudited pro forma financial information was derived from our audited and unaudited historical financial statements along with those of Infiltrator Water Technologies, and certain adjustments and assumptions were made regarding the combined company after giving effect to the Merger. The assets and liabilities of Infiltrator Water Technologies were measured at fair value based on various preliminary estimates using assumptions that Infiltrator Water Technologies’ management believed to be reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Merger. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our common stock following the Merger.

Our level of indebtedness could adversely affect our business, financial conditions or results of operations and prevent us from fulfilling our obligations under the agreements governing the terms of our indebtedness.

As of September 30, 2019, we had, on a consolidated basis, total indebtedness (excluding capital lease obligations) of approximately $1,052 million (excluding $8.5 million of outstanding letters of credit), excluding $341.5 million of undrawn availability under the Revolving Credit Facility portion of the Senior Secured Credit Facility. Our indebtedness could have risks. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes and our Senior Secured Credit Facility;
•

increase our vulnerability to and compromise our flexibility to plan for, or react to, general adverse economic, industry or competitive conditions, including interest rate fluctuations, because a portion of our borrowings, will be at variable rates of interest;

•

cause us to be unable to meet the financial covenants contained in our debt agreements, or to generate cash sufficient to make required debt payments, which circumstances would have the potential of accelerating the maturity of some or all of our outstanding indebtedness;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, joint ventures and investments and other general corporate purposes, that could improve our competitive position, results of operations or share price;

•	require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

Advanced Drainage Systems, Inc.

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest;
•	increase our vulnerability to downturns or adverse changes in general economic, industry or competitive conditions and adverse changes in government regulations;
•

place us at a competitive disadvantage compared to our competitors that do not have the same level of indebtedness as we do and competitors that may be in a more favorable position to access additional capital resources;

•	limit our ability to execute business development and acquisition activities to support our strategies;
•

limit our ability to obtain additional indebtedness or equity financing for working capital, capital expenditures, service line development, debt service requirements, acquisitions and general corporate or other purposes due to applicable financial and restrictive covenants in our debt agreements; and

•	limit our ability to refinance our substantial indebtedness on more favorable terms.

We expect to pay expenses and to pay principal and interest on current and future debt from cash provided by from operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance and cash availability, which is subject in part to numerous economic, business and financial factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends, sell material assets or operations, obtain additional capital or restructure our debt.

We borrowed under our new Credit Agreement to finance our acquisition of Infiltrator Water Technologies. Any failure by us to comply with operating and financial restrictions and covenants under the Senior Secured Credit Facility could result in the accelerated maturity of debt obligations, which could materially and adversely affect our liquidity.

In connection with our acquisition of Infiltrator Water Technologies, we replaced our PNC Credit Agreement and Shelf Note Agreement with the Senior Secured Credit Facility under the new Credit Agreement, which was used to finance the acquisition of Infiltrator Water Technologies. The Credit Agreement contains numerous restrictive covenants that limit our discretion in the operation of our business, which could, in turn, have a materially adverse effect on our business, financial condition and results of operations. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required repayments under the Credit Agreement, or if we fail to comply with the requirements of the covenant pertaining to limitations on our indebtedness, we could trigger an event of default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in the Credit Agreement may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business. Our ability to comply with covenants contained in the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

The credit agreement governing our Senior Secured Credit Facility and the Indenture governing our Senior Notes each permit us and our subsidiaries to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured debt, in the future. Although the terms of the Indenture governing the Senior Notes offered hereby and the Credit Agreement governing our Senior Secured Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. As of September 30, 2019, after giving effect to the Transactions, we would have had, on a consolidated basis, total indebtedness (excluding capital lease obligations) of $1,052 million (excluding $8.5 million of outstanding letters of credit), excluding $341.5 million of undrawn availability under the Revolving Credit Facility portion of the Senior Secured Credit Facility. In addition,

Advanced Drainage Systems, Inc.

the Indenture governing the Senior Notes allows us to issue additional notes under certain circumstances and to incur other types of indebtedness, which will also be guaranteed by the subsidiary guarantors. In addition, the Indenture does prevent us from incurring certain other liabilities that do not constitute “Indebtedness” (as defined in the Indenture). If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries new face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund working capital, planned capital expenditures and expansion efforts and any strategic alliances or acquisitions we may make in the future depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, restructure or refinance our debt or sell assets. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Although we believe that our current cash position and the additional committed funding available under our Senior Secured Credit Facility is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions, and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

If financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The agreements and instruments governing our indebtedness impose or will impose restrictions that may limit our operating and financial flexibility.

The operating and financial covenants and restrictions in each of the Credit Agreement that governs the Senior Secured Credit Facility and the Indenture that governs the Senior Notes may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The agreements governing our indebtedness will restrict, subject to certain important exceptions and qualifications, our and our subsidiaries’ ability to, among other things:

Advanced Drainage Systems, Inc.

•	incur additional debt or issue certain disqualified stock and preferred stock;
•	create liens;
•	pay dividends or distributions or redeem or repurchase equity;
•	prepay subordinated debt or make certain investments;
•	transfer and sell assets;
•	engage in a consolidation or merger, or sell, transfer or otherwise dispose of all or substantially all of their assets;
•	enter into agreements that restrict dividends, loans and other distributions from our subsidiaries; and
•	enter into transactions with affiliates.

These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the agreements governing our Senior Secured Credit Facility will require us to comply with a financial maintenance covenant. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenant contained in the Credit Agreement. If we violate covenants under the Credit Agreement and are unable to obtain a waiver from our lenders, our indebtedness under our Senior Secured Credit Facility would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt.

If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the Senior Notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Item 2.Unregistered Sale of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended September 30, 2019. As of September 30, 2019, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of July 31, 2019, among Advanced Drainage Systems, Inc., ADS Ocean Merger Sub. Inc., Infiltrator Water Technologies Ultimate Holdings, Inc. and 2461461 Ontario Limited, an Ontario corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on August, 1 2019).

4.1

Indenture, dated September 23, 2019 among Advanced Drainage Systems Inc. each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (file No 001-36557) filed with the Securities Exchange Commission on September 23, 2019).

4.2

Form of 5.000% Senior Note Due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on September 23, 2019).

10.1

Credit Agreement, dated as of July 31, 2019, by and among Advanced Drainage Systems, Inc., Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto, Barclays Bank PLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, joint bookrunners, syndication agents and documentation agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on August 1, 2019.

10.2

Advanced Drainage Systems, Inc. Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on August 1, 2019).

10.3

First Amendment to Credit Agreement, by and among the Advanced Drainage Systems, Inc. the banks and other financial institutions or entities parties thereto, constituting all the Lenders under the Credit Agreement, the Issuing Lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on September 30, 2019).

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer