Form 10-Q
period 2019-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2020-02-06
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 30, 2020, the registrant had 68,785,918 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of January 30, 2020, 429,723 shares of unvested restricted common stock were outstanding and 22,070,882 shares of ESOP, preferred stock, convertible into 16,976,922 shares of common stock, were outstanding. As of January 30, 2020, 86,192,563 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash	$98,312	$8,891
Receivables (less allowance for doubtful accounts of $5,150 and $7,653, respectively)	156,973	186,991
Inventories	261,347	264,540
Other current assets	9,153	6,091
Total current assets	525,785	466,513
Property, plant and equipment, net	488,386	398,891
Other assets:
Goodwill	668,154	102,638
Intangible assets, net	498,113	37,177
Other assets	68,737	36,940
Total assets	$2,249,175	$1,042,159
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,954	$25,932
Current maturities of finance lease obligations	21,413	23,117
Accounts payable	78,292	93,577
Other accrued liabilities	106,527	61,901
Accrued income taxes	7,899	1,758
Total current liabilities	222,085	206,285
Long-term debt obligations (less unamortized debt issuance costs of $2,507 and $2,293, respectively)	991,267	208,602
Long-term finance lease obligations	48,604	61,555
Deferred tax liabilities	156,707	45,963
Other liabilities	34,112	19,119
Total liabilities	1,452,775	541,524
Commitments and contingencies (see Note 12)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 22,072 and 22,611 shares outstanding, respectively	275,896	282,638
Deferred compensation – unearned ESOP shares	(25,471)	(180,316)
Total mezzanine equity	250,425	102,322
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 69,260 and 57,964 shares issued, respectively; 68,775 and 57,490 shares outstanding, respectively	11,549	11,436
Paid-in capital	817,028	391,039
Common stock in treasury, at cost	(10,200)	(9,863)
Accumulated other comprehensive loss	(24,969)	(25,867)
Retained (deficit) earnings	(261,986)	17,582
Total ADS stockholders’ equity	531,422	384,327
Noncontrolling interest in subsidiaries	14,553	13,986
Total stockholders’ equity	545,975	398,313
Total liabilities, mezzanine equity and stockholders’ equity	$2,249,175	$1,042,159

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$393,424	$318,113	$1,303,037	$1,112,515
Cost of goods sold	270,066	245,714	926,703	845,052
Cost of goods sold - ESOP special dividend compensation	—	—	168,610	—
Gross profit	123,358	72,399	207,724	267,463
Operating expenses:
Selling	29,967	23,260	86,303	72,156
General and administrative	37,023	22,116	116,486	65,082
Selling, general and administrative - ESOP special dividend compensation	—	—	78,142	—
Loss on disposal of assets and costs from exit and disposal activities	1,755	144	4,466	1,572
Intangible amortization	13,593	1,976	24,435	5,945
Income (loss) from operations	41,020	24,903	(102,108)	122,708
Other expense:
Interest expense	13,191	5,695	70,787	14,028
Derivative loss (gains) and other expense (income), net	39	634	118	(86)
Income (loss) before income taxes	27,790	18,574	(173,013)	108,766
Income tax expense	4,032	2,490	22,855	28,968
Equity in net loss (income) of unconsolidated affiliates	99	(466)	(538)	225
Net income (loss)	23,659	16,550	(195,330)	79,573
Less: net income attributable to noncontrolling interest	371	738	149	2,811
Net income (loss) attributable to ADS	23,288	15,812	(195,479)	76,762
Weighted average common shares outstanding:
Basic	68,508	57,180	62,119	56,925
Diluted	69,298	57,685	62,119	57,482
Net income (loss) per share:
Basic	$0.28	$0.25	$(3.31)	$1.22
Diluted	$0.28	$0.25	$(3.31)	$1.20

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$23,659	$16,550	$(195,330)	$79,573
Currency translation (loss) gain	2,062	(5,642)	1,316	(7,617)
Comprehensive income (loss)	25,721	10,908	(194,014)	71,956
Less: other comprehensive (loss) income attributable to noncontrolling interest	604	(810)	418	(1,189)
Less: net income attributable to noncontrolling interest	371	738	149	2,811
Total comprehensive income (loss) attributable to ADS	$24,746	$10,980	$(194,581)	$70,334

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net (loss) income	$(195,330)	$79,573
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74,432	52,912
Deferred income taxes	(1,098)	2,316
Loss on disposal of assets and costs from exit and disposal activities	4,466	1,572
ESOP and stock-based compensation	27,365	16,142
ESOP special dividend compensation	246,752	—
Amortization of deferred financing charges	34,380	561
Inventory step up related to Infiltrator Water Technologies acquisition	7,880	—
Fair market value adjustments to derivatives	903	1,976
Equity in net (income) loss of unconsolidated affiliates	(538)	225
Other operating activities	(6,013)	(3,493)
Changes in working capital:
Receivables	50,865	16,768
Inventories	43,317	15,705
Prepaid expenses and other current assets	(1,417)	(2,562)
Accounts payable, accrued expenses, and other liabilities	10,354	(33,673)
Net cash provided by operating activities	296,318	148,022
Cash Flows from Investing Activities
Capital expenditures	(46,293)	(31,130)
Acquisition of Infiltrator Water Technologies, net of cash acquired	(1,089,322)	—
Other investing activities	(247)	1,109
Net cash used in investing activities	(1,135,862)	(30,021)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	1,300,000	—
Payments on Term Loan Facility	(1,300,000)	—
Proceeds from syndication of Term Loan Facility	700,000	—
Payments on syndicated Term Loan Facility	(50,000)	—
Proceeds from Senior Notes	350,000	—
Proceeds from Revolving Credit Agreement	177,900	—
Payments on Revolving Credit Agreement	(177,900)	—
Debt issuance costs	(34,606)	—
Proceeds from PNC Credit Agreement	253,900	331,600
Payments on PNC Credit Agreement	(388,300)	(376,600)
Payments on Prudential Senior Notes	(100,000)	(25,000)
Payments on finance lease obligations	(18,424)	(17,791)
Proceeds from common stock offering, net of offering costs	293,648	—
Acquisition of noncontrolling interest in BaySaver	—	(8,821)
Cash dividends paid	(83,846)	(21,084)
Proceeds from exercise of stock options	6,280	3,937
Other financing activities	(236)	(1,620)
Net cash provided by (used in) financing activities	928,416	(115,379)
Effect of exchange rate changes on cash	549	(451)
Net change in cash	89,421	2,171
Cash at beginning of period	8,891	17,587
Cash at end of period	$98,312	$19,758
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$9,450	$27,459
Cash paid for interest	23,992	11,506
Non-cash operating, investing and financing activities:
Balance in accounts payable for the acquisition of property, plant and equipment	4,129	2,381

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Redeemable Non-controlling Interest in	Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Subsidiaries	Equity
Balance at October 1, 2018	57,525	$11,433	$381,475	441	$(9,035)	$(22,843)	$11,631	$372,661	$16,790	$389,451	22,810	$285,117	14,836	$(185,376)	$8,968	$108,709
Net income	—	—	—	—	—	—	15,812	15,812	738	16,550	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(4,832)	—	(4,832)	(810)	(5,642)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(467)	(467)	—	(467)	—	—	—	—	—	—
Common stock dividends ($0.08 per share)	—	—	—	—	—	—	(4,621)	(4,621)	—	(4,621)	—	—	—	—	—	—
Dividend paid to non-controlling interest holder	—	—	—	—	—	—	—	—	(3,825)	(3,825)	—	—	—	—	(740)	(740)
Allocation of ESOP shares to participants for compensation	—	—	328	—	—	—	—	328	—	328	—	—	(192)	2,396	—	2,396
Exercise of common stock options	35	—	464	2	(63)	—	—	401	—	401	—	—	—	—	—	—
Restricted stock awards	74	—	—	1	(19)	—	—	(19)	—	(19)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,658	—	—	—	—	1,658	—	1,658	—	—	—	—	—	—
Acquisition of noncontrolling interest in BaySaver	—	—	(625)	—	—	—	(338)	(963)	—	(963)	—	—	—	—	(8,228)	(8,228)
Balance at December 31, 2018	57,634	$11,433	$383,300	444	$(9,117)	$(27,675)	$22,017	$379,958	$12,893	$392,851	22,810	$285,117	14,644	$(182,980)	$—	$102,137
Balance at April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	—	—	76,762	76,762	1,979	78,741	—	—	—	—	832	832
Other comprehensive income	—	—	—	—	—	(6,428)	—	(6,428)	(1,189)	(7,617)	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,442)	(1,442)	—	(1,442)	—	—	—	—	—	—
Common stock dividends ($0.24 per share)	—	—	—	—	—	—	(13,751)	(13,751)	—	(13,751)	—	—	—	—	—	—
Dividend paid to non-controlling interest holder	—	—	—	—	—	—	—	—	(4,560)	(4,560)	—	—	—	—	(1,075)	(1,075)
Allocation of ESOP shares to participants for compensation	—	—	3,925	—	—	—	—	3,925	—	3,925	—	—	(575)	7,188	—	7,188
Exercise of common stock options	277	2	3,937	28	(767)	—	—	3,172	—	3,172	—	—	—	—	—	—
Restricted stock awards	93	1	—	3	(73)	—	—	(72)	—	(72)	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,029	—	—	—	—	5,029	—	5,029	—	—	—	—	—	—
ESOP distribution in common stock	375	4	6,126	—	—	—	—	6,130	—	6,130	(490)	(6,130)	—	—	—	(6,130)
Acquisition of noncontrolling interest in BaySaver	—	—	(625)	—	—	—	(338)	(963)	—	(963)	—	—	—	—	(8,228)	(8,228)
Balance at December 31, 2018	57,634	$11,433	$383,300	444	$(9,117)	$(27,675)	$22,017	$379,958	$12,893	$392,851	22,810	$285,117	14,644	$(182,980)	$—	$102,137

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at October 1, 2019	68,746	$11,545	$800,947	484	$(10,162)	$(26,427)	$(277,725)	$498,178	$13,578	$511,756	22,383	$279,785	2,312	$(28,565)	$251,220
Net income	—	—	—	—	—	—	23,288	23,288	371	23,659	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,458	—	1,458	604	2,062	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,335)	(1,335)	—	(1,335)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,214)	(6,214)	—	(6,214)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,317	—	—	—	—	4,317	—	4,317	—	—	(248)	3,094	3,094
Exercise of common stock options	273	2	3,850	—	—	—	—	3,852	—	3,852	—	—	—	—	—
Restricted stock awards	2	—	—	1	(38)	—	—	(38)	—	(38)	—	—	—	—	—
Stock-based compensation expense	—	—	3,872	—	—	—	—	3,872	—	3,872	—	—	—	—	—
ESOP distribution in common stock	239	2	3,887	—	—	—	—	3,889	—	3,889	(311)	(3,889)	—	—	(3,889)
Other	—	—	155	—	—	—	—	155	—	155	—	—	—	—	—
Balance at December 31, 2019	69,260	$11,549	$817,028	485	$(10,200)	$(24,969)	$(261,986)	$531,422	$14,553	$545,975	22,072	$275,896	2,064	$(25,471)	$250,425
Balance at April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313	22,611	$282,638	14,452	$(180,316)	$102,322
Net loss	—	—	—	—	—	—	(195,479)	(195,479)	149	(195,330)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	898	—	898	418	1,316	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(9,530)	(9,530)	—	(9,530)	—	—	—	—	—
Common stock dividends ($1.27 per share)	—	—	—	—	—	—	(74,559)	(74,559)	—	(74,559)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	9,199	—	—	—	—	9,199	—	9,199	—	—	(743)	9,282	9,282
ESOP special dividend compensation	—	—	101,189	—	—	—	—	101,189	—	101,189	—	—	(11,645)	145,563	145,563
Exercise of common stock options	441	4	6,280	7	(207)	—	—	6,077	—	6,077	—	—	—	—	—
Restricted stock awards	90	1	—	4	(130)	—	—	(129)	—	(129)	—	—	—	—	—
Stock-based compensation expense	—	—	8,884	—	—	—	—	8,884	—	8,884	—	—	—	—	—
ESOP distribution in common stock	415	4	6,738	—	—	—	—	6,742	—	6,742	(539)	(6,742)	—	—	(6,742)
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648	—	—	—	—	—
Other	—	—	155	—	—	—	—	155	—	155	—	—	—	—	—
Balance at December 31, 2019	69,260	$11,549	$817,028	485	$(10,200)	$(24,969)	$(261,986)	$531,422	$14,553	$545,975	22,072	$275,896	2,064	$(25,471)	$250,425

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

The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products and Other.

Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2019 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2019 (“Fiscal 2019 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2019 and the results of operations and cash flows for the three and nine months ended December 31, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2019 Form 10-K.

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

Recent Accounting Guidance Not Yet Adopted

Measurement of Credit Losses - In June 2016, the FASB issued an ASU which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This standard requires the use of an impairment model referred to as the current expected credit loss model. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is required to adopt this standard effective April 1, 2020. The Company has formed an internal stakeholder group and is currently evaluating the impact of this standard on the Condensed Consolidated Financial Statements.

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2019 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which concluded during fiscal 2019. The Company does not currently have a specified restructuring plan. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Accelerated depreciation	$—	$—	$—	$430
Plant severance	—	39	—	122
Headcount reduction	—	237	—	237
Product optimization	—	48	—	351
Other restructuring activities	—	114	—	316
Total 2018 Restructuring Plan activities	$—	$438	$—	$1,456
Loss (gain) on other disposals and partial disposals of property, plant and equipment	894	(294)	2,045	116
Acquisition related severance and other costs	861	—	2,421	—
Total loss on disposal of assets and costs from exit and disposal activities	$1,755	$144	$4,466	$1,572

Advanced Drainage Systems, Inc.

Approximately $0.3 million and $1.1million of the Total 2018 Restructuring Plan activities related to the Pipe reporting segment for the three and nine months ended December 31, 2018, respectively. There was $0.1 million and $0.4 million of the Total 2018 Restructuring Plan activities related to the International reporting segment for the three and nine months ended December 31, 2018, respectively.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan at December 31, 2019 and 2018 is as follows:

	Nine Months Ended December 31,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$1,696	$3,901
Expenses	—	316
Non-cash expenses	—	359
Payments	(1,008)	(2,497)
Balance at the end of the period	$688	$2,079

As of December 31, 2019, the Company had $0.2 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.
3.	ACQUISITIONS

Acquisition of Infiltrator Water Technologies - On July 31, 2019 (the “Closing Date”), the Company completed its Acquisition of Infiltrator Water Technologies pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 31, 2019. Infiltrator Water Technologies manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The total fair value of consideration transferred was $1,147.2 million. The Merger Agreement was funded through the Bridge Loan Facility as further described in “Note 11. Debt”. The results of operations of Infiltrator Water Technologies are included in the Condensed Consolidated Statements of Operations after July 31, 2019.

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

(Amounts in thousands)	Initial Amount	Increase to Purchase Price	Adjustments to Property, Plant and Equipment	Intangible Assets	Tax Adjustments	Updated Amount
Cash	$57,375	$—	$—	$—	$—	$57,375
Total current assets, excluding cash	75,847	—	—	—	—	75,847
Property, plant and equipment, net	98,860	—	(6,575)	—	—	92,285
Goodwill	567,034	704	6,575	(10,000)	832	565,145
Intangible assets, net	475,000	—	—	10,000	—	485,000
Other assets	14,366	—	—	—	—	14,366
Total current liabilities	(22,756)	—	—	—	—	(22,756)
Deferred tax liabilities	(109,926)	—	—	—	(832)	(110,758)
Other liabilities	(9,274)	—	—	—	—	(9,274)
Total fair value of consideration transferred	$1,146,526	$704	$—	$—	$—	$1,147,230

Advanced Drainage Systems, Inc.

The fair value of consideration transferred includes $6.0 million of Infiltrator Water Technologies payable to the Company and $6.6 million of Infiltrator Water Technologies receivable due from the Company.

The goodwill of $565.1 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected revenue synergies, as well as operating efficiencies and cost savings. The goodwill is not deductible for tax purposes and is assigned to the Infiltrator Water Technologies segment.

Of the $110.8 million of preliminary purchase price allocated to deferred tax liabilities, $60.7 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $60.7 million, $58.1 million was attributed to intangible assets.  See “Note 13. Income Taxes” for additional information.

The purchase price excludes transaction costs. During the three and nine months ended December 31, 2019, the Company incurred $1.8 million and $22.6 million, respectively, of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. The Company estimates approximately $7.3 million of transaction costs during the nine months ended December 31, 2019 were not deductible for tax purposes. These costs are included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income.

The identifiable intangible assets recorded in connection with the closing of the Acquisition are based on valuations including customer relationships, patents and developed technology, and tradename and trademarks totaling $485.0 million. Customer relationships are amortized using an accelerated method over an estimated useful life of 15 years. Patents and developed technology and tradename and trademarks are on a straight-line basis over the respective useful lives of 10 and 20 years.

(Amounts in thousands)	Preliminary fair value	Estimated useful lives
Customer relationships	$270,000	15 years
Patents and developed technology	150,000	10 years
Tradename and trademarks	65,000	20 years
Total identifiable intangible assets	$485,000

The net sales of Infiltrator Water Technologies since the acquisition are included in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 were $58.5 million and $111.2 million, respectively. The income before taxes of Infiltrator Water Technologies since the acquisition are included in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 were $7.3 million and $14.2 million, respectively

Advanced Drainage Systems, Inc.

The unaudited pro forma information for the three and nine months ended December 31, 2019 and 2018 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator Water Technologies and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator Water Technologies. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2019	2018	2019	2018
Net sales	$393,424	$364,365	$1,389,440	$1,281,898
Net income (loss) attributable to ADS	24,630	6,481	(146,147)	12,501

4.	REVENUE RECOGNITION

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of December 31, 2019 and March 31, 2019:

	December 31, 2019	March 31, 2019
	(In thousands)
Contract asset - product returns	$942	$646
Refund liability	2,204	1,372

Advanced Drainage Systems, Inc.

5.	LEASES

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

Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 30 years. A portion of the Company’s yard leases include an option to extend the leases for up to 5 years. The Company has included renewal options which are reasonably certain to be excised in its right-of-use assets and lease liabilities.

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

Advanced Drainage Systems, Inc.

Lease Cost - The components of lease cost for the three and nine months ended December 31, 2019 was:

(Amounts in thousands)	Income Statement Classification	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease cost
Operating lease cost	Cost of goods sold	$1,382	$3,509
Operating lease cost	General and administrative	259	748
Short-term lease cost	Cost of goods sold	712	2,036
Total operating lease cost		$2,353	$6,293
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	3,808	13,707
Amortization of right-of-use assets	General and administrative	356	1,073
Interest on lease liabilities	Interest expense	1,116	3,443
Total finance lease cost		$5,280	$18,223

Supplemental cash flow information related to leases for the nine months ended December 31, 2019 was as follows:

(Amounts in thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,257
Operating cash flows from finance leases	3,603
Financing cash flows from finance leases	18,424
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,729
Finance leases(a)	3,238
(a)	The Company acquired $19.9 million of property, plant and equipment under finance leases in the nine months ended December 31, 2018.

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

(Amounts in thousands)	Balance Sheet Classification	2019
Operating leases
Right-of-use assets	Other assets	$23,208
Current lease liabilities	Other accrued liabilities	7,532
Non-current lease liabilities	Other liabilities	15,752
Total operating lease liabilities		$23,284
Finance leases
Right-of-use assets	Property, plant and equipment	96,449
Current lease liabilities	Current maturities of finance lease obligations	21,413
Non-current lease liabilities	Long-term finance lease obligations	48,604
Total finance lease liabilities		$70,017

Weighted average lease term
Operating leases		7.43
Finance leases		10.80
Weighted average discount rate
Operating leases		3.55%
Finance leases		5.56%

Advanced Drainage Systems, Inc.

The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of December 31, 2019:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$7,284	$24,514
Year 2	5,664	20,294
Year 3	3,235	14,301
Year 4	2,201	9,032
Year 5	1,514	5,244
Thereafter	6,369	5,626
Total minimum lease payments	$26,267	$79,011
Less: amount representing interest	2,983	8,994
Present value of net minimum lease payments	$23,284	$70,017

Disclosures Related to Periods Prior to Adoption of ASC 842

As of March 31, 2019, total contractual obligations for capital and operating leases were as follows:

(Amounts in thousands)	Operating Leases	Capital Leases
2020	$4,159	$26,604
2021	2,924	22,507
2022	1,814	18,064
2023	690	11,721
2024	325	7,143
Thereafter	2,236	8,198
Total minimum lease payments	$12,148	$94,237
Less: amount representing interest	—	9,565
Present value of net minimum lease payments	$12,148	$84,672

6.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	December 31, 2019	March 31, 2019
	(In thousands)
Raw materials	$63,349	$47,910
Finished goods	197,998	216,630
Total inventories	$261,347	$264,540

There were no work-in-process inventories as of the periods presented.

7.	FAIR VALUE MEASUREMENT

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

Advanced Drainage Systems, Inc.

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$172	$—	$172	$—
Total assets at fair value on a recurring basis	$172	$—	$172	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$141	$—	$141	$—
Contingent consideration for acquisitions	80	—	—	80
Total liabilities at fair value on a recurring basis	$221	$—	$141	$80

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$189	$—	$189	$—
Interest rate swaps	1,088	—	1,088	—
Total assets at fair value on a recurring basis	$1,277	$—	$1,277	$—
Liabilities:
Derivative liability - diesel fuel contracts	$283	$—	$283	$—
Foreign exchange contracts	60	—	60	—
Contingent consideration for acquisitions	203	—	—	203
Total liabilities at fair value on a recurring basis	$546	$—	$343	$203

For the nine months ended December 31, 2019 and 2018, respectively, there were no transfers in or out of Levels 1, 2 or 3.

Valuation of Contingent Consideration for Acquisitions - The method used to price these liabilities is considered Level 3. Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the periods presented were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at the beginning of the period	$80	$325	$203	$578
Change in fair value	—	6	40	15
Payments of contingent consideration liability	—	(103)	(163)	(365)
Balance at the end of the period	$80	$228	$80	$228

Advanced Drainage Systems, Inc.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 11. Debt”) were $350.0 million and $362.1 million, respectively, as of December 31, 2019. The fair value of the Senior Notes was determined based on a quoted market data for the Company’s Senior Notes. The categorization of the framework used to evaluate the Senior Notes is considered Level 2.

The carrying and fair value of the Company’s Prudential Senior Notes (as defined below and further discussed in “Note 13. Debt” to the Company’s audited financial statements included in the Fiscal 2019 Form 10-K) were zero at December 31, 2019, and $100.0 million and $98.9 million, respectively, at March 31, 2019. The fair value of the Prudential Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including debt under the Term Loan Facility and PNC Credit Agreement (as defined below), is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.
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

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Diesel fuel option collars	$(93)	$1,067	$(17)	$1,209
Interest rate swaps	—	1,810	1,726	767
Foreign exchange forward contracts	—	35	(7)	35
Total net unrealized mark-to-market (gains) loss	$(93)	$2,912	$1,702	$2,011
Diesel fuel option collars	—	(126)	157	(700)
Foreign exchange forward contracts	—	(73)	102	(163)
Interest rate swaps	—	(99)	544	(191)
Total net realized loss (gains)	$—	$(298)	$803	$(1,054)

A summary of the fair value of derivatives is included in “Note 7. Fair Value Measurement.”

Advanced Drainage Systems, Inc.

9.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2019	2018	2019	2018
NET INCOME PER SHARE—BASIC:
Net income (loss) attributable to ADS	$23,288	$15,812	$(195,479)	$76,762
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(1,334)	(467)	(9,530)	(1,442)
Dividends paid to unvested restricted stockholders	(3)	(25)	(335)	(55)
Net income (loss) available to common stockholders and participating securities	21,951	15,320	(205,344)	75,265
Undistributed income allocated to participating securities	(2,822)	(1,027)	—	(6,048)
Net income (loss) available to common stockholders – Basic	$19,129	$14,293	$(205,344)	$69,217
Weighted average number of common shares outstanding – Basic	68,508	57,180	62,119	56,925
Net income (loss) per common share – Basic	$0.28	$0.25	$(3.31)	$1.22
NET INCOME PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Diluted	$19,129	$14,293	$(205,344)	$69,217
Weighted average number of common shares outstanding – Basic	68,508	57,180	62,119	56,925
Assumed exercise of stock options	641	505	—	557
Restricted stock	149	—	—	—
Weighted average number of common shares outstanding – Diluted	69,298	57,685	62,119	57,482
Net income (loss) per common share – Diluted	$0.28	$0.25	$(3.31)	$1.20
Potentially dilutive securities excluded as anti-dilutive	14,915	6,079	14,084	6,068

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

Stockholders’ Equity - The Company did not repurchase any shares of common stock during the three and nine months ended December 31, 2019 and 2018. In February 2017, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of December 31, 2019, approximately $42.1 million of common stock may be repurchased under the

Advanced Drainage Systems, Inc.

authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During the three months ended June 30, 2019, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09 per share. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Consolidated Statement of Operations. The Company’s ESOP is further described in “Note 16. Employee Benefit Plans” to the Company’s audited financial statements included in the Fiscal 2019 Form 10-K.
10.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The other joint venture partner indemnifies the Company for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of December 31, 2019, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of December 31, 2019. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of December 31, 2019 and March 31, 2019, the outstanding principal balances of the credit facility including letters of credit were $10.6 million and $12.3 million, respectively. As of December 31, 2019, there were no U.S. dollar denominated loans. The weighted average interest rate as of December 31, 2019 was 5.3% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe and other product sales to ADS and its other related parties, which totaled $0.1 million and $0.6 million for the three and nine months ended December 31, 2019, and $0.4 million and $1.1 million for the three and nine months ended December 31, 2018. ADS pipe sales to the South American Joint Venture were $0.4 million and $0.8 million

Advanced Drainage Systems, Inc.

for the three and nine months ended December 31, 2019, and $0.3 million and $0.8 million for the three and nine months ended December 31, 2018, respectively.

Tigre USA - Tigre USA was a joint venture that ADS no longer has an ownership interest in, but the owner is the partner for the South American Joint Venture.

ADS purchased $0.4 million and $1.6 million of Tigre USA manufactured products for use in the production of ADS products during the three and nine months ended December 31, 2019. ADS purchased $0.3 million and $1.5 million of Tigre USA manufactured products for use in the production of ADS products during the three and nine months ended December 31, 2018.
11.	DEBT

Long-term debt as of the periods presented consisted of the following:

	December 31, 2019	March 31, 2019
	(In thousands)
Term Loan Facility	$650,000	$—
Senior Notes	350,000	—
Revolving Credit Facility	—	—
PNC Credit Agreement	—	134,400
Prudential Senior Notes	—	100,000
Equipment financing	1,728	2,427
Total	1,001,728	236,827
Unamortized debt issuance costs	(2,507)	(2,293)
Current maturities	(7,954)	(25,932)
Long-term debt obligation	$991,267	$208,602

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

Advanced Drainage Systems, Inc.

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

As a result of this borrowing, on July 31, 2019, the Company initially capitalized approximately $46.9 million of deferred financing fees associated with the Bridge Credit Facility. This amount was later reduced by $14.9 million due to refunds received by ADS. The remaining deferred financing costs were written off due to loss on early extinguishment of debt resulting from the $300.0 million principal payment primarily from the Common Stock Offering, $300.0 million principal payment from the issuance of Senior Notes due 2027, and $700.0 million principal payment from the issuance of the Senior Secured Credit Facility on September 24, 2019. These financings resulted in the Company treating the Bridge Credit Facility as having been extinguished and replaced with the Common Stock Offering, Senior Notes due 2027 and the syndicated Senior Secured Credit Facility for accounting purposes under ASC 470-50. The loss on early extinguishment of debt, which is included in interest expense in the Company's Condensed Consolidated Statements of Operations, primarily reflects the write-off of unamortized debt issuance costs and discounts.

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

As a result of the repayment described above, the Company expensed approximately $4.2 million primarily consisting of prepayment premium or penalty associated with the debt payoff activity and the write-off of unamortized deferred financing fees, as the payoff meets the criteria to be accounted for as a debt extinguishment.

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

Interest on the Senior Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.0% per annum. The Senior Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Bridge Loan Facility. The deferred financing costs associated with the Senior Notes totaled $2.1 million and are recorded as a direct reduction from the carrying amount of the related debt.

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

The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). Letters of credit outstanding at December 31, 2019 amounts to $8.5 million and reduced the availability of the Revolving Credit Facility.

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

The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured Credit Facility. As of December 31, 2019, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.

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

Principal Maturities – Maturities of long-term debt (excluding interest and deferred financing costs) as of December 31, 2019 are summarized below:

	Twelve Months Ended December 31,
(Amounts in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Principal maturities	$7,954	$7,758	$7,016	$7,000	$7,000	$965,000	$1,001,728

12.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments as of December 31, 2019.

The Company enters into equipment purchase contracts with manufacturers. Under such non-cancelable purchase contracts in place at December 31, 2019, the Company has agreed to purchase equipment to be delivered in fourth quarter of fiscal 2020 at a committed purchase cost of $1.5 million.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2019 and 2018, the Company utilized an effective tax rate of 14.5% and 13.4%, respectively, to calculate its provision for income taxes. Discrete income tax benefits related to the release of tax reserves due to the lapse of statute of limitations decreased the rate for the three months ended December 31, 2019 and 2018. Consistent with the three months ended December 31, 2018, state and local income taxes increased the effective rate for the three months ended December 31, 2019.

For the nine months ended December 31, 2019 and 2018, the Company utilized an effective tax rate of (13.2%) and 26.6%, respectively, to calculate its provision for income taxes. The special dividend paid on June 14, 2019 and the transaction costs related to the Acquisition resulted in large pre-tax losses for the nine months ended December 31, 2019, that did not occur in the comparison period. The effective tax rate for the nine months ended December 31, 2019 differed from the federal statutory rate primarily due to a $60.7 million discrete income tax expense. This discrete event related to the 11.6 million shares allocated from the ESOP as a result of the special dividend and the Company recognizing approximately $246.8 million in additional stock-based compensation expense. Of the total stock-based compensation expense, approximately $237.6 million related to non-deductible stock appreciation. This discrete event reduced the effective tax rate by 35.1%. Additionally, the Company recognized tax expense of approximately $1.8 million related to non-deductible transaction costs related to the acquisition of Infiltrator Water Technologies. Consistent with the nine months ended December 31, 2018, state and local income taxes increased the rate for the nine months ended December 31, 2019.

As discussed in “Note 3. Acquisitions”, the Company acquired Infiltrator Water Technologies on July 31, 2019. The unrecognized tax benefits increased by $1.4 million during the quarter ended September 30, 2019, related to positions taken by Infiltrator Water Technologies prior to the Acquisition. Infiltrator Water Technologies was previously indemnified for this position. For the three months ended December 31, 2019, the unrecognized tax benefits decreased by $1.4 million and the indemnification was removed. Lastly, as part of the purchase price, approximately $110.8 million was attributed to deferred tax liabilities. Of the $110.8 million, $60.7 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $60.7 million, $58.1 million was attributed to intangibles.

Advanced Drainage Systems, Inc.

14.	STOCK-BASED COMPENSATION

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Component of income before income taxes:
Cost of goods sold	$319	$84	$620	$228
Selling expenses	49	48	284	134
General and administrative expenses	3,504	1,526	7,980	4,667
Total stock-based compensation expense	$3,872	$1,658	$8,884	$5,029

The following table summarizes stock-based compensation expense by award type for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$701	$516	$1,952	$2,084
Restricted Stock	1,075	574	2,674	1,548
Performance Units	1,776	289	3,349	621
Non-Employee Directors	320	279	909	776
Total stock-based compensation expense	$3,872	$1,658	$8,884	$5,029

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

Advanced Drainage Systems, Inc.

Restricted Stock - During the three and nine months ended December 31, 2019, the Company granted 0.1 million and 0.3 million shares of restricted stock with a grant date fair value of $2.9 million and $9.9 million, respectively.

Performance Units – Prior to the Acquisition, the Company granted 0.1 million performance units, subject to performance and services conditions. The grant date fair value of the performance units was $3.4 million, based on the market price of the Company’s common stock at the date of the grant. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free Cash Flow for the performance period. During the three months ended December 31, 2019, the Company modified the achievement levels of the awards due to the Acquisition. The modification did not result in any incremental compensation expense. The performance units have a 3-year performance period from April 1, 2019 through March 31, 2022. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

During the three months ended December 31, 2019, the Company granted 0.1 million units with a grant date fair value of $2.8 million, subject to achieving predetermined synergies of the now consolidated legacy ADS business and Infiltrator Water Technologies. The Company further granted 0.1 million units with a grant date fair value of $2.7 million, subject to performance conditions of the Infiltrator Water Technologies reportable segment. For the performance units based on the Infiltrator Water Technologies reportable segment, 75% of the award is based upon the achievement of certain levels of Infiltrator Water Technologies Adjusted EBITDA for the performance period and 25% is based upon the achievement of certain levels of Infiltrator Water Technologies Free Cash Flow for the performance period. These two performance unit grants have a 3-year performance period from August 1, 2019 through March 31, 2022.

Options - During the nine months ended December 31, 2019, the Company granted 0.3 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $2.7 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the nine months ended December 31, 2019:

Nine Months Ended December 31,
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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2019			December 31, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$207,897	$(342)	$207,555	$196,675	$—	$196,675
Infiltrator Water Technologies	72,083	(13,549)	58,534	—	—	—
International
International - Pipe	28,340	—	28,340	29,580	—	29,580
International - Allied Products	10,114	—	10,114	9,354	—	9,354
Total International	38,454	—	38,454	38,934	—	38,934
Allied Products & Other	88,881	—	88,881	82,504	—	82,504
Intersegment Eliminations	(13,891)	13,891	—	—	—	—
Total Consolidated	$393,424	$—	$393,424	$318,113	$—	$318,113

	Nine Months Ended
	December 31, 2019			December 31, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$751,483	$(684)	$750,799	$688,025	$—	$688,025
Infiltrator Water Technologies	136,972	(25,738)	111,234	—	—	—
International
International - Pipe	92,242	—	92,242	108,036	—	108,036
International - Allied Products	33,330	—	33,330	31,533	—	31,533
Total International	125,572	—	125,572	139,569	—	139,569
Allied Products & Other	315,432	—	315,432	284,921	—	284,921
Intersegment Eliminations	(26,422)	26,422	—	—	—	—
Total Consolidated	$1,303,037	$—	$1,303,037	$1,112,515	$—	$1,112,515

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Segment adjusted gross profit
Pipe	$61,025	$41,696	$192,764	$153,723
Infiltrator Water Technologies	34,735	—	64,879	—
International	9,066	9,257	29,134	31,131
Allied Products & Other	42,818	37,656	157,626	133,828
Intersegment Elimination	(881)	—	(1,859)	—
Total	$146,763	$88,609	$442,544	$318,682
Depreciation and amortization
Pipe	$11,522	$11,772	$34,626	$35,802
Infiltrator Water Technologies	2,563	—	4,422	—
International	1,462	1,480	4,559	4,501
Allied Products & Other(a)	15,625	4,297	30,825	12,609
Total	$31,172	$17,549	$74,432	$52,912
Capital expenditures
Pipe	$7,790	$10,122	$24,147	$24,138
Infiltrator Water Technologies	12,499	—	16,382	—
International	191	1,111	2,068	2,919
Allied Products & Other(a)	191	598	3,696	4,073
Total	$20,671	$11,831	$46,293	$31,130
(a)	Includes depreciation and amortization and capital expenditures not allocated to a reportable segment.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$123,358	$72,399	$207,724	$267,463
Depreciation and amortization	16,025	14,266	45,417	43,338
ESOP and stock-based compensation expense	5,273	1,944	12,913	7,881
ESOP special dividend compensation	—	—	168,610	—
Inventory step up related to Infiltrator Water Technologies acquisition	2,107	—	7,880	—
Total Segment Adjusted Gross Profit	$146,763	$88,609	$442,544	$318,682

16.	SUBSEQUENT EVENTS

Common Stock Dividend - During the fourth quarter of fiscal 2020, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on March 16, 2020 to stockholders of record at the close of business on March 2, 2020.

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

Executive Summary

Third Quarter Fiscal 2020 Results

•	Net sales increased 23.7% to $393.4 million
•	Net income of $23.7 million as compared to $16.6 million in the prior year
•	Adjusted EBITDA, a non-GAAP measure, increased 88.5% to $91.3 million

Net sales increased $75.3 million, or 23.7%, to $393.4 million, as compared to $318.1 million in the prior year. Domestic pipe sales increased $11.2 million, or 5.7%, to $207.9 million. Allied & Other sales increased $6.4 million, or 7.7%, to $88.9 million. These increases were driven by strong performance in both the U.S. construction and agriculture end markets. Infiltrator Water Technologies contributed an additional $72.1 million to net sales in the quarter.

Gross profit increased $51.0 million, or 70.4%, to $123.4 million as compared to $72.4 million in the prior year. The increase is primarily due to the acquisition of Infiltrator Water Technologies, favorable material cost and increases in both pipe and allied product sales.

Adjusted EBITDA increased $42.9 million, or 88.5%, to $91.3 million, as compared to $48.4 million in the prior year. The increase is primarily due to the factors mentioned above. Infiltrator Water Technologies contributed an additional $26.5 million to Adjusted EBITDA in the quarter. As a percentage of net sales, Adjusted EBITDA was 23.2% as compared to 15.2% in the prior year.

Advanced Drainage Systems, Inc.

Year-to-Date Fiscal 2020 Results

•	Net sales increased 17.1% to $1,303.0 million
•	Net loss of $195.3 million as compared to net income of $79.6 million in the prior year
o	Includes $246.8 million of additional ESOP stock-based compensation expense due to the ESOP special dividend
•	Adjusted EBITDA increased 48.5% to $289.8 million
•	Cash provided by operating activities increased $148.3 million to $296.3 million
•	Free cash flow, a non-GAAP measure, increased $133.1 million to $250.0 million

Net sales increased $190.5 million, or 17.1%, to $1,303.0 million, as compared to $1,112.5 million in the prior year. Domestic pipe sales increased $63.5 million, or 9.2%, to $751.5 million. Allied & Other sales increased $30.5 million, or 10.7%, to $315.4 million. These increases were driven by strong performance in both the U.S. construction and agriculture end markets. International net sales decreased $14.0 million or 10.0% to $125.6 million as compared to $139.6 million in the prior year, driven primarily by a decrease in net sales at ADSM. Infiltrator Water Technologies contributed an additional $137.0 million to net sales.

As part of the Company’s capital allocation strategy, the Company paid a dividend of $1.09 per share in the first quarter of fiscal 2020, including a $1.00 special dividend to all shareholders of record. The ESOP used a portion of its proceeds to payback a portion of its loan from the Company, resulting in an allocation of approximately 11.6 million shares to participants and $246.8 million of non-cash, stock-based compensation expense. The Company recorded $168.6 million of this expense in Cost of goods sold – ESOP special dividend compensation and $78.1 million of this expense in Selling, general and administrative – ESOP special dividend compensation.

Gross profit decreased $59.7 million to $207.7 million due to the $168.6 million ESOP compensation expense described above. Excluding the one-time ESOP compensation, gross profit increased $108.9 million, or 40.7%, primarily due to an increase in both pipe and allied product sales as well as favorable pricing and material cost. This was partially offset by unfavorable inventory absorption rates due to retention of key manufacturing employees during the fourth quarter of fiscal 2019 despite lower production volume.

Advanced Drainage Systems, Inc.

Results of Operations

Comparison of the Three Months ended December 31, 2019 to the Three Months ended December 31, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended December 31, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended December 31,
	2019		2018
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$393,424	100.0%	$318,113	100.0%
Cost of goods sold	270,066	68.6	245,714	77.2
Gross profit	123,358	31.4	72,399	22.8
Selling	29,967	7.6	23,260	7.3
General and administrative	37,023	9.4	22,116	7.0
Loss on disposal of assets and costs from exit and disposal activities	1,755	0.4	144	—
Intangible amortization	13,593	3.5	1,976	0.6
Income from operations	41,020	10.4	24,903	7.8
Interest expense	13,191	3.4	5,695	1.8
Derivative loss and other expense, net	39	—	634	0.2
Income before income taxes	27,790	7.1	18,574	5.8
Income tax expense	4,032	1.0	2,490	0.8
Equity in net loss (income) of unconsolidated affiliates	99	—	(466)	(0.1)
Net income	23,659	6.0	16,550	5.2
Less: net income attributable to noncontrolling interest	371	0.1	738	0.2
Net income attributable to ADS	$23,288	5.9%	$15,812	5.0%

Net sales - Net sales increased by $75.3 million, of which $58.5 million represented sales from Infiltrator Water Technologies. Net sales excluding Infiltrator Water Technologies are referred to as organic sales, a non-GAAP measure.

	Three Months Ended
	December 31, 2019			December 31, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$207,897	$(342)	$207,555	$196,675	$—	$196,675
Infiltrator Water Technologies	72,083	(13,549)	58,534	—	—	—
International
International - Pipe	28,340	—	28,340	29,580	—	29,580
International - Allied Products	10,114	—	10,114	9,354	—	9,354
Total International	38,454	—	38,454	38,934	—	38,934
Allied Products & Other	88,881	—	88,881	82,504	—	82,504
Intersegment Eliminations	(13,891)	13,891	—	—	—	—
Total Consolidated	$393,424	$—	$393,424	$318,113	$—	$318,113
•

Pipe net sales to all customers for the three months ended December 31, 2019 increased by $11.2 million, or 5.7%, compared to the three months ended December 31, 2018. The increase was due to an increase in

Advanced Drainage Systems, Inc.

pipe volume resulting in a $13.4 million increase in sales offset by a $2.6 million decrease as a result of price and product mix.
•

Infiltrator Water Technologies net sales to all customers increased by $72.1 million. The Company acquired Infiltrator Water Technologies in fiscal year 2020 and therefore did not report any Infiltrator Water Technologies sales in the three months ended December 31, 2018.

•

International net sales for the three months ended December 31, 2019 decreased by $0.5 million, or 1.2%, compared to the three months ended December 31, 2018. The decrease was primarily attributable to a $1.2 million decrease in International Pipe Sales, attributable to volume decreases, offset by a $0.7 million increase in International Allied Product sales.

•

Allied Products & Other net sales for the three months ended December 31, 2019 increased by $6.4 million, or 7.7%, compared to the three months ended December 31, 2018. The increase was due to an increase in price and product mix of $4.0 million and an increase in sales volume of $1.8 million.

Cost of goods sold and Gross profit - Cost of goods sold increased by $24.4 million, or 9.9%, and gross profit increased by $51.0 million, or 70.4%, in the three months ended December 31, 2019 over the comparable period in the previous year. Gross profit excluding Infiltrator Water Technologies, referred to as organic gross profit, a Non-GAAP measure, increased 30.2%.

	For the Three Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(In thousands)
Pipe	$44,651	$28,132	$16,519	58.7%
International	7,599	7,772	(173)	(2.2)
Allied Products & Other	41,983	36,495	5,488	15.0
Organic gross profit	94,233	72,399	21,834	30.2
Infiltrator Water Technologies	30,006	—	30,006	100.0
Intersegment eliminations	(881)	—	(881)	100.0
Total gross profit	$123,358	$72,399	$50,959	70.4%
•

Pipe gross profit increased primarily due to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above. The increase in Pipe gross profit was also attributable to lower costs in material, transportation, labor and overhead.

•	The Company acquired Infiltrator Water Technologies in fiscal year 2020 and therefore did not report any Infiltrator Water Technologies gross profit in the three months ended December 31, 2018.
•	International gross profit decreased primarily due to the decreased sales discussed above.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Selling expenses - As a percentage of net sales, selling expenses increased to 7.6% in the three months ended December 31, 2019 compared to 7.3% in three months ended December 31, 2018. The increase as a percentage of net sales is the result of additional ESOP expense in fiscal 2020.

General and administrative expenses - General and administrative expenses for the three months ended December 31, 2019 increased $14.9 million from the prior year period. The increase was primarily due to an increase of $1.7 million in transaction costs primarily related to the Acquisition, $6.2 million increase in salary, bonus, ESOP and stock-based compensation expenses to support growth and $6.1 million in general and administrative expenses at Infiltrator Water Technologies.

Advanced Drainage Systems, Inc.

Loss on disposal of assets and costs from exit and disposal activities - In the three months ended December 31, 2019, we recorded a loss on the disposal of assets and costs from exit and disposal activities of approximately $1.8 million compared to a $0.1 million loss on the disposal of property, plant and equipment from the prior year period. The increase is primarily due to $0.8 million of Acquisition related severance and other costs incurred at Infiltrator Water Technologies. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased as a percentage of net sales primarily due the addition of intangible assets related to the Acquisition.

Interest expense - Interest expense increased $7.5 million in the three months ended December 31, 2019 compared to the same period in the previous fiscal year. The increase was due to increased debt levels and changes in interest rates. See “Note 11. Debt” for additional discussion.

Derivative loss and other expense, net - Derivative loss and other expense decreased by $0.6 million for the three months ended December 31, 2019 compared to the same period in the previous fiscal year.

Income tax expense - For the three months ended December 31, 2019 and 2018, the effective tax rates were 14.5% and 13.4%, respectively. The increase in the effective tax rate was primarily due to a lower tax benefit related to certain discrete items. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates decreased by $0.5 million for the three months ended December 31, 2019 as compared to the same period in the previous fiscal year due to a current period loss at our South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased by $0.3 million for the three months ended December 31, 2019 to a net income of $0.4 million compared to a net income of $0.7 million in the same period in the previous fiscal year.

Advanced Drainage Systems, Inc.

Comparison of the Nine Months ended December 31, 2019 to the Nine Months ended December 31, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the nine months ended December 31, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	For the Nine Months Ended December 31,
	2019		2018
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$1,303,037	100.0%	$1,112,515	100.0%
Cost of goods sold	926,703	71.1	845,052	76.0
Cost of goods sold - ESOP special dividend compensation	168,610	12.9	—	—
Gross profit	207,724	15.9	267,463	24.0
Selling	86,303	6.6	72,156	6.5
General and administrative	116,486	8.9	65,082	5.8
Selling, general and administrative - ESOP special dividend compensation	78,142	6.0	—	—
Loss on disposal of assets and costs from exit and disposal activities	4,466	0.3	1,572	0.1
Intangible amortization	24,435	1.9	5,945	0.5
Income (loss) from operations	(102,108)	(7.8)	122,708	11.0
Interest expense	70,787	5.4	14,028	1.3
Derivative loss (gains) and other expense (income), net	118	—	(86)	—
Income (loss) before income taxes	(173,013)	(13.3)	108,766	9.8
Income tax expense	22,855	1.8	28,968	2.6
Equity in net loss (income) of unconsolidated affiliates	(538)	—	225	—
Net income (loss)	(195,330)	(15.0)	79,573	7.2
Less: net income attributable to noncontrolling interest	149	—	2,811	0.3
Net income (loss) attributable to ADS	$(195,479)	(15.0)%	$76,762	6.9%

Advanced Drainage Systems, Inc.

Net sales - Net sales increased by $190.5 million, of which $111.2 million represented sales from Infiltrator Water Technologies. Net sales excluding Infiltrator Water Technologies are referred to as organic sales, a non-GAAP measure.

	Nine Months Ended
	December 31, 2019			December 31, 2018
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$751,483	$(684)	$750,799	$688,025	$—	$688,025
Infiltrator Water Technologies	136,972	(25,738)	111,234	—	—	—
International
International - Pipe	92,242	—	92,242	108,036	—	108,036
International - Allied Products	33,330	—	33,330	31,533	—	31,533
Total International	125,572	—	125,572	139,569	—	139,569
Allied Products & Other	315,432	—	315,432	284,921	—	284,921
Intersegment Eliminations	(26,422)	26,422	—	—	—	—
Total Consolidated	$1,303,037	$—	$1,303,037	$1,112,515	$—	$1,112,515
•

Pipe net sales to all customers for the nine months ended December 31, 2019 increased by $63.5 million, or 9.2%, compared to the nine months ended December 31, 2018. The increase was due to an increase of $66.7 million from pipe volume offset by a $3.2 million decrease as a result of price and product mix.

•

Infiltrator Water Technologies net sales to all customers increased by $137.0 million. The Company acquired Infiltrator Water Technologies in fiscal year 2020 and therefore did not report any Infiltrator Water Technologies sales in the nine months ended December 31, 2018.

•

International net sales for the nine months ended December 31, 2019 decreased by $14.0 million, or 10.0%, compared to the nine months ended December 31, 2018. International Pipe sales decreased by $15.8 million, attributable to volume decreases, offset by an increase of $1.8 million in International Allied Product Sales.

•

Allied Products & Other net sales for the nine months ended December 31, 2019 increased by $30.5 million, or 10.7%, compared to the nine months ended December 31, 2018. The increase was due to an increase in price and product mix of $17.7 million and an increase in sales volume of $11.8 million.

Advanced Drainage Systems, Inc.

Cost of goods sold and Gross profit - Cost of goods sold increased by $250.3 million, or 29.6%, and gross profit decreased by $59.7 million, or 22.3% in the nine months ended December 31, 2019 over the comparable period in the previous year. The decrease in gross profit was primarily due to the ESOP special dividend compensation expense of $168.6 million allocated to Cost of goods sold. Gross profit excluding Infiltrator Water Technologies, referred to as organic gross profit, a non-GAAP measure, increased 21.8%.

	For the Nine Months Ended December 31,
	2019	2018	$ Variance	% Variance
	(In thousands)
Pipe	$146,212	$110,655	$35,557	32.1%
International	24,562	26,617	(2,055)	(7.7)
Allied Products & Other	154,914	130,191	24,723	19.0
Organic gross profit	325,688	267,463	58,225	21.8
Infiltrator Water Technologies	52,505	—	52,505	100.0
Cost of goods sold - ESOP special dividend compensation	(168,610)	—	(168,610)	100.0
Intersegment eliminations	(1,859)	—	(1,859)	100.0
Total gross profit	$207,724	$267,463	$(59,739)	(22.3%)
•

Pipe gross profit increased primarily due to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above. The increase in Pipe gross profit was also attributable to lower material and transportation cost, which was partially offset by higher labor and overhead costs.

•	The Company acquired Infiltrator Water Technologies in fiscal year 2020 and therefore did not report any Infiltrator Water Technologies gross profit in the nine months ended December 31, 2018.
•	International gross profit decreased primarily due to the decreased sales discussed above.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Selling expenses - As a percentage of net sales, selling expenses remained consistent at 6.6% in the nine months ended December 31, 2019 as compared to 6.5% in the nine months ended December 31, 2018.

General and administrative expenses - General and administrative expenses for the nine months ended December 31, 2019 increased $51.4 million from the prior year period. The increase was primarily due to an increase of $22.2 million in transaction costs primarily related to the Acquisition, $9.4 million in general and administrative expenses at Infiltrator Water Technologies, $12.8 million increase in salary, bonus, ESOP and stock-based compensation expenses to support growth and $3.6 million of strategic growth and operational improvement initiatives expenses.

Loss on disposal of assets and costs from exit and disposal activities - In the nine months ended December 31, 2019, we recorded $4.5 million of expense related to loss on disposal of assets and costs from exit and disposal activities compared to $1.6 million in the nine months ended December 31, 2018. The increase is primarily due to $2.4 million of Acquisition related severance and other costs. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased as a percentage of net sales primarily due the addition of intangible assets related to the Acquisition.

Interest expense - Interest expense increased $56.8 million in the nine months ended December 31, 2019 compared to the same period in the previous fiscal year. The increase was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty from the extinguishment of debt instruments. The

Advanced Drainage Systems, Inc.

remainder of the increase was due to increased debt levels and changes in interest rates. See “Note 11. Debt” for additional discussion.

Derivative losses (gains) and other expense (income), net – Derivative loss (gains) and other (expense) income, net decreased by $0.2 million for the nine months ended December 31, 2019 compared to the same period in the previous fiscal year. The decrease is primarily due to changes in realized gains and losses from diesel fuel collars.

Income tax expense – For the nine months ended December 31, 2019 and 2018, the Company had effective tax rates of (13.2%) and 26.6%, respectively. The change in the effective tax rate was primarily due to a discrete income tax event related to stock appreciation from the additional ESOP shares allocated and the Acquisition. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates increased to a $0.5 million income for the nine months ended December 31, 2019 from a $0.2 million loss for the nine months ended December 31, 2018. In fiscal 2019, our proportionate share of income or loss in BaySaver was included in equity in net (income) loss of unconsolidated affiliates.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased from net income of $2.8 million for the nine months ended December 31, 2018 to net income of $0.1 million for the nine months ended December 31, 2019. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

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

Adjusted EBITDA and Adjusted EBITDA Margin are included in this Form 10-Q because they are key metrics used by management and our board of directors to assess our consolidated financial performance. Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the effectiveness of our consolidated business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We use Adjusted EBITDA Margin to evaluate our ability to generate profitable sales.

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

Advanced Drainage Systems, Inc.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income (loss)	$23,659	$16,550	$(195,330)	$79,573
Depreciation and amortization	31,172	17,549	74,432	52,912
Interest expense	13,191	5,695	70,787	14,028
Income tax expense	4,032	2,490	22,855	28,968
EBITDA	72,054	42,284	(27,256)	175,481
Loss on disposal of assets and costs from exit and disposal activities	1,755	144	4,466	1,572
ESOP and stock-based compensation expense	11,283	4,382	27,365	16,142
ESOP special dividend compensation(a)	—	—	246,752	—
Transaction costs(b)	1,814	83	22,649	404
Inventory step up related to the Acquisition	2,107	—	7,880	—
Strategic growth and operational improvement initiatives(c)	1,735	1,010	4,631	1,010
Other adjustments(d)	566	531	3,287	489
Adjusted EBITDA	$91,314	$48,434	$289,774	$195,098
Adjusted EBITDA Margin	23.2%	15.2%	22.2%	17.5%

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

(d)

Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting, contingent consideration remeasurement, executive retirement expense (benefit) and restatement related costs. The other adjustments in fiscal 2020 also includes expenses related to the ADS Mexicana’s investigation as described in “Note 12. Commitments and Contingencies”. The other adjustments for fiscal 2019 also includes insurance proceeds received in connection with the Company’s restatement of prior period financial statements as reflected on the Company’s Form 10-K for the fiscal year ended March 31, 2015 and the Form 10-K for the fiscal year ended March 31, 2016, as amended.

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

Advanced Drainage Systems, Inc.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$61,025	$41,696	$192,764	$153,723
International Adjusted Gross Profit	9,066	9,257	29,134	31,131
Allied Products & Other Adjusted Gross Profit	42,818	37,656	157,626	133,828
Unallocated corporate and selling expenses	(47,257)	(40,175)	(139,489)	(123,584)
Legacy ADS Adjusted EBITDA	$65,652	$48,434	$240,035	$195,098
Legacy Infiltrator Water Technologies Adjusted EBITDA
Infiltrator Water Technologies Adjusted Gross Profit	34,735	—	64,879	—
Unallocated corporate and selling expenses	(8,192)	—	(13,281)	—
Legacy Infiltrator Water Technologies Adjusted EBITDA	$26,543	$—	$51,598	$—
Intersegment eliminations	(881)	—	(1,859)	—
Consolidated Adjusted EBITDA	$91,314	$48,434	$289,774	$195,098

 Liquidity and Capital Resources

Historically we have funded our operations through internally generated cash flow supplemented by debt financings, equity issuance and finance and operating leases. These sources have been sufficient historically to fund our primary liquidity requirements, including working capital, capital expenditures, debt service and dividend payments for our convertible preferred stock and common stock. From time to time, we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

The following table presents key liquidity metrics utilized by management. The table includes the Non-GAAP measures, Free Cash Flow and Free Cash Flow Conversion, which are further discussed and defined below.

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Net cash provided by operating activities	$296,318	$148,022
Capital expenditures	(46,293)	(31,130)
Free Cash Flow	250,025	116,892
Free Cash Flow Conversion	84.4%	79.0%
Total debt (debt and finance lease obligations)	1,069,238
Cash	98,312
Net debt (total debt less cash)	970,926
Leverage ratio	3.0

Net cash provided by operating activities increased $148.3 million to $296.3 million, as compared to $148.0 million in the prior year, primarily due to improvements in profitability and working capital. Free cash flow (Non-GAAP) increased $133.1 million to $250.0 million, as compared to $116.9 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $970.9 million as of December 31, 2019. The Company’s leverage ratio, a non-GAAP measure, is calculated as trailing twelve month Adjusted EBITDA divided by net debt.

Advanced Drainage Systems, Inc.

The following table summarizes our available liquidity as of December 31, 2019.

(Amounts in thousands)	December 31, 2019
Revolver capacity	$350,000
Less: outstanding borrowings	—
Less: letters of credit	8,505
Revolver available liquidity	$341,495

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

As of December 31, 2019, we had $26.8 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

Debt and Equity Financing Transactions

As further described below, during the nine months ended December 31, 2019, the Company and certain of its subsidiaries entered into a series of transactions that resulted in the refinancing of the existing external borrowings of the Company with the new financings, as well as the completion of an underwritten public offering of common stock. These financing activities were effected in connection with the completion of the Acquisition of Infiltrator Water Technologies.

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

Advanced Drainage Systems, Inc.

Working Capital and Cash Flows

As of December 31, 2019, we had $439.8 million in liquidity, including $98.3 million of cash, $341.5 million in borrowings available under our Revolving Credit Agreement, net of $8.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our new Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital increased to $303.7 million as of December 31, 2019, from $260.2 million as of March 31, 2019. The increase in working capital is primarily due to the addition of Infiltrator Water Technologies working capital of $29.1 million. Excluding the impact of Infiltrator Water Technologies, working capital increased due to improved collections of our accounts receivable, as well as improved payment terms on our accounts payable, a reduction in slow-moving inventory and lower material costs.  Due to restrictions until March 2020 on our ability to repay our debt without penalty, we only utilized a portion of our cash balance to pay down debt.

	Nine Months Ended December 31,
(Amounts in thousands)	2019	2018
Net cash provided by operating activities	$296,318	$148,022
Net cash used in investing activities	(1,135,862)	(30,021)
Net cash provided by (used in) financing activities	928,416	(115,379)

Operating Cash Flows - Cash flows provided by operating activities for the nine months ended December 31, 2019 was $296.3 million as compared with cash provided by operating activities of $148.0 million for the nine months ended December 31, 2018. Cash flows from operating activities during the nine months ended December 31, 2019 was primarily impacted by changes in working capital, including accounts receivable, inventory and current liabilities.

Investing Cash Flows - During the nine months ended December 31, 2019 and 2018, cash used in investing activities was $1,135.9 million and $30.0 million, respectively. The increase in cash used for investing activities was primarily due to the Acquisition of Infiltrator Water Technologies, net of cash acquired. Capital expenditures during the nine months ended December 31, 2019 increased by $15.2 million compared to the same period in fiscal 2019. Our capital expenditures for the nine months ended December 31, 2019 were used primarily for new equipment and facility expansions and upgrades.

Advanced Drainage Systems, Inc.

Financing Cash Flows - During the nine months ended December 31, 2019, cash provided by financing activities was $928.4 million due to the new Term Loan Facility, Senior Notes and common stock offering. These cash inflows were offset by the repayment of the PNC Credit Agreement and Prudential Senior Notes, the special and quarterly dividend payments of $83.8 million and payments on our finance lease obligations of $18.4 million. The table below summarizes the cash flows from the Acquisition, and the related debt and equity transactions.

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

Free Cash Flow and Free Cash Flow Conversion - Free cash flow is a non-GAAP financial measure that represents cash flow from operations less capital expenditures. Free cash flow and free cash flow conversion are measures used by management and our Board of Directors to assess our ability to generate cash. Free cash flow conversion is a non-GAAP financial measure that comprises free cash flow divided by cash flow from operations. Accordingly, free cash flow and free cash flow conversion have been presented in this Quarterly Report on Form 10-Q as supplemental measures of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow and free cash flow conversion provide useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.

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

	Nine Months Ended December 31,
	2019	2018
	(In thousands)
Cash flow from operating activities	$296,318	$148,022
Capital expenditures	(46,293)	(31,130)
Free Cash Flow	$250,025	$116,892
Free Cash Flow Conversion	84.4%	79.0%

Advanced Drainage Systems, Inc.

Capital Expenditures

Capital expenditures totaled $46.3 million and $31.1 million for the nine months ended December 31, 2019 and 2018, respectively. Infiltrator Water Technologies capital expenditures for the nine months ended December 31, 2019 was $16.4 million of our total capital expenditures. Our capital expenditures for the nine months ended December 31, 2019 were used primarily to support facility expansions, equipment replacements, our recycled resin initiatives and technology.

We currently anticipate that we will make capital expenditures of approximately $75 to $85 million in fiscal year 2020. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2019, there were no material contractual obligations or commitments related to these planned capital expenditures, except as disclosed in “Note 12. Commitments and Contingencies.”

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

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 28% greater after conversion.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income (loss) attributable to ADS	$23,288	$15,812	$(195,479)	$76,762
ESOP special dividend compensation	—	—	246,752	—
ESOP deferred stock-based compensation	7,411	2,724	18,481	11,113

Advanced Drainage Systems, Inc.

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(Shares in millions)		(Shares in millions)
Weighted average common shares outstanding	68.5	57.1	62.1	56.9
Conversion of redeemable convertible shares	17.1	17.7	17.3	17.8

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

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of December 31, 2019, there were no borrowings under the Intercompany Note.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

For further information, see “Note 11. Debt” to the Condensed Consolidated Financial Statements included in this Quarterly Report. We are in compliance with our debt covenants as of December 31, 2019.

Universal Shelf Registration Statement

On August 1, 2019, the Company filed a universal shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended, and the Registration Statement was declared effective on August 14, 2019. The Registration Statement registers debt securities, common stock, preferred stock, depositary shares, warrants, purchase contracts, units, subscription rights and any combination of the foregoing, for a maximum aggregate offering price of up to $500 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement will have a three year term from the date of effectiveness.

Advanced Drainage Systems, Inc.

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

Contractual Obligations as of December 31, 2019

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt(1)	$1,001,728	$7,954	$14,774	$14,000	$965,000
Interest payments(2)	310,712	44,893	88,712	87,623	89,484
Operating leases	26,267	7,284	8,899	3,715	6,369
Finance leases	79,011	24,514	34,595	14,276	5,626
Total	$1,417,718	$84,645	$146,980	$119,614	$1,066,479

(1)	The Term Loan matures in 2026 and the Senior Notes mature in 2027.
(2)	Based on applicable rates and pricing margins as of December 31, 2019.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 10. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2019, our South American Joint Venture had approximately $10.6 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

As previously disclosed in our Fiscal 2019 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon the material weakness identified as of March 31, 2019. See “Item 9A - Controls and Procedures” in our Fiscal 2019 Form 10-K. Our CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2019 Form 10-K was still present as of December 31, 2019 (the “Evaluation Date”). Based on the material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the nine months ended December 31, 2019, the Company completed the Acquisition of Infiltrator Water Technologies, see “Note 3. Acquisitions” for additional information on the Acquisition. the Company is currently integrating Infiltrator Water Technologies into its operations and internal control processes and, pursuant to the SEC’s guidance that a recently acquired business may be excluded from the scope of an assessment of internal control over financial reporting in the year of acquisition, the scope of its assessment of the effectiveness of its internal controls over financial reporting at March 31, 2020 will exclude Infiltrator Water Technologies to the extent not integrated into the Company’s control environment.

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

Advanced Drainage Systems, Inc.

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

As of December 31, 2019, we had, on a consolidated basis, total indebtedness (excluding capital lease obligations) of approximately $1,002 million (excluding $8.5 million of outstanding letters of credit), excluding $341.5 million of undrawn availability under the Revolving Credit Facility portion of the Senior Secured Credit Facility. Our indebtedness could have risks. For example, it could:

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

Advanced Drainage Systems, Inc.

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

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured debt, in the future. Although the terms of the Indenture governing the Senior Notes offered hereby and the Credit Agreement governing our Senior Secured Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2019, after giving effect to the Transactions, we would have had, on a consolidated basis, total indebtedness (excluding capital lease obligations) of $1,002 million (excluding $8.5 million of outstanding letters of credit), excluding $341.5 million of undrawn availability under the Revolving Credit Facility portion of the Senior Secured Credit Facility. In addition, the Indenture governing the Senior Notes allows us to issue additional notes under certain circumstances and to incur other types of indebtedness, which will also be guaranteed by the subsidiary guarantors. In addition, the Indenture does prevent us from incurring certain other liabilities that do not constitute “Indebtedness” (as defined in the Indenture). If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries new face could intensify.

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

Item 2.Unregistered Sale of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended December 31, 2019. As of December 31, 2019, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, has been formatted in Inline XBRL.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2020

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer