Form 10-K
period 2020-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2020-06-01
CIK 1604028

Of )

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $1,540 million as of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2019.

As of May 19, 2020, the registrant had 69,338,180 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 19, 2020, 392,994 shares of unvested restricted common stock were outstanding and 21,559,132 shares of ESOP preferred stock, convertible into 16,583,284 shares of common stock, were outstanding. As of May 19, 2020, 86,314,458 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 23, 2020.

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
•

volatility in general business and economic conditions in the markets in which we operate, including the adverse impact on the U.S. and global economy of the COVID-19 global pandemic, and the impact of COVID-19 in the near, medium and long-term on our business, results of operations, financial position, liquidity or cash flows, and other limitation factors relating to availability of credit, interest rates, fluctuations in capital and business and consumer confidence;

•	cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;
•

the risks of increasing competition in our existing and future markets, including competition from both manufacturers of high performance thermoplastic corrugated pipe and manufacturers of products using alternative materials;

•	uncertainties surrounding the integration of acquisitions and similar transactions, including the acquisition of Infiltrator Water Technologies and the integration of Infiltrator Water Technologies;
•	our ability to realize the anticipated benefits from the acquisition of Infiltrator Water Technologies;
•	risks that the acquisition of Infiltrator Water Technologies and related transactions may involve unexpected costs, liabilities or delays;
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

Advanced Drainage Systems, Inc.

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

•	the risk associated with manufacturing processes;
•	our ability to manage our assets;
•	the risks associated with our product warranties;
•	our ability to manage our supply purchasing and customer credit policies;
•	the risks associated with our self-insured programs;
•	our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•	our ability to protect our intellectual property rights;
•	changes in laws and regulations, including environmental laws and regulations;
•	our ability to project product mix;
•	the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes;
•

the nature, cost and outcome of any future litigation and other legal proceedings, including any such proceedings related to our acquisition of Infiltrator Water Technologies as may be instituted against the Company and others;

•	fluctuations in our effective tax rate, including from the Tax Cuts and Jobs Act;
•	changes to our operating results, cash flows and financial condition attributable to the Tax Cuts and Jobs Act;
•	our ability to meet future capital requirements and fund our liquidity needs;
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

•	additional uncertainties related to accounting issues generally; and
•	other risks and uncertainties, including those listed under “Item 1A. Risk Factors.”

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

COMPANY OVERVIEW

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries. The term “Infiltrator Water Technologies” refers to Infiltrator Water Technologies Ultimate Holdings, Inc., our wholly owned subsidiary. The term “Legacy ADS” refers to the combined entity excluding Infiltrator Water Technologies.

We are the leading manufacturer of innovative water management solutions in the stormwater and on-site septic waste water industries, providing superior drainage solutions for use in the construction and agriculture marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, overall product breadth and scale and manufacturing excellence.

On July 31, 2019, we completed the acquisition (the “Acquisition”) of Infiltrator Water Technologies, a leading national provider of plastic leach field chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator Water Technologies products are used in on-site water treatment systems in the United States and Canada. Infiltrator Water Technologies has been a longstanding supplier and customer of the Company for over 15 years of StormTech and ARC Septic Chambers.

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and polyvinyl chloride, or PVC, across an ever expanding range of end markets, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve.

We believe the increasing acceptance of thermoplastic pipe products in international markets represents an attractive growth opportunity. We further believe our extensive national footprint in the United States creates a cost and service advantage compared to our HDPE pipe producing competitors, the largest of which has only eight HDPE pipe manufacturing plants in the United States and Canada and, according to the December 23, 2019 ranking by Plastics News of Pipe, Profile & Tubing Extruders, had estimated sales of $140 million, or approximately 12 times less than our net sales for the fiscal year ended March 31, 2020.

The Acquisition strengthens our position as an industry leading provider of plastic storm water and plastic wastewater solutions globally. The Acquisition adds scale in the on-site wastewater industry. We estimate that the storm water industry is an approximately $6.0 billion industry. We estimate that the on-site septic market is a roughly $1.2 billion industry and that approximately 30% of new North American single-family homes utilize septic systems. On a combined basis, we estimate that we had an addressable market opportunity of approximately $7 billion.

Advanced Drainage Systems, Inc.

As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.

Fiscal 2020 Revenue

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 21. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

OUR MANUFACTURING AND DISTRIBUTION PLATFORM

Pipe - We have a leading domestic and international manufacturing and distribution infrastructure, serving customers in all 50 U.S. states, Canada, Mexico and approximately 80 other countries through 64 manufacturing plants and 32 distribution centers, including eight manufacturing plants and five distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products in 17 different diameters ranging from 2” to 60” using a continuous extrusion process, where molten polyethylene or polypropylene is pushed through a die into a moving series of corrugated U-shaped molds. Blown air and vacuum are used to form the corrugations of the pipe which is pulled through a corrugator and then cut to length. We utilize customized and proprietary production equipment, which we believe is faster and more cost efficient than other pipe making equipment generally available in the market.

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

Allied and Other - The standard fittings products (tees, wyes, elbows, etc.) that we produce and sell to connect our pipe on jobsites are blow molded or injection molded at three domestic plants. In addition, customized fabricated fittings (e.g., more complex dual wall pipe reducers, bends or structures) are produced in 20 of our North American plants. In addition to the extrusion of pipe, and blow molding and injection molding of fittings, we also use a variety

Advanced Drainage Systems, Inc.

of other processes in our manufacturing facilities. These processes include thermoforming, compression molding, and custom plastic welding and fabrication. The wide variety of production processes and expertise allow us to provide cost-effective finished goods at competitive prices delivered in a timely fashion to our customers.

Our manufacturing plants have no material process-related by-products released into the atmosphere, waterways, or solid waste discharge. During pipe production start-ups and size changeovers, non-compliant scrap and any damaged finished goods pipe are recycled through a grinder for internal re-use.

Infiltrator Water Technologies – We produce septic chambers, tanks and accessories at our six manufacturing facilities. which include 23 injection molding machines ranging in size from approximately 750 tons to 6,000 tons.  Our molds and machines have been designed to maximize interchangeability to optimize flexibility, maximize efficiency and minimize downtime.

We have developed extensive expertise in molding very large parts including chambers in excess of 130 pounds and tank halves weighing in excess of 240 pounds. We have jointly designed all injection molds, built one of the largest injection molds in world and designed and built its own injection molding machines. Additionally, we have extensive experience designing, installing and programing automation cells which are heavily incorporated throughout the molding operation.

EZflow is produced at five facilities throughout the U.S. using steam expansion. Using steam expansion, these plants convert profile extruded polystyrene bead, having been injected with gas, into an EPS aggregate, or synthetic stone. The bead used to produce the aggregate can be either purchased through a third-party supplier or produced on a tandem extruder in one of our other facilities and then shipped to the EZflow manufacturing facilities. Once expanded, the bead is formed into various diameter bundles with various design capabilities to meet targeted market needs.

Presby Environmental Enviro- Septic and Advanced Enviro-Septic systems are produced in one of our manufacturing facilities. Enviro-Septic and Advanced Enviro-Septic are manufactured on two production lines. Each production line includes corrugated pipe extrusion, pipe perforation, and a sewing cell where the geotextile fabrics and plastic fiber are wrapped around the pipe and sewn together to produce the finished product. The fiber for all products is manufactured on-site through fiber extrusion, stretching and drying. The EnviroFin are manufactured on an independent production line which includes fabric layout, fiber roll and pipe insertion, and fabric boding via adhesives. All coupling adapters and end caps required to complete field installation are injection molded on-site and shipped with the various products as required. Enviro-Septic and Advanced Enviro-Septic are cut to 10’ lengths and packaged in racks for shipping.

Delta Treatment Systems manufactures residential advanced wastewater treatment products including Ecopod and Whitewater product lines within our facility. The manufacturing process includes assembling contract-manufactured components along with commercially available components into finished wastewater treatment products. In addition, manufacturing produces sub-component assemblies to be used in commercial packaged treatment plants designed by Delta Treatment Systems.

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

Quality Assurance Control - We have two internal quality assurance control laboratory facilities equipped and staffed to evaluate and confirm incoming raw material and finished goods quality in addition to the quality testing that is done at our manufacturing facilities. We conduct annual safety, product and process quality audits at each of our facilities, using centralized internal resources in combination with external third-party services. In the quality

Advanced Drainage Systems, Inc.

area, various national and international agencies such as National Transportation Product Evaluation Program (“NTPEP”), International Association of Plumbing and Mechanical Officials (“IAPMO”), Bureau de normalisation du Québec (“BNQ”), Intertek for Canadian Standards Association (“CSA”), Entidad Mexicana de Acreditacion A.C. (“EMA”) and NSF International and several state Departments of Transportation (“DOT”) and municipal agencies conduct both scheduled and unscheduled audits/inspections of our plants to verify product quality and compliance to applicable standards.

Training - Core to our commitment and enablement of a safe and productive manufacturing environment are our operational and management training programs. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of online and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system, which hosts approximately 350 custom modules, serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.

Fleet – For our ADS legacy business, we also operate an in-house fleet of approximately 725 tractors. Our effective shipping radius is approximately 300 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer jobsite delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered using a customized software platform to ensure that lowest delivered freight costs are achieved. In addition, in the United States and Canada, approximately 12% of our pipe volume is sold on a pick-up or walk-in basis at our plant and yard locations, further leveraging our footprint and lowering freight cost per pound and per revenue dollar.

Our North American truck fleet incorporates approximately 1,350 trailers that are specially designed to haul our lightweight pipe and fittings products. These designs maximize payload versus conventional over the road trailers and facilitate unassisted unloading of our products at the jobsites by our drivers. The scope of fleet operations also includes backhaul of purchased raw materials providing a lower delivered cost to our plant locations. In addition, we are pleased to announce that as of March 2020 we have committed to work towards a more cost-effective and environmentally efficient fleet by becoming an official U.S. EPA SmartWay partner.

Facility Network - Our scale and extensive network of Pipe and Allied Products facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location. The optimized design of our Infiltrator Water Technologies chambers and tanks provide the ability to nest products, enabling us to manufacture products from one location and efficiently ship throughout North America.

OUR PRODUCTS

We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double and triple wall corrugated polypropylene and polyethylene pipe (or “Pipe”), plastic leach field chambers and systems, septic tanks and accessories (or “Infiltrator Water Technologies”), and a variety of additional water management products (“Allied Products & Other”) including: storm retention/detention and septic chambers (or “Chambers”); PVC drainage structures (or “Structures”); fittings (or “Fittings”); and water quality filters and separators (or “Water Quality”). We also sell various complementary products distributed through resale agreements, including geotextile products, drainage grates and other products (or “Other Resale”). The table below summarizes the percentage of Net Sales for Pipe, Infiltrator Water Technologies and Allied Products & Other.

	2020	2019	2018
Pipe	56.9%	62.7%	63.5%
Infiltrator Water Technologies	10.1%	—	—
International	8.9%	11.6%	11.7%
Allied Products & Other	24.1%	25.7%	24.8%

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

Infiltrator Water Technologies

Infiltrator Water Technologies is the leading designer and manufacturer of highly engineered plastic chambers, synthetic aggregate leachfields, combined treatment and dispersal systems, plastic tanks, advanced treatment systems, and related accessories that are used in septic systems. The on-site wastewater (septic) market is heavily reliant on rural homes and communities that do not have access to centralized sewer and will require an on-site wastewater or septic solution. On-site wastewater technologies are scalable and can easily meet the needs of churches, schools, light commercial and small community construction projects.

Leachfield Products – Our Quick4 and ARC line of septic leachfield chambers are injection molded using recycled polyolefin materials. There are 10 Quick4 chamber models available to meet a wide variety of regulatory and market needs. There are five ARC chamber models available to meet a majority of regulatory and market needs. The Quick4 and ARC chambers are engineered for strength and performance, easy to install, and offer the user greater design flexibility, including a smaller footprint, as compared with traditional stone and pipe products. The product advantages are cost savings on labor, materials and time savings on the job.

EZflow - EZflow synthetic aggregate bundles replace stone and pipe leachfields for effluent and drainage applications. The EZflow proprietary products are a modular design that incorporates recycled polystyrene aggregate bundles and corrugated polyethylene pipe that act as a replacement to the traditional materials stone and pipe. EZflow septic systems are designed to improve infiltrative performance by eliminating fines and reducing compaction and embedment associated with crushed stone installation methods. EZflow drainage products use the same polystyrene media and polyethylene pipe with an additional geotextile barrier commonly used in drainage applications.

Tank Products – Our IM-Series line of septic tanks are injection-molded polypropylene plastic tanks manufactured from recycled materials. IM-Series septic tanks are available in 500, 1,000, and 1,500-gallon capacities for wastewater storage. Our IM-Tank is the only two-piece construction, injection molded tank design in North America. In comparison to traditional concrete tanks, our IM-Series septic tanks are easier to transport to the jobsite and require less time and energy to install. IM-Series tanks are efficiently shipped in two halves that nest together and are assembled locally by certified wholesale distributors prior to being sold to a septic system installer. Infiltrator Water Technologies offers a complete line of tank riser and safety accessory components.

Our IM-Series line of potable tanks are injection-molded polypropylene plastic tanks manufactured from virgin materials suitable for water reuse and drinking water storage. IM-Series potable tanks are available in 500, 1,200, and 1,750-gallon capacities for water storage. IM-Series potable tanks are commonly used in water cistern applications, such as rainwater harvesting systems. IM-Series tanks are efficiently shipped in two halves that nest together and are assembled by certified wholesale distributors prior to being sold to a contractor or homeowner.

Advanced Treatment Systems – Our Delta Treatment Systems’ (“Delta”) advanced wastewater treatment systems have been manufactured since the 1960s. Delta provides wastewater treatment solutions for residential and commercial systems with daily flows up to 100,000 gallons per day. The Delta product line includes Whitewater, ECOPOD, EA, and Package Treatment Plants. All Delta products are available in modular sizes to treat varying daily flows of wastewater. Delta products for residential use fall under a certification protocol administered by NSF. Delta products for commercial applications are custom designed and manufactured for the requirements of the project.

Advanced Drainage Systems, Inc.

Combined Treatment Dispersal Systems - Our Presby Environmental Enviro-Septic and Advanced Enviro-Septic systems are proprietary combined treatment and dispersal systems made with a twelve-inch diameter corrugated extrusion product that is encapsulated in fibrous materials and geotextiles. These systems when installed in a bed of sand have been proven to remove up to 98% of wastewater contaminants without using any electricity or replacement media, recycling clean water into the environment and recharging natural water supplies. Advanced Enviro-Septic and Enviro-Septic are wastewater treatment systems that combine treatment and dispersal in the same small footprint and at a reduced cost with minimal long-term maintenance. Advanced Enviro-Septic and Enviro-Septic are patented and patent-pending.

Our Advanced Treatment Leachfield (“ATL”) product is an alternative combined treatment and dispersal system that provides passive advanced wastewater treatment. The ATL is a profile of polystyrene aggregates and geotextiles installed in a bed of sand. The ATL system provides installers a low maintenance alternative to mechanical advanced treatment systems.

Allied Products & Other

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

Our ARC and BioDiffuser products are chambers that are used in septic systems for residential and small volume non-residential wastewater treatment and disposal. Rural homes and communities that do not have access to central sewer lines require an on-site septic solution. Our ARC and BioDiffuser chamber products are installed and perform their septic treatment function without gravel, reducing costs to the contractor and homeowner over traditional pipe and stone systems. States and municipalities have different sizing criteria for on-site septic treatment systems based on soil and site conditions. The innovative design of our ARC chamber is generally approved for a footprint reduction, further reducing the cost of the septic system. Injection-molded from HDPE, these products are strong, durable, and chemical-resistant. These interconnecting chambers are favored by septic contractors because they are lightweight, easy to install and offer articulating features which increase site-specific design flexibility. The ARC chamber products are manufactured by Infiltrator Water Technologies.

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

RAW MATERIALS AND SUPPLIERS

Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives in the U.S. We currently purchase in excess of 1,100 million pounds of virgin and recycled resin annually from approximately 470 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.

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

Advanced Drainage Systems, Inc.

We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. To further develop our recycled material strategies, we established Green Line Polymers, Inc. (“GLP”), as our wholly-owned recycling subsidiary in 2012. GLP procures and processes recycled raw materials that can be used in products we produce and sell. Our first production facilities were established in Ohio and Georgia and are focused on processing post-industrial HDPE recycled materials. Based on the success of this strategy, we acquired a business that could supply clean, post-consumer recycled HDPE to our upper Midwest plants and established a second post-consumer processing plant, in Pennsylvania, to support our plants in Ohio, Michigan and the eastern and southern U.S. In fiscal 2020, 81% of our non-virgin HDPE raw material needs were internally processed (enhanced) through our GLP operations.

Infiltrator Water Technologies is a world-class manufacturer of plastic solutions in the on-site septic industry with leading positions in each of its core product offerings. Our combined business benefits from Infiltrator Water Technologies’ differentiated recycling capabilities and position as one of the largest consumers of post-industrial plastic in the United States. In 1991, Infiltrator Water Technologies manufactured the first chamber from 100% recycled materials and in 1995, formally launched the Champion Recycling facility which sources and processes consistent materials ranging from post-industrial resins to used carpet, at attractive prices. Sourcing recycled content is less volatile from a pricing perspective than virgin resin, and we estimate that more than 55% of our combined material purchases will be recycled inputs rather than virgin resin (which represents the remaining roughly 42%).

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

CUSTOMERS

We have a large, active customer base of approximately 20,000 customers, with two customers representing 10% or more of fiscal 2020 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.4% and Core and Main accounted for 10.9% of fiscal 2020 net sales. Our customer base is diversified across the range of end markets that we serve.

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

Our customer service organization of more than 150 employees is supplemented by the employees of our manufacturing plants, distribution centers and drivers of our tractor-trailers. We staff and operate three regional

Advanced Drainage Systems, Inc.

customer service call centers. In conjunction with our field sales and engineering team, this highly trained and competent staff allows us to maintain more customer touch points and interaction than any of our competitors.

SALES AND MARKETING

Pipe and Allied Products & Other - We have one of the largest and most experienced sales and engineering forces in the industry, with more than 450 sales and engineering professionals. Offering the broadest product line in the industry enables our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts, and we view this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.

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

Infiltrator Water Technologies - The Infiltrator Water Technologies salesforce works to pull through business to over 1,500 distribution points in the U.S. and Canada. Most of our distributors are plumbing or waterworks wholesalers. Relationships with individual distribution points are managed by our Infiltrator Water Technologies direct salesforce. Key national, regional, and buying group distributor relationships are managed by our Infiltrator Water Technologies sales leadership team. Training provided by our salesforce to distributors is a significant driver of product adoption and penetration. Sales representatives train distribution staff on effective sales methods and attend joint customer meetings/sales calls.

We have largest team of experienced sales, technical service, and regulatory affairs professionals in the onsite wastewater industry. Over 60 professionals educate wastewater decision makers and installers to drive the acceptance and use of Infiltrator products in residential and commercial wastewater treatment systems.

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

Advanced Drainage Systems, Inc.

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

In the United States, our primary competitors are concrete pipe producers, including Quikrete, Forterra and Oldcastle CRH Precast, as well as smaller, regional competitors. In the corrugated steel pipe sector, our primary national competitor is Contech Engineered Solutions, and we compete with Lane Enterprises, Pacific Corrugated and Southeast Culvert on a regional level, as well as other smaller competitors. In the PVC pipe sector, we compete primarily with JM Eagle, Diamond Plastics and North American Pipe. In the septic tank and drainfield sector, we compete with Tank Holding, Orenco Systems, Eljen as well as smaller local producers. We believe we are the only corrugated HDPE pipe producer with a national footprint, and our competitors operate primarily on a regional and local level. In the corrugated HDPE pipe sector in the United States, our primary competitors on a regional basis are JM Eagle, Lane Enterprises, Prinsco, Southeast Culvert and Pacific Corrugated.

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

EMPLOYEES

As of March 31, 2020, in our domestic and international operations the Company and its consolidated subsidiaries had approximately 4,950 employees, consisting of approximately 3,400 hourly personnel and

Advanced Drainage Systems, Inc.

approximately 1,550 salaried employees. As of March 31, 2020, approximately 225 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

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

An important element of our growth strategy has been our focus on industry education efforts to drive regulatory approvals for our core HDPE products at national, state and local levels. We employ a team of approximately 75 field-based engineers who work closely with government agencies to obtain regulatory approvals for our products, and also with civil engineering firms to specify our products on non-residential construction and road-building projects. With the introduction of our HP storm and sanitary pipe, we have refocused our efforts calling on state departments of transportation to enhance their approval of our pipe products. Additional state and local regulatory approvals will continue to present new growth opportunities in new and existing geographic markets for us. The trend of substituting traditional materials for HDPE and PP is expected to continue as more states and municipalities recognize the benefits of our HDPE N-12 pipe and our polypropylene HP pipe by approving it for use in a broader range of applications.

Our Infiltrator Water Technologies products are used primarily in on-site septic and decentralized wastewater treatment systems. The products used in these systems cannot be sold without a regulatory approval. Infiltrator Water Technologies was the first in the industry to institute a formal regulatory management department in 1998 as part of the sales function. We have a dedicated regulatory team with a track record of gaining favorable regulatory approvals and advancing policy and legislation. Over the past 10 years the team has successfully embarked in over 100 regulatory initiatives increasing the addressability and size of markets across the U.S. and Canada.

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

Advanced Drainage Systems, Inc.

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

Risks Relating to Our Business

The COVID-19 pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, have impacted our business and could have a significant negative impact on our operations, liquidity, financial condition and financial results.

In the last quarter of our fiscal 2020, a novel strain of coronavirus, COVID-19, started to impact the global economic environment causing extreme volatility and uncertainty in global markets. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and we started to see certain impacts to our business. The COVID-19 pandemic has negatively impacted the global economy and lowered equity valuations, in addition to disrupting global supply chains and workforce participation. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers will adversely impact our sales and operating results and has resulted in some project delays.

In addition, the pandemic has resulted in an economic downturn that could affect the ability of our customers to obtain financing for projects and therefore impact demand for our products and services. Order lead times could be extended or delayed and our pricing or pricing of suppliers for needed materials could increase. Some critical materials, products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing.

To date, we have experienced some delays in state and municipal construction projects due to COVID-19. While manufacturing and manufacturing-related industries are considered an "essential service" in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred. We have also experienced the temporary closure of many of our customer's retail locations and we temporarily shut down our factories in this segment to comply with government "stay in place" orders. We expect this global pandemic to have an impact on our revenue and our results of operations, the size and duration of which we are currently unable to predict. Additionally, if future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, due to COVID-19 or otherwise, we could incur a non-cash impairment charge that would negatively impact our net earnings for the fiscal period in which the charge was recorded.

Advanced Drainage Systems, Inc.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate severity and spread of the disease, the duration of the outbreak, travel restrictions and social distancing requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change, especially if a second wave of COVID-19 occurs later in 2020. Given the speed and frequency of continuously evolving developments with respect to this pandemic, we cannot reasonably estimate the magnitude of the impact to our results of operations, liquidity or financial position. To the extent that our customers and suppliers are adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.

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

Our ability to offer our core products depends on our ability to obtain adequate resins, which we purchase directly from major petrochemical and chemical suppliers. We maintain supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. For our polypropylene virgin resin price exposure, we utilize financial hedges of propylene as a proxy for polypropylene. Historically, the month to month change in market-based pricing has been very similar between propylene and polypropylene. The loss of, or substantial decrease in the availability of, raw materials from our suppliers, or the failure by our suppliers to continue to provide us with raw materials on commercially reasonable terms, or at all, could adversely affect our business, financial condition, results of operations and cash flows. In addition, supply interruptions could arise from labor disputes or weather conditions affecting supplies or shipments, transportation disruptions or other factors beyond our control, including disruptions resulting from the impact of the evolving COVID-19 pandemic. An extended disruption in the timely availability of raw materials from our key suppliers would result in a decrease in our revenues and profitability.

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

The markets in which we operate are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuation in capital and business and consumer confidence. These conditions, combined with price fluctuations in crude oil derivatives and natural gas liquids, declining business and consumer confidence and increased unemployment, precipitated an economic

Advanced Drainage Systems, Inc.

slowdown and severe recession in recent years. Furthermore, the U.S. and global economy as well as the markets in which we operate face the adverse impact of the COVID-19 global pandemic, which will impact our business, results of operations, financial position, liquidity and cash flows, as referenced above. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

The volatility of the United States economy in general (including as a result of COVID-19) can have an adverse effect on our sales that are dependent on the non-residential construction market. Continued uncertainty about current economic conditions may pose a risk to our business units that serve the non-residential construction market, as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material adverse effect on the demand for our products and services.

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

•

The homebuilding industry underwent a significant decline after its peak in 2005. While new housing starts demonstrated a compounded annual growth rate of 5.2% from 2014 to 2019, current levels remain below the long-term average of 1.4 million starts since the U.S. Census Bureau began reporting the data demand for our products and services in this market, and may be further adversely impacted by the COVID-19 pandemic, which in turn would result in a significant adverse effect on our financial condition and results of operations.

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

All of our markets are sensitive to changes in the broader economy. Downturns or lack of substantial improvement in the economy in any region in which we operate have adversely affected and could continue to adversely affect our business, financial condition and results of operations. The evolving COVID-19 pandemic is also expected to adversely impact the markets in which we operate. While we operate in many markets, our business is particularly impacted by changes in the economies of the United States, Canada and Mexico, which represented 91.1%, 5.5% and 2.3%, respectively, of our net sales for fiscal 2020 and collectively represented 98.9% of our net sales for fiscal 2020.

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

Advanced Drainage Systems, Inc.

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

Our ten largest customers generated approximately 40% of our net sales in fiscal 2020. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. During the economic downturn, some of our customers reduced their operations. For example, some homebuilder customers exited or severely curtailed building activity in certain of our markets. There is no assurance that our customers will increase their activity level or return it to historic levels. A slow economic recovery could continue to have material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because we depend on the creditworthiness of certain of our customers, if the financial condition of our customers declines, our credit risk could increase. Our customers may also face economic challenges due disruptions in the economy caused by the evolving COVID-19 pandemic which may in turn impact our ability to collect from any customers facing disruption. Significant contraction in our markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

We may be unable to successfully integrate our and Infiltrator Water Technologies’ businesses in order to realize the anticipated benefits of the acquisition or do so within the intended timeframe.

We will be required to devote significant management attention and resources to the ongoing integration the business practices and operations of Infiltrator Water Technologies with our business. We may be unable to realize the planned synergies from the acquisition or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.

Advanced Drainage Systems, Inc.

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

Following our acquisition of Infiltrator Water Technologies, the size and complexity of our business increased significantly beyond the previous size of either our or Infiltrator Water Technologies’ previously existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and new types of manufacturing processes and products and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the acquisition or that we will realize the expected benefits currently anticipated from our acquisition of Infiltrator Water Technologies.

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

The unaudited pro forma financial information contained in “Note 4. Acquisitions” to the notes to our unaudited financial statements included in this Annual Report and the unaudited pro forma financing information included in our Current Report on Form 8-K dated August 1, 2019, was presented for illustrative purposes only and may not be an indication of what our financial position or results of operations would have been had the Merger been completed on the dates indicated. The unaudited pro forma financial information was derived from our audited and unaudited historical financial statements along with those of Infiltrator Water Technologies, and certain adjustments and assumptions were made regarding the combined company after giving effect to the Merger. The assets and liabilities of Infiltrator Water Technologies were measured at fair value based on various preliminary estimates using assumptions that Infiltrator Water Technologies’ management believed to be reasonable utilizing information currently available. The process for estimating the fair value of acquired assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. These estimates and assumptions may be revised as additional information becomes available and as additional analyses are performed. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have a material impact on the pro forma financial information and the combined company’s financial position and future results of operations. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the Merger. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our common stock following the Merger.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

We internally manufacture our own products at our facilities. While we maintain insurance covering our manufacturing and production facilities and have significant flexibility to manufacture and ship our own products from various facilities, a catastrophic loss of the use of certain of our facilities due to accident, fire, explosion, labor issues, weather conditions, pandemics (including the current COVID-19 pandemic),other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Advanced Drainage Systems, Inc.

We provide product warranties that could expose us to claims, which could in turn damage our reputation and adversely affect our business, financial condition, results of operations and cash flows.

We generally provide limited product warranties on our products against defects in materials and workmanship in normal use and service. Most of our pipe products have a warranty that is not limited in duration. The warranty period for other products such as our StormTech chambers, our Inserta Tee product line, our BaySaver product line and our FleXstorm inlet protection systems is generally one year. Estimating the required warranty reserves requires judgment. Management estimates warranty reserves based in part upon historical warranty costs. Management also considers various relevant factors, including its stated warranty policies and procedures, as part of its evaluation of its liability. Because warranty issues may surface later in the product life cycle, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Although management believes that our warranty reserves as of March 31, 2020 are adequate, actual results may vary from these estimates.

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

We are required to evaluate the effectiveness of our disclosure controls on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As of March 31, 2020, we have identified a material weakness in internal control over financial reporting. The material weakness in our internal control over financial reporting as of March 31, 2020

Advanced Drainage Systems, Inc.

was a result of a material weakness in the control environment of our consolidated joint venture affiliate, ADS Mexicana. See Item 9A. “Controls and Procedures” for further description.

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

As a result of the material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2020. This could cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, NYSE, or other regulatory authorities.

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

Advanced Drainage Systems, Inc.

Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.

Cybersecurity attacks across industries, including ours, are increasing in sophistication and frequency and may range from uncoordinated individual attempts to measures targeted specifically at us. These attacks include but are not limited to, malicious software or viruses, including “ransomware” attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. “Ransomware,” are electronic security breaches through which an attacker gains access to an organization’s computer files, renders them temporarily inaccessible and threatens to permanently delete them if a cash ransom is not paid. Cybersecurity failures may be caused by employee error, malfeasance, other corporate or governmental actors, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products. While we have been subject to cybersecurity attacks in the past, that (based on information known to date) did not have a material impact on our financial condition or results of operations, we may experience such attacks in the future, potentially with more frequency or sophistication which may have a material impact on our financial condition or results of operations.

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

In addition, our business results of operations depend largely upon our chief executive officer and senior management team as well as our plant managers and sales personnel, including those of companies recently acquired, and their experience, knowledge of local market dynamics and specifications and long-standing customer relationships. We customarily sign executive responsibility agreements with certain key personnel who are granted

Advanced Drainage Systems, Inc.

restricted stock, stock options and/or performance-based restricted stock units under our employee incentive compensation programs, which contain confidentiality and non-competition provisions. However, in certain jurisdictions, non-competition provisions may not be enforceable or may not be enforceable to their full extent. Our inability to retain or hire qualified plant managers or sales personnel at economically reasonable compensation levels would restrict our ability to grow our business, limit our ability to continue to successfully operate our business and result in lower operating results and profitability.

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

Advanced Drainage Systems, Inc.

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

Advanced Drainage Systems, Inc.

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

As of March 31, 2020, we had, on a consolidated basis, total indebtedness (excluding finance lease obligations) of approximately $1,100 million (excluding $8.5 million of outstanding letters of credit), excluding $241.5 million of undrawn availability under the revolving credit facility (the “Revolving Credit Facility”) portion of our existing senior secured credit facility with Barclays Bank PLC as administrative agent, and the several lenders from time to time party thereto (the "Senior Secured Credit Facility”). Our indebtedness could have risks. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Company's existing 5.0% senior notes due 2027 (the "Senior Notes") and our Senior Secured Credit Facility;
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

Advanced Drainage Systems, Inc.

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

In connection with our acquisition of Infiltrator Water Technologies, we replaced our previous credit agreement and financing under a shelf arrangement with the Senior Secured Credit Facility, which was used to finance the acquisition of Infiltrator Water Technologies. The credit agreement under the Senior Secured Credit Facility (the "Credit Agreement”) contains numerous restrictive covenants that limit our discretion in the operation of our business, which could, in turn, have a materially adverse effect on our business, financial condition and results of operations. If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required repayments under the Credit Agreement, or if we fail to comply with the requirements of the covenant pertaining to limitations on our indebtedness, we could trigger an event of default under the Credit Agreement. Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement. Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition. Additionally, the covenants in the Credit Agreement may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business. Our ability to comply with covenants contained in the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

The Credit Agreement governing our Senior Secured Credit Facility and the Indenture governing our Senior Notes each permit us and our subsidiaries to incur substantial additional indebtedness. This could exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured debt, in the future. Although the terms of the Indenture governing the Senior Notes and the Credit Agreement governing our Senior Secured Credit Facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. As of March 31, 2020, after giving effect to the Transactions, we would have had, on a consolidated basis, total indebtedness (excluding finance lease obligations) of $1,100 million (excluding $8.5 million of outstanding letters of credit), excluding $241.5 million of undrawn availability under the Revolving Credit Facility portion of the Senior Secured Credit Facility. In addition, the Indenture governing the Senior Notes allows us to issue additional notes under certain circumstances and to incur other types of indebtedness, which will also be guaranteed by the subsidiary guarantors. In addition, the Indenture does prevent us from incurring certain other liabilities that do not constitute “Indebtedness” (as defined in the Indenture). If new debt

Advanced Drainage Systems, Inc.

or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries new face could intensify.

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

Advanced Drainage Systems, Inc.

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

We cannot assure that an active public market for our common stock will be sustained. In the absence of a public trading market, you may not be able to liquidate your investment in our common stock. The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are: industry or general market conditions; domestic and international economic factors unrelated to our performance (including the economic impact of the COVID-19 pandemic); changes in our customers’ preferences; new regulatory

Advanced Drainage Systems, Inc.

pronouncements and changes in regulatory guidelines; actual or anticipated fluctuations in our quarterly operating results; changes in securities analysts’ estimates of our financial performance or lack of research and reports by industry analysts; action by institutional stockholders or other large stockholders, including future sales; speculation in the press or investment community; investor perception of us and our industry; changes in market valuations or earnings of similar companies; announcements by us or our competitors of significant products, contracts, acquisitions or strategic partnerships; developments or disputes concerning patents or proprietary rights, including increases or decreases in litigation expenses associated with intellectual property lawsuits we may initiate, or in which we may be named as defendants; failure to complete significant sales; any future sales of our common stock or other securities; and additions or departures of key personnel.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of March 31, 2020, we have 69.3 million outstanding shares of common stock, including 0.4 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The remaining shares of common stock outstanding are restricted securities within the meaning of Rule 144 under the Securities Act. Restricted securities may be sold in the public market only if their offer and sale is registered under the Securities Act or if the offer and sale of those securities qualify for an exemption from registration, including exemptions provided by Rules 144 and 701 under the Securities Act. We have filed one or more registration statements on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of stock options granted under our plans are also freely tradable under the Securities Act, unless purchased by our affiliates. As of March 31, 2020, there were stock options outstanding to purchase a total of approximately 1.4 million shares of our common stock. In addition, approximately 1.8 million shares of common stock are available for grant under our 2017 Omnibus Plan.

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

All of the shares of our convertible preferred stock held by our Employee Stock Ownership Plan (“ESOP”) may be converted into our common stock at any time by action of the ESOP trustee, and will be automatically converted into our common stock upon distributions of such shares allocated to the ESOP accounts of ESOP participants upon a distribution event such as retirement or other termination of employment. Such distributed common stock will not be subject to any lock-up agreement and will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. As of March 31, 2020, there were approximately 21.6 million shares of convertible preferred stock held by our ESOP, which in aggregate could be converted into approximately 16.5 million shares of our common stock. All of these shares will be eligible for future sale, either by the ESOP trustee or by ESOP participants, subject to the limitations of Rule 144.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

Advanced Drainage Systems, Inc.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of May 19, 2020, our directors, officers and principal stockholders and their affiliates collectively own approximately 50% of our outstanding shares of common stock. Additionally, our ESOP holds convertible preferred stock that converts into a substantial number of shares of our common stock and, prior to conversion, is entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders, voting together with our common stock as a single class unless otherwise required by law. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 19, 2020 is approximately 62%, inclusive of the outstanding shares of convertible preferred stock held by the ESOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Advanced Drainage Systems, Inc.

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

None.

Item 2.Properties

Property

We have a network of 64 manufacturing plant locations and 32 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	52	21	73
Canada	4	5	9
Mexico (1)	4	—	4
South America (1)(2)	4	5	9
Other (3)	—	1	1
Total	64	32	96
(1)	Manufacturing plants and distribution centers in Mexico and South America are owned or leased by our joint ventures.
(2)	Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)	The other facility is located in the Netherlands.

We currently own approximately 36,000 square feet and lease approximately 16,000 square feet of office space in Hilliard, Ohio for our corporate headquarters and lease an office space in Old Saybrook, Connecticut for our Infiltrator Water Technologies headquarters.

Advanced Drainage Systems, Inc.

Our network of 64 manufacturing plants consist of 45 that are owned and 19 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15-20 acres of land for storage of pipe and related products. Our network of 32 distribution centers consisted of 2 owned and 30 leased. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.

In-House Fleet

As of March 31, 2020, our in-house fleet consist of approximately 725 tractors and approximately 1,350 trailers that are specially designed to haul our lightweight pipe and fittings products.

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

During each quarter of fiscal 2020, the Board of Directors approved a quarterly cash dividend of $0.09 per share to all common stockholders. During the first quarter of fiscal 2020, the Board of Directors approved a special dividend of $1.00 per share payable on June 14, 2019 to stockholder of record at the close of business on June 3, 2019. In addition, during each quarter of fiscal 2019 and fiscal 2018, the Board of Directors approved a quarterly cash dividend of $0.08 per share and $0.07 per share, respectively, to all common stockholders.

During the first quarter of fiscal 2021, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on June 15, 2020 to stockholders of record at the close of business on June 1, 2020.

Holders of Record

As of May 19, 2020, we had 574 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Advanced Drainage Systems, Inc.

Stock Performance Graph

The following graph presents a comparison from March 31, 2015 through March 31, 2020 of the cumulative return of our common stock, the Standard and Poor’s Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investment of $100 on March 31, 2015 in our common stock and in each of the two indices and the reinvestment of dividends.

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

(Amounts in thousands, except per share data)	2020	2019	2018	2017	2016
Consolidated statement of operations data:
Net sales	$1,673,805	$1,384,733	$1,330,354	$1,257,261	$1,290,678
Cost of goods sold	1,188,716	1,057,766	1,027,873	961,451	1,005,326
Cost of goods sold - ESOP special dividend compensation	168,610	—	—	—	—
Gross profit	316,479	326,967	302,481	295,810	285,352
Selling expenses	117,068	96,335	92,764	91,475	88,478
General and administrative expenses	154,270	89,692	98,392	110,950	92,504
Selling, general and administrative - ESOP special dividend compensation	78,142	—	—	—	—
Loss on disposal of assets and costs from exit and disposal activities	5,338	3,647	15,003	8,509	812
Intangibles amortization	57,010	7,880	8,068	8,548	9,224
Income from (loss) operations	(95,349)	129,413	88,254	76,328	94,334
Interest expense	82,711	18,618	15,262	17,467	18,460
Derivative losses (gains) and other expense (income), net	1,554	(815)	(3,950)	(5,970)	16,575
(Loss) income before income taxes	(179,614)	111,610	76,942	64,831	59,299
Income tax expense	14,092	30,049	11,411	24,615	23,498
Equity in net (income) loss of unconsolidated affiliates	(1,909)	95	739	4,308	5,234
Net (loss) income	(191,797)	81,466	64,792	35,908	30,567
Less: net income attributable to noncontrolling interest	1,377	3,694	2,785	2,958	5,515
Net (loss) income attributable to ADS	(193,174)	77,772	62,007	32,950	25,052
Weighted average common shares outstanding:
Basic	63,820	57,025	55,696	54,919	53,978
Diluted	63,820	57,611	56,334	55,624	55,176
Net (loss) income per share
Basic	$(3.21)	$1.23	$1.00	$0.51	$0.40
Diluted	(3.21)	1.22	0.99	0.50	0.39
Cash dividends declared per share	1.36	0.32	0.28	0.24	0.20

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2020	2019	2018	2017	2016
Consolidated balance sheet data:
Cash	$174,233	$8,891	$17,587	$6,450	$6,555
Working capital (1)	427,998	260,228	237,210	184,812	187,378
Total assets	2,369,888	1,042,159	1,043,242	1,046,285	1,037,316
Long-term debt	1,089,368	208,602	270,900	310,849	312,214
Long-term finance lease obligations	44,501	61,555	59,963	58,710	56,809
Total liabilities	1,585,306	541,524	609,433	695,850	723,080
Total mezzanine equity (2)	247,097	102,322	109,550	112,825	111,747
Total stockholders’ equity	537,485	398,313	324,259	237,610	202,489
Consolidated statement of cash flows data:
Net cash provided by operating activities	$306,189	$151,678	$137,120	$104,239	$135,342
Net cash used in investing activities (3)	(1,150,470)	(42,544)	(30,445)	(61,259)	(49,018)
Net cash (used in) provided by financing activities (4)	1,011,572	(117,655)	(94,953)	(42,825)	(82,964)
Other financial data:
Adjusted EBITDA (Non-GAAP)	$361,868	$231,960	$210,230	$193,371	$187,340
Adjusted EBITDA Margin (Non-GAAP)	21.6%	16.8%	15.8%	15.4%	14.5%
Capital expenditures	67,677	43,412	41,709	46,676	44,942
Free Cash Flow (Non-GAAP)	238,512	108,266	95,411	57,563	90,400

(1)	Working capital is equal to current assets less current liabilities. Working capital is an indication of liquidity and potential need for short-term funding.
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

(3)	We acquired Infiltrator Water Technologies on July 31, 2019.
(4)	Financing activities are described in detail in the section “Liquidity and Capital Resources”.

Non-GAAP Measures

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin – EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate EBITDA as net income before interest, income taxes and depreciation and amortization. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are included in this Annual Report on Form 10-K because they are key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

Advanced Drainage Systems, Inc.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin on a supplemental basis. Our measure of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to Net income (loss), the most comparable GAAP measure, for each of the periods indicated.

(Amounts in thousands)	2020	2019	2018	2017	2016
Net income (loss)	$(191,797)	$81,466	$64,792	$35,908	$30,567
Depreciation and amortization	124,940	71,900	75,003	72,355	71,009
Interest expense	82,711	18,618	15,262	17,467	18,460
Income tax expense	14,092	30,049	11,411	24,615	23,498
EBITDA	29,946	202,033	166,468	150,345	143,534
Loss on disposal of assets or businesses	5,338	3,647	15,003	8,509	812
ESOP and stock-based compensation expense	32,395	21,828	18,845	17,875	4,382
ESOP special dividend compensation (a)	246,752	—	—	—	—
Transaction costs (b)	22,896	699	1,362	372	—
Inventory step up related to the Acquisition	7,880	—	—	—	—
Strategic growth and operational improvement initiatives (c)	6,659	3,450	—	—	—
COVID-19 related expenses (d)	5,081	—	—	—	—
Restatement-related costs (e)	8	(1,924)	4,227	24,026	27,970
Other adjustments (f)	4,913	2,227	4,325	(7,756)	10,642
Adjusted EBITDA	$361,868	$231,960	$210,230	$193,371	$187,340
Adjusted EBITDA Margin	21.6%	16.8%	15.8%	15.4%	14.5%

(a)

In the first quarter of fiscal 2020, the Company paid a special dividend of $1.00 per share. The dividend was used to pay back a portion of the ESOP loan resulting in $246.8 million in additional stock-based compensation. See “Note 19. Net Income Per Share and Stockholders’ Equity” for additional information.

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

(d)	Includes expenses in connection with our response to the COVID-19 pandemic including pandemic pay, see “Note 16. Employee Benefit Plans” for additional information, and crisis management.
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

Advanced Drainage Systems, Inc.

(f)

Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting, contingent consideration remeasurement, executive retirement expense (benefit) and legal settlements. The other adjustments in fiscal 2020 also includes expenses related to the ADS Mexicana’s investigation as described in “Note 15. Commitments and Contingencies”.

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

(Amounts in thousands)	2020	2019	2018	2017	2016
Cash flow from operating activities	$306,189	$151,678	$137,120	$104,239	$135,342
Capital expenditures	(67,677)	(43,412)	(41,709)	(46,676)	(44,942)
Free cash flow	$238,512	$108,266	$95,411	$57,563	$90,400

Advanced Drainage Systems, Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We consolidate our joint venture for purposes of GAAP, except for our South American Joint Venture.

Overview

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. With the acquisition of Infiltrator Water Technologies in the second quarter of fiscal 2020, we are now a leading provider of plastic leach field chambers, septic tanks and accessories for use primarily in residential applications.

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated polyethylene pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever-expanding range of end markets. This has allowed us to consistently gain share and achieve above market growth throughout economic cycles. We expect to continue to drive conversion to our products from traditional materials as contractors, civil design engineers and municipal agencies increasingly acknowledge the superior physical attributes and compelling value proposition of our thermoplastic products. In addition, we believe that overall demand for our products will benefit as the regulatory environment continues to evolve.

Our broad product line includes HDPE pipe, PP pipe, related water management products and, after the Acquisition, plastic leach field chambers and septic tanks. We refer to our plastic leach field chamber and septic tank products as Infiltrator Water Technologies. Infiltrator Water Technologies shares a similar conversion strategy as our Pipe products, gaining market share through conversion from traditional materials. Building on our core drainage businesses, we have aggressively pursued attractive ancillary product categories such as storm chambers, PVC drainage structures, fittings and filters, and water quality filters and separators, including our acquisition of Infiltrator Water Technologies. We refer to our ancillary product categories as Allied Products & Other. Given the scope of our overall sales and distribution platform, we have been able to drive growth within our Allied Products & Other and believe there are significant growth opportunities going forward.

Advanced Drainage Systems, Inc.

Executive Summary

Fiscal Year 2020 Results

•	Net sales increased 20.9% to $1,673.8 million
•	Net loss of $191.8 million as compared to net income of $81.5 million in the prior year
o	Includes $246.8 million of additional one-time ESOP stock-based compensation expense
•	Adjusted EBITDA increased 56.0% to $361.9 million
•	Cash provided by operating activities increased 101.9% to $306.2 million
•	Free cash flow increased 120.3% to $238.5 million

Net sales increased $289.1 million, or 20.9%, to $1,673.8 million, as compared to $1,384.7 million in the prior year. Domestic pipe sales increased $85.8 million, or 9.9%, to $954.6 million. Allied & Other sales increased $47.9 million, or 13.5%, to $403.3 million. These increases were driven by strong performance in both the U.S. construction and agriculture end markets. International net sales decreased $12.0 million or 7.5% to $148.6 million as compared to $160.6 million in the prior year, driven primarily by a decrease in Mexico sales. Infiltrator Water Technologies contributed an additional $211.0 million to net sales prior to the effects of intercompany eliminations.

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

Gross profit decreased $10.5 million to $316.5 million due to the $168.6 million ESOP compensation expense described above. Excluding the ESOP special dividend compensation, gross profit increased $158.1 million, or 48.4%, primarily due to an increase in both pipe and allied product sales as well as favorable pricing and material cost. Infiltrator Water Technologies contributed an additional $82.9 million of gross profit prior to the effects of intercompany eliminations. This was partially offset by unfavorable inventory absorption cost due to the retention of key manufacturing employees during the fourth quarter of fiscal 2019 despite lower production volume.

Impact of COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and globally. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruptions and may have an adverse effect on our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While our production facilities are operating as essential businesses, the Company may experience future impacts such as reduced operations or temporarily closing facilities.

Advanced Drainage Systems, Inc.

In efforts to maintain a safe work environment and help contain the spread of COVID-19, we have transitioned to a work-from-home policy for those that are able and suspended all nonessential employee travel and events. We have also proactively implemented further safety and risk mitigation practices, including:

•	Educating associates on COVID-19 related symptoms;
•	Regularly assessing deliveries and orders in virus “hot zones” and higher-risk geographic regions;
•	Employing strict social distancing practices across all departments and divisions; and
•	Instituting additional health screenings such as temperature checks at facilities, which currently all remain open.

Importantly, we are following all guidelines and directives from governmental and regulatory agencies across manufacturing facilities, distribution centers, and delivery fleets in order to continue operating safely and responsibly, while meeting the needs of customers.

Factors deriving from the COVID-19 response that have or may negatively impact sales and operating profit in the future include, but are not limited to: limitations on our ability to procure raw materials, declines in product demand, limitations on our ability to meet delivery requirements and commitments, limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home and limitations on the ability of our customers to pay us on a timely basis.

While we may experience unfavorable impacts to our business, given the dynamic nature of these circumstances, the full extent of the COVID-19 pandemic on our ongoing business, results of operations and overall financial performance is difficult to forecast at this time. In fiscal 2020, we communicated to all hourly employees that each of them would be entitled to the equivalent of two weeks, or 80 hours, of pandemic pay regardless of whether they experienced any interruption of employment. We recognized pandemic pay costs and accrued pandemic pay liability of $4.8 million in the fiscal year ended March 31, 2020. The cash payment of pandemic pay did not occur in fiscal 2020 and will occur at a future date. Also, we have deferred payment of the Company’s share of Social Security payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows for the deferral of these payments through the end of 2020 and requires repayment of the deferred amounts in 2021 and 2022.

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

Advanced Drainage Systems, Inc.

•	commodity prices; and
•	demographic factors such as population growth and household formation.

Product Pricing - The price of our products is impacted by competitive pricing dynamics in our industry as well as by raw material input costs. Our industry is highly competitive and the sales prices for our products may vary based on the sales policies of our competitors. Raw material costs represent a significant portion of the cost of goods sold for our products. We aim to increase our product selling prices in order to cover raw material price increases, but the inability to do so could impact our profitability. Movements in raw material, logistics or other overhead costs and resulting changes in the selling prices may also impact changes in period-to-period comparisons of net sales.

Material Conversion - Our HDPE and PP pipe, plastic leach field chambers, septic tanks and related water management product lines compete with other manufacturers of corrugated polyethylene pipe as well as manufacturers of alternative products made with traditional materials, such as concrete, steel and PVC. Our net sales are driven by market trends, including the continued increase in adoption of thermoplastic corrugated pipe products as a replacement for traditional materials. Thermoplastic corrugated pipe is generally lighter, more durable, more cost effective and easier to install than comparable products made from traditional materials. We believe customers will continue to acknowledge the superior attributes and compelling value proposition of our thermoplastic products and expanded regulatory approvals allow for their use in new markets and geographies. In addition, we believe that PP pipe products will also help accelerate conversion given the additional applications for which our PP pipe products can be used.

We believe the adoption of HDPE and PP pipe outside of the United States is still in its early stages and represents a significant opportunity for us to continue to increase the conversion to our products from traditional products in these markets, including Canada, Mexico and South America where we operate.

Growth in Allied Products & Other - Our Allied Products & Other include storm and septic chambers, PVC drainage structures, fittings, stormwater filters and water separators. These products complement our pipe product lines and allow us to offer a comprehensive water management solution to our customers and drive organic growth. Our leading market position in pipe products allows us to cross-sell Allied Products & Other effectively. Our comprehensive offering of Allied Products & Other also helps us increase pipe sales in certain markets. Our Allied Products & Other are less sensitive to increases in resin prices since resin prices represent a smaller percentage of the cost for Allied Products & Other.

Our leading position in the pipe market has allowed us to increase organic growth of our Allied Products & Other. We also expect to expand our Allied Product offerings through acquisitions.

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

We currently purchase in excess of 1,100 million pounds of virgin and recycled resin annually from over 470 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.

Advanced Drainage Systems, Inc.

In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:

•	increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;
•

internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs (approximately 81% of our recycled HDPE resin was internally processed (enhanced) in fiscal 2020);

•

managing a resin price risk program that may entail both physical fixed price and volume contracts along with financial hedges. For our PP virgin resin price exposure, we have the ability to utilize financial hedges of propylene as a proxy for PP; and

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

Description of our Segments

Following the acquisition of Infiltrator Water Technologies, we revised our reportable segments to reflect how the Chief Operating Decision Maker (“CODM”) currently reviews financial information and makes operational decisions. After the Acquisition, we operate our business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator Water Technologies.” “Allied Products & Other” represents our Allied Products and all other business segments. “Pipe” and “Allied Products & Other” were previously disclosed as our Domestic segment.

We generate a greater proportion of our net sales and gross profit in our Pipe segment, which consists of Pipe product sales in all regions of the United States. We expect the percentage of total net sales and gross profit derived

Advanced Drainage Systems, Inc.

from our other segments to continue to increase in future periods as we continue to expand non-Pipe product and our international presence. See “Note 21. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Pipe – Our Pipe segment manufactures and markets high performance thermoplastic corrugated pipe throughout the United States. We maintain and serve these markets through product distribution relationships with many of the largest national and independent waterworks distributors, buying groups and co-ops, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the United States. For fiscal 2020, 2019 and 2018, we generated net sales attributable to our Pipe segment of $954.6 million, $868.8 million, and $844.9 million, respectively.

Infiltrator Water Technologies –Infiltrator Water Technologies is a leading national provider of plastic leach field chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator Water Technologies products are used in on-site septic wastewater treatment systems in the United States and Canada. We acquired Infiltrator Water Technologies on July 31, 2019. We generated net sales to external customers attributable to our Infiltrator Water Technologies segment of $211.0 million subsequent to the acquisition.

International - Our International segment manufactures and markets products in regions outside of the United States, with a strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. For fiscal 2020, 2019, and 2018, we generated net sales attributable to our International segment of $148.6 million, $160.6 million, and $155.9 million, respectively. Our investment in the South American Joint Venture is accounted for under the equity method and is not consolidated for financial reporting purposes. The unconsolidated sales of the South American Joint Venture were $52.5 million, $47.6 million, and $44.6 million, in fiscal 2020, 2019, and 2018, respectively.

Allied Products & Other – Our other operating segments manufacture a range of Allied Products & Other that are complementary to our Pipe products. Our Allied Products & Other offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers. For fiscal 2020, 2019 and 2018, our other reporting units generated net sales of $403.3 million, $355.3 million and $329.6 million, respectively. Unconsolidated sales for our domestic unconsolidated joint venture, Tigre-ADS USA, prior to the Company’s divestiture in April 2018 were $17.6 million in fiscal 2018.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin - EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate EBITDA as net income before interest, income taxes and depreciation and amortization. We calculate adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are included in this Annual Report on Form 10-K because they are key metrics used by management and our Board of Directors to assess our financial performance. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin contain certain other limitations, including the failure to reflect

Advanced Drainage Systems, Inc.

our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin on a supplemental basis. Our measure of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

For a reconciliation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss), the most comparable GAAP measure, see “Item 6. Selected Financial and Operating Data.”

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

(Amounts in thousands)	2020	2019	2018
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$239,531	$191,002	$186,330
International Adjusted Gross Profit	36,999	37,191	31,725
Allied Products & Other Adjusted Gross Profit	201,206	168,729	155,166
Unallocated corporate and selling expenses	(190,353)	(164,962)	(162,991)
Legacy ADS Adjusted EBITDA	$287,383	$231,960	$210,230
Legacy Infiltrator Water Technologies Adjusted EBITDA
Infiltrator Water Technologies Adjusted Gross Profit	98,245	—	—
Unallocated corporate and selling expenses	(21,865)	—	—
Legacy Infiltrator Water Technologies Adjusted EBITDA	$76,380	$—	$—
Intersegment eliminations	(1,895)	—	—
Consolidated Adjusted EBITDA	$361,868	$231,960	$210,230

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

Advanced Drainage Systems, Inc.

Results of Operations

Results of Operations by Segment

The following table presents our net sales by segment, net sales by segment as a percentage of total net sales, gross profit by segment, gross profit by segment as a percentage of total gross profit, Segment Adjusted Gross Profit and Segment Adjusted Gross Profit as a percentage of total Adjusted Gross Profit by segment for the periods presented.

(Amounts in thousands)	2020		2019		2018
Net sales from external customers by segment
Pipe	$952,603	56.9%	$868,805	62.7%	$844,875	63.5%
Infiltrator Water Technologies	169,348	10.1%	—	—	—	—
International
International - Pipe	108,624	6.5%	122,836	8.9%	119,207	9.0%
International - Allied Products & Other	39,957	2.4%	37,766	2.7%	36,715	2.8%
Total International	148,581	8.9%	160,602	11.6%	155,922	11.7%
Allied Products & Other	403,273	24.1%	355,326	25.7%	329,557	24.8%
Total net sales	$1,673,805	100.0%	$1,384,733	100.0%	$1,330,354	100.0%
Gross profit by segment
Pipe	$179,722	56.8%	$131,445	40.2%	$127,083	42.0%
Infiltrator Water Technologies	82,922	26.2%	—	—	—	—
International	30,666	9.7%	31,232	9.6%	25,052	8.3%
Allied Products & Other	25,064	7.9%	164,290	50.2%	150,346	49.7%
Intersegment Elimination	(1,895)	(0.6)%	—	—	—	—
Total gross profit	$316,479	100.0%	$326,967	100.0%	$302,481	100.0%
Segment Adjusted Gross Profit
Pipe	$239,531	41.7%	$191,002	48.1%	$186,330	49.9%
Infiltrator Water Technologies	98,245	17.1%	—	—	—	—
International	36,999	6.4%	37,191	9.4%	31,725	8.5%
Allied Products & Other	201,206	35.0%	168,729	42.5%	155,166	41.6%
Intersegment Elimination	(1,895)	(0.3)%	—	—	—	—
Total Adjusted Gross Profit	$574,086	100.0%	$396,922	100.0%	$373,221	100.0%

Advanced Drainage Systems, Inc.

Fiscal Year Ended March 31, 2020 Compared with Fiscal Year Ended March 31, 2019

The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2020 and 2019. We believe this presentation is useful to investors in comparing historical results.

	2020		2019
Consolidated Statements of Operations data:
Net sales	$1,673,805	100.0%	$1,384,733	100.0%
Cost of goods sold	1,188,716	71.0	1,057,766	76.4
Cost of goods sold - ESOP special dividend compensation	168,610	10.1	—	—
Gross profit	316,479	18.9	326,967	23.6
Selling expenses	117,068	7.0	96,335	7.0
General and administrative expenses	154,270	9.2	89,692	6.5
Selling, general and administrative - ESOP special dividend compensation	78,142	4.7	—	—
Loss on disposal of assets and costs from exit and disposal activities	5,338	0.3	3,647	0.3
Intangible amortization	57,010	3.4	7,880	0.6
(Loss) income from operations	(95,349)	(5.7)	129,413	9.3
Interest expense	82,711	4.9	18,618	1.3
Derivative losses (gains) and other expense (income), net	1,554	0.1	(815)	(0.1)
(Loss) income before income taxes	(179,614)	(10.7)	111,610	8.1
Income tax expense	14,092	0.8	30,049	2.2
Equity in net (income) loss of unconsolidated affiliates	(1,909)	(0.1)	95	—
Net (loss) income	(191,797)	(11.5)	81,466	5.9
Less: net income attributable to the non- controlling interest	1,377	0.1	3,694	0.3
Net (loss) income attributable to ADS	$(193,174)	(11.5)%	$77,772	5.6%

Net sales – Net sales increased by $289.1 million, of which $169.3 million represented sales from Infiltrator Water Technologies. Net sales excluding Infiltrator Water Technologies are referred to as organic sales, a non-GAAP measure.

	2020			2019
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$954,633	$(2,030)	$952,603	$868,805	$—	$868,805
Infiltrator Water Technologies	211,005	(41,657)	169,348	—	—	—
International
International - Pipe	108,624	—	108,624	122,836	—	122,836
International - Allied Products & Other	39,957	—	39,957	37,766	—	37,766
Total International	148,581	—	148,581	160,602	—	160,602
Allied Products & Other	403,273	—	403,273	355,326	—	355,326
Intersegment Eliminations	(43,687)	43,687	—	—	—	—
Total Consolidated	$1,673,805	$—	$1,673,805	$1,384,733	$—	$1,384,733

•

Pipe net sales to all customers for fiscal 2020 increased by $85.8 million, or 9.9% compared to fiscal 2019. The increase was due to an increase in pipe volume resulting in a $91.1 million offset by a $7.7 million decrease as a result of price and product mix.

Advanced Drainage Systems, Inc.

•

Infiltrator Water Technologies net sales to all customers increased by $211.0 million. The Company acquired Infiltrator Water Technologies in fiscal 2020 and therefore did not report any Infiltrator Water Technologies sales for fiscal 2019.

•

International net sales for fiscal 2020 decreased by $12.0 million, or 7.5%, compared to fiscal 2019. International Pipe sales decreased by $14.2 million, attributable to volume decreases, offset by an increase of $2.2 million in International Allied Product sales.

•

Allied Products & Other net sales for fiscal 2020 increased $47.9 million, or 13.5%, compared to fiscal 2019. The increase was due to the combination of both volume increases along with favorable price and product mix.

Cost of goods sold and Gross profit - Cost of goods sold increased by $299.6 million, or 28.3%, and gross profit decreased by $10.5 million, or 3.2%, in fiscal 2020 compared to fiscal 2019. The decrease in gross profit was primarily due to the ESOP special dividend compensation expense of $168.6 million allocated to Cost of goods sold. Gross profit excluding Infiltrator Water Technologies and ESOP special dividend compensation, referred to as organic gross profit, a non-GAAP measure, increased by 23.6%.

	Fiscal Year Ended March 31,
	2020	2019	$ Variance	% Variance
	(in thousands)
Pipe	$179,722	$131,445	$48,277	36.7%
International	30,666	31,232	(566)	(1.8)%
Allied Products & Other	193,674	164,290	29,384	17.9%
Organic gross profit	404,062	326,967	77,095	23.6%
Infiltrator Water Technologies	82,922	—	82,922	—
Cost of goods sold - ESOP special dividend compensation	(168,610)	—	(168,610)	—
Intersegment eliminations	(1,895)	—	(1,895)	—
Total gross profit	$316,479	$326,967	$(10,488)	(3.2)%

•

Pipe gross profit increased primarily due to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above. The increase in Pipe gross profit was also attributable to lower material and transportation costs, which was partially offset by higher labor and overhead costs

•	The Company acquired Infiltrator Water Technologies in fiscal 2020 and therefore did not report and Infiltrator Water Technologies gross profit for fiscal 2019.
•	International gross profit decreased primarily due to the decreased net sales discussed above partially offset by decreased material and transportation costs.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above.

Selling expenses - Selling expenses for fiscal 2020 as a percentage of net sales were consistent with fiscal 2019.

General and administrative expenses - General and administrative expenses for fiscal 2020 increased $64.6 million from the prior year. The increase was primarily due to an increase of $22.2 million in transaction costs primarily related to the Acquisition, $13.4 million in general and administrative expenses at Infiltrator Water Technologies, $16.0 million increase in salary, bonus, and stock-based compensation expenses to support growth and $3.2 million of strategic growth and operational improvement initiative expenses.

Selling, general and administrative – ESOP special dividend compensation – In fiscal 2020, ESOP special dividend compensation expense of $78.1 million was allocated to selling, general and administrative expenses.

Advanced Drainage Systems, Inc.

Loss on disposal of assets and costs from exit and disposal activities – In the fiscal year ended March 31, 2020, we recorded $5.3 million of expense related to loss on disposal of assets and costs from exit and disposal activities compared to $3.6 million in the year ended March 31, 2019. The increase is primarily due to $2.6 million of Acquisition related severance and other costs. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased as a percentage of net sales primarily due to the addition of intangible assets related to the Acquisition.

Interest expense - Interest expense increased $64.1 million in fiscal 2020 as compared to fiscal 2019. The increase was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty from the extinguishment of debt instruments. The remainder of the increase was due to increased debt levels offset by changes in interest rates. See “Note 13. Debt” for additional discussion.

Derivative losses (gains) and other expense (income), net – Derivative losses (gains) and other expenses (income), net, decreased by $2.4 million for fiscal 2020 compared to fiscal 2019. The decrease is primarily due to changes in realized and unrealized diesel hedges.

Income tax expense – For the fiscal years ended March 31, 2020 and 2019, we had effective tax rates of (7.9%) and 26.9%, respectively. The decrease in the effective tax rate was primarily due to stock appreciation from the additional ESOP shares allocated and the Acquisition. See “Note 18. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The equity in net (income) loss of unconsolidated affiliates increased to $1.9 million income for fiscal 2020 from a $0.1 million loss for fiscal 2019. Prior to the acquisition of the noncontrolling interest of Baysaver in fiscal 2019, our proportionate share of income or loss in BaySaver was included in equity in net (income) loss of unconsolidated affiliates.

Net income attributable to noncontrolling interest - Income attributable to noncontrolling interest decreased by $2.3 million from net income of $3.7 million in fiscal 2019 to $1.4 million in fiscal 2020. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

Advanced Drainage Systems, Inc.

Fiscal Year Ended March 31, 2019 Compared with Fiscal Year Ended March 31, 2018

The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2019 and 2018. We believe this presentation is useful to investors in comparing historical results.

	2019		2018
Consolidated Statements of Operations data:
Net sales	$1,384,733	100.0%	$1,330,354	100.0%
Cost of goods sold	1,057,766	76.4	1,027,873	77.3
Gross profit	326,967	23.6	302,481	22.7
Selling expenses	96,335	7.0	92,764	7.0
General and administrative expenses	89,692	6.5	98,392	7.4
Loss on disposal of assets and costs from exit and disposal activities	3,647	0.3	15,003	1.1
Intangible amortization	7,880	0.6	8,068	0.6
Income from operations	129,413	9.3	88,254	6.6
Interest expense	18,618	1.3	15,262	1.1
Derivative gains and other income, net	(815)	(0.1)	(3,950)	(0.3)
Income before income taxes	111,610	8.1	76,942	5.8
Income tax expense	30,049	2.2	11,411	0.9
Equity in net loss of unconsolidated affiliates	95	—	739	0.1
Net income	81,466	5.9	64,792	4.9
Less: net income attributable to the non- controlling interest	3,694	0.3	2,785	0.2
Net income attributable to ADS	$77,772	5.6%	$62,007	4.7%

Net sales - Net sales totaled $1,384.7 million in fiscal 2019, increasing $54.4 million or 4.1%, as compared to $1,330.4 million in fiscal 2018.

	2019			2018
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$868,805	$—	$868,805	$844,875	$—	$844,875
Infiltrator Water Technologies	—	—	—	—	—	—
International
International - Pipe	122,836	—	122,836	119,207	—	119,207
International - Allied Products & Other	37,766	—	37,766	36,715	—	36,715
Total International	160,602	—	160,602	155,922	—	155,922
Allied Products & Other	355,326	—	355,326	329,557	—	329,557
Intersegment Eliminations	—	—	—	—	—	—
Total Consolidated	$1,384,733	$—	$1,384,733	$1,330,354	$—	$1,330,354

•

Pipe net sales to all customers for fiscal 2019 increased by $23.9 million, or 2.8% compared to fiscal 2018. The increase was due to price increases and changes in product mix of $49.3 million partially offset by a pipe volume decrease of $15.9 million.

•

International net sales for fiscal 2019 increased by $4.7 million, or 3.0%, compared to fiscal 2018. The decrease was primarily due to an increase in international pipe sales of $3.6 million, or 3.0%, which was primarily attributable to price increases and changes in product mix, and a $1.1 million increase in international Allied Products & Other net sales.

Advanced Drainage Systems, Inc.

•	Allied Products & Other net sales for fiscal 2019 increased $25.8 million, or 7.8%, compared to fiscal 2018.

Cost of goods sold and Gross profit - Cost of goods sold increased $29.9 million, or 2.9%, to $1,057.8 million during fiscal 2019 as compared to $1,027.9 million during fiscal 2018.

Gross profit increased $24.5 million, or 8.1%, to $327.0 million from $302.5 million during fiscal 2018. Gross profit as a percentage of net sales increased to 23.6% in fiscal 2019 from 22.7% in fiscal 2018.

	Fiscal Year Ended March 31,
	2019	2018	$ Variance	% Variance
	(in thousands)
Pipe	$131,445	$127,083	$4,362	3.4%
International	31,232	25,052	6,180	24.7%
Allied Products & Other	164,290	150,346	13,944	9.3%
Organic gross profit	326,967	302,481	24,486	8.1%
Infiltrator Water Technologies	—	—	—	—
Intersegment eliminations	—	—	—	—
Total gross profit	$326,967	$302,481	$24,486	8.1%
•

Pipe gross profit increased primarily due to the price increases and changes in product mix, offset by the decrease in pipe volumes discussed above. The increase in Pipe net sales were offset by an increase in material and transportation costs and increased labor and overhead.

•

International gross profit increased $6.2 million, or 24.7%, for fiscal 2019 as compared to fiscal 2018 primarily due to decreased labor and overhead and the gross profit impact of the net sales increase discussed above. These increases were offset by an increase in material and transportation costs.

•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Selling expenses - Selling expenses for fiscal 2019 as a percentage of net sales were consistent with fiscal 2018.

General and administrative expenses - General and administrative expenses for fiscal 2019 decreased as a percentage of net sales by 90 basis points over fiscal 2018. The decrease was primarily due to a decrease in professional and legal fees of $10.7 million resulting from decreased restatement costs and a legal settlement of $2.0 million in fiscal 2018. The decrease was offset by an increase in salaries and benefits of $4.4 million due to increased headcount to support growth.

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

Interest expense - Interest expense from our debt and finance lease obligations increased $3.4 million, or 22.0%, in fiscal 2019 as compared to fiscal 2018. Interest expense increased primarily due to a $4.5 million change in mark to

Advanced Drainage Systems, Inc.

market losses related to our interest rate swaps. This increase was offset by a decrease in our average overall outstanding debt of $49.6 million, or 23.9%, for fiscal 2019 compared to the average balance for fiscal 2018.

Derivative gains and other income, net – Derivative gains and other income, net, decreased to gains of $0.8 million in fiscal 2019 compared to gains of $4.0 million in fiscal 2018. The decrease in derivative gains and other income, net is primarily due to other non-operating income of $3.0 million for fiscal 2018.

Income tax expense – For the fiscal years ended March 31, 2019 and 2018, we had effective tax rates of 26.9% and 14.8%, respectively. The increase in the effective tax rate was primarily due to the impact of tax reform items and other discrete items. See “Note 18. Income Taxes” for additional information.

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

The following table presents key liquidity metrics utilized by management. The table includes the Non-GAAP measure, Free cash flow, which is further discussed and defined above.

(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$306,189	$151,678
Capital expenditures	(67,677)	(43,412)
Free cash flow	238,512	108,266
Total debt (debt and finance lease obligations)	1,162,206
Cash	174,233
Net debt (total debt less cash)	987,973
Leverage ratio	2.7

The following table summarizes our available liquidity as of March 31, 2020:

(Amounts in thousands)	March 31, 2020
Revolver capacity	$350,000
Less: outstanding borrowings	100,000
Less: letters of credit	8,505
Revolver available liquidity	$241,495

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

As of March 31, 2020, we had $10.8 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

Advanced Drainage Systems, Inc.

Debt and Equity Financing Transactions

As further described below, during the fiscal year ended March 31, 2020, the Company and certain of its subsidiaries entered into a series of transactions that resulted in the refinancing of the existing external borrowings of the Company with the new financings, as well as the completion of an underwritten public offering of common stock. These financing activities were in connection with the completion of the Acquisition of Infiltrator Water Technologies.

On July 29, 2019, the Company repaid in full all its outstanding indebtedness and other obligations under the Shelf Note Agreement totaling $104.4 million by using borrowings from the Company’s existing credit facility under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens securing the Shelf Note Agreement were terminated and released, and the Shelf Note Agreement was terminated.

On July 31, 2019, the Company entered into the Base Credit Agreement with Barclays Bank PLC, as administrative agent and the several lenders from time to time party thereto. The Company borrowed under the Credit Agreement and the funds were used to (i) finance the Merger Consideration for the acquisition of Infiltrator Water Technologies, (ii) repay the total outstanding amount under the existing PNC Credit Agreement, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator Water Technologies under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Credit Agreement.

Thereafter, on the Acquisition Closing Date, using borrowings of the Bridge Loan Facility and Bridge Revolving Facility under the Bridge Credit Facility, the Company repaid in full all its indebtedness and other obligations under the PNC Credit Agreement totaling $239.2 million. Concurrently with the repayment, all security interests and liens securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

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

Working Capital and Cash Flows

During fiscal 2020, our net increase in cash amounted to $165.3 million compared to a net decrease of $8.7 million during fiscal 2019. Our sources of funds in fiscal 2020 were primarily driven by borrowings under the Term Loan Facility, Senior Notes and Revolving Credit Facility, proceeds from our Common Stock Offering and an increase in cash provided by operating activities. Our use of cash during fiscal 2020 was primarily related to the Acquisition and repayment of our previous debt arrangements. Our source of funds in fiscal 2019 was primarily driven by an increase in cash provided by operating activities due to increased income from continuing operations and increased deferred tax liabilities. Additionally, repayments of our long-term debt and revolving credit facility, cash dividend payments and payments of finance lease obligations impacted our cash position.

As of March 31, 2020, we had $415.7 million in liquidity, including $174.2 million of cash, $241.5 million in borrowings available under our Revolving Credit Facility, excluding $8.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Advanced Drainage Systems, Inc.

As of March 31, 2020, we had consolidated indebtedness (excluding finance lease obligations) of approximately $1,099.7 million, an increase of $862.9 million compared to March 31, 2019.

Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital increased to $428.0 million as of March 31, 2020, from $260.2 million as of March 31, 2019, primarily due to an increase in cash of $165.3 million. The Company holds a favorable cash position and drew down $100 million prior to March 31, 2020 on its revolving credit facility out of an abundance of caution to ensure liquidity during the COVID-19 pandemic.

Working capital increased to $260.2 million as of March 31, 2019, from $237.2 million as of March 31, 2018, primarily due to an increase in receivables of $15.0 million and a decrease in accounts payable of $11.9 million.

Operating Cash Flows - During fiscal 2020, cash provided by operating activities was $306.2 million as compared with cash provided by operating activities of $151.7 million for fiscal 2019. Cash flow from operating activities during fiscal 2020 was primarily impacted by changes in working capital, including improved collections from accounts receivable, faster inventory turns and extension of terms of our accounts payable.

During fiscal 2019, cash provided by operating activities was $151.7 million as compared with cash provided by operating activities of $137.1 million for fiscal 2018. Cash flow from operating activities during fiscal 2019 was primarily impacted by increased income from continuing operations including decreased restructuring costs.

Investing Cash Flows - During fiscal 2020, cash used for investing activities was $1,150.5 million. The increase in cash used for investing activities was primarily due to the Acquisition of Infiltrator Water Technologies, net of cash acquired. Capital expenditures was $67.7 million compared to $43.4 million in fiscal 2019.

During fiscal 2019, cash used for investing activities was $42.5 million, primarily due to $43.4 million for capital expenditures and additions to capitalized software.

During fiscal 2018, cash used for investing activities was $30.4 million, primarily due to $41.7 million for capital expenditures and additions to capitalized software, and $2.0 million for the acquisition of Duraslot, Inc. The Company also received $13.6 million of proceeds from the sale of corporate-owned life insurance.

Advanced Drainage Systems, Inc.

Financing Cash Flows – During fiscal 2020, cash provided by financing activities was $1,011.6 million, due to the new Term Loan Facility, Senior Notes and Common Stock Offering. These cash inflows were offset by the repayment of the PNC Credit Agreement and Prudential Senior Notes, the special and quarterly dividend payments of $92.1 million and payments on our finance lease obligations of $27.1 million. The table below summarizes the cash flows from the Acquisition, and the related debt and equity transactions.

(Amounts in thousands)	Sources	Uses
Bridge Loan Facility	$1,300,000	$—
Bridge Revolving Credit Facility	145,000	—
PNC Credit Agreement draw	104,429	—
Prudential Senior Notes payoff	—	(104,429)
PNC Credit Agreement payoff	—	(239,240)
Acquisition of Infiltrator Water Technologies, fair value of consideration transferred	—	(1,146,526)
Common stock offering, net of offering costs	293,648	—
Bridge Loan Facility - payment	—	(300,000)
Proceeds from Senior Notes Issuance	350,000	—
Bridge Loan Facility - payment	—	(300,000)
Term Loan Facility	700,000	—
Bridge Loan Facility - payment	—	(700,000)
Debt issuance costs	—	(34,606)
Cash to Balance Sheet	—	(68,276)
Total	$2,893,077	$(2,893,077)

During fiscal 2019, cash used in financing activities was $117.7 million, primarily for net debt payments of $62.1 million related to the repayments of the Secured Bank Loans and Senior Notes Payable, payments on our finance lease obligations of $24.3 million, dividend payments of $26.1 million and the acquisition of all the noncontrolling interest in BaySaver for $8.8 million.

During fiscal 2018, cash used in financing activities was $95.0 million, primarily for net debt payments of $46.8 million related to the refinancing of the Secured Bank Loans and Senior Notes Payable, as discussed in “Note 13. Debt,” payments on our finance lease obligations of $24.2 million, dividend payments of $18.5 million and repurchases of common stock of $7.9 million.

Capital Expenditures

Capital expenditures totaled $67.7 million for fiscal 2020. Infiltrator Water Technologies capital expenditures for fiscal 2020 was $24.9 million of our total capital expenditures. Our capital expenditures were used primarily to support facility improvements, equipment replacements, our recycled resin and operating efficiency initiatives and technology.

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

Advanced Drainage Systems, Inc.

We currently anticipate that we will make capital expenditures of approximately $60 to 65 million in fiscal 2021. Such capital expenditures are expected to be financed using funds generated by operations.

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

Following the repayment of the ESOP loan discussed above, the ESOP’s conversion of redeemable convertible preferred stock into common stock will impact on the Company’s net income, net income per share and common shares outstanding as follows (with the outstanding shares of common stock being approximately 30% greater after conversion):

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

(Amounts in thousands)	2020	2019	2018
Net (loss) income attributable to ADS	$(193,174)	$77,772	$62,007
ESOP special dividend compensation	246,752	—	—
ESOP deferred stock-based compensation	20,126	15,296	11,724

Impact on Common Stock Outstanding – The impact on the number of common shares outstanding will be as shares are converted, the number of common shares outstanding will increase.

(Shares in millions)	2020	2019	2018
Weighted average common shares outstanding	63.8	57.0	55.7
Conversion of redeemable convertible shares	17.1	17.6	18.3

Advanced Drainage Systems, Inc.

The repayment of a significant portion of the ESOP loan had an impact on the Company’s net income per share in fiscal 2020.

Debt and Capitalized Lease Obligations

See “Note 6. Leases” and “Note 13. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Loans, the Senior Notes and the Company’s finance lease obligations.

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

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of March 31, 2020, there were no borrowings under the Intercompany Note.

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

New Senior Secured Credit Facility - On September 24, 2019, the joint lead arrangers informed the Company that the parties had successfully completed a syndication of the remaining balance of the Bridge Credit Facility. The Senior Secured Credit Facility provided for a Term Loan Facility with an initial aggregate amount of $700 million, up to $350 million as a Revolving Facility, and up to $50 million as a letter of credit facility, as a sublimit of the Revolving Facility.

The Term Loan Facility must has an amortization feature equal to 1% of the original $700 million balance paid in equal quarterly installments commencing on January 1, 2020 and continuing on the first day of each consecutive

Advanced Drainage Systems, Inc.

April, July, October and January thereafter. To the extent not previously paid, all then-outstanding amounts under the Term Loan Facility are due and payable on the maturity date of the Term Loan Facility, which is September 26, 2026. Borrowings under the Revolving Facility are available beginning on the Closing Date and, to the extent not previously paid, all then-outstanding amounts under the Revolving Facility are due and payable on the maturity date of the Revolving Facility, which is September 29, 2024.

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

Interest on the Senior Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.000% per annum. The Senior Notes will mature on September

Advanced Drainage Systems, Inc.

30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Bridge Credit Facility.

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

For further information, see “Note 13. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2020.

Contractual Obligations as of March 31, 2020

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$1,099,742	$7,955	$14,532	$114,000	$963,255
Interest payments (2)	301,675	45,931	91,000	88,128	76,616
Operating leases	28,951	8,511	9,556	4,809	6,075
Finance leases	73,965	23,492	32,660	13,091	4,722
Total	$1,504,333	$85,889	$147,748	$220,028	$1,050,668

(1)	The Secured Bank Loans mature in June 2027.

Advanced Drainage Systems, Inc.

(2)	Based on applicable rates and pricing margins as of March 31, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 12. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2020. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22 million. As of March 31, 2020, our South American Joint Venture had approximately $9.3 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $4.7 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

•Reporting units - As a result of the Acquisition of Infiltrator Water Technologies, we revised our reportable segments and allocated the goodwill balance of $92.5 million recorded on the former Domestic reportable segment to our revised reporting units based on the relative fair value.  Our Pipe reporting unit was allocated approximately $57.7 million of goodwill from our former Domestic reporting unit.  No other reporting unit was allocated more than $10 million of goodwill.

•These estimates and assumptions include revenue growth rates and EBITDA used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.

• The fair value estimates are based on assumptions management believes to be reasonable, but are inherently uncertain.

We performed our annual impairment test for goodwill as of March 31, 2020. We performed the test for all reporting units with goodwill, which include our Domestic pipe reporting unit, the International reporting units, the Infiltrator Water Technologies reporting unit, and the various Allied Product reporting units.

Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value. Based on our analysis, the estimated fair value of each reporting unit exceeded its carrying value. However, the estimated fair value exceeded the carrying value by less than 20% for two of our reporting units, Infiltrator Water Technologies and Canada, which had goodwill balances of $495.8 million and $9.9 million, respectively, at March 31, 2020. We utilized a discount rate of 14%, in determining the discounted cash flows in our fair value analysis and a long-term growth rate of 3.0% and 2.0%, respectively. If our discount rate were to increase by 150 basis points, the fair value of these reporting units would fall below carrying value, which would indicate impairment of the goodwill.

In addition, these discounted cash flow analyses are dependent upon achieving forecasted levels of net sales and profitability. If performance were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment would be indicated at these reporting units, and potentially at our other reporting units. Management forecasts considered the impact of COVID-19 on net sales and profitability, but, if we see worse than expected impacts from COVID-19 that will likely have a negative impact on our forecasted revenue and profitability and this, along with the decline in our stock price and other market conditions, could result in an indication of impairment of goodwill in fiscal 2021.

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

We did not record any impairment charges for definite-lived intangible assets in fiscal 2020, 2019, or 2018. Due to the expected retirement of the “Hancor” trademark in fiscal 2021, we accelerated the amortization of our “Hancor” trademark recording additional amortization expense of $4.4 million.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2020. We determined for our indefinite-lived intangible assets that the fair value of the assets exceeded its carrying value. Accordingly, we did not incur any impairment charges for indefinite-lived intangible assets in fiscal 2020, 2019 or 2018. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

	We estimate and allocate variable consideration, such as right of return, credits or incentives, based on numerous factors, including the customer agreements and past transaction history.	If our historical experience differs from future experience, our estimates of variable consideration could differ.

Employee Stock Ownership Plan (“ESOP”)- When shares of convertible preferred stock are allocated to the ESOP stock accounts of ESOP participants, we reduce the amount of deferred compensation reflected in Deferred compensation — unearned ESOP shares in mezzanine equity.

	Shares of convertible preferred stock are valued based on an annual valuation for the ESOP by an independent third-party appraisal firm as required by the Plan.	As the value of the shares increase or decrease, it could result in a significant increase or decrease in compensation expense.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

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

The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, common stock volatility, expected term of the awards, dividend yield and the risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. We developed our assumptions the following:

•Volatility.

•Expected term.

•Risk-free interest rate.

•Dividend yield.

The Company also issues performance-based restricted stock units that vest over a term based on the achievement of targets defined in the award. The Company estimates the amount of units that will vest by forecasting the various performance metrics.

All current stock-based awards qualify for equity classification. Changes in the assumptions utilized to determine the fair value could cause fluctuations in the stock-based compensation expense for future grants.

Performance-Based Restricted Stock Units

As the Company forecasts the performance metrics to target over the vesting term, changes in forecast could cause fluctuations in the stock-based compensation expense.

Advanced Drainage Systems, Inc.

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions

Business Combinations – Acquisitions, such as the acquisition of Infiltrator Water Technologies, are accounted for in accordance with ASC 805, Business Combinations. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

During the measurement period, which may take up to one year from the acquisition date, adjustments due to changes in the estimated fair value of assets acquired and liabilities assumed may be recorded as adjustments to the consideration transferred and related allocations. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any such adjustments are charged to the consolidated statements of operations.

Fair values allocated to assets acquired and liabilities assumed in business combinations require management to make significant judgments, estimates, and assumptions, especially with respect to intangible assets. Management makes estimates of fair values based upon assumptions it believes to be reasonable. These estimates are based upon historical experience, information obtained from the management of the acquired company, comparable transactions, and market and industry considerations and these estimates are inherently uncertain. The estimated fair values related to intangible assets primarily consist of customer relationships, patents and developed technology, and tradenames and trademarks. Estimates in the discounted cash flow models include, but are not limited to, certain assumptions that form the basis of the forecasted results (e.g. revenue growth rates, discount rate, royalty, customer attrition rates and EBITDA).

These significant assumptions are forward looking and could be affected by future economic and market conditions.

Customer Relationships - In addition to revenue growth rates, EBITDA and discount rate, a key input for customer relationships is the customer attrition rate. A higher than expected customer attrition rate could result in an impairment charge.

Developed Technology – In addition to revenue growth rates, discount rate, royalty rate and an obsolescence factor, the timing of obsolescence of the acquired technology could result in a shorter useful life than originally determined and an acceleration of amortization expense.

Tradenames and Trademarks - The most significant driver is revenue growth rates, discount rate and royalty rate. If revenue growth rates are lower than expected, it could result in an impairment charge.

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

Interest Rate Risk

We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately

Advanced Drainage Systems, Inc.

$7.4 million based on our borrowings as of March 31, 2020. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $9.9 million, for the year ended March 31, 2020.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies and end markets. One customer has an accounts receivable balance equal to approximately 20% of our Receivables balance as of March 31, 2020.

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

Advanced Drainage Systems, Inc.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 because of the material weakness in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Due to its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020, due to the fact that the material weakness in the control environment of our consolidated joint venture affiliate, ADS Mexicana, as previously identified in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, had not been remediated. This material weakness was a result of the Company’s findings as part of its internal investigation conducted in fiscal year 2019 into ADS Mexicana’s senior management’s ethical and business conduct, including compliance of certain products with Mexican laws and regulations. We continue the process to remediate the underlying causes of the material weakness as further described below. Accordingly this previously identified material weakness cannot be considered remediated until the necessary controls have operated for a sufficient period of time and until management has concluded, through testing, that the control is operating effectively.

Advanced Drainage Systems, Inc.

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Infiltrator Water Technologies (“IWT”) which we acquired on July 31, 2019. At March 31, 2020 and for the period from acquisition through March 31, 2020, total assets, total revenues, and net loss subject to IWT’s internal control over financial reporting represented 31%, 10%, and (5%) of consolidated total assets, total revenues, and net loss, respectively of ADS as of and for the year ended March 31, 2020.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2020 and this report is included herein.

Ongoing Remediation Process

We continue the process to remediate the underlying causes of the material weakness in the control environment at ADS Mexicana. In fiscal year 2020 ADS Mexicana hired a new general manager and controller, as well as a manager of financial reporting and compliance. The manager of financial reporting and compliance reports to ADS finance personnel. Responsibilities within ADS Mexicana have been segregated among senior management individuals responsible for sales; quality and product development; and manufacturing. Supplement training on ADS Mexicana’s Code of Business Conduct and Ethics has been provided to ADS Mexicana personnel and additional training has been provided to ADS Mexicana personnel who provide oversight of claims submitted to the Ethics Hotline. We have leveraged new technology recently implemented at ADS Mexicana that we believe has strengthened controls and allows for further oversight by ADS, Inc. The hiring of additional ADS Mexicana personnel as described above occurred during fiscal year 2020, and will necessitate additional time in order for such personnel to positively impact the control environment, improve process and execute controls for a sufficient period of time such that the operating effectiveness of those changes can be demonstrated through testing.

The material weaknesses did not result in a material misstatement in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2020 or previously issued financial statements.

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

Changes in Internal Control over Financial Reporting

As of March 31, 2020, management is in the process of evaluating and integrating the internal controls of the acquired IWT business into the Company's existing operations. Other than the controls enhanced or implemented to integrate the IWT business, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Advanced Drainage Systems, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated as of July 31, 2019, among Advanced Drainage Systems, Inc., ADS Ocean Merger Sub, Inc., Infiltrator Water Technologies Ultimate Holdings, Inc. and 2461461 Ontario Limited, an Ontario corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019).

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

4.4	Description of Registrant's Securities.#

4.5

Indenture, dated September 23, 2019, among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on September 23, 2019).

4.6

Form of 5.000% Senior Notes due 2027 (included with Indenture, dated September 23, 2019, among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on September 23, 2019).

10.1

Credit Agreement, dated as of July 31, 2019, by and among Advanced Drainage Systems, Inc., Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto, Barclays Bank PLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers, joint bookrunners, syndication agents and documentation agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019).

10.1A

First Amendment to Credit Agreement, by and among the Advanced Drainage Systems, Inc., the banks and other financial institutions or entities parties thereto, constituting all the Lenders under the Credit Agreement, the Issuing Lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on September 30, 2019).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.2

Advanced Drainage Systems, Inc. Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019).

10.3†

Advanced Drainage Systems, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.4†

Advanced Drainage Systems, Inc. Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.4A†

First Amendment to Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.5†

Advanced Drainage Systems, Inc. 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.5A†	First Amendment to the 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 10, 2017).

10.6†

Advanced Drainage Systems, Inc. 2013 Stock Option Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.6A†

First Amendment to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.6B†	Form of Amendment to Pre-2017 Stock Option Agreements (incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.6C†	Form of Amendment to Pre-2017 Stock Option Agreements (incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.7†

Executive Employment Agreement, dated as of September 1, 2017, by and between Advanced Drainage Systems, Inc. and D. Scott Barbour (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 17, 2017).

10.8†

Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.8A†

First Amendment to Amended and Restated Executive Employment Agreement, by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 10, 2017).

10.8B†

Second Amendment to Amended and Restated Executive Employment Agreement, by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.2 to Form 8-K filed August 17, 2017).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.9†

Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Thomas M. Fussner (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.9A

First Amendment to Amended and Restated Executive Employment Agreement by and between the Company and Thomas M. Fussner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on March 21, 2018).

10.10†

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

10.12†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.10†

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

10.14†

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

10.15A†

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

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.17

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

10.18

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

10.18A

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

10.19†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.20†	Form of Restricted Stock Agreement (for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 10, 2017).

10.21†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 10, 2017).

10.22	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.23	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.24

Form of Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.25

Form of Notice of Grant of Stock Options and Stock Option Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.26

Form of Director Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-36557, filed on November 6, 2017).

10.27	Form of Performance Unit Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on May 30, 2018).

10.28	Confidentiality Agreement by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017).

Advanced Drainage Systems, Inc.

Exhibit Number	Description

10.29	Consulting Agreement by and between the Company and Thomas M. Fussner (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on March 21, 2018).

10.30†	Executive Employment Agreement, dated as of November 10, 2016, by and between Advanced Drainage Systems, Inc. and Kevin C. Talley.

10.31†	Amended and Restated Employment Agreement, effective as of May 27, 2015, by and between Infiltrator Water Technologies, LLC and Roy E. Moore, Jr. #

10.32†

Advanced Drainage Systems, Inc. Employee Stock Ownership Plan, as amended May 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019.

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney. #

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan.
#	Filed herewith.

Item 16.	Form 10-K Summary

None.

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 2020

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)
By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on June 1, 2020.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ C. Robert Kidder**	Chairman of the Board of Directors and Director
C. Robert Kidder

	/s/ Robert M. Eversole**	Director
Robert M. Eversole

	/s/ Michael B. Coleman **	Director
Michael B. Coleman

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Ross M. Jones**	Director
Ross M. Jones

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Manuel J. Perez de la Mesa**	Director
Manuel J. Perez de la Mesa

** The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott A. Cottrill
Scott A. Cottrill, Attorney-in-fact

Advanced Drainage Systems, Inc.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the "Company") as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and mezzanine equity, and cash flows, for each of the three years in the period ended March 31, 2020, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2020, expressed an adverse opinion on the Company's internal control over financial reporting because of material weakness.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, effective April 1, 2019, the Company adopted FASB Accounting Standards Update (“ASU”), ASC 842 Leases, using the modified approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions, Infiltrator Water Technologies, Customer Relationships Intangible— Refer to Note 4 to the financial statements

Critical Audit Matter Description

On July 31, 2019, the Company completed its Acquisition of Infiltrator Water Technologies (IWT) for cash consideration of $1,147.2 million.  The Company records acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the Company allocated the fair value of purchase consideration transferred to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, including customer relationships intangible asset of approximately $360.0 million. The fair value assigned is based on estimates and assumptions determined by management.

We identified the valuation of the customer relationships intangible asset as a critical audit matter because of the significant assumptions made by management to determine the fair value for purposes of the preliminary purchase price allocation. Those assumptions included revenue growth rates and EBITDA (together, the “forecasts”), as well as discount and customer attrition rates. Our performance of audit procedures to evaluate these assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the assumptions identified above included the following, among others:

•	We tested the operating effectiveness of management’s internal controls over revenue growth rates, EBITDA, and the selection of the discount and customer attrition rates.
•

We assessed the reasonableness of management’s forecasts by comparing the forecasted information used to IWT’s historical results, peer company historical results and forecasts, industry historical results and forecasts, and internal communications to management and the board of directors.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the following significant valuation assumptions:
o	Customer attrition rate by assessing the underlying data used in determining the rate and testing the mathematical accuracy of the calculation.
o	Discount rate by testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

Goodwill, Infiltrator Water Technologies Reporting Unit — Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $597.8 million as of March 31, 2020, of which $495.8 million was allocated to the IWT reporting unit, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. As of March 31, 2020, the estimated fair value of the IWT reporting unit exceeded its carrying value by less than 20%.

We identified the valuation of goodwill for IWT as a critical audit matter because of the significant assumptions made by management to estimate its fair value. Those assumptions included revenue growth rates, EBITDA, and the selection of the discount rate. Our performance of audit procedures to evaluate the assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the fair value of the IWT reporting unit focused on revenue growth rates, EBITDA, and the selection of the discount rate and included the following procedures, among others:

•	We tested the operating effectiveness of management’s internal controls over revenue growth rates, EBITDA, and the selection of the discount rate.
•

We assessed the reasonableness of management’s forecasts by comparing the forecasted information used to IWT’s historical results, peer company historical results and forecasts, industry historical results and forecasts, and internal communications to management and the board of directors.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the following significant valuation assumptions:
o	The discount rate, by testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
o	The long-term revenue growth rate in the terminal period through industry and macroeconomic benchmarking.

/s/ Deloitte & Touche LLP

Columbus, Ohio

June 1, 2020

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc.  and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Infiltrator Water Technologies Ultimate Holdings, Inc. and subsidiaries, which was acquired on July 31, 2019, and whose financial statements constitute 31% of total assets, 10% of net sales, and (5%) of net income (loss), respectively, included in the consolidated financial statement as of and for the fiscal year ended March 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Infiltrator Water Technologies.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated June 1, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB ASC Topic 842, Leases, using the modified approach.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a material weakness in the internal control over financial reporting in the control environment of the Company’s consolidated joint venture affiliate, ADS Mexicana. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Columbus, Ohio

June 1, 2020

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2020	2019
ASSETS
Current assets:
Cash	$174,233	$8,891
Receivables (less allowance for doubtful accounts of $5,035 and $7,653, respectively)	200,028	186,991
Inventories	282,398	264,540
Other current assets	9,552	6,091
Total current assets	666,211	466,513
Property, plant and equipment, net	481,380	398,891
Other assets:
Goodwill	597,819	102,638
Intangible assets, net	555,338	37,177
Other assets	69,140	36,940
Total assets	$2,369,888	$1,042,159
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,955	$25,932
Current maturities of finance lease obligations	20,382	23,117
Accounts payable	106,710	93,577
Other accrued liabilities	101,116	61,901
Accrued income taxes	2,050	1,758
Total current liabilities	238,213	206,285
Long-term debt obligation (less unamortized debt issuance costs of $2,419 and $2,293, respectively)	1,089,368	208,602
Long-term finance lease obligations	44,501	61,555
Deferred tax liabilities	175,616	45,963
Other liabilities	37,608	19,119
Total liabilities	1,585,306	541,524
Commitments and contingencies (see Note 15)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 21,562 and 22,611 shares outstanding, respectively	269,529	282,638
Deferred compensation — unearned ESOP shares	(22,432)	(180,316)
Total mezzanine equity	247,097	102,322
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 69,810 and 57,964 shares issued, respectively; 69,319 and 57,490 shares outstanding, respectively	11,555	11,436
Paid-in capital	827,573	391,039
Common stock in treasury, at cost	(10,461)	(9,863)
Accumulated other comprehensive loss	(35,325)	(25,867)
Retained earnings (deficit)	(267,619)	17,582
Total ADS stockholders’ equity	525,723	384,327
Noncontrolling interest in subsidiaries	11,762	13,986
Total stockholders’ equity	537,485	398,313
Total liabilities, mezzanine equity and stockholders’ equity	$2,369,888	$1,042,159

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2020	2019	2018
Net sales	$1,673,805	$1,384,733	$1,330,354
Cost of goods sold	1,188,716	1,057,766	1,027,873
Cost of goods sold - ESOP special dividend compensation	168,610	—	—
Gross profit	316,479	326,967	302,481
Operating expenses:
Selling	117,068	96,335	92,764
General and administrative	154,270	89,692	98,392
Selling, general and administrative - ESOP special dividend compensation	78,142	—	—
Loss on disposal of assets and costs from exit and disposal activities	5,338	3,647	15,003
Intangible amortization	57,010	7,880	8,068
(Loss) income from operations	(95,349)	129,413	88,254
Other expense:
Interest expense	82,711	18,618	15,262
Derivative loss (gains) and other expense (income), net	1,554	(815)	(3,950)
(Loss) income before income taxes	(179,614)	111,610	76,942
Income tax expense	14,092	30,049	11,411
Equity in net (income) loss of unconsolidated affiliates	(1,909)	95	739
Net (loss) income	(191,797)	81,466	64,792
Less: net income attributable to noncontrolling interest	1,377	3,694	2,785
Net (loss) income attributable to ADS	(193,174)	77,772	62,007
Weighted average common shares outstanding:
Basic	63,820	57,025	55,696
Diluted	63,820	57,611	56,334
Net (loss) income per share available to common stockholders:
Basic	$(3.21)	$1.23	$1.00
Diluted	$(3.21)	$1.22	$0.99

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2020	2019	2018
Net (loss) income	$(191,797)	$81,466	$64,792
Currency translation (loss) gain	(12,324)	(5,749)	3,886
Comprehensive (loss) income	(204,121)	75,717	68,678
Less: other comprehensive (loss) gain attributable to noncontrolling interest, net of tax	(2,866)	(1,129)	318
Less: net income attributable to noncontrolling interest	1,377	3,694	2,785
Total comprehensive (loss) income attributable to ADS	$(202,632)	$73,152	$65,575

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$(191,797)	$81,466	$64,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,940	71,900	75,003
Deferred income taxes	(2,924)	12,813	(11,239)
Loss on disposal of assets and costs from exit and disposal activities	5,338	3,647	12,655
ESOP and stock-based compensation	32,395	21,828	18,845
ESOP special dividend compensation	246,752	—	—
Amortization of deferred financing charges	34,476	735	934
Inventory step up related to Infiltrator Water Technologies acquisition	7,880	—	—
Fair market value adjustments to derivatives	3,128	2,346	(3,244)
Equity in net loss of unconsolidated affiliates	(1,909)	95	739
Other operating activities	(6,005)	(5,219)	1,010
Changes in working capital:
Receivables	5,170	(17,953)	(4,327)
Inventories	19,086	(2,034)	(4,841)
Prepaid expenses and other current assets	(1,929)	(1,004)	1,648
Accounts payable, accrued expenses and other liabilities	31,588	(16,942)	(14,855)
Net cash provided by operating activities	306,189	151,678	137,120
Cash Flows from Investing Activities
Capital expenditures	(67,677)	(43,412)	(41,709)
Acquisition of Infiltrator Water Technologies, net of cash acquired	(1,089,322)	—	—
Other investing activities	6,529	868	11,264
Net cash used in investing activities	(1,150,470)	(42,544)	(30,445)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	1,300,000	—	—
Payments on Term Loan Facility	(1,300,000)	—	—
Proceeds from syndication of Term Loan Facility	700,000	—	—
Payments on syndicated Term Loan Facility	(51,750)	—	—
Proceeds from Senior Notes	350,000	—	75,000
Proceeds from Revolving Credit Agreement	277,900	—	—
Payments on Revolving Credit Agreement	(177,900)	—	—
Debt issuance costs	(34,606)	—	(2,268)
Proceeds from PNC Credit Agreement	253,900	405,700	487,850
Payments on PNC Credit Agreement	(388,300)	(442,800)	(512,150)
Payments on Prudential Senior Notes	(100,000)	(25,000)	(25,000)
Payments on Term Loan	—	—	(72,500)
Payments of notes, mortgages, and other debt	—	(940)	(1,905)
Payments on finance lease obligations	(27,119)	(24,284)	(24,214)
Proceeds from common stock offering, net of offering costs	293,648	—	—
Acquisition of noncontrolling interest in BaySaver	—	(8,821)	—
Cash dividends paid	(92,127)	(26,148)	(18,478)
Proceeds from option exercises	8,163	5,908	9,087
Repurchase of common stock	—	—	(7,947)
Other financing activities	(237)	(1,270)	(2,428)
Net cash provided by (used in) financing activities	1,011,572	(117,655)	(94,953)
Effect of exchange rate changes on cash	(1,949)	(175)	(585)
Net change in cash	165,342	(8,696)	11,137
Cash at beginning of year	8,891	17,587	6,450
Cash at end of year	$174,233	$8,891	$17,587

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2017	153,560	$12,393	$755,787	98,222	$(436,984)	$(24,815)	$(83,678)	$222,703	$14,907	$237,610
Net income	—	—	—	—	—	—	62,007	62,007	1,928	63,935
Other comprehensive gain	—	—	—	—	—	3,568	—	3,568	318	3,886
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,724)	(1,724)	—	(1,724)
Common stock dividend ($0.28 per share)	—	—	—	—	—	—	(15,685)	(15,685)	—	(15,685)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(490)	(490)
Allocation of ESOP shares to participants for:
Compensation	—	—	3,809	—	—	—	—	3,809	—	3,809
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	666	7	9,161	2	(81)	—	—	9,087	—	9,087
Restricted stock awards	90	1	—	(72)	153	—	—	154	—	154
Stock-based compensation	—	—	6,812	—	—	—	—	6,812	—	6,812
Reclassification of liability-classified awards	—	—	13,714	—	—	—	—	13,714	—	13,714
ESOP distributions in common stock	318	2	9,811	(394)	1,753	—	—	11,566	—	11,566
Retirement of common stock held in treasury	(97,745)	(977)	(433,852)	(97,745)	434,829	—	—	—	—	—
Common stock repurchases	—	—	—	400	(7,947)	—	—	(7,947)	—	(7,947)
Accretion of redeemable noncontrolling interest	—	—	(334)	—	—	—	—	(334)	—	(334)
Balance March 31, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2017	24,225	$302,814	15,863	$(198,216)	$8,227	$112,825
Net income	—	—	—	—	857	857
Other comprehensive gain	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($0.28 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	(613)	(613)
Allocation of ESOP shares to participants for:
Compensation	—	—	(644)	8,048	—	8,048
Dividend	—	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
ESOP distributions in common stock	(925)	(11,567)	—	—	—	(11,567)
Accretion of redeemable noncontrolling interest	—	—	—	—	—	—
Balance March 31, 2018	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259
Net income	—	—	—	—	—	—	77,772	77,772	2,862	80,634
Other comprehensive loss	—	—	—	—	—	(4,620)	—	(4,620)	(1,129)	(5,749)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,913)	(1,913)	—	(1,913)
Common stock dividend ($0.32 per share)	—	—	—	—	—	—	(18,336)	(18,336)	—	(18,336)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,410)	(4,410)
Allocation of ESOP shares to participants for:
Compensation	—	—	5,712	—	—	—	—	5,712	—	5,712
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	420	4	5,908	52	(1,372)	—	—	4,540	—	4,540
Restricted stock awards	127	1	—	9	(214)	—	—	(213)	—	(213)
Stock-based compensation	—	—	6,532	—	—	—	—	6,532	—	6,532
Reclassification of liability-classified awards	—	—	—	—	—	—	—	—	—	—
ESOP distributions in common stock	528	5	8,604	—	—	—	—	8,609	—	8,609
Acquisition of noncontrolling interest in BaySaver	—	—	(625)	—	—	—	(593)	(1,218)	—	(1,218)
Balance March 31, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2018	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	832	832
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($0.32 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	(1,075)	(1,075)
Allocation of ESOP shares to participants for:
Compensation	—	—	(767)	9,584	—	9,584
Dividend	—	—	—	268	—	268
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
ESOP distributions in common stock	(689)	(8,609)	—	—	—	(8,609)
Acquisition of noncontrolling interest in BaySaver	—	—	—	—	(8,228)	(8,228)
Balance March 31, 2019	22,611	$282,638	14,452	$(180,316)	$-	$102,322

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity	Subsidiaries	Equity
Balance April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313
Net (loss) income	—	—	—	—	—	—	(193,174)	(193,174)	1,377	(191,797)
Other comprehensive loss	—	—	—	—	—	(9,458)	—	(9,458)	(2,866)	(12,324)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(10,847)	(10,847)	—	(10,847)
Common stock dividend ($1.36 per share)	—	—	—	—	—	—	(80,821)	(80,821)	—	(80,821)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(735)	(735)
Allocation of ESOP shares to participants for:
Compensation	—	—	8,164	—	—	—	—	8,164	—	8,164
Dividend	—	—	—	—	—	—	(359)	(359)	—	(359)
Special Dividend			101,189					101,189		101,189
Exercise of common stock options	571	6	8,163	7	(207)	—	—	7,962	—	7,962
Restricted stock awards	118	1	—	10	(391)	—	—	(390)	—	(390)
Stock-based compensation	—	—	12,269	—	—	—	—	12,269	—	12,269
ESOP distributions in common stock	807	8	13,101	—	—	—	—	13,109	—	13,109
Common Stock Offering	10,350	104	293,544					293,648		293,648
Other			104					104		104
Balance March 31, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2019	22,611	$282,638	14,452	$(180,316)	$—	$102,322
Net (loss) income	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—
Common stock dividend ($1.36 per share)	—	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	(957)	11,962	—	11,962
Dividend	—	—	—	359	—	359
Special Dividend			(11,645)	145,563		145,563
Exercise of common stock options	—	—	—	—	—	—
Restricted stock awards	—	—	—	—	—	—
ESOP distributions in common stock	(1,049)	(13,109)	—	—	—	(13,109)
Common Stock Offering
Acquisition of noncontrolling interest in BaySaver	—	—	—	—	—	—
Balance March 31, 2020	21,562	$269,529	1,850	$(22,432)	$—	$247,097

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

On July 31, 2019, the Company completed the Acquisition of Infiltrator Water Technologies. Infiltrator Water Technologies is a leading national provider of plastic leach field chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator Water Technologies’ products are used in on-site septic wastewater treatment systems in the United States and Canada. See “Note 3. Acquisitions” for additional information on the Acquisition

The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products & Other.

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

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, purchase accounting for the Acquisition, the allowance for doubtful accounts, valuation of inventory, useful lives of property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, valuation of equity method investments, goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and the ESOP, valuation of the redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.

Advanced Drainage Systems, Inc.

Receivables and Allowance for Doubtful Accounts - Receivables include trade receivables, net of an allowance for doubtful accounts, and other miscellaneous receivables. Receivables at March 31, 2020 and 2019 are as follows:

(Amounts in thousands)	2020	2019
Trade receivables, net	$195,968	$170,887
Other miscellaneous receivables	4,060	16,104
Receivables, net	$200,028	$186,991

As of March 31, 2020 and 2019, Other miscellaneous receivables includes insurance recoverables of approximately $3.2 million and $3.9 million, respectively, which has a corresponding liability recorded in Other accrued liabilities.

Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required. The evaluation of the customer’s financial condition is performed to reduce the risk of loss. Accounts receivable are evaluated for collectability based on numerous factors, including the length of time individual receivables are past due, past transaction history with customers, their credit worthiness and the economic environment. This estimate is periodically adjusted when management becomes aware of a situation in which there is doubt the customer does not have the ability or intention to pay its financial obligations (e.g. bankruptcy filing).

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

Property, Plant and Equipment and Depreciation Method - Property, plant and equipment are recorded at cost less accumulated depreciation, with the exception of assets acquired through acquisitions, which are initially recorded at fair value. Equipment acquired under finance lease is recorded at the present value of the future minimum lease payments. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets or the lease term, if shorter, as follows:

Years
Buildings and leasehold improvements	20 to 45 or the lease term if shorter
Machinery and production equipment	3 to 18
Transportation equipment	3 to 12

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

Advanced Drainage Systems, Inc.

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

Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then the Company would record an impairment loss equal to the difference. With respect to this testing, a reporting unit is a component of the Company for which discrete financial information is available and regularly reviewed by management. The fair value of goodwill is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparison. The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain. For the fiscal year ended March 31, 2020, the Company completed a quantitative fair value assessment for all reporting units and determined no impairment charge was required. For all other fiscal years presented, ADS completed a quantitative fair value assessment of the Canada reporting unit and determined no impairment charge was required.

GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is not more likely than not that its fair value is less than its carrying amount. ADS applied the qualitative assessment to the former Domestic reporting unit for the annual impairment tests performed as of March 31, 2019 and 2018. The qualitative assessment indicated that no impairment charges were required for goodwill in the fiscal years ended March 31, 2019 and 2018.

Intangible Assets

Intangible Assets — Definite-Lived - Definite-lived intangible assets are amortized using the straight-line method or an accelerated method over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. Asset groups are established primarily by determining the lowest level of cash flows available. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions.

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

ADS completed a quantitative fair value measurement of indefinite-lived trademarks as of March 31, 2020. The test indicated that the fair value of the indefinite-lived trademarks substantially exceeded the carrying value, indicating that no impairment existed.

Advanced Drainage Systems, Inc.

GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS applied the qualitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2019 and 2018. For the qualitative test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its March 31, 2016 quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the trademarks fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for Intangible assets in the fiscal years ended March 31, 2019 and 2018.

Other Assets - Other assets include operating lease right of use assets, investments in unconsolidated affiliates accounted for under the equity method, capitalized software development costs, including cloud computing costs, deposits, central parts, and other miscellaneous assets. See “Note 6. Lease” for further information on the operating lease right of use assets. The Company capitalizes development costs for internal use software. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in General and administrative expense, Selling expense or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of central parts is amortized on a straight-line basis over estimated useful lives of 3 to 10 years.

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

Other assets as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2020	2019
Right of use assets - Operating leases	$24,875	$—
Investments in unconsolidated affiliates	9,250	10,467
Capitalized software development costs, net	11,045	13,069
Deposits	3,842	2,985
Central parts	6,745	2,385
Other	13,383	8,034
Total other assets	$69,140	$36,940

The following table sets forth amortization expense related to Other assets in each of the fiscal years ended March 31:

(Amounts in thousands)	2020	2019	2018
Capitalized software development costs	$3,116	$2,659	$2,156
Central parts	87	73	47
Other	85	1,419	1,688

Advanced Drainage Systems, Inc.

Leases - The Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified plant, property, and equipment for a period of time in exchange for consideration and other facts and circumstances as defined by ASC 842. For each lease which has an accounting lease term of greater than 12 months, the Company records the right-of-use asset and lease liability on the balance sheet. The accounting lease term includes cancellable and renewal periods which are reasonably assured. The lease liability is measured utilizing the incremental borrowing rate unless the Company can specifically determine the rate implicit in the lease. Leases are evaluated for appropriate classification as operating or financing at lease inception. For leases classified as finance leases at lease inception, the Company records a finance lease asset and lease financing obligation equal to the present value of the minimum lease payments. The finance lease right of use asset is recorded in Property, plant and equipment, net and amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, the Company records the operating lease right of use asset in other assets and operating lease obligation in other accrued liabilities and other liabilities. Operating lease rent expense over the useful life using the straight-line method.

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. The South American Joint Venture operates within Argentina, which on July 1, 2018, was identified for high inflationary accounting. The Company has determined the effect of a change in the exchange rate under high inflationary accounting does not have a material effect on the Company’s results in any annual period. For the fiscal years ended March 31, 2020 and 2019, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.

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

Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2020, 2019, and 2018 were $149.0 million, $131.3 million, and $120.7 million, respectively, and are included in Cost of goods sold. Shipping costs billed to customers were $7.9 million, $7.7 million, and $6.3 million during 2020, 2019 and 2018, respectively, and are included in Net sales.

Stock-Based Compensation - See “Note 17. Stock-Based Compensation” for information about our stock-based compensation award programs and related accounting policies.

Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling expenses in the Consolidated Statements of Operations. The total advertising costs were $4.9 million, $3.8 million, and $4.1 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively.

Advanced Drainage Systems, Inc.

Self-Insurance - The Company is self-insured for short term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $50.3 million, $42.4 million, and $41.3 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively, of which employees contributed $7.9 million, $6.7 million, and $5.9 million, respectively.

ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability and employment practices coverage with a deductible of $0.5 million per occurrence or claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $2.5 million, $2.3 million, and $2.2 million, for the years ended March 31, 2020, 2019, and 2018, respectively.

ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.3 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $3.0 million, $2.8 million, and $1.3 million for the fiscal years ended March 31, 2020, 2019, and 2018, respectively.

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

Concentrations of Risk - The Company has a large, active customer base of approximately twenty thousand customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 24.3%, 25.4%, and 25.4% of fiscal 2020, 2019 and 2018 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.

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

Advanced Drainage Systems, Inc.

One customer, Ferguson Enterprises, accounted for approximately 18.2% and 19.1% of Receivables at March 31, 2020 and 2019, respectively.

Derivatives - The Company recognizes derivative instruments as either assets or liabilities and measure those instruments at fair value. ADS uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage various exposures to interest rate, commodity price, and exchange rate fluctuations. These instruments do not qualify for hedge accounting treatment. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate was recorded in Interest expense. For commodity options in the form of collars and swaps, and foreign currency forward contracts, gains and losses from contract settlements and changes in fair value of the derivative instruments are recognized in Derivative losses (gains) and other expense (income), net in the Consolidated Statements of Operations. The Company’s policy is to present all derivative balances on a gross basis.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Leases - In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update (“ASU”) which amends the guidance for leases (“ASC 842”). This standard contains principles that will require an entity to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The standard also contains other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs, such as property taxes and insurance, as well as which lease origination costs will be capitalizable. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted these standards effective April 1, 2019 using the transition method in the July 2018 ASU which does not require adjustments to comparative periods or require modified disclosures for those periods and includes transition relief practical expedients. See “Note 6. Leases” for further information on the adoption of the new lease ASUs.

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

Recent Accounting Guidance Not Yet Adopted

Measurement of Credit Losses - In June 2016, the FASB issued an ASU which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This standard requires the use of an impairment model referred to as the current expected credit loss model. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company will adopt this standard effective April 1, 2020. The Company’s adoption of the standard will not have a material impact on the Company’s Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

Reference Rate Reform - In March 2020, the FASB issued an ASU that provides optional expedients and exceptions related to financial reporting impacts related to the expected market transition from LIBOR to another reference rates. The amendments are effective on March 12, 2020 and an entity may elect to adopt prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

Income Taxes – In December 2019, the FASB issued an ASU to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes and improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the fiscal 2019 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2018, the Company initiated restructuring activities (the “2018 Restructuring Plan”), which concluded during fiscal 2019, including closing underutilized manufacturing facilities, reducing headcount, optimizing product offerings and eliminating nonessential costs, designed to improve the Company’s cost structure. The Company closed one and four manufacturing facilities in the fiscal years ended March 31, 2019 and 2018, respectively. The Company does not currently have a specified restructuring plan. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the fiscal years ended March 31, 2020, 2019, and 2018:

The following table summarizes the activity included in loss on disposal of assets and costs from exit and disposal activities recorded during the fiscal years ended March 31, 2020, 2019, and 2018:

(Amounts in thousands)	2020	2019	2018
Accelerated depreciation	$—	$430	$3,759
Plant severance	—	131	2,041
Headcount reduction	—	306	4,133
Product optimization	—	283	1,351
Other restructuring activities	—	475	159
Total 2018 Restructuring Plan activities	$—	$1,625	$11,443
Acquisition related severance and other costs	2,557	$—	$—
Loss on other disposals and partial disposals of property, plant and equipment	2,781	2,022	3,560
Total loss on disposal of assets and costs from exit and disposal activities	$5,338	$3,647	$15,003

Approximately $1.2 million and $0.4 million for fiscal year ended March 31, 2019, related to the Pipe and International reportable segment, respectively, and $11.0 million and $0.4 million for the fiscal year ended March 31, 2018 of the Total 2018 Restructuring Plan activities related to the Pipe and International reporting segment, respectively.

All of the Company’s restructuring liability related to the Pipe reportable segment. A reconciliation of the beginning and ending amounts of restructuring liability related to the 2018 Restructuring Plan for the fiscal years ended March 31, 2020 and 2019 is as follows:

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2020	2019
Balance at beginning of year	$1,696	$3,901
Expenses	—	1,625
Non-cash expenses	—	(713)
Payments	(1,122)	(3,117)
Balance at end of year	$574	$1,696

The Company had $0.1 million and $0.6 million of long-term severance liability related to the restructuring activities recorded in Other liabilities in the Consolidated Balance Sheet as of March 31, 2020 and March 31, 2019, respectively.

Periodically, the Company will dispose of equipment, including equipment accounted for as finance leases. The net loss on the disposition of the equipment was $2.8 million, $2.0 million, and $3.6 million during fiscal 2020, 2019 and 2018, respectively.
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

Revenue is recognized at the point in-time obligations under the terms of a contract with a customer are satisfied, which generally occurs upon the transfer of control of the promised goods. In substantially all of the Company’s contracts with customers, control is transferred to the customer upon delivery. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is presented in the Consolidated Statements of Operations net of allowances for returns, rebates, discounts, and taxes collected concurrently with revenue-producing activities.

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

Advanced Drainage Systems, Inc.

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The adoption of this standard resulted in the Company recording a contract asset for estimated inventory returns. On April 1, 2018, the estimated inventory returns resulted in a $0.6 million decrease in Receivables, net and a $0.6 million increase in Other current assets on the Company’s Consolidated Balance Sheets. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2020 and April 1, 2019:

	March 31, 2020	April 1, 2019
	(In thousands)
Contract asset - product returns	$594	$646
Refund liability	1,458	1,372

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

Fiscal 2020 Acquisition of Infiltrator Water Technologies

On July 31, 2019 (the “Closing Date”), the Company completed its Acquisition of Infiltrator Water Technologies pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 31, 2019. Infiltrator Water Technologies manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The total fair value of consideration transferred was $1,147.2 million. The Merger Agreement was funded through the Bridge Loan Facility as further described in “Note 13. Debt”. The results of operations of Infiltrator Water Technologies are included in the Consolidated Statements of Operations after July 31, 2019.

The following table summarizes the consideration transferred and the preliminary purchase price allocation of the assets acquired and liabilities assumed. The Company’s estimates and assumptions are subject to change during the measurement period. The measurement period ends on July 31, 2020. Any changes to the Company’s estimates or assumptions may result in material changes from the preliminary purchase price allocations.

(Amounts in thousands)	Initial Amount	Adjustments to Purchase Price	Adjustments to Property, Plant and Equipment	Adjustments to Intangible Assets	Tax Adjustments	Updated Amount
Cash	$57,375	$—	$—	$—	$—	$57,375
Total current assets, excluding cash	75,847	—	—	—	—	75,847
Property, plant and equipment	98,860	—	(6,575)	—	—	92,285
Goodwill	567,034	704	6,575	(100,000)	21,528	495,841
Intangible assets, net	475,000	—	—	100,000	—	575,000
Other assets	14,366	—	—	—	—	14,366
Total current liabilities	(22,756)	—	—	—	931	(21,825)
Deferred tax liabilities	(109,926)	—	—	—	(22,459)	(132,385)
Other liabilities	(9,274)	—	—	—	—	(9,274)
Total fair value of consideration transferred	$1,146,526	$704	$—	$—	$—	$1,147,230

Advanced Drainage Systems, Inc.

The fair value of consideration transferred includes $6.0 million of Infiltrator Water Technologies payable to the Company and $6.6 million of Infiltrator Water Technologies receivable due from the Company.

The goodwill of $495.8 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected revenue synergies, as well as operating efficiencies and cost savings. The goodwill is not deductible for tax purposes and is assigned to the Infiltrator Water Technologies segment.

Of the $132.4 million of preliminary purchase price allocated to deferred tax liabilities, $82.3 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $82.3 million, $80.2 million was attributed to intangible assets. See “Note 18. Income Taxes” for additional information.

The purchase price excludes transaction costs. During the fiscal year ended March 31, 2020, the Company incurred $22.9 million of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. The Company estimates approximately $7.3 million of transaction costs are not deductible for tax purposes. These costs are included in general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.

The identifiable intangible assets recorded in connection with the closing of the Acquisition are based on valuations including customer relationships, patents and developed technology, and tradename and trademarks totaling $575.0 million. Customer relationships are amortized using an accelerated method over an estimated useful life of 20 years. Patents and developed technology and tradename and trademarks are on a straight-line basis over the respective useful lives of 10 and 20 years.

(Amounts in thousands)	Preliminary fair value	Estimated useful lives
Customer relationships	$360,000	20 years
Patents and developed technology	150,000	10 years
Tradename and trademarks	65,000	20 years
Total identifiable intangible assets	$575,000

The net sales to external customers of Infiltrator Water Technologies since the acquisition are included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020 was $169.3 million. The income before taxes of Infiltrator Water Technologies since the acquisition are included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020 was $8.2 million

The unaudited pro forma information for the fiscal year ended March 31, 2020 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator Water Technologies and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator Water Technologies. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

(Amounts in thousands)	2020	2019	2018
Net sales	$1,760,208	$1,608,450	$1,520,571
Net income (loss) attributable to ADS	(145,244)	27,411	(33,606)

Advanced Drainage Systems, Inc.

Fiscal 2019 Acquisition of Noncontrolling interest in BaySaver

BaySaver Technologies LLC (“BaySaver”) was a joint venture that was established to produce and distribute water quality filters and separators used in the removal of sediment and pollution from storm water. During the third quarter of fiscal 2019, ADS purchased the remaining 35% ownership interest in BaySaver for a purchase price of $8.8 million. The purchase of the remaining 35% ownership interest was reflected as a reduction in the Redeemable noncontrolling interest in subsidiary in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows. Additionally, resulting from this transaction, the Company recorded a $0.4 million non-cash adjustment to deferred taxes. BaySaver is now a wholly-owned subsidiary of ADS.

Fiscal 2018 Acquisition of DURASLOT, Inc.

On August 1, 2017, ADS acquired DURASLOT, Inc., a manufacturer of linear surface drains, for $2.3 million. The acquisition included approximately $2.1 million of tax-deductible goodwill. The acquisition of DURASLOT, Inc. is included in Other investing activities on the Consolidated Statement of Cash Flows.
5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2020	2019
Land, buildings and improvements	$253,379	$199,810
Machinery and production equipment	631,932	560,858
Transportation equipment	208,037	221,721
Construction in progress	19,925	19,749
Total cost	1,113,273	1,002,138
Less: accumulated depreciation	(631,893)	(603,247)
Property, plant and equipment, net	$481,380	$398,891

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31:

(Amounts in thousands)	2020	2019	2018
Depreciation expense (inclusive of leased assets depreciation)(1)	$64,642	$59,869	$63,044

(1)

Depreciation expense does not include accelerated depreciation expense from the 2018 Restructuring plan. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

6.	LEASES

ASC 842 Adoption - The Company adopted the provisions of ASC 842 beginning on April 1, 2019 using the transition methodology in ASC 842 which does not require adjustments to comparative periods or require modified disclosures. The Company elected the transition relief practical expedient package as described in ASC 842-10-65-1. ASC 842 provides lessees with the option of electing an accounting policy, by class of underlying asset, in which the lessee may choose not to separate nonlease components from lease components. The Company elected this practical expedient for leases of certain classes of equipment, including forklifts and fleet tractors and trailers. The Company also elected the accounting policy to not recognize the right-of-use asset and lease liability for leases with an accounting lease term of twelve months or less (“Short-term leases”). The adoption of ASC 842 resulted in the recording of $13.3 million of additional lease liabilities and right-of-use assets to the beginning balance of the Company’s Consolidated Balance Sheet. Infiltrator Water Technologies adopted ASC 842 on July 31, 2019 using the same methodology and policy elections taken by the Company on April 1, 2019. The Infiltrator Water Technologies adoption of ASC 842 resulted in the recording of $11.2 million of additional lease liabilities and corresponding right-of-use assets to the beginning balance of the Company’s Consolidated Balance Sheet. At the date of adoption, ASC 842 did not have an impact on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

Advanced Drainage Systems, Inc.

Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 30 years. A portion of the Company’s real estate leases include an option to extend the leases for up to 5 years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities.

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

Lease Cost - The components of lease cost for the year ended March 31, 2020 was:

(Amounts in thousands)	Income Statement Classification	2020
Operating lease cost
Operating lease cost	Cost of goods sold	$5,548
Operating lease cost	General and administrative	1,204
Short-term lease cost	Cost of goods sold	2,393
Total operating lease cost		$9,145
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	17,059
Amortization of right-of-use assets	General and administrative	2,543
Interest on lease liabilities	Interest expense	4,344
Total finance lease cost		$23,946

Supplemental cash flow information related to leases for the fiscal year ended March 31, 2020 was as follows:

(Amounts in thousands)	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,572
Operating cash flows from finance leases	4,675
Financing cash flows from finance leases	27,119
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,529
Finance leases(a)	5,078

Advanced Drainage Systems, Inc.

(a)	The Company acquired $27.6 million and $26.8 million of property, plant and equipment under finance leases in the fiscal years ended March 31, 2019 and March 31, 2018, respectively.

Supplemental balance sheet information related to leases as of March 31, 2020 was as follows:

(Amounts in thousands)	Balance Sheet Classification	2020
Operating leases
Right-of-use assets	Other assets	$24,875
Current lease liabilities	Other accrued liabilities	7,757
Non-current lease liabilities	Other liabilities	17,173
Total operating lease liabilities		$24,930
Finance leases
Right-of-use assets	Property, plant and equipment	90,756
Current lease liabilities	Current maturities of finance lease obligations	20,382
Non-current lease liabilities	Long-term finance lease obligations	44,501
Total finance lease liabilities		$64,883

Weighted average lease term
Operating leases		6.97
Finance leases		10.72
Weighted average discount rate
Operating leases		3.57%
Finance leases		5.36%

The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2020:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$8,511	$23,492
Year 2	5,717	19,478
Year 3	3,839	13,182
Year 4	2,768	8,355
Year 5	2,041	4,736
Thereafter	6,075	4,722
Total minimum lease payments	$28,951	$73,965
Less: amount representing interest	4,021	9,082
Present value of net minimum lease payments	$24,930	$64,883

Disclosures Related to Periods Prior to the Adoption of ASC 842 – Leased assets included in Property, plant and equipment as of the fiscal year ended March 31, 2019 consisted of the following:

(Amounts in thousands)	2019
Buildings and improvements	$5,357
Machinery and equipment	220,279
Total cost	225,636
Less: accumulated depreciation	(114,856)
Leased assets in Property, plant and equipment, net	$110,780

Advanced Drainage Systems, Inc.

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

(Amounts in thousands)	2019	2018
Lease interest expense	$5,215	$4,086
Depreciation of leased assets	19,155	18,511

As of March 31, 2019, total contractual obligations for capital and operating leases were as follows:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$4,159	$26,604
Year 2	2,924	22,507
Year 3	1,814	18,064
Year 4	690	11,721
Year 5	325	7,143
Thereafter	2,236	8,198
Total minimum lease payments	$12,148	$94,237
Less: amount representing interest	—	9,565
Present value of net minimum lease payments	$12,148	$84,672

7.	INVENTORIES

Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2020	2019
Raw materials	$66,524	$47,910
Finished goods	215,874	216,630
Total Inventories	$282,398	$264,540
The Company had no work-in-process inventories as of March 31, 2020 and 2019.

During fiscal years ended March 31, 2020 and 2019, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $38.8 million and $29.4 million, respectively, of which $8.6 million and $8.2 million remained in inventory at March 31, 2020 and 2019, respectively.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The carrying amount of goodwill by reportable segment is as follows:

	As Previously Reported
(Amounts in thousands)	Domestic	International	Pipe	Infiltrator Water Technologies	Allied Products & Other	Total
Balance at March 31, 2018	$92,105	$10,912	$—	$—	$—	$103,017
Currency translation	—	(379)	—	—	—	(379)
Balance at March 31, 2019	$92,105	$10,533	$—	$—	$—	$102,638
Reallocation due to change in segments	(92,105)	—	57,663	—	34,442	—
Acquisition	—	—	—	495,841	—	495,841
Currency translation	—	(660)	—	—	—	(660)
Balance at March 31, 2020	$—	$9,873	$57,663	$495,841	$34,442	$597,819

Advanced Drainage Systems, Inc.

Intangible Assets – Intangible assets as of March 31, 2020 and 2019 consisted of the following:

	2020			2019
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$177,579	$(32,437)	$145,142	$27,580	$(19,922)	$7,658
Customer relationships	377,742	(47,051)	330,691	29,851	(23,000)	6,851
Patents	8,951	(6,419)	2,532	8,313	(5,561)	2,752
Non-compete and other contractual agreements	—	—	—	155	(138)	17
Trademarks and tradenames	69,847	(4,736)	65,111	15,978	(7,968)	8,010
Total definite lived intangible assets	634,119	(90,643)	543,476	81,877	(56,589)	25,288
Indefinite-lived intangible assets (a)
Trademarks	11,862	—	11,862	11,889	—	11,889
Total Intangible assets	$645,981	$(90,643)	$555,338	$93,766	$(56,589)	$37,177

(a)	Indefinite-lived intangible assets decreased as a result of foreign currency translation.

The gross intangible asset value of developed technology, customer relationships and trademarks and tradenames increased as a result of the Acquisition. See “Note 4. Acquisitions” for additional information.

The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2020:

	Amortization expense (in thousands)
	2020	2019	2018	Weighted Average Amortization Period (in years)
Developed technology	$12,517	$2,517	$2,517	10.0
Customer relationships	36,093	3,546	3,633	19.8
Patents	522	546	591	12.0
Non-compete and other contractual agreements	22	22	104	—
Trademarks and tradenames	7,856	1,249	1,223	19.6

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2020:

	Fiscal Year
(Amounts in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Amortization expense	$71,705	$61,305	$52,328	$48,200	$44,872	$265,066	$543,476

9.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets, liabilities and mezzanine equity carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$36	$—	$36	$—
Total assets at fair value on a recurring basis	$36	$—	$36	$—
Liabilities:
Derivative liability - diesel fuel contracts	$2,228	$—	$2,228	$—
Contingent consideration for acquisitions (a)	60	—	—	60
Total liabilities at fair value on a recurring basis	$2,288	$—	$2,228	$60

	March 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$189	$—	$189	$—
Interest rate swaps	1,088	—	1,088	—
Total assets at fair value on a recurring basis	$1,277	$—	$1,277	$—
Liabilities:
Derivative liability - diesel fuel contracts	$283	$—	$283	$—
Foreign exchange forward contracts	60	—	60	—
Contingent consideration for acquisitions	203	—	—	203
Total liabilities at fair value on a recurring basis	$546	$—	$343	$203
(a)	The fair value of the contingent consideration for acquisitions is based on management’s estimate of contractual payments based on future product certifications obtained.

The contingent consideration for acquisitions are recorded at their fair value based on a discounted cash flow valuation technique.  The Company’s unobservable input is the weighted average cost of capital (“WACC”) which represents discount rates or rates of return estimates and assumptions that the Company believes would be used by market participants when valuing these liabilities.  The Company’s weighted average cost of capital was approximately 9.5% as of March 31, 2020 and 2019.

Advanced Drainage Systems, Inc.

Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2020 and 2019 were as follows:

Contingent consideration
Balance at March 31, 2018	$578
Asset acquisition	$40
Change in fair value	(6)
Payments of contingent consideration liability	(409)
Balance at March 31, 2019	$203
Payments of contingent consideration liability	(143)
Balance at March 31, 2020	$60

There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2020 and 2019.

Valuation of Contingent Consideration for Acquisitions - The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (discussed in “Note 13. Debt”) were $350.0 million and $315.0 million, respectively, as of March 31, 2020 and $100.0 million and $98.9 million, respectively, at March 31, 2019. The fair value of the Senior Notes was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The Company believes the carrying amount on the remaining long-term debt, including the Secured Bank Loans, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings. The categorization of the framework used to evaluate this debt is considered Level 2.

10.	INVESTMENT IN CONSOLIDATED AFFILIATES

ADS participates in one consolidated joint venture, ADS Mexicana, which is 51% owned by the Company’s wholly-owned subsidiary ADS Worldwide, Inc. The equity owned by the Company’s joint venture partner is shown as Noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

ADS participated in an additional joint venture, BaySaver. In the third quarter of fiscal 2019, the Company acquired the noncontrolling interest in BaySaver. As a result, BaySaver is a wholly-owned subsidiary of the Company after the acquisition. Prior to the acquisition, the equity owned by the Company’s joint venture partner was shown as Redeemable noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

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

Advanced Drainage Systems, Inc.

receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, the Company is required to consolidate the assets and liabilities of ADS Mexicana.

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2020 and 2019. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2020	2019
Assets
Current assets	$18,357	$18,683
Property, plant and equipment, net	12,438	17,054
Other noncurrent assets	1,317	1,396
Total assets	$32,112	$37,133
Liabilities
Current liabilities	$6,350	$6,581
Noncurrent liabilities	1,131	1,264
Total liabilities	$7,481	$7,845

11.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

Past impairment charges have resulted in a basis difference between the cost of the investment and the amount of underlying equity in net assets of the South American Joint Venture of $3.7 million and $4.0 million as of March 31, 2020 and 2019, respectively. The basis difference will be amortized over the estimated remaining useful life of the underlying property, plant and equipment, 7 years. The Company recognized $0.3 million, $0.4 million and $0.5 million of amortization of the basis difference in fiscal 2020, 2019 and 2018, respectively. The impairment charge is included in Equity in net loss of unconsolidated affiliates in the Consolidated Statements of Operations.

Advanced Drainage Systems, Inc.

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

12.     RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS Mexicana’s Revolving Credit Facility expired on June 22, 2018 and was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2020 and 2019, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Company’s South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2020. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2020. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2020 and 2019, the outstanding principal balance of the credit facility including letters of credit was $9.3 million and $12.3 million, respectively. As of March 31, 2020, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2020 was 5.32% on Chilean peso denominated loans.

ADS and the South American Joint Venture have entered into shared services arrangements in order to execute the joint venture services. Occasionally, the South American Joint Venture enters into agreements for pipe sales with ADS and its other related parties, which were $0.7 million, $1.3 million and $2.1 million in the fiscal years ended March 31, 2020, 2019 and 2018, respectively. ADS pipe sales to the South American Joint Venture were $0.9 million, $1.2 million and $0.4 million in the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

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

Advanced Drainage Systems, Inc.

ADS purchased $2.0 million, $0.3 million and $2.0 million of Tigre-ADS USA manufactured products for use in the production of ADS products during fiscal years 2020, 2019 and 2018, respectively.
13.	DEBT

Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2020	2019
Term Loan Facility	$648,250	$—
Senior Notes	350,000	—
Revolving Credit Facility	100,000	—
PNC Credit Agreement	—	134,400
Prudential Senior Notes	—	100,000
Equipment financing	1,492	2,427
Total	1,099,742	236,827
Unamortized debt issuance costs	(2,419)	(2,293)
Current maturities	(7,955)	(25,932)
Long-term debt obligations	$1,089,368	$208,602

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

On July 31, 2019, the Company borrowed approximately $1.3 billion under the Bridge Loan Facility and $145 million under the Bridge Revolving Credit Facility, which amounts were to (i) finance the consideration paid in connection with the closing of the Acquisition, (ii) repay the total outstanding amount as of the Closing Date under the Company’s then existing revolving credit facility with PNC, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator Water Technologies under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Bridge Loan Facility. Approximately $300.0 million of outstanding borrowings under the Base Credit Agreement were repaid on September 10, 2019 with proceeds from the Company’s public offering of common stock as further described in “Note 19. Net Income Per Share and Stockholders’ Equity” and approximately $300.0 million of outstanding borrowings under the Bridge Loan Facility were repaid on September 23, 2019 with proceeds from the Company’s offering of $350.0 million Senior Notes, as defined and further described below.

As a result of this borrowing, on July 31, 2019, the Company initially capitalized approximately $46.9 million of deferred financing fees associated with the Bridge Credit Facility. This amount was later reduced by $14.9 million due to refunds received by ADS. The remaining deferred financing costs were written off due to loss on early extinguishment of debt resulting from the $300.0 million principal payment primarily from the Common Stock Offering, $300.0 million principal payment from the issuance of Senior Notes due 2027, and $700.0 million principal payment from the issuance of the Senior Secured Credit Facility on September 24, 2019. These financings resulted in the Company treating the Bridge Credit Facility as having been extinguished and replaced with the Common Stock Offering, Senior Notes due 2027 and the syndicated Senior Secured Credit Facility for accounting purposes under ASC 470-50. The loss on early extinguishment of debt,

Advanced Drainage Systems, Inc.

which is included in interest expense in the Company's Consolidated Statements of Operations, primarily reflects the write-off of unamortized debt issuance costs and discounts.

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

Advanced Drainage Systems, Inc.

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

The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). During fiscal 2020, the Company prepaid $51.8 million of the Term Loan Facility. Letters of credit outstanding at March 31, 2020 amounts to $8.5 million and reduced the availability of the Revolving Credit Facility.

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

The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured Credit Facility. As of March 31, 2020, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.

Advanced Drainage Systems, Inc.

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

Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2020 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Principal maturities	$7,955	$7,532	$7,000	$7,000	$107,000	$963,255	$1,099,742

14.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps and commodity options in the form of collars and swaps to manage its various exposures to interest rate and commodity price fluctuations. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in Interest expense. The Company’s interest rate swap was terminated during the year ended March 31, 2020 in conjunction with the new Senior Secured Credit Facility. For collars and commodity swaps, contract settlement gains and losses are recorded in the Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Consolidated Statements of Operations in Derivative gains and other income, net.

A summary of the fair values for the various derivatives at March 31, 2020 and 2019 is presented below:

	2020
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$21	$15	$(2,000)	$(228)

	2019
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$127	$62	$(201)	$(82)
Foreign exchange forward contracts	—	—	(60)	—
Interest rate swaps	566	522	—	—

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivative contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Net Unrealized Mark to Market Losses (Gains)
(Amounts in thousands)	2020	2019	2018
Interest rate swaps	$1,029	$1,712	$(2,801)
Foreign exchange forward contracts	—	60	—
Diesel fuel option collars	2,099	574	(443)
Total net unrealized mark to market losses (gains)	$3,128	$2,346	$(3,244)

Advanced Drainage Systems, Inc.

	Net Realized Losses (Gains)
(Amounts in thousands)	2020	2019	2018
Interest rate swaps	$378	$(329)	$—
Foreign exchange forward contracts	102	(163)	—
Diesel fuel option collars	357	(698)	(476)
Total net realized losses (gains)	$837	$(1,190)	$(476)

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company, also, enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of March 31, 2020.

Litigation and Other Proceedings

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

Advanced Drainage Systems, Inc.

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

Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period are recognized based upon the annual fair value of the shares allocated. Deferred compensation — unearned ESOP shares is relieved at fair value, with any difference between the annual fair value and the carrying value of shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $22.70, $19.90, and $20.00 per share of redeemable convertible preferred stock at March 31, 2020, 2019, and 2018, respectively, resulting in an average annual fair value per share of $21.31, $19.95, and $18.40 per share for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. During the fiscal years ended March 31, 2020, 2019, and 2018, the Company recognized compensation expense of $20.1 million, $15.3 million, and $11.7 million, respectively, related to allocation of ESOP shares to participants.

Required dividends on allocated shares are generally passed through and paid in cash to the participants and required dividends on unallocated shares are paid in cash to the Plan and generally used to service the Plan’s debt.

The ESOP committee directed the Plan trustee to retain dividends on unallocated ADS shares rather than to service the Plan’s debt. In the fiscal years ended March 31, 2020, 2019, and 2018, the Company recognized compensation expense and the trustee retained $0.0 million, $3.3 million and $3.2 million, respectively, for dividends on unallocated ADS shares. These dividends were allocated to participants based on the total shares in their account in relation to total shares allocated at March 31, 2020 and 2019.

Redeemable Convertible Preferred Stock - The Trustee of the Company’s ESOP has the ability to put shares of the redeemable convertible preferred stock to the Company absent a market for the Company’s common stock, and as a result the redeemable convertible preferred stock is classified as Mezzanine equity in the Company’s Consolidated Balance Sheets. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock have a put right to require the

Advanced Drainage Systems, Inc.

Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2020, the applicable redemption value was $0.7818 per share as there were no unpaid cumulative dividends.

Given that the event that may trigger redemption of the Redeemable convertible preferred stock (the listing or quotation on a market more senior than the OTC Bulletin Board) is not solely within the Company’s control, the redeemable convertible preferred stock is presented in the mezzanine equity section of the Consolidated Balance Sheets. As of March 31, 2020, the Company did not adjust the carrying value of the redeemable convertible preferred stock to its redemption value or recognize any changes in fair value as the Company did not consider it probable that the Redeemable convertible preferred stock would become redeemable.

The Redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the liquidation value of $0.7818 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. The 2.5% annual dividend is payable in cash or additional shares of the Redeemable convertible preferred stock. During the first quarter of fiscal 2020, the Board of Directors approved the 2.5% annual dividend to be paid in cash on March 31, 2020 to stockholders of record as of March 15, 2020. The Redeemable convertible preferred stock has a liquidation value of $0.7818 per share that must be paid before any distribution or payment may be made to holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of ADS.

During fiscal year ended March 31, 2020, the Board of Directors approved a special cash dividend of $1.00 per share. See “Note 19. Net Income Per Share and Stockholders’ Equity” for additional information. Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2020 and 2019, respectively, are summarized in the following table.

(Amounts in thousands)	2020	2019
Quarterly cash dividends	$10,840	$1,903
Annual cash dividends	7	10
Total cash dividends	$10,847	$1,913
Annual stock dividend	359	134
Annual cash dividend	7	10
Total ESOP required dividends	$366	$144
Allocated shares	18,756	7,392
Required dividend per share	0.0195	0.0195
Required dividends	$366	$144

In the fiscal years ended March 31, 2020 and 2019, 1.0 million and 0.8 million shares of redeemable convertible preferred stock, respectively, were allocated to the ESOP participants, including, in addition to the cash dividends, 0.4 million and less than 0.1 million preferred shares allocated as dividends, respectively.

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

Advanced Drainage Systems, Inc.

period. If an executive terminates their employment prior to reaching the required retirement age, no payment is required and the previously recorded compensation expense for that executive is reversed and recorded as a benefit to compensation expense in the period the executive terminates employment.

The compensation (benefit) expense recorded related to the executive termination payments for the fiscal years ended March 31, 2020, 2019, and 2018 was $0.2 million, $(0.2) million and $1.5 million, respectively, and is included in General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2020 and 2019, the executive termination payment obligation was $2.6 million and $4.3 million, respectively, and is included in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

Profit-Sharing Plan - The Company has a tax-qualified profit-sharing retirement plan with a 401(k) feature covering substantially all U.S. eligible employees. The Company did not make employer contributions to this plan in the fiscal years ended March 31, 2020, 2019, and 2018. The Company has defined contribution postretirement benefit plans covering Infiltrator Water Technologies and Canadian employees. The Company recognized costs of $0.5 million, $0.4 million and $0.7 million in the fiscal years ended March 31, 2020, 2019, and 2018.

COVID-19 Pandemic Pay – In fiscal 2020, the Company communicated to all hourly employees that each would be entitled to the equivalent of two weeks, or 80 hours, of pandemic pay regardless of whether they experienced any interruption of employment. The Company recognized pandemic pay costs in Costs of goods sold on the Company’s Consolidated Statement of Operations and accrued pandemic pay liability in Other accrued liabilities on the Company’s Consolidated Balance Sheet of $4.8 million in the fiscal year ended March 31, 2020.

17.	STOCK-BASED COMPENSATION

The Company has several programs for stock-based payments to employees and directors, including stock options and restricted stock. Stock-based compensation expense is recorded in General and administrative expenses, Selling expenses and Cost of goods sold in the Consolidated Statements of Operations.

The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019, and 2018:

(Amounts in thousands)	2020	2019	2018
Component of income before income taxes:
Cost of goods sold	$897	$317	$179
Selling expenses	426	180	105
General and administrative expenses	10,946	6,035	6,837
Total stock-based compensation expense	$12,269	$6,532	$7,121

The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2020, 2019, and 2018:

(Amounts in thousands)	2020	2019	2018
Stock-based compensation expense:
Equity-classified stock options	2,554	2,550	4,148
Restricted stock	3,807	2,064	1,741
Performance-based restricted stock units	4,682	869	—
Non-employee director	1,226	1,049	1,232
Total stock-based compensation expense	$12,269	$6,532	$7,121

Advanced Drainage Systems, Inc.

The following table summarizes the assumptions used in estimating the fair value of stock options:

	2020	2019	2018
Common stock price	$27.44 - $41.85	$25.75 - $27.99	$19.35 - $22.95
Expected stock price volatility	30.1% - 30.9%	30.3% - 31.1%	32.1% - 35.6%
Risk-free interest rate	1.4% - 2.3%	2.9% - 3.1%	1.9% - 2.2%
Weighted-average expected option life (years)	6.0	6.0	5.6 - 6.0
Dividend yield	0.9% - 1.3%	1.1% - 1.2%	1.1% - 1.5%

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

2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) provided for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provided for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2020.

The stock option activity for the fiscal year ended March 31, 2020 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	82	$14.64	4.3
Granted	—	—	—
Exercised	(8)	13.87	—
Forfeited	(3)	15.74	—
Outstanding at end of year	71	14.69	3.4
Vested at end of year	37	13.73	2.8
Unvested at end of year	34	15.74	4.0
Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2020:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	54	$6.76
Granted	—	—
Vested	(17)	8.72
Forfeitures	(3)	8.72
Unvested at end of year	34	$8.72

As of March 31, 2020, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards under the 2000 plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.3 years.

During the fiscal year end March 31, 2020, 0.1 million shares vested. No options vested during fiscal years ended March 31, 2019 and 2018. No options were granted during the fiscal years ended March 31, 2020, 2019, and 2018. The aggregate intrinsic value for options outstanding and currently exercisable as of

Advanced Drainage Systems, Inc.

March 31, 2020 was $1.0 million and $0.6 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2020, 2019, and 2018 were $0.2 million, $0.8 million and $0.5 million, respectively.

2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) provided for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provided for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2020.

The stock option activity for the fiscal year ended March 31, 2020 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	1,120	$16.81	4.9
Granted	—	—	—
Exercised	(555)	14.11	—
Forfeited	—	—	—
Outstanding at end of year	565	19.45	4.7
Vested at end of year	542	19.25	4.6
Unvested at end of year	23	24.12	6.0
Fair value of options granted during the year		$—

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2020:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	121	$7.68
Granted	—	—
Vested	(98)	7.80
Forfeited	—	—
Unvested at end of year	23	$7.20

As of March 31, 2020, there was a total of $0.1 million of unrecognized compensation expense related to unvested stock option awards under the 2013 Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 0.9 years.

The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2020 was $5.6 million and $5.5 million, respectively. The total fair value of options that vested during the fiscal years ended March 31, 2020, 2019, and 2018 were $0.8 million, $2.6 million, and $4.7 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2020 was $13.2 million.

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

Advanced Drainage Systems, Inc.

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

The Company had no shares available for grant under this plan as of March 31, 2020.

The information about the unvested restricted stock grants as of March 31, 2020 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	44	$24.17
Granted	—	—
Vested	(37)	24.18
Forfeited	(1)	24.20
Unvested at end of year	6	$24.10

The Company expects all restricted stock grants to vest.

At March 31, 2020, there was approximately $0.1 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.0 years. During the fiscal years ended March 31, 2020, 2019, and 2018, the total fair value of restricted stock that vested was $0.9 million, $1.4 million and $2.9 million, respectively.

2017 Omnibus Plan

On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. The 2017 Incentive Plan provides for the issuance of a maximum of 3.5 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 1.8 million shares available for awards as of March 31, 2020. The 2017 Incentive Plan replaces the 2000 Incentive Stock Option Plan, 2008 Restricted Stock Plan, 2013 Stock Option Plan, and 2014 Non-Employee Director Compensation Plan (the “Prior Plans”) and no further grants will be made under the prior plans.

The stock option activity for the fiscal year ended March 31, 2020 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	457	$23.19	8.9
Granted	336	27.51	—
Exercised	(8)	25.75	—
Forfeited	—	—	—
Outstanding at end of year	785	25.01	8.4
Vested at end of year	212	22.04	7.7
Unvested at end of year	573	26.11	8.7
Fair value of options granted during the year		8.02

Advanced Drainage Systems, Inc.

All outstanding options are expected to vest.

The following table summarizes information about the unvested stock option grants as of the fiscal year ended March 31, 2020:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	388	$7.19
Granted	336	8.02
Vested	(151)	7.01
Forfeited	—	—
Unvested at end of year	573	$7.73

As of March 31, 2020, there was a total of $2.9 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Incentive Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.8 years.

The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2020 was $3.5 million and $1.6 million, respectively. There were 0.1 million options that were exercised during the fiscal year ended March 31, 2020.

The information about the unvested restricted stock grants as of March 31, 2020 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	172	$25.02
Granted	308	31.96
Vested	(90)	25.63
Forfeited	(2)	27.13
Unvested at end of year	388	$30.38

At March 31, 2020, there was approximately $8.2 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 2.1 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2020 and 2019 was $2.3 million and $2.0 million, respectively. During the fiscal year ended March 31, 2018, no restricted stock vested.

The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	115	$25.85
Granted	274	33.27
Vested	—	—
Forfeited	—	—
Unvested at end of year	389	$31.07
At March 31, 2020, there was approximately $9.6 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.9 years. For the performance units, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free cash flow for the performance period. During fiscal year 2020, the Company modified the achievement levels

Advanced Drainage Systems, Inc.

of the awards due to the Acquisition of Infiltrator Water Technologies. The modification did not result in any incremental compensation expense. The performance units have a 3-year performance period from April 1, 2019 through March 31, 2022. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

In addition to the performance units based on ADS performance, the Company issued performance units based on the achievements of other performance targets. During fiscal year 2020, the Company granted 0.1 million units with a grant date fair value of $2.9 million, subject to achieving predetermined synergies of the now consolidated legacy ADS business and Infiltrator Water Technologies. The Company further granted 0.1 million units with a grant date fair value of $2.7 million, subject to performance conditions of the Infiltrator Water Technologies reportable segment. For the performance units based on the Infiltrator Water Technologies reportable segment, 75% of the award is based upon the achievement of certain levels of Infiltrator Water Technologies Adjusted EBITDA for the performance period and 25% is based upon the achievement of certain levels of Infiltrator Water Technologies Free cash flow for the performance period. These two performance unit grants have a 3-year performance period from August 1, 2019 through March 31, 2022.

During the fiscal year ended March 31, 2020 and 2019, the weighted average grant date fair value of performance units granted was $33.27 and $25.84, respectively. During the fiscal year ended March 31, 2020 and 2019, the total fair value of performance units that vested was $0.0 million and $0.1 million. During the fiscal year ended March 31, 2018, no performance units vested

.

18.     INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2020	2019	2018
United States	$(186,209)	$103,559	$72,109
Foreign	6,595	8,051	4,833
Total	$(179,614)	$111,610	$76,942

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2020	2019	2018
Current:
Federal	$10,867	$11,575	$17,107
State and local	4,655	3,998	3,541
Foreign	1,546	2,050	2,242
Total current tax expense	17,068	17,623	22,890
Deferred:
Federal	210	11,745	(11,236)
State and local	(1,228)	1,795	(55)
Foreign	(1,958)	(1,114)	(188)
Total deferred tax expense (benefit)	(2,976)	12,426	(11,479)
Total Income tax expense	$14,092	$30,049	$11,411

Advanced Drainage Systems, Inc.

For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	31.5%
ESOP stock appreciation, ESOP dividends and special dividend(a)	(30.3)	3.2	5.4
Effect of tax rate of foreign subsidiaries	0.6	(0.3)	0.7
State and local taxes—net of federal income tax benefit	(1.7)	4.6	3.6
Uncertain tax position change	1.2	(1.3)	0.3
Impact of tax reform	—	—	(19.4)
Equity-based compensation	1.1	(0.4)	0.5
Return to provision - federal and state	0.3	(0.2)	(5.0)
Qualified production activity deduction	—	—	(2.5)
Executive compensation	(0.8)	1.1	0.1
Net operating losses	1.9	—	—
Credits and incentives	0.7	(1.0)	(0.5)
Other	(1.9)	0.2	0.1
Effective rate	(7.9)%	26.9%	14.8%

(a)

This includes the special dividend paid in the first quarter of fiscal 2020 that resulted in $246.8 million in additional stock-based compensation. Of the total stock-based compensation expense and dividends paid, approximately $242.9 million related to non-deductible stock appreciation and deductible dividends. This decreased the effective tax rate by 28.4%. See “Note 19. Net Income Per Share and Stockholders’ Equity” for additional information.

As discussed in “Note 4. Acquisitions”, the Company acquired Infiltrator Water Technologies on July 31, 2019. During the year ended March 31, 2020, as part of the purchase price, approximately $132.4 million was attributed to deferred tax liabilities. Of the $132.4 million, $82.3 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $82.3 million, $80.2 million was attributed to intangibles. The Company also acquired a federal net operating loss of $24.0 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides that net operating losses arising in a tax year beginning in 2018, 2019, or 2020 can be carried back five years. As a result, the Company has recognized an income tax benefit of $3.4 million related to the federal net operating loss from the acquisition of Infiltrator Water Technologies. The Company continues to evaluate the new law, and we do not expect either the U.S. or non-U.S. corporate income tax provisions of the CARES Act to have a material impact on our income tax (benefit) provision.

As of March 31, 2020, the Company has approximately $26.5 million of undistributed earnings that are intended to be reinvested indefinitely with the exception of cash dividends paid by our ADS Mexicana joint venture and the distribution paid by our Canadian subsidiary during the fiscal year. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.

Advanced Drainage Systems, Inc.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2020	2019
Deferred tax assets:
Receivable and other allowances	$1,122	$1,546
Inventory	2,065	3,217
Stock-based compensation	2,770	3,186
Worker’s compensation	2,317	2,063
Net operating loss and credit carryforwards	2,059	152
Operating lease liabilities	6,160	-
Other	5,562	4,673
Total deferred tax assets	22,055	14,837
Less: valuation allowance	(941)	(269)
Total net deferred tax assets	21,114	14,568
Deferred tax liabilities:
Intangible assets	121,276	2,512
Property, plant and equipment	63,649	52,218
Operating lease assets	6,147	-
Goodwill	4,527	4,078
Other	600	1,385
Total deferred tax liabilities	196,199	60,193
Net deferred tax liability	$175,085	$45,625

Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2020	2019
Net non-current deferred tax assets	$531	$338
Net non-current deferred tax liabilities	175,616	45,963

As a result of the acquisition of Infiltrator Water Technologies, the Company acquired state net operating losses (“NOLs”) and state credit carryforward attributes. The Company has recorded deferred tax assets related to state NOLs of $0.9 million as of March 31, 2020, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance has been recorded against $0.1 million of these deferred tax assets as of March 31, 2020 for state NOLs that the Company does not expect to realize within their respective carryforward periods. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $0.8 million at March 31, 2020. A valuation allowance in the amount of $0.5 million has been established related to state credits the Company does not expect to utilize.

Advanced Drainage Systems, Inc.

Deferred tax assets related to foreign NOLs were $0.3 million as of March 31, 2020 with carryforward periods ranging from 20 years to indefinite carryforward periods. Any losses not utilized within a specific carryforward period will expire. A valuation allowance has been recorded against $0.1 million of these deferred tax assets as of March 31, 2020 for foreign NOLs that the Company does not expect to realize within their respective carryforward periods.

Accounting for Uncertain Tax Positions

As of March 31, 2020, The Company had unrecognized tax benefit of $3.3 million, which if resolved favorably, would reduce income tax expense by $3.3 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31, 2020, 2019, and 2018 is as follows:

(Amounts in thousands)	2020	2019	2018
Balance at beginning of year	$5,681	$7,593	$6,196
Tax positions taken in current year	—	164	81
Decreases in tax positions for prior years	(1,398)	(198)	—
Increases in tax positions for prior years	1,907	136	5,108
Settlements	(124)	(200)	—
Lapse of statute of limitations	(2,589)	(1,595)	(3,940)
Foreign translation adjustment	(134)	(219)	148
Balance at end of year	$3,343	$5,681	$7,593

The short-term portion of the unrecognized tax benefit of $1.5 million at March 31, 2020 is recorded in Other Accrued liabilities on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $0.8 million and $1.5 million at March 31, 2020 and 2019, respectively.

The Company believes that over the next twelve months, it is reasonably possible that up to $1.5 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2017 through March 31, 2020. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2016 through March 31, 2020. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2016 through March 31, 2020.
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

Advanced Drainage Systems, Inc.

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

The dilutive effect of stock options and unvested restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. In computing diluted net income per share, income available to common stockholders used in the basic net income per share calculation (numerator) is adjusted, subject to sequencing rules, for certain adjustments that would result from the assumed issuance of potential common shares. After the effective date of the IPO, management’s intent is to share settle; therefore, these shares are included in the calculation from July 26, 2014 through March 31, 2020, if dilutive. For purposes of the calculation of diluted net income per share, stock options and unvested restricted stock are considered to be potential common stock and are only included in the calculations when their effect is dilutive.

The Company’s redeemable common stock is included in the weighted-average number of common shares outstanding for calculating basic and diluted net income per share.

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2020, 2019, and 2018, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2020	2019	2017
NET INCOME PER SHARE — BASIC:
Net (loss) income attributable to ADS	$(193,174)	$77,772	$62,007
Adjustment for:
Dividends paid to redeemable convertible preferred stockholders	(11,206)	(2,047)	(1,858)
Dividends paid to unvested restricted stockholders	(338)	(69)	(49)
Net income available to common stockholders and participating securities	(204,718)	75,656	60,100
Undistributed income allocated to participating securities	—	(5,474)	(4,514)
Net income available to common stockholders — Basic	(204,718)	70,182	55,586
Weighted average number of common shares outstanding — Basic	63,820	57,025	55,696
Net (loss) income per common share — Basic	$(3.21)	$1.23	$1.00
NET INCOME PER SHARE — DILUTED:
Net income available to common stockholders — Diluted	(204,718)	70,182	55,586
Weighted average number of common shares outstanding — Basic	63,820	57,025	55,696
Assumed restricted stock - nonparticipating	—	39	—
Assumed exercise of stock options	—	547	638
Weighted average number of common shares outstanding — Diluted	63,820	57,611	56,334
Net (loss) income per common share — Diluted	$(3.21)	$1.22	$0.99
Potentially dilutive securities excluded as anti- dilutive	14,449	5,966	6,167

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

Advanced Drainage Systems, Inc.

Stockholders’ Equity - The Company did not repurchase any shares of common stock during fiscal years 2020 and 2019. In February 2017, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of March 31, 2020, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During fiscal year ended March 31, 2020, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09 per share. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Consolidated Statement of Operations. The Company’s ESOP is further described in “Note 16. Employee Benefit Plans”.

20.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2020	2019
Accrued compensation and benefits(1)	$33,215	$18,108
Accrued rebate liability(2)	14,479	12,313
Lease liability - Operating leases	7,757	—
Self-insurance accruals	12,486	11,697
Other	33,179	19,783
Total accrued liabilities	$101,116	$61,901

(1)	Accrued compensation and benefits is primarily comprised of accrued payroll, bonuses and commissions.
(2)	Accrued rebate liability represents the Company’s estimated rebates to be paid to customers.
21.	BUSINESS SEGMENT INFORMATION

Following the Acquisition of Infiltrator Water Technologies, the Company revised its reportable segments to reflect how the Chief Operating Decision Maker (“CODM”) currently reviews financial information and makes operational decisions. After the Acquisition, ADS operates its business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator Water Technologies.” “Allied Products & Other” represents the Company’s Allied Products and all other business segments. “Pipe” and “Allied Products & Other” were previously included as Domestic. With the change in reportable segments, the CODM is now evaluating segment reporting based on Net Sales and Segment Adjusted Gross Profit. The Company calculated Segment Adjusted Gross Profit as net sales less costs of goods sold, depreciation and amortization, stock-based compensation, non-cash charges and certain other expenses. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The prior period segment results and related disclosures have been recast to conform to the current year presentation.

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

Advanced Drainage Systems, Inc.

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

International – The International segment manufactures and markets pipe and allied products in certain regions outside of the United States, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint ventures with local partners in Mexico and South America. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture, Tigre-ADS, is the primary channel to serve the South American markets. The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also sell our broad line of Allied Products & Other.

Allied Products & Other – Allied Products & Other manufactures and markets products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. The Company also sells through a broad variety of buying groups and co-ops in the United States.

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the fiscal years ended March 31:

	2020
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$954,633	$(2,030)	$952,603
Infiltrator Water Technologies	211,005	(41,657)	169,348
International
International - Pipe	108,624	—	108,624
International - Allied Products & Other	39,957	—	39,957
Total International	148,581	—	148,581
Allied Products & Other	403,273	—	403,273
Intersegment Eliminations	(43,687)	43,687	—
Total Consolidated	$1,673,805	$—	$1,673,805

	2019
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$868,805	$—	$868,805
Infiltrator Water Technologies	—	—	—
International
International - Pipe	122,836	—	122,836
International - Allied Products & Other	37,766	—	37,766
Total International	160,602	—	160,602
Allied Products & Other	355,326	—	355,326
Intersegment Eliminations	—	—	—
Total Consolidated	$1,384,733	$—	$1,384,733

	2018
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$844,875	$—	$844,875
Infiltrator Water Technologies	—	—	—
International
International - Pipe	119,207	—	119,207
International - Allied Products & Other	36,715	—	36,715
Total International	155,922	—	155,922
Allied Products & Other	329,557	—	329,557
Intersegment Eliminations	—	—	—
Total Consolidated	$1,330,354	$—	$1,330,354

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the fiscal years ended March 31:

(Amounts in thousands)	2020	2019	2018
Segment adjusted gross profit
Pipe	$239,531	$191,002	$186,330
Infiltrator Water Technologies	98,245	—	—
International	36,999	37,191	31,725
Allied Products & Other	201,206	168,729	155,166
Intersegment Elimination	(1,895)	—	—
Total	$574,086	$396,922	$373,221
Depreciation and amortization
Pipe	$46,611	$49,419	$51,236
Infiltrator Water Technologies	7,159	—	—
International	6,013	5,938	6,431
Allied Products & Other(a)	65,157	16,543	17,336
Total	$124,940	$71,900	$75,003
Capital expenditures
Pipe	$33,629	$34,878	$32,393
Infiltrator Water Technologies	24,917	—	—
International	2,623	3,765	2,147
Allied Products & Other(a)	6,508	4,769	7,169
Total	$67,677	$43,412	$41,709
(a)

Includes depreciation and amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator Water Technologies intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

(Amounts in thousands)	2020	2019	2018
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$316,479	$326,967	$302,481
Depreciation and amortization	62,225	59,164	62,113
ESOP and stock-based compensation expense	14,319	10,791	8,627
ESOP special dividend compensation	168,610	—	—
COVID-19 Related Expenses (a)	4,573	—	—
Inventory step up related to Infiltrator Water Technologies acquisition	7,880	—	—
Total Segment Adjusted Gross Profit	$574,086	$396,922	$373,221
(a)

Represents the Company’s pandemic pay expense included in Gross profit in connection with the Company’s response to the COVID-19 pandemic, see “Note 16. Employee Benefit Plans” for additional information.

Advanced Drainage Systems, Inc.

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2020	2019	2018
Net Sales
North America	$1,655,219	$1,366,470	$1,313,917
Other	18,586	18,263	16,437
Total	$1,673,805	$1,384,733	$1,330,354

(Amounts in thousands)	2020	2019
Long-Lived Assets (a)
North America	$488,125	$401,276
Other	9,250	10,467
Total	$497,375	$411,743
(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.

22.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2020	2019	2018
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$41,290	$15,679	$17,890
Income taxes	8,710	29,841	24,510

(Amounts in thousands)	2020	2019	2018
Supplemental disclosures of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$359	$134	$134
Purchases of plant, property, and equipment included in accounts payable	1,588	1,255	1,258
ESOP distributions in common stock	13,109	8,609	11,566
Lease obligation retired upon disposition of leased assets	799	578	636
Contribution of net accounts receivable to the South American Joint Venture	—	—	2,785
Payable recorded for business acquisition	—	—	300

Advanced Drainage Systems, Inc.

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain historical unaudited consolidated condensed quarterly financial information for each of the quarters during the years ended March 31, 2020 and 2019. In the Company’s opinion, the unaudited quarterly financial information reflects all normal and recurring accruals and adjustments necessary for a fair presentation of net income for interim periods.

	Fiscal 2020
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net sales	$370,768	$393,424	$495,905	$413,708
Gross profit	108,755	123,358	146,524	(62,158)
Net income (loss)	3,533	23,659	8,462	(227,451)
Net income (loss) attributable to ADS	2,305	23,288	7,589	(226,356)
Net (loss) income per share
Basic (1)	$0.01	$0.28	$0.10	$(4.06)
Diluted (1)	$0.01	$0.28	$0.10	$(4.06)

	Fiscal 2019
	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net sales	$272,218	$318,113	$406,555	$387,847
Gross profit	59,504	72,399	95,373	99,691
Net income	1,893	16,550	29,372	33,651
Net income attributable to ADS	1,010	15,812	28,670	32,280
Net income per share
Basic (1)	$0.01	$0.25	$0.45	$0.51
Diluted (1)	$0.01	$0.25	$0.45	$0.51

(1) The earnings per share calculations for each quarter are based upon the applicable weighted average shares outstanding for each period and may not necessarily be equal to the full year share amount.

24.	SUBSEQUENT EVENTS

Dividends on Common Stock - During the first quarter of fiscal 2021, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on June 15, 2020 to stockholders of record at the close of business on June 1, 2020.

* * * * * *

Advanced Drainage Systems, Inc.

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2020,

2019 and 2018 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses (1)	Charged to other accounts (2)	Deductions (3)	Balance at end of period
2020	$7,653	$(24)	$(234)	$(2,360)	$5,035
2019	6,826	1,154	(65)	(262)	7,653
2018	10,431	503	(391)	(3,717)	6,826

(1)	Amount for the year ended March 31, 2020 includes $0.4 million due to the Acquisition.
(2)	Amounts represent the impact of foreign currency translation.
(3)

Amounts includes the release of a $3.0 million allowance related to the South American Joint Venture capital contribution. See “Note 11. Investment in Unconsolidated Affiliates” for additional information.