Form 10-Q
period 2020-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2020-08-06
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 69,546,442 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of July 30, 2020, 406,696 shares of unvested restricted common stock were outstanding and 21,539,115 shares of ESOP, preferred stock, convertible into 16,567,887 shares of common stock, were outstanding. As of July 30, 2020, 86,521,025 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$235,210	$174,233
Receivables (less allowance for doubtful accounts of $6,274 and $5,035, respectively)	241,830	200,028
Inventories	239,239	282,398
Other current assets	13,085	9,552
Total current assets	729,364	666,211
Property, plant and equipment, net	477,100	481,380
Other assets:
Goodwill	598,200	597,819
Intangible assets, net	537,457	555,338
Other assets	72,910	69,140
Total assets	$2,415,031	$2,369,888
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,963	$7,955
Current maturities of finance lease obligations	19,586	20,382
Accounts payable	96,654	106,710
Other accrued liabilities	105,148	101,116
Accrued income taxes	29,550	2,050
Total current liabilities	258,901	238,213
Long-term debt obligations (less unamortized debt issuance costs of $2,321 and $2,419, respectively)	1,037,470	1,089,368
Long-term finance lease obligations	40,611	44,501
Deferred tax liabilities	173,270	175,616
Other liabilities	40,266	37,608
Total liabilities	1,550,518	1,585,306
Commitments and contingencies (see Note 12)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 21,562 and 21,562 shares outstanding, respectively	269,529	269,529
Deferred compensation – unearned ESOP shares	(19,605)	(22,432)
Total mezzanine equity	249,924	247,097
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 69,973 and 69,810 shares issued, respectively; 69,473 and 69,319 shares outstanding, respectively	11,557	11,555
Paid-in capital	839,765	827,573
Common stock in treasury, at cost	(10,853)	(10,461)
Accumulated other comprehensive loss	(32,494)	(35,325)
Retained deficit	(205,669)	(267,619)
Total ADS stockholders’ equity	602,306	525,723
Noncontrolling interest in subsidiaries	12,283	11,762
Total stockholders’ equity	614,589	537,485
Total liabilities, mezzanine equity and stockholders’ equity	$2,415,031	$2,369,888

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2020	2019
Net sales	$508,639	$413,708
Cost of goods sold	320,136	307,256
Cost of goods sold - ESOP special dividend compensation	—	168,610
Gross profit	188,503	(62,158)
Operating expenses:
Selling	28,160	26,365
General and administrative	33,616	31,433
Selling, general and administrative - ESOP special dividend compensation	—	78,142
Loss on disposal of assets and costs from exit and disposal activities	1,647	707
Intangible amortization	17,982	1,542
Income (loss) from operations	107,098	(200,347)
Other expense:
Interest expense	9,970	5,264
Derivative gains and other income, net	(567)	(96)
Income (loss) before income taxes	97,695	(205,515)
Income tax expense	27,200	22,370
Equity in net income of unconsolidated affiliates	(173)	(434)
Net income (loss)	70,668	(227,451)
Less: net income (loss) attributable to noncontrolling interest	202	(1,095)
Net income (loss) attributable to ADS	70,466	(226,356)
Weighted average common shares outstanding:
Basic	69,380	57,576
Diluted	70,126	57,576
Net income (loss) per share:
Basic	$0.83	$(4.06)
Diluted	$0.83	$(4.06)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$70,668	$(227,451)
Currency translation gain	3,150	1,564
Comprehensive income (loss)	73,818	(225,887)
Less: other comprehensive income attributable to noncontrolling interest	319	167
Less: net income (loss) attributable to noncontrolling interest	202	(1,095)
Total comprehensive income (loss) attributable to ADS	$73,297	$(224,959)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$70,668	$(227,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,781	16,694
Deferred income taxes	(2,357)	2,191
Loss on disposal of assets and costs from exit and disposal activities	1,647	707
ESOP and stock-based compensation	12,462	7,425
ESOP special dividend compensation	—	246,752
Amortization of deferred financing charges	98	174
Fair market value adjustments to derivatives	(1,082)	1,789
Equity in net income of unconsolidated affiliates	(173)	(434)
Other operating activities	269	(2,880)
Changes in working capital:
Receivables	(42,093)	(44,494)
Inventories	44,140	34,803
Prepaid expenses and other current assets	(3,520)	(3,089)
Accounts payable, accrued expenses, and other liabilities	17,893	30,653
Net cash provided by operating activities	133,733	62,840
Cash Flows from Investing Activities
Capital expenditures	(10,295)	(9,723)
Other investing activities	435	(13)
Net cash used in investing activities	(9,860)	(9,736)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,750)	—
Payments on Revolving Credit Agreement	(50,000)	—
Proceeds from PNC Credit Agreement	—	137,400
Payments on PNC Credit Agreement	—	(115,600)
Payments on finance lease obligations	(5,700)	(6,047)
Cash dividends paid	(7,737)	(69,641)
Proceeds from exercise of stock options	2,239	1,513
Other financing activities	—	(258)
Net cash used in financing activities	(62,948)	(52,633)
Effect of exchange rate changes on cash	52	(5)
Net change in cash	60,977	466
Cash at beginning of period	174,233	8,891
Cash at end of period	$235,210	$9,357
SUPPLEMENTAL CASH FLOW INFORMATION
Cash (refund) paid for income taxes	$(19)	$535
Cash paid for interest	6,934	3,920
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	1,278	296
Balance in accounts payable for the acquisition of property, plant and equipment	3,772	4,364

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313	22,611	$282,638	14,452	$(180,316)	$102,322
Net loss	—	—	—	—	—	—	(226,356)	(226,356)	(1,095)	(227,451)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,397	—	1,397	167	1,564	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(6,846)	(6,846)	—	(6,846)	—	—	—	—	—
Common stock dividends ($1.09 per share)	—	—	—	—	—	—	(63,107)	(63,107)	—	(63,107)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,490	—	—	—	—	2,490	—	2,490	—	—	(248)	3,094	3,094
'ESOP special dividend compensation			101,189					101,189		101,189			(11,645)	145,563	145,563
Exercise of common stock options	114	1	1,667	7	(207)	—	—	1,461	—	1,461	—	—	—	—	—
Restricted stock awards	31	—	—	3	(92)	—	—	(92)	—	(92)	—	—	—	—	—
Stock-based compensation expense	—	—	1,841	—	—	—	—	1,841	—	1,841	—	—	—	—	—
ESOP distribution in common stock	174	2	2,820	—	—	—	—	2,822	—	2,822	(226)	(2,822)	—	—	(2,822)
Balance at June 30, 2019	58,283	$11,439	$501,046	484	$(10,162)	$(24,470)	$(278,727)	$199,126	$13,058	$212,184	22,385	$279,816	2,559	$(31,659)	$248,157

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	70,466	70,466	202	70,668	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,831	—	2,831	319	3,150	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,366)	(1,366)	—	(1,366)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,371)	(6,371)	—	(6,371)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,036	—	—	—	—	4,036	—	4,036	—	—	(226)	2,827	2,827
Exercise of common stock options	93	1	2,239	—	—	—	—	2,240	—	2,240	—	—	—	—	—
Restricted stock awards	70	1	—	9	(392)	—	—	(391)	—	(391)	—	—	—	—	—
Stock-based compensation expense	—	—	5,599	—	—	—	—	5,599	—	5,599	—	—	—	—	—
Other	—	—	318	—	—	—	—	318	—	318
Balance at June 30, 2020	69,973	$11,557	$839,765	500	$(10,853)	$(32,494)	$(205,669)	$602,306	$12,283	$614,589	21,562	$269,529	1,624	$(19,605)	$249,924

See accompanying Notes to Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets innovative water management solutions in the stormwater and on-site septic waste water industries, providing superior drainage solutions for use in the construction and agriculture marketplace. ADS’s products are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications.

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2020 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2020 (“Fiscal 2020 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2020 and the results of operations and cash flows for the three months ended June 30, 2020. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2020 Form 10-K.

Principles of Consolidation - The Condensed Consolidated Financial Statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net income of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Standard	Adoption

Advanced Drainage Systems, Inc.

Accounting Standards Update 2016-13 – Financial Instruments- Credit Losses (ASU 2016-13)

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This standard requires the use of an impairment model referred to as the current expected credit loss model. The Company adopted this standard effective April 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to Retained deficit as of the beginning of the first reporting period in which the guidance is effective. The Company recorded a $0.8 million adjustment to Retained deficit at the date of adoption.

Accounting Policy - The Company extends credit to customers based on an evaluation of their financial condition and collateral is generally not required. The Company records an allowance for credit losses at the time accounts receivable are recorded based on the Company’s historical write-off activity, an evaluation of the current economic environment and the Company’s expectations of future economic conditions.

Recent Accounting Guidance Not Yet Adopted

Standard	Description	Effective Date	Effect on financial statements or other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Statements

In March 2020, the FASB issued an ASU that provides optional expedients and exceptions related to financial reporting impacts related to the expected market transition from LIBOR to another reference rates.

		The amendments are effective on March 12, 2020, and an entity may elect to adopt prospectively through December 31, 2022.	The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

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

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2020 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2021, the Company undertook certain restructuring activities (the “2021 Restructuring Plan”), which followed the Company’s initiation of a restructuring plan in fiscal 2018 (the “2018 Restructuring Plan”). Actions taken under the 2021 Restructuring Plan included reducing headcount and eliminating nonessential costs designed to improve the Company’s cost structure. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Headcount reduction	$1,103	$—
Total 2021 Restructuring Plan activities	$1,103	$—
Loss (gain) on other disposals and partial disposals of property, plant and equipment	544	707
Total loss on disposal of assets and costs from exit and disposal activities	$1,647	$707

Approximately $1.1 million of the 2021 Restructuring Plan activities related to the Pipe reporting segment for the three months ended June 30, 2020. None of the 2021 Restructuring Plan activities relate to the International and Infiltrator Water Technologies reporting segments for the three months ended June 30, 2020.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2021 Restructuring Plan and the 2018 Restructuring Plan at June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$574	$1,696
Expenses	1,103	—
Non-cash expenses	—	—
Payments	(444)	(598)
Balance at the end of the period	$1,233	$1,098

As of June 30, 2020, the Company had $0.2 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.
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

Advanced Drainage Systems, Inc.

the valuations of assets acquired and liabilities assumed. Such finalizations may result in material changes from the preliminary purchase price allocations.

(Amounts in thousands)	Initial Amount	Adjustments to Purchase Price	Adjustments to Property, Plant and Equipment	Adjustments to Right-of-use Assets	Adjustments to Intangible Assets	Tax Adjustments	Updated Amount
Cash	$57,375	$—	$—	$—	$—	$—	$57,375
Total current asset, excluding cash	75,847	—	—	—	—	—	75,847
Property, plant and equipment, net	98,860	—	(6,575)	—	—	—	92,285
Goodwill	567,034	704	6,575	—	(100,000)	21,528	495,841
Intangible assets, net	475,000	—	—	—	100,000	—	575,000
Other assets	14,366	—	—	2,909	—	—	17,275
Total current liabilities	(22,756)	—	—	(213)	—	931	(22,038)
Deferred tax liabilities	(109,926)	—	—	—	—	(22,459)	(132,385)
Other liabilities	(9,274)	—	—	(2,696)	—	—	(11,970)
Total fair value of consideration transferred	$1,146,526	$704	$—	$—	$—	$—	$1,147,230

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

The purchase price excludes transaction costs. During the fiscal year ended March 31, 2020, the Company incurred $22.9 million of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. The Company did not incur any transaction costs during the three months ended June 30, 2020. The Company estimates approximately $7.3 million of transaction costs are not deductible for tax purposes. These costs are included in general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.

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

Advanced Drainage Systems, Inc.

The unaudited pro forma information for the three months ended June 30, 2019 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator Water Technologies and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator Water Technologies. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

Three Months Ended
(Amounts in thousands)	June 30, 2019
Net sales	$483,944
Net income (loss) attributable to ADS	(216,271)

4.	REVENUE RECOGNITION

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
	(In thousands)
Contract asset - product returns	$867	$594
Refund liability	2,029	1,458

5.	LEASES

Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 30 years. A portion of the Company’s yard leases include an option to extend the leases for up to five years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities.

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

Advanced Drainage Systems, Inc.

The Company records at the lease commencement date, a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company will utilize its collateralized incremental borrowing rate commensurate to the lease term as the discount rate for its leases, unless the Company can specifically determine the lessor’s implicit rate. The incremental borrowing rate for each lease is determined based on the Company’s credit rating, adjusted for the impacts of collateral, and the lease term.

6.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	June 30, 2020	March 31, 2020
	(In thousands)
Raw materials	$57,460	$66,524
Finished goods	181,779	215,874
Total inventories	$239,239	$282,398

There were no work-in-process inventories as of the periods presented.

7.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$106	$—	$106	$—
Total assets at fair value on a recurring basis	$106	$—	$106	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$1,216	$—	$1,216	$—
Total liabilities at fair value on a recurring basis	$1,216	$—	$1,216	$—

Advanced Drainage Systems, Inc.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$36	$—	$36	$—
Total assets at fair value on a recurring basis	$36	$—	$36	$—
Liabilities:
Derivative liabilities - diesel fuel contracts	$2,228	$—	$2,228	$—
Total liabilities at fair value on a recurring basis	$2,228	$—	$2,228	$—

For the three months ended June 30, 2020 and 2019, respectively, there were no transfers in or out of Levels 1, 2 or 3.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 11. Debt”) were $350.0 million and $353.0 million, respectively, as of June 30, 2020 and $350.0 million and $315.0 million, respectively, as of March 31, 2020. The fair value of the Senior Notes was determined based on a quoted market data for the Company’s Senior Notes. The categorization of the framework used to evaluate the Senior Notes is considered Level 2. The Company believes the carrying amount on the remaining long-term debt, including the Term Loan Facility and Revolving Credit Facility, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
8.	DERIVATIVE TRANSACTIONS

The Company uses commodity options in the form of collars and swaps and has previously used interest rate swaps and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Interest rate swap gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in the Condensed Consolidated Statements of Operations in Interest expense. For collars, commodity swaps and foreign currency forward contracts, contract settlement gains and losses are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Diesel fuel option collars	$(1,082)	$69
Interest rate swaps	—	1,726
Foreign exchange forward contracts	—	(7)
Total net unrealized mark-to-market (gains) loss	$(1,082)	$1,788
Diesel fuel option collars	840	7
Interest rate swaps	—	(166)
Total net realized loss (gains)	$840	$(159)

A summary of the fair value of derivatives is included in “Note 7. Fair Value Measurement.”

Advanced Drainage Systems, Inc.

9.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2020	2019
NET INCOME PER SHARE—BASIC:
Net income (loss) attributable to ADS	$70,466	$(226,356)
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(1,366)	(6,841)
Dividends paid to unvested restricted stockholders	(2)	(328)
Net income (loss) available to common stockholders and participating securities	69,098	(233,525)
Undistributed income allocated to participating securities	(11,242)	—
Net income (loss) available to common stockholders – Basic	$57,856	$(233,525)
Weighted average number of common shares outstanding – Basic	69,380	57,576
Net income (loss) per common share – Basic	$0.83	$(4.06)
NET INCOME PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Diluted	$57,856	$(233,525)
Weighted average number of common shares outstanding – Basic	69,380	57,576
Assumed exercise of stock options	573	—
Restricted stock	173	—
Weighted average number of common shares outstanding – Diluted	70,126	57,576
Net income (loss) per common share – Diluted	$0.83	$(4.06)
Potentially dilutive securities excluded as anti-dilutive	15,161	10,806

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During the three months ended June 30, 2019, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09 per share. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Consolidated Statement of Operations. The

Advanced Drainage Systems, Inc.

Company’s ESOP is further described in “Note 16. Employee Benefit Plans” to the Company’s audited financial statements included in the Fiscal 2020 Form 10-K.
10.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of June 30, 2020 and March 31, 2020, there were no borrowings outstanding under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for these investments using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The debt guarantee was renewed in the three months ended June 30, 2020. The Company’s maximum potential obligation under this guarantee is $11.0 million as of June 30, 2020. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2023. ADS does not anticipate any required contributions related to the balance of this credit facility. As of June 30, 2020 and March 31, 2020, the outstanding principal balances of the credit facility including letters of credit were $9.7 million and $9.3 million, respectively. As of June 30, 2020, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2020 was 5.1% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe and other product sales to ADS and its other related parties, which totaled $0.1 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. ADS pipe sales to the South American Joint Venture were $0.1 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. respectively.

Tigre USA - Tigre USA was a joint venture that ADS no longer has an ownership interest in, but the owner is the partner for the South American Joint Venture. ADS purchased $0.5 million of Tigre USA manufactured products for use in the production of ADS products during the three months ended June 30, 2020 and 2019.

Advanced Drainage Systems, Inc.

11.	DEBT

Long-term debt as of the periods presented consisted of the following:

	June 30, 2020	March 31, 2020
	(In thousands)
Term Loan Facility	$646,500	$648,250
Senior Notes	350,000	350,000
Revolving Credit Facility	50,000	100,000
Equipment financing	1,254	1,492
Total	1,047,754	1,099,742
Unamortized debt issuance costs	(2,321)	(2,419)
Current maturities	(7,963)	(7,955)
Long-term debt obligation	$1,037,470	$1,089,368

Senior Secured Credit Facility

In July 2019, the Company entered into the credit agreement (the “Base Credit Agreement”) by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement (as amended the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

During the three months ended June 30, 2020, the Company prepaid $1.8 million of the Term Loan Facility and repaid $50.0 million of the Revolving Credit Facility. Letters of credit outstanding at June 30, 2020 and March 31, 2020 amounts to $11.0 million and $8.5 million, respectively, and reduced the availability of the Revolving Credit Facility.

Senior Notes

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

Advanced Drainage Systems, Inc.

12.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company, also, enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of June 30, 2020.

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

Other Commitments and Contingencies

In March 2019, the Company initiated an internal investigation process, under the guidelines of the Company’s Code of Business Conduct and Ethics, into its consolidated joint venture affiliate ADS Mexicana’s senior management’s ethical and business conduct, as well as compliance of certain products with, along with considerations into, Mexican laws and regulations over the previous 12 months. The Company has recorded an accrual for the current estimate of probable losses resulting from the investigation which is not material to the Condensed Consolidated Financial Statements. However due to the inherent uncertainties in determining the use, installation application and location of ADS Mexicana products sold, along with the consideration of Mexican laws and regulations related to warranty and product liability obligations, the Company is unable to determine the maximum potential future losses that may occur, which could be material to the Condensed Consolidated Financial Statements.
13.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2020 and 2019, the Company utilized an effective tax rate of 27.8% and (10.9%), respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”) increased the effective rate for the three months ended June 30, 2020 and 2019. Additionally, the effective tax rate for the three months ended June 30, 2019 differed from the federal statutory rate primarily due to a $60.7 million discrete income tax expense. This discrete event related to the 11.6 million shares allocated from the ESOP as a result of the special dividend paid on June 14, 2019 and the Company recognizing approximately $246.8 million in additional stock-based compensation expense. Of the total stock-based compensation expense and dividends paid, approximately $242.9 million related to non-deductible stock appreciation and deductible dividends. This discrete event reduced the effective tax rate by 29.6%.

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

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$401	$112
Selling expenses	195	56
General and administrative expenses	5,003	1,673
Total stock-based compensation expense	$5,599	$1,841

The following table summarizes stock-based compensation expense by award type for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$881	$551
Restricted Stock	1,417	642
Performance Units	2,984	372
Non-Employee Directors	317	276
Total stock-based compensation expense	$5,599	$1,841

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

Restricted Stock - During the three months ended June 30, 2020, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $4.1 million.

Performance Units –During the three months ended June 30, 2020, the Company did not grant any performance share units or performance units.

Options - During the three months ended June 30, 2020, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $3.2 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimate the fair value of stock-options during the three months ended June 30, 2020:

Advanced Drainage Systems, Inc.

Three Months Ended June 30,
Common stock price	$41.97
Expected stock price volatility	35.5%
Risk-free interest rate	0.4%
Weighted-average expected option life (years)	6.0
Dividend yield	0.9%

15.	BUSINESS SEGMENTS INFORMATION

The Company operates its business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator Water Technologies.” “Allied Products & Other” represents the Company’s Allied Products and all other business segments. “Pipe” and “Allied Products & Other” were previously included as Domestic. The Chief Operating Decision Maker (the “CODM”) evaluates segment reporting based on Net Sales and Segment Adjusted Gross Profit. The Company calculated Segment Adjusted Gross Profit as net sales less costs of goods sold, depreciation and amortization, stock-based compensation and non-cash charges. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

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

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	June 30, 2020			June 30, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$273,652	$(1,845)	$271,807	$262,181	$—	$262,181
Infiltrator Water Technologies	102,153	(18,068)	84,085	—	—	—
International
International - Pipe	26,950	—	26,950	29,284	—	29,284
International - Allied Products & Other	8,879	—	8,879	10,049	—	10,049
Total International	35,829	—	35,829	39,333	—	39,333
Allied Products & Other	116,918	—	116,918	112,194	—	112,194
Intersegment Eliminations	(19,913)	19,913	—	—	—	—
Total Consolidated	$508,639	$—	$508,639	$413,708	$—	$413,708

The following sets forth certain financial information attributable to the reportable segments for the periods presented.

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Segment adjusted gross profit
Pipe	$90,599	$57,493
Infiltrator Water Technologies	47,928	—
International	11,408	9,227
Allied Products & Other	60,468	57,187
Intersegment Eliminations	(358)	—
Total	$210,045	$123,907
Depreciation and amortization
Pipe	$11,360	$11,547
Infiltrator Water Technologies	3,133	—
International	1,298	1,507
Allied Products & Other(a)	19,990	3,640
Total	$35,781	$16,694
Capital expenditures
Pipe	$4,231	$6,974
Infiltrator Water Technologies	4,198	—
International	450	1,254
Allied Products & Other(a)	1,416	1,495
Total	$10,295	$9,723

Advanced Drainage Systems, Inc.

(a)

Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator Water Technologies intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$188,503	$(62,158)
Depreciation and amortization	16,423	13,684
ESOP and stock-based compensation expense	4,939	3,771
ESOP special dividend compensation	—	168,610
COVID-19 related costs(a)	180	—
Total Segment Adjusted Gross Profit	$210,045	$123,907

(a)	Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third party crisis management vendor.
16.	SUBSEQUENT EVENTS

Common Stock Dividend - During the second quarter of fiscal 2021, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on September 15, 2020 to stockholders of record at the close of business on September 1, 2020.

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

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2021 refers to fiscal 2021, which is the period from April 1, 2020 to March 31, 2021.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2020 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Executive Summary

First Quarter Fiscal 2021 Results

•	Net sales increased 22.9% to $508.6 million
•	Net income of $70.7 million as compared to a net loss of $227.5 million in the prior year
•	Adjusted EBITDA, a non-GAAP measure, increased 98.6% to $159.5 million
•	Cash provided by operating activities increased 112.8% to $133.7 million
•	Free cash flow, a non-GAAP measure, increased 132.4% to 123.4 million

Net sales increased $94.9 million, or 22.9%, to $508.6 million, as compared to $413.7 million in the prior year. Domestic pipe sales increased $11.5 million, or 4.4%, to $273.7 million. Domestic allied products & other sales increased $4.7 million, or 4.2%, to $116.9 million. These increases were driven by growth in both the U.S. construction and agriculture end markets. Infiltrator Water Technologies contributed an additional $84.1 million to net sales to external customers in the quarter.

Advanced Drainage Systems, Inc.

Gross profit increased $250.7 million to $188.5 million as compared to ($62.2) million in the prior year. The prior year gross profit includes $168.6 million of ESOP special dividend compensation expense. The remaining increase is primarily due to the acquisition of Infiltrator Water Technologies, favorable material cost, an increase in operational efficiency and increases in both pipe and allied product sales.

Adjusted EBITDA, a non-GAAP measure, increased $79.2 million, or 98.6%, to $159.5 million, as compared to $80.3 million in the prior year. The increase is primarily due to the factors mentioned above. Infiltrator Water Technologies contributed an additional $42.0 million to Adjusted EBITDA in the quarter. As a percentage of net sales, Adjusted EBITDA was 31.4% as compared to 19.4% in the prior year.

Impact of COVID-19

In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and globally. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruptions and may have an adverse effect on our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While our production facilities are operating as essential businesses, the Company continues to assess the potential effects and may experience future impacts such as reduced operations or temporarily closing facilities.

Results of Operations

Comparison of the Three Months ended June 30, 2020 to the Three Months ended June 30, 2019

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the three months ended June 30, 2020 and 2019. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended June 30,
	2020		2019
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$508,639	100.0%	$413,708	100.0%
Cost of goods sold	320,136	62.9	307,256	74.3
Cost of goods sold - ESOP special dividend compensation	—	—	168,610	40.8
Gross profit	188,503	37.1	(62,158)	(15.0)
Selling expenses	28,160	5.5	26,365	6.4
General and administrative expenses	33,616	6.6	31,433	7.6
Selling, general and administrative - ESOP special dividend compensation	—	—	78,142	18.9
Loss on disposal of assets and costs from exit and disposal activities	1,647	0.3	707	0.2
Intangible amortization	17,982	3.5	1,542	0.4
Income (loss) from operations	107,098	21.1	(200,347)	(48.4)
Interest expense	9,970	2.0	5,264	1.3
Derivative gains and other income, net	(567)	(0.1)	(96)	—
Income (loss) before income taxes	97,695	19.2	(205,515)	(49.7)
Income tax expense	27,200	5.3	22,370	5.4
Equity in net loss (income) of unconsolidated affiliates	(173)	—	(434)	(0.1)
Net income (loss)	70,668	13.9	(227,451)	(55.0)
Less: net income (loss) attributable to noncontrolling interest	202	—	(1,095)	(0.3)
Net income (loss) attributable to ADS	$70,466	13.9%	$(226,356)	(54.7)%

Advanced Drainage Systems, Inc.

Net sales - Net sales increased by $94.9 million, of which $84.1 million represented sales from Infiltrator Water Technologies. Net sales excluding Infiltrator Water Technologies are referred to as organic sales, a non-GAAP measure.

	Three Months Ended
	June 30, 2020			June 30, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$273,652	$(1,845)	$271,807	$262,181	$—	$262,181
Infiltrator Water Technologies	102,153	(18,068)	84,085	—	—	—
International
International - Pipe	26,950	—	26,950	29,284	—	29,284
International - Allied Products & Other	8,879	—	8,879	10,049	—	10,049
Total International	35,829	—	35,829	39,333	—	39,333
Allied Products & Other	116,918	—	116,918	112,194	—	112,194
Intersegment Eliminations	(19,913)	19,913	—	—	—	—
Total Consolidated	$508,639	$—	$508,639	$413,708	$—	$413,708
•

Pipe net sales to all customers for the three months ended June 30, 2020 increased by $11.5 million, or 4.4%, compared to the three months ended June 30, 2019. The increase was due to an increase in pipe volume resulting in a $17.2 million increase in sales partially offset by a $5.7 million decrease as a result of price and product mix.

•

Infiltrator Water Technologies net sales to all customers increased by $102.2 million. The Company acquired Infiltrator Water Technologies in the second quarter of fiscal year 2020 and therefore did not report any Infiltrator Water Technologies sales in the three months ended June 30, 2019.

•

International net sales for the three months ended June 30, 2020 decreased by $3.5 million, or 8.9%, compared to the three months ended June 30, 2019. The decrease was primarily attributable to a $2.3 million decrease in International Pipe Sales, attributable to volume decreases, and a $1.2 million decrease in International Allied Product sales.

•

Allied Products & Other net sales for the three months ended June 30, 2020 increased by $4.7 million, or 4.2%, compared to the three months ended June 30, 2019. The increase was due to an increase in price and product mix and an increase in sales volume.

Advanced Drainage Systems, Inc.

Cost of goods sold and Gross profit - Cost of goods sold increased by $12.9 million, or 4.2%, and gross profit increased by $250.7 million, or 403.3%, in the three months ended June 30, 2020 over the comparable period in the previous year. Gross profit excluding Infiltrator Water Technologies and Cost of goods sold – ESOP special dividend compensation, referred to as organic gross profit, a Non-GAAP measure, increased 35.4%.

	For the Three Months Ended June 30,
	2020	2019	$ Variance	% Variance
	(In thousands)
Pipe	$74,695	$42,574	$32,121	75.4%
International	10,107	7,716	2,391	31.0
Allied Products & Other	59,328	56,162	3,166	5.6
Organic gross profit	144,130	106,452	37,678	35.4
Infiltrator Water Technologies	44,731	—	44,731	100.0
Cost of goods sold - ESOP special dividend compensation	—	(168,610)	168,610	100.0
Intersegment eliminations	(358)	—	(358)	100.0
Total gross profit	$188,503	$(62,158)	$250,661	(403.3%)
•

Pipe gross profit increased primarily due to lower costs in material, labor and overhead. The increase was also attributable to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above.

•

The Company acquired Infiltrator Water Technologies in the second quarter of fiscal year 2020 and therefore did not report any Infiltrator Water Technologies gross profit in the three months ended June 30, 2019.

•	International gross profit decreased primarily due to the decreased sales discussed above offset by lower costs of materials.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Selling expenses - As a percentage of net sales, selling expenses decreased to 5.5% in the three months ended June 30, 2020 compared to 6.4% in the three months ended June 30, 2019. The decrease as a percentage of net sales is the result of the Company’s cost mitigation steps.

General and administrative expenses - General and administrative expenses for the three months ended June 30, 2020 increased $2.2 million from the prior year period. The increase was primarily due to $3.8 million in general and administrative expenses at Infiltrator Water Technologies. The increase was offset by decreases in general and administrative expenses as a result of the Company’s cost mitigation steps.

Selling, general and administrative – ESOP special dividend compensation – In fiscal 2020, ESOP special dividend compensation expense of $78.1 million was allocated to selling, general and administrative expenses.

Loss on disposal of assets and costs from exit and disposal activities - In the three months ended June 30, 2020, we recorded a loss on the disposal of assets and costs from exit and disposal activities of approximately $1.6 million compared to a $0.7 million loss on the disposal of property, plant and equipment from the prior year period. The increase is primarily due to $1.1 million of expenses related to restructuring actions. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased as a percentage of net sales primarily due the addition of intangible assets related to the Acquisition.

Advanced Drainage Systems, Inc.

Interest expense - Interest expense increased $4.7 million in the three months ended June 30, 2020 compared to the same period in the previous fiscal year. The increase was due to increased debt levels and changes in interest rates as a result of the Acquisition financing transactions.

Derivative gain and other income, net - Derivative gain and other income increased by $0.5 million for the three months ended June 30, 2020 compared to the same period in the previous fiscal year.

Income tax expense (benefit) - For the three months ended June 30, 2020 and 2019, the effective tax rates were 27.8% and (10.9%), respectively. The change in the effective tax rate was primarily due to a discrete income tax event related to stock appreciation from the additional ESOP shares allocated during the three months ended June 30, 2019. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates decreased by $0.3 million for the three months ended June 30, 2020 as compared to the same period in the previous fiscal year due to a decrease in the current period income at our South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased by $1.3 million for the three months ended June 30, 2020 to a net income of $0.2 million compared to a net loss of $1.1 million in the same period in the previous fiscal year due to a net income at our ADS Mexicana joint venture.

Adjusted EBITDA and Adjusted EBITDA Margin - Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures, have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

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

Advanced Drainage Systems, Inc.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods indicated.

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Net income (loss)	$70,668	$(227,451)
Depreciation and amortization	35,781	16,694
Interest expense	9,970	5,264
Income tax expense	27,200	22,370
EBITDA	143,619	(183,123)
Loss on disposal of assets and costs from exit and disposal activities	1,647	707
ESOP and stock-based compensation expense	12,462	7,425
ESOP special dividend compensation(a)	—	246,752
Transaction costs(b)	656	4,245
Strategic growth and operational improvement initiatives(c)	1,755	2,195
COVID-19 related costs(d)	564	—
Other adjustments(e)	(1,233)	2,095
Adjusted EBITDA	$159,470	$80,296
Adjusted EBITDA Margin	31.4%	19.4%

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

(d)	Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third party crisis management vendor.
(e)

Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense. The other adjustments in fiscal 2020 also includes expenses related to the ADS Mexicana’s investigation.

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

Advanced Drainage Systems, Inc.

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$90,599	$57,493
International Adjusted Gross Profit	11,408	9,227
Allied Products & Other Adjusted Gross Profit	60,468	57,187
Unallocated corporate and selling expenses	(44,644)	(43,611)
Legacy ADS Adjusted EBITDA	$117,831	$80,296
Legacy Infiltrator Water Technologies Adjusted EBITDA
Infiltrator Water Technologies Adjusted Gross Profit	47,928	—
Unallocated corporate and selling expenses	(5,931)	—
Legacy Infiltrator Water Technologies Adjusted EBITDA	$41,997	$—
Intersegment eliminations	(358)	—
Consolidated Adjusted EBITDA	$159,470	$80,296

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

The following table presents key liquidity metrics utilized by management. The table includes the Non-GAAP measure, Free Cash Flow, which is further discussed and defined below.

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$133,733	$62,840
Capital expenditures	(10,295)	(9,723)
Free Cash Flow	123,438	53,117
Total debt (debt and finance lease obligations)	1,105,630
Cash	235,210
Net debt (total debt less cash)	870,420
Leverage Ratio	2.0

Net cash provided by operating activities increased $70.9 million to $133.7 million, as compared to $62.8 million in the prior year, primarily due to improvements in profitability and working capital. Free cash flow (Non-GAAP) increased $70.3 million to $123.4 million, as compared to $53.1 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $870.4 million as of June 30, 2020.

The following table summarizes our available liquidity as of June 30, 2020.

(Amounts in thousands)	June 30, 2020
Revolver capacity	$350,000
Less: outstanding borrowings	50,000
Less: letters of credit	11,005
Revolver available liquidity	$288,995

Advanced Drainage Systems, Inc.

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

As of June 30, 2020, we had $8.9 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

Working Capital and Cash Flows

As of June 30, 2020, we had $524.2 million in liquidity, including $235.2 million of cash, $289.0 million in borrowings available under our Revolving Credit Agreement, net of $11.0 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our new Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months. In July 2020, we paid down the remaining $50.0 million of the Revolving Credit Facility.

Working Capital - Working capital increased to $470.5 million as of June 30, 2020, from $428.0 million as of March 31, 2020. The increase in working capital is primarily due to improved collections of our accounts receivable, as well as improved payment terms on our accounts payable partially offset by a reduction in inventory and lower material costs.

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$133,733	$62,840
Net cash used in investing activities	(9,860)	(9,736)
Net cash used in financing activities	(62,948)	(52,633)

Operating Cash Flows - Cash flows provided by operating activities for the three months ended June 30, 2020 was $133.7 million as compared with cash provided by operating activities of $62.8 million for the three months ended June 30, 2019. Cash flows from operating activities during the three months ended June 30, 2020 was primarily impacted by the acquisition of Infiltrator Water Technologies and the Company’s cost containment measures.

Investing Cash Flows - During the three months ended June 30, 2020 and 2019, cash used in investing activities was $9.9 million and $9.7 million, respectively. Capital expenditures during the three months ended June 30, 2020 increased by $0.2 million compared to the same period in fiscal 2020. Our capital expenditures for the three months ended June 30, 2020 were used primarily for new equipment and operational efficiency and productivity projects.

Financing Cash Flows - During the three months ended June 30, 2020, cash used in financing activities was $62.9 million due to repayment of $50.0 million on the Revolving Credit Facility, quarterly dividend payments of $7.7 million and payments on our finance lease obligations of $5.7 million.

During the three months ended June 30, 2019, cash used in financing activities was $52.6 million due to the special and quarterly dividend payment of $69.6 million and payments on our finance lease obligations of $6.0 million. These uses were partially offset by $21.8 million of net borrowings on our previous credit agreement.

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

Advanced Drainage Systems, Inc.

Our measure of free cash flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

Capital Expenditures

Capital expenditures totaled $10.3 million and $9.7 million for the three months ended June 30, 2020 and 2019, respectively. Infiltrator Water Technologies capital expenditures for the three months ended June 30, 2020 was $4.2 million of our total capital expenditures. Our capital expenditures for the three months ended June 30, 2020 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.

We currently anticipate that we will make capital expenditures of approximately $60 to $65 million in fiscal year 2020. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2020, there were no material contractual obligations or commitments related to these planned capital expenditures.

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

As disclosed in “Note 16. Employee Benefit Plans” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2020 Form 10-K, redeemable convertible preferred stock can convert to common stock upon retirement, disability, death, or vested terminations over the life of the Plan. As stated above, within 30 days following the repayment of the ESOP loan, all redeemable convertible preferred stock will be converted to common stock, which will be no later than March 2023.

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 24% greater after conversion.

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

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Net income (loss) attributable to ADS	$70,466	$(226,356)
ESOP special dividend compensation	—	246,752
ESOP deferred stock-based compensation	6,863	5,584

Advanced Drainage Systems, Inc.

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended June 30,
	2020	2019
	(Shares in millions)
Weighted average common shares outstanding	69.4	57.6
Conversion of redeemable convertible shares	16.6	17.5

Financing Transactions

New Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of June 30, 2020, the outstanding principal drawn on Term Loan Facility was $646.5 million and the outstanding principal on the Revolving Credit Facility was $50.0 million. The Company had $289.0 million available to be drawn on the Revolving Credit Facility, net of $11.0 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of June 30, 2020 and March 31, 2020, there were no borrowings under the Intercompany Note.

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

Interest on the Senior Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.000% per annum. The Senior Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Base Credit Agreement.

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

Advanced Drainage Systems, Inc.

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

For further information, see “Note 11. Debt” to the Consolidated Financial Statements in our Fiscal 2020 Form 10-K. We are in compliance with our debt covenants as of June 30, 2020.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 10. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2020, our South American Joint Venture had approximately $9.7 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2020 Form 10-K, except as disclosed in Note 1. Background and Summary of Significant Accounting Policies.

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
•

volatility in general business and economic conditions in the markets in which we operate, including the adverse impact on the U.S. and global economy of the COVID-19 global pandemic, and the impact of COVID-19 in the near, medium and long-term on our business, results of operations, financial position, liquidity or cash flows, and other factors relating to availability of credit, interest rates, fluctuations in capital and business and consumer confidence;

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

•	the effect of any claims, litigation, investigations or proceedings, including those described below under “Part II. Other Information Item 1. Legal Proceedings” of this Quarterly Report;
•	the effect of weather or seasonality;
•	the loss of any of our significant customers;
•	the risks of doing business internationally;

Advanced Drainage Systems, Inc.

•

our ability to remediate the material weakness in our internal control over financial reporting, including remediation of the control environment for our joint venture affiliate ADS Mexicana, S.A. de C.V. as described in “Item 9A. Controls and Procedures” of our Fiscal 2020 Form 10-K;

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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

As previously disclosed in our Fiscal 2020 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon the material weakness identified as of March 31, 2020. See “Item 9A - Controls and Procedures” in our Fiscal 2019 Form 10-K. Our CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2019 Form 10-K was still present as of June 30, 2020 (the “Evaluation Date”). Based on the material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2020 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2020 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended June 30, 2020. As of June 30, 2020, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

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

3.2

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 24, 2020).

3.3

Second Amended and Restated Bylaws of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 30, 2014).

3.4

First Amendment to Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 24, 2020).

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer