Form 10-Q
period 2020-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2020-11-05
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, the registrant had 70,476,774 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of October 29, 2020, 390,089 shares of unvested restricted common stock were outstanding and 20,438,321 shares of ESOP, preferred stock, convertible into 15,721,157 shares of common stock, were outstanding. As of October 29, 2020, 86,588,020 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$203,883	$174,233
Receivables (less allowance for doubtful accounts of $6,114 and $5,035, respectively)	260,180	200,028
Inventories	223,268	282,398
Other current assets	13,248	9,552
Total current assets	700,579	666,211
Property, plant and equipment, net	481,947	481,380
Other assets:
Goodwill	598,416	597,819
Intangible assets, net	519,660	555,338
Other assets	72,770	69,140
Total assets	$2,373,372	$2,369,888
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,000	$7,955
Current maturities of finance lease obligations	19,319	20,382
Accounts payable	114,030	106,710
Other accrued liabilities	119,084	101,116
Accrued income taxes	23,058	2,050
Total current liabilities	282,491	238,213
Long-term debt obligations (less unamortized debt issuance costs of $2,222 and $2,419, respectively)	885,528	1,089,368
Long-term finance lease obligations	37,016	44,501
Deferred tax liabilities	172,183	175,616
Other liabilities	40,551	37,608
Total liabilities	1,417,769	1,585,306
Commitments and contingencies (see Note 12)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 21,030 and 21,562 shares outstanding, respectively	262,872	269,529
Deferred compensation – unearned ESOP shares	(16,779)	(22,432)
Total mezzanine equity	246,093	247,097
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 71,002 and 69,810 shares issued, respectively; 70,502 and 69,319 shares outstanding, respectively	11,562	11,555
Paid-in capital	859,254	827,573
Common stock in treasury, at cost	(10,859)	(10,461)
Accumulated other comprehensive loss	(30,426)	(35,325)
Retained deficit	(133,011)	(267,619)
Total ADS stockholders’ equity	696,520	525,723
Noncontrolling interest in subsidiaries	12,990	11,762
Total stockholders’ equity	709,510	537,485
Total liabilities, mezzanine equity and stockholders’ equity	$2,373,372	$2,369,888

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$544,187	$495,905	$1,052,826	$909,613
Cost of goods sold	338,330	349,381	658,466	656,637
Cost of goods sold - ESOP special dividend compensation	—	—	—	168,610
Gross profit	205,857	146,524	394,360	84,366
Operating expenses:
Selling	30,586	29,971	58,746	56,336
General and administrative	35,115	48,030	68,731	79,463
Selling, general and administrative - ESOP special dividend compensation	—	—	—	78,142
Loss on disposal of assets and costs from exit and disposal activities	627	2,004	2,274	2,711
Intangible amortization	17,955	9,300	35,937	10,842
Income (loss) from operations	121,574	57,219	228,672	(143,128)
Other expense:
Interest expense	9,360	52,332	19,330	57,596
Derivative gains (loss) and other income (expense), net	(151)	175	(718)	79
Income (loss) before income taxes	112,365	4,712	210,060	(200,803)
Income tax expense (benefit)	31,827	(3,547)	59,027	18,823
Equity in net income of unconsolidated affiliates	(67)	(203)	(240)	(637)
Net income (loss)	80,605	8,462	151,273	(218,989)
Less: net income (loss) attributable to noncontrolling interest	369	873	571	(222)
Net income (loss) attributable to ADS	80,236	7,589	150,702	(218,767)
Weighted average common shares outstanding:
Basic	69,843	60,222	69,612	58,906
Diluted	70,755	60,876	70,459	58,906
Net income (loss) per share:
Basic	$0.95	$0.10	$1.78	$(3.86)
Diluted	$0.93	$0.10	$1.76	$(3.86)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$80,605	$8,462	$151,273	$(218,989)
Currency translation gain (loss)	2,406	(2,310)	5,556	(746)
Comprehensive income (loss)	83,011	6,152	156,829	(219,735)
Less: other comprehensive income (loss) attributable to noncontrolling interest	338	(353)	657	(186)
Less: net income (loss) attributable to noncontrolling interest	369	873	571	(222)
Total comprehensive income (loss) attributable to ADS	$82,304	$5,632	$155,601	$(219,327)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$151,273	$(218,989)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,559	43,260
Deferred income taxes	(3,446)	1,127
Loss on disposal of assets and costs from exit and disposal activities	2,274	2,711
ESOP and stock-based compensation	27,088	16,082
ESOP special dividend compensation	—	246,752
Amortization of deferred financing charges	197	34,285
Inventory step up related to Infiltrator Water Technologies acquisition	—	5,773
Fair market value adjustments to derivatives	(1,455)	996
Equity in net income of unconsolidated affiliates	(240)	(637)
Other operating activities	(236)	(3,635)
Changes in working capital:
Receivables	(60,106)	(44,883)
Inventories	60,663	57,316
Prepaid expenses and other current assets	(3,666)	(2,917)
Accounts payable, accrued expenses, and other liabilities	42,263	34,470
Net cash provided by operating activities	286,168	171,711
Cash Flows from Investing Activities
Capital expenditures	(28,959)	(25,622)
Acquisition of Infiltrator Water Technologies, net of cash acquired	—	(1,088,617)
Other investing activities	455	(116)
Net cash used in investing activities	(28,504)	(1,114,355)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	—	1,300,000
Payments on Term Loan Facility	—	(1,300,000)
Proceeds from syndication of Term Loan Facility	—	700,000
Payments on syndicated Term Loan Facility	(103,500)	—
Proceeds from Senior Notes	—	350,000
Proceeds from Revolving Credit Agreement	—	177,900
Payments on Revolving Credit Agreement	(100,000)	(177,900)
Debt issuance costs	—	(34,606)
Proceeds from PNC Credit Agreement	—	253,900
Payments on PNC Credit Agreement	—	(388,300)
Payments on Prudential Senior Notes	—	(100,000)
Payments on finance lease obligations	(10,677)	(12,375)
Proceeds from common stock offering, net of offering costs	—	293,648
Cash dividends paid	(15,402)	(76,324)
Proceeds from exercise of stock options	3,275	2,430
Other financing activities	(1,489)	(236)
Net cash (used in) provided by financing activities	(227,793)	988,137
Effect of exchange rate changes on cash	(221)	(177)
Net change in cash	29,650	45,316
Cash at beginning of period	174,233	8,891
Cash at end of period	$203,883	$54,207
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$39,213	$7,199
Cash paid for interest	20,923	17,771
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	2,719	1,469
Balance in accounts payable for the acquisition of property, plant and equipment	4,100	3,669

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at July 1, 2019	58,283	$11,439	$501,046	484	$(10,162)	$(24,470)	$(278,727)	$199,126	$13,058	$212,184	22,385	$279,816	2,559	$(31,659)	$248,157
Net income	—	—	—	—	—	—	7,589	7,589	873	8,462	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(1,957)	—	(1,957)	(353)	(2,310)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,349)	(1,349)	—	(1,349)	—	—	—	—	—
Common stock dividends ($.09 per share)	—	—	—	—	—	—	(5,238)	(5,238)	—	(5,238)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	2,392	—	—	—	—	2,392	—	2,392	—	—	(247)	3,094	3,094
Exercise of common stock options	54	1	763	—	—	—	—	764	—	764	—	—	—	—	—
Restricted stock awards	57	1	—	—	—	—	—	1	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	3,171	—	—	—	—	3,171	—	3,171	—	—	—	—	—
ESOP distribution in common stock	2	—	31	—	—	—	—	31	—	31	(2)	(31)	—	—	(31)
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648	—	—	—	—	—
Balance at September 30, 2019	68,746	$11,545	$800,947	484	$(10,162)	$(26,427)	$(277,725)	$498,178	$13,578	$511,756	22,383	$279,785	2,312	$(28,565)	$251,220
Balance at April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313	22,611	$282,638	14,452	$(180,316)	$102,322
Net loss	—	—	—	—	—	—	(218,767)	(218,767)	(222)	(218,989)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(560)	—	(560)	(186)	(746)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(8,195)	(8,195)	—	(8,195)	—	—	—	—	—
Common stock dividends ($1.18 per share)	—	—	—	—	—	—	(68,345)	(68,345)	—	(68,345)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,882	—	—	—	—	4,882	—	4,882	—	—	(495)	6,188	6,188
'ESOP special dividend compensation			101,189					101,189		101,189			(11,645)	145,563	145,563
Exercise of common stock options	168	2	2,430	7	(207)	—	—	2,225	—	2,225	—	—	—	—	—
Restricted stock awards	88	1	—	3	(92)	—	—	(91)	—	(91)	—	—	—	—	—
Stock-based compensation expense	—	—	5,012	—	—	—	—	5,012	—	5,012	—	—	—	—	—
ESOP distribution in common stock	176	2	2,851	—	—	—	—	2,853	—	2,853	(228)	(2,853)	—	—	(2,853)
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648	—	—	—	—	—
Balance at September 30, 2019	68,746	$11,545	$800,947	484	$(10,162)	$(26,427)	$(277,725)	$498,178	$13,578	$511,756	22,383	$279,785	2,312	$(28,565)	$251,220

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at July 1, 2020	69,973	$11,557	$839,765	500	$(10,853)	$(32,494)	$(205,669)	$602,306	$12,283	$614,589	21,562	$269,529	1,624	$(19,605)	$249,924
Net income	—	—	—	—	—	—	80,236	80,236	369	80,605	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,068	—	2,068	338	2,406	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,329)	(1,329)	—	(1,329)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,249)	(6,249)	—	(6,249)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	6,304	—	—	—	—	6,304	—	6,304	—	—	(226)	2,826	2,826
Exercise of common stock options	59	1	1,036	—	—	—	—	1,037	—	1,037	—	—	—	—	—
Restricted stock awards	60	—	—	—	(6)	—	—	(6)	—	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	5,496	—	—	—	—	5,496	—	5,496	—	—	—	—	—
ESOP distribution in common stock	410	4	6,653	—	—	—	—	6,657	—	6,657	(532)	(6,657)	—	—	(6,657)
Balance at September 30, 2020	70,502	$11,562	$859,254	500	$(10,859)	$(30,426)	$(133,011)	$696,520	$12,990	$709,510	21,030	262,872	1,398	(16,779)	$246,093
Balance at April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	150,702	150,702	571	151,273	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	4,899	—	4,899	657	5,556	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(2,695)	(2,695)	—	(2,695)	—	—	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(12,620)	(12,620)	—	(12,620)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	10,340	—	—	—	—	10,340	—	10,340	—	—	(452)	5,653	5,653
Exercise of common stock options	152	2	3,275	—	—	—	—	3,277	—	3,277	—	—	—	—	—
Restricted stock awards	130	1	—	9	(398)	—	—	(397)	—	(397)	—	—	—	—	—
Stock-based compensation expense	—	—	11,095	—	—	—	—	11,095	—	11,095	—	—	—	—	—
ESOP distribution in common stock	410	4	6,653	—	—	—	—	6,657	—	6,657	(532)	(6,657)	—	—	(6,657)
Other	—	—	318	—	—	—	—	318	—	318	—	—	—	—	—
Balance at September 30, 2020	70,502	$11,562	$859,254	500	$(10,859)	$(30,426)	$(133,011)	$696,520	$12,990	$709,510	21,030	$262,872	1,398	$(16,779)	$246,093

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2020 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2020 (“Fiscal 2020 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2020 and the results of operations for the three and six months ended September 30, 2020 and cash flows for the six months ended September 30, 2020. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2020 Form 10-K.

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

Advanced Drainage Systems, Inc.

Accounting Standards Update 2016-13 – Financial Instruments-Credit Losses (ASU 2016-13)

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
ASU 2020-06, FASB Simplifies Issuer’s Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity

In August 2020, the FASB issued an ASU which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity

		The amendments are effective after December 15, 2023 and an entity may elect to early adopt beginning after December 15, 2020.	The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
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

In fiscal 2021, the Company undertook certain restructuring activities (the “2021 Restructuring Plan”), which followed the Company’s initiation of a restructuring plan in fiscal 2018 (the “2018 Restructuring Plan”). Actions taken under the 2021 Restructuring Plan included reducing headcount and eliminating nonessential costs designed to improve the Company’s cost structure. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activity included in Loss on disposal of assets and costs from exit and disposal activities recorded during the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Headcount reduction	$498	$—	$1,601	$—
Total 2021 Restructuring Plan activities	$498	$—	$1,601	$—
Loss on other disposals and partial disposals of property, plant and equipment	129	444	673	1,151
Acquisition related severance and other costs	—	1,560	—	1,560
Total loss on disposal of assets and costs from exit and disposal activities	$627	$2,004	$2,274	$2,711

The restructuring activities are classified as operating expenses and not allocated to a segment.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2021 and 2018 Restructuring Plans as of the September 30, 2020 and 2019 is as follows:

	Six Months Ended September 30,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$574	$1,696
Expenses	1,601	—
Payments	(1,046)	(842)
Balance at the end of the period	$1,129	$854

As of September 30, 2020, the Company had $0.1 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.
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

The following table summarizes the consideration transferred and the purchase price allocation of the assets acquired and liabilities assumed. The Company finalized the valuations of assets acquired and liabilities assumed during the second quarter of Fiscal 2021.

Advanced Drainage Systems, Inc.

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

Of the $132.4 million of the purchase price allocated to deferred tax liabilities, $82.3 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $82.3 million, $80.2 million was attributed to intangible assets. See “Note 13. Income Taxes” for additional information.

The purchase price excludes transaction costs. During the fiscal year ended March 31, 2020, the Company incurred $22.9 million of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. The Company did not incur any transaction costs during the three and six months ended September 30, 2020. The Company estimates approximately $7.3 million of transaction costs are not deductible for tax purposes. These costs are included in general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.

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

The unaudited pro forma information for the three and six months ended September 30, 2019 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those

Advanced Drainage Systems, Inc.

related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator Water Technologies and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator Water Technologies. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended	Six Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2019
Net sales	$512,072	$996,016
Net income (loss) attributable to ADS	45,494	(170,777)

4.	REVENUE RECOGNITION

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	September 30, 2020	March 31, 2020
	(In thousands)
Contract asset - product returns	$879	$594
Refund liability	2,223	1,458

5.	LEASES

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

6.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	September 30, 2020	March 31, 2020
	(In thousands)
Raw materials	$61,132	$66,524
Finished goods	162,136	215,874
Total inventories	$223,268	$282,398

There were no work-in-process inventories as of the periods presented.

7.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$74	$—	$74	$—
Total assets at fair value on a recurring basis	$74	$—	$74	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$811	$—	$811	$—
Total liabilities at fair value on a recurring basis	$811	$—	$811	$—

Advanced Drainage Systems, Inc.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$36	$—	$36	$—
Total assets at fair value on a recurring basis	$36	$—	$36	$—
Liabilities:
Derivative liabilities - diesel fuel contracts	$2,228	$—	$2,228	$—
Total liabilities at fair value on a recurring basis	$2,228	$—	$2,228	$—

For the six months ended September 30, 2020 and 2019, respectively, there were no transfers in or out of Levels 1, 2 or 3.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The following table presents the carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 11. Debt”) for the periods presented:

	September 30, 2020		March 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)		(In thousands)
Senior Notes	$366,240	$350,000	$314,951	$350,000

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

Advanced Drainage Systems, Inc.

The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Diesel fuel option collars	$(373)	$7	$(1,455)	$76
Interest rate swaps	—	—	—	1,726
Foreign exchange forward contracts	—	—	—	(7)
Total net unrealized mark-to-market (gains) loss	$(373)	$7	$(1,455)	$1,795
Diesel fuel option collars	477	150	1,317	157
Foreign exchange forward contracts	—	102	—	102
Interest rate swaps	—	710	—	544
Total net realized loss	$477	$962	$1,317	$803

A summary of the fair value of derivatives is included in “Note 7. Fair Value Measurement.”
9.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
NET INCOME PER SHARE—BASIC:
Net income (loss) attributable to ADS	$80,236	$7,589	$150,702	$(218,767)
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(1,329)	(1,355)	(2,695)	(8,196)
Dividends paid to unvested restricted stockholders	—	(4)	(2)	(330)
Net income (loss) available to common stockholders and participating securities	78,907	6,230	148,005	(227,293)
Undistributed income allocated to participating securities	(12,760)	(204)	(24,025)	—
Net income (loss) available to common stockholders – Basic	$66,147	$6,026	$123,980	$(227,293)
Weighted average number of common shares outstanding – Basic	69,843	60,222	69,612	58,906
Net income (loss) per common share – Basic	$0.95	$0.10	$1.78	$(3.86)
NET INCOME PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Diluted	$66,147	$6,026	$123,980	$(227,293)
Weighted average number of common shares outstanding – Basic	69,843	60,222	69,612	58,906
Assumed exercise of stock options	716	576	662	—
Restricted stock	196	78	185	—
Weighted average number of common shares outstanding – Diluted	70,755	60,876	70,459	58,906
Net income (loss) per common share – Diluted	$0.93	$0.10	$1.76	$(3.86)
Potentially dilutive securities excluded as anti-dilutive	14,892	15,084	15,279	13,269

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During the three months ended June 30, 2019, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09 per share. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Consolidated Statements of Operations. The Company’s ESOP is further described in “Note 16. Employee Benefit Plans” to the Company’s audited financial statements included in the Fiscal 2020 Form 10-K.
10.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS

Advanced Drainage Systems, Inc.

owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of September 30, 2020 and March 31, 2020, there were no borrowings outstanding under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for this investment using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The debt guarantee was renewed in the six months ended September 30, 2020. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2020. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2023. ADS does not anticipate any required contributions related to the balance of this credit facility. As of September 30, 2020 and March 31, 2020, the outstanding principal balances of the credit facility including letters of credit were $10.1 million and $9.3 million, respectively. As of September 30, 2020, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2020 was 3.5% on Chilean peso denominated loans.

ADS and the South American Joint Venture have shared services arrangements in order to execute the joint venture services. In addition, the South American Joint Venture has entered into agreements for pipe and other product sales to ADS and its other related parties. ADS also sells pipe products to the South American Joint Venture.

Tigre USA - Tigre USA was a joint venture that ADS no longer has an ownership interest in, but the owner is the partner for the South American Joint Venture. ADS purchases Tigre USA manufactured products for use in the production of ADS products.

The following tables summarizes the purchases by ADS from related parties and sales by ADS to related parties for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Purchases from South American Joint Venture	$218	$71	$268	$508
Sales to South American Joint Venture	194	141	279	394
Purchases from Tigre USA	502	640	1,035	1,171

Advanced Drainage Systems, Inc.

11.	DEBT

Long-term debt as of the periods presented consisted of the following:

	September 30, 2020	March 31, 2020
	(In thousands)
Term Loan Facility	$544,750	$648,250
Senior Notes	350,000	350,000
Revolving Credit Facility	—	100,000
Equipment financing	—	1,492
Total	894,750	1,099,742
Unamortized debt issuance costs	(2,222)	(2,419)
Current maturities	(7,000)	(7,955)
Long-term debt obligation	$885,528	$1,089,368

Senior Secured Credit Facilities – In July 2019, the Company entered into the credit agreement (the “Base Credit Agreement”) by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement (as amended the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”).

During the six months ended September 30, 2020, the Company repaid $103.5 million of the Term Loan Facility and repaid $100.0 million of the Revolving Credit Facility. Letters of credit outstanding at September 30, 2020 and March 31, 2020 amount to $11.0 million and $8.5 million, respectively, and reduced the availability of the Revolving Credit Facility.

Senior Notes –  On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% senior notes due 2027 (the “Senior Notes”) pursuant to an Indenture, dated September 23, 2019 (the “Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as Trustee (the “Trustee”). The Senior Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company's Senior Secured Credit Facility. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) or to persons outside the United States under Regulation S of the Securities Act.
12.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of September 30, 2020.

Litigation and Other Proceedings – The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. The Company does not believe that such litigation, claims, and

Advanced Drainage Systems, Inc.

administrative proceedings will have a material adverse impact on the Company’s financial position or results of operations. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Other Commitments and Contingencies – In March 2019, the Company initiated an internal investigation process, under the guidelines of the Company’s Code of Business Conduct and Ethics, into its consolidated joint venture affiliate ADS Mexicana’s senior management’s ethical and business conduct, as well as compliance of certain products with, along with considerations into, Mexican laws and regulations over the previous 12 months. The Company has recorded an accrual for the current estimate of probable losses resulting from the investigation, which is not material to the Condensed Consolidated Financial Statements. However, due to the inherent uncertainties in determining the use, installation application and location of ADS Mexicana products sold, along with the consideration of Mexican laws and regulations related to warranty and product liability obligations, the Company is unable to determine the maximum potential future losses that may occur, which could be material to the Condensed Consolidated Financial Statements.
13.	INCOME TAXES

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2020 and 2019, the Company utilized an effective tax rate of 28.3% and (75.3%), respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”) increased the effective rate for the three months ended September 30, 2020 and 2019. The decrease in the effective tax rate for the three months ended September 30, 2019 is primarily driven by the nearly break-even pre-tax income in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2021 and the changes to the Company’s projected annual effective tax rate. The change in the Company’s projected annual effective tax rate was due to the financial results of the acquisition of Infiltrator Water Technologies. Further, the Company recognized additional tax expense of approximately $1.1 million related to non-deductible transaction costs.

For the six months ended September 30, 2020 and 2019, the Company utilized an effective tax rate of 28.1% and (9.4%), respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s ESOP increased the effective rate for the six months ended September 30, 2020 and 2019. Additionally, the effective tax rate for the six months ended September 30, 2019 differed from the federal statutory rate primarily due to a $60.7 million discrete income tax expense. This discrete event related to the 11.6 million shares allocated from the ESOP as a result of the special dividend made on June 14, 2019 and the Company recognizing approximately $246.8 million in additional stock-based compensation expense. Of the total stock-based compensation expense and dividends paid, approximately $242.9 million related to non-deductible stock appreciation and deductible dividends. This discrete event reduced the effective tax rate by 30.3%.

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

ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Component of income before income taxes:
Cost of goods sold	$565	$189	$966	$301
Selling expenses	296	179	491	235
General and administrative expenses	4,635	2,803	9,638	4,476
Total stock-based compensation expense	$5,496	$3,171	$11,095	$5,012

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$750	$700	$1,631	$1,251
Restricted Stock	1,344	957	2,761	1,599
Performance Units	3,070	1,201	6,054	1,573
Non-Employee Directors	332	313	649	589
Total stock-based compensation expense	$5,496	$3,171	$11,095	$5,012

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

Restricted Stock - During the three and six months ended September 30, 2020, the Company granted 0.1 million and 0.1 million shares of restricted stock with a grant date fair value of $1.6 million and $5.7 million, respectively.

Performance Units –During the three and six months ended September 30, 2020, the Company granted 0.1 million shares at a grant date fair value of $5.2 million performance share units or performance units.

Options - During the three and six months ended September 30, 2020, the Company granted less than 0.1 million and 0.3 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $0.1 million and $3.4 million, respectively. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the periods presented:

Advanced Drainage Systems, Inc.

Six Months Ended September 30,
Common stock price	$41.97 - $54.95
Expected stock price volatility	35.5% - 36.3%
Risk-free interest rate	0.4%
Weighted-average expected option life (years)	6.0
Dividend yield	0.7% - 0.9%

15.	BUSINESS SEGMENTS INFORMATION

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

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2020			September 30, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$292,133	$(1,637)	$290,496	$281,405	$(342)	$281,063
Infiltrator Water Technologies	105,986	(18,692)	87,294	64,889	(12,189)	52,700
International
International - Pipe	35,592	(896)	34,696	34,617	—	34,617
International - Allied Products & Other	13,706	—	13,706	13,167	—	13,167
Total International	49,298	(896)	48,402	47,784	—	47,784
Allied Products & Other	117,995	—	117,995	114,358	—	114,358
Intersegment Eliminations	(21,225)	21,225	—	(12,531)	12,531	—
Total Consolidated	$544,187	$—	$544,187	$495,905	$—	$495,905

	Six Months Ended
	September 30, 2020			September 31, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$565,785	$(3,482)	$562,303	$543,586	$(342)	$543,244
Infiltrator Water Technologies	208,139	(36,760)	171,379	64,889	(12,189)	52,700
International
International - Pipe	62,542	(896)	61,646	63,902	—	63,902
International - Allied Products & Other	22,585	—	22,585	23,216	—	23,216
Total International	85,127	(896)	84,231	87,118	—	87,118
Allied Products & Other	234,913	—	234,913	226,551	—	226,551
Intersegment Eliminations	(41,138)	41,138	—	(12,531)	12,531	—
Total Consolidated	$1,052,826	$—	$1,052,826	$909,613	$—	$909,613

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Segment adjusted gross profit
Pipe	$100,496	$74,246	$191,095	$131,739
Infiltrator Water Technologies	53,105	30,144	101,033	30,144
International	14,582	10,841	25,990	20,068
Allied Products & Other	60,380	57,621	120,848	114,808
Intersegment Eliminations	372	(978)	14	(978)
Total	$228,935	$171,874	$438,980	$295,781
Depreciation and amortization
Pipe	$11,543	$11,557	$22,903	$23,104
Infiltrator Water Technologies	3,005	1,859	6,138	1,859
International	1,302	1,590	2,600	3,097
Allied Products & Other(a)	19,928	11,560	39,918	15,200
Total	$35,778	$26,566	$71,559	$43,260
Capital expenditures
Pipe	$3,911	$9,383	$8,142	$16,357
Infiltrator Water Technologies	13,781	3,883	17,979	3,883
International	297	623	747	1,877
Allied Products & Other(a)	675	2,010	2,091	3,505
Total	$18,664	$15,899	$28,959	$25,622
(a)

Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator Water Technologies intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$205,857	$146,524	$394,360	$84,366
Depreciation and amortization	16,463	15,708	32,886	29,392
ESOP and stock-based compensation expense	6,598	3,869	11,537	7,640
ESOP special dividend compensation	—	—	—	168,610
COVID-19 related costs(a)	17	—	197	—
Inventory step up related to Infiltrator Water Technologies acquisition	—	5,773	—	5,773
Total Segment Adjusted Gross Profit	$228,935	$171,874	$438,980	$295,781

(a)	Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third-party crisis management vendor.

Advanced Drainage Systems, Inc.

16.	SUBSEQUENT EVENTS

Common Stock Dividend - During the third quarter of fiscal 2021, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on December 15, 2020 to stockholders of record at the close of business on December 1, 2020.

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

Executive Summary

Second Quarter Fiscal 2021 Results

•	Net sales increased 9.7% to $544.2 million
•	Net income of $80.6 million, compared to $8.5 million in the prior year
•	Adjusted EBITDA, a non-GAAP measure, increased 47.3% to $174.1 million

Net sales increased $48.3 million, or 9.7%, to $544.2 million, as compared to $495.9 million in the prior year. Domestic pipe sales increased $10.7 million, or 3.8%, to $292.1 million. Domestic allied products & other sales increased $3.6 million, or 3.2%, to $118.0 million. These increases were driven by sales growth in the U.S. construction end markets. Infiltrator Water Technologies sales increased $41.1 million, or 63.3%, to $106.0 million, as compared to $64.9 million in the prior year.

Gross profit increased $59.3 million, or 40.5%, to $205.9 million as compared to $146.5 million in the prior year. The increase is primarily due to the incremental benefit from the acquisition of Infiltrator Water Technologies,

Advanced Drainage Systems, Inc.

favorable material cost, leverage from sales growth in both pipe and allied product sales and operational improvements offsetting inflationary costs.

Adjusted EBITDA, a non-GAAP measure, increased $55.9 million, or 47.3%, to $174.1 million, as compared to $118.2 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 32.0% as compared to 23.8% in the prior year.

Year-to-Date Fiscal 2021 Results

•	Net sales increased 15.7% to $1.1 billion
•	Net income increased to $151.3 million, compared to a net loss of $219.0 million in the prior year
•	Adjusted EBITDA, a non-GAAP measure, increased 68.1% to $333.5 million
•	Cash provided by operating activities increased 66.7% to $286.2 million
•	Free cash flow, a non-GAAP measure, increased 76.1% to $257.2 million

Net sales increased $143.2 million, or 15.7%, to $1.053 billion, as compared to $909.6 million in the prior year. Domestic pipe sales increased $22.2 million, or 4.1%, to $565.8 million. Domestic allied products & other sales increased $8.4 million, or 3.7%, to $234.9 million. These increases were driven by growth in both the U.S. construction and agriculture end markets. Infiltrator Water Technologies sales increased $143.3 million, or 220.8%, to $208.1 million, as compared to $64.9 million in the prior year.

Gross profit increased $310.0 million to $394.4 million as compared to $84.4 million in the prior year. The prior year gross profit includes $168.6 million of ESOP special dividend compensation expense. The remaining increase is primarily due to the acquisition of Infiltrator Water Technologies, favorable material cost, an increase in operational efficiency and increases in both pipe and allied product sales.

Adjusted EBITDA, a non-GAAP measure, increased $135.1 million, or 68.1%, to $333.5 million, as compared to $198.5 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 31.7% as compared to 21.8% in the prior year.

Advanced Drainage Systems, Inc.

Results of Operations

Comparison of the Three Months ended September 30, 2020 to the Three Months ended September 30, 2019

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended September 30,
	2020		2019
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$544,187	100.0%	$495,905	100.0%
Cost of goods sold	338,330	62.2	349,381	70.5
Gross profit	205,857	37.8	146,524	29.5
Selling expenses	30,586	5.6	29,971	6.0
General and administrative expenses	35,115	6.5	48,030	9.7
Loss on disposal of assets and costs from exit and disposal activities	627	0.1	2,004	0.4
Intangible amortization	17,955	3.3	9,300	1.9
Income (loss) from operations	121,574	22.3	57,219	11.5
Interest expense	9,360	1.7	52,332	10.6
Derivative gains (loss) and other income (expense), net	(151)	—	175	—
Income (loss) before income taxes	112,365	20.6	4,712	1.0
Income tax expense (benefit)	31,827	5.8	(3,547)	(0.7)
Equity in net income of unconsolidated affiliates	(67)	—	(203)	—
Net income (loss)	80,605	14.8	8,462	1.7
Less: net income (loss) attributable to noncontrolling interest	369	0.1	873	0.2
Net income (loss) attributable to ADS	$80,236	14.7%	$7,589	1.5%

Net sales - Net sales increased by $48.3 million, or 9.7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

	Three Months Ended
	September 30, 2020			September 30, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$292,133	$(1,637)	$290,496	$281,405	$(342)	$281,063
Infiltrator Water Technologies	105,986	(18,692)	87,294	64,889	(12,189)	52,700
International
International - Pipe	35,592	(896)	34,696	34,617	—	34,617
International - Allied Products & Other	13,706	—	13,706	13,167	—	13,167
Total International	49,298	(896)	48,402	47,784	—	47,784
Allied Products & Other	117,995	—	117,995	114,358	—	114,358
Intersegment Eliminations	(21,225)	21,225	—	(12,531)	12,531	—
Total Consolidated	$544,187	$—	$544,187	$495,905	$—	$495,905
•

Pipe net sales to all customers for the three months ended September 30, 2020 increased by $10.7 million, or 3.8%, compared to the three months ended September 30, 2019. The increase was due to an increase in pipe volume resulting in a $10.5 million increase in sales.

Advanced Drainage Systems, Inc.

•

Infiltrator Water Technologies net sales to all customers increased $41.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The Company acquired Infiltrator Water Technologies on July 31, 2019 and therefore did not report any Infiltrator Water Technologies sales for the month of July 2019.

•

International net sales for the three months ended September 30, 2020 increased by $1.5 million, or 3.2%, compared to the three months ended September 30, 2019. The increase was primarily attributable to a $1.0 million increase in International Pipe Sales and a $0.5 million increase in International Allied Product sales.

•

Allied Products & Other net sales for the three months ended September 30, 2020 increased by $3.6 million, or 3.2%, compared to the three months ended September 30, 2019. The increase was due to an increase in price and product mix and an increase in sales volume.

Cost of goods sold and Gross profit - Cost of goods sold decreased by $11.1 million, or 3.2%, and gross profit increased by $59.3 million, or 40.5%, in the three months ended September 30, 2020 over the comparable period in the previous year. Gross profit excluding Infiltrator Water Technologies, referred to as Legacy ADS gross profit, a Non-GAAP measure, increased 24.4%.

	For the Three Months Ended September 30,
	2020	2019	$ Variance	% Variance
	(In thousands)
Pipe	$82,944	$59,103	$23,841	40.3%
International	13,260	9,247	4,013	43.4
Allied Products & Other	59,335	56,653	2,682	4.7
Legacy ADS gross profit	155,539	125,003	30,536	24.4
Infiltrator Water Technologies	49,946	22,499	27,447	122.0
Intersegment eliminations	372	(978)	1,350	(138.0)
Total gross profit	$205,857	$146,524	$59,333	40.5%
•	Pipe gross profit increased primarily due to lower costs in material, labor and overhead. The increase was also attributable to the increase in volume sold discussed above.
•	The Company acquired Infiltrator Water Technologies on July 31, 2019 and therefore did not report any Infiltrator Water Technologies gross profit for the month of July 2019.
•	International gross profit increased primarily due to the increased sales discussed above and lower costs of materials.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Operating expenses

	Three Months Ended September 30,
	2020	2019
Selling expenses	5.6%	6.0%
General and administrative expenses	6.5%	9.7%
Selling, general and administrative expenses	12.1%	15.7%

Selling expenses - As a percentage of net sales, selling expenses decreased to 5.6% in the three months ended September 30, 2020 compared to 6.0% in the three months ended September 30, 2019. The decrease as a percentage of net sales is the result of the Company’s cost mitigation steps.

Advanced Drainage Systems, Inc.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2020 decreased $12.9 million from the prior year period. The decrease was primarily due to a $15.9 million decrease in transaction costs due to the Infiltrator Water Technologies acquisition.

Loss on disposal of assets and costs from exit and disposal activities - The decrease in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals in fiscal 2020. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased primarily due to the addition of intangible assets related to the acquisition of Infiltrator Water Technologies.

Interest expense - Interest expense decreased $43.0 million in the three months ended September 30, 2020 compared to the same period in the previous fiscal year. The decrease was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty related to the extinguishment of debt instruments in the three months ended September 30, 2019. The remainder of the decrease is due to decreased debt levels.

Derivative gain (loss) and other income (expense), net - Derivative gain (loss) and other income (expense) increased by $0.3 million for the three months ended September 30, 2020 compared to the same period in the previous fiscal year.

Income tax expense (benefit) - The following table presents the effective tax rates for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Effective tax rate	28.3%	(75.3)%

The change in the effective tax rate was primarily due to the Acquisition. See “Note 13. Income Taxes” for additional information.

Equity in net income of unconsolidated affiliates - Equity in net income of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net income loss of unconsolidated affiliates decreased for the three months ended September 30, 2020 as compared to the same period in the previous fiscal year due to a decrease in the current period income at our South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased for three months ended September 30, 2020 due to a net income at our ADS Mexicana joint venture.

Advanced Drainage Systems, Inc.

Comparison of the Six Months ended September 30, 2020 to the Six Months ended September 30, 2019

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Six Months Ended September 30,
	2020		2019
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$1,052,826	100.0%	$909,613	100.0%
Cost of goods sold	658,466	62.5	656,637	72.2
Cost of goods sold - ESOP special dividend compensation	—	—	168,610	18.5
Gross profit	394,360	37.5	84,366	9.3
Selling	58,746	5.6	56,336	6.2
General and administrative	68,731	6.5	79,463	8.7
Selling, general and administrative - ESOP special dividend compensation	—	—	78,142	8.6
Loss on disposal of assets and costs from exit and disposal activities	2,274	0.2	2,711	0.3
Intangible amortization	35,937	3.4	10,842	1.2
Income (loss) from operations	228,672	21.7	(143,128)	(15.7)
Interest expense	19,330	1.8	57,596	6.3
Derivative gains (loss) and other income (expense), net	(718)	(0.1)	79	—
Income (loss) before income taxes	210,060	20.0	(200,803)	(22.1)
Income tax expense (benefit)	59,027	5.6	18,823	2.1
Equity in net income of unconsolidated affiliates	(240)	—	(637)	(0.1)
Net income (loss)	151,273	14.4	(218,989)	(24.1)
Less: net income (loss) attributable to noncontrolling interest	571	—	(222)	—
Net income (loss) attributable to ADS	$150,702	14.3%	$(218,767)	(24.1)%

Net sales - Net sales increased by $143.2 million, or 15.7%, for the six months ended September 30, 2020 compared to the six months ended September 30, 2019.

	Six Months Ended
	September 30, 2020			September 31, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$565,785	$(3,482)	$562,303	$543,586	$(342)	$543,244
Infiltrator Water Technologies	208,139	(36,760)	171,379	64,889	(12,189)	52,700
International
International - Pipe	62,542	(896)	61,646	63,902	—	63,902
International - Allied Products & Other	22,585	—	22,585	23,216	—	23,216
Total International	85,127	(896)	84,231	87,118	—	87,118
Allied Products & Other	234,913	—	234,913	226,551	—	226,551
Intersegment Eliminations	(41,138)	41,138	—	(12,531)	12,531	—
Total Consolidated	$1,052,826	$—	$1,052,826	$909,613	$—	$909,613
•

Pipe net sales to all customers for the six months ended September 30, 2020 increased by $22.2 million, or 4.1%, compared to the six months ended September 30, 2019. The increase was due to an increase in pipe

Advanced Drainage Systems, Inc.

volume resulting in a $27.7 million increase in sales partially offset by a $5.7 million decrease as a result of price and product mix.
•

Infiltrator Water Technologies net sales to all customers for the six months ended September 30, 2020 increased by $143.3 million compared to the six months ended September 30, 2019. The Company acquired Infiltrator Water Technologies on July 31, 2019 and therefore did not report any Infiltrator Water Technologies sales prior to August 2019.

•

International net sales for the six months ended September 30, 2020 decreased by $2.0 million, or 2.3%, compared to the six months ended September 30, 2019. The decrease was primarily attributable to a $1.4 million decrease in International Pipe Sales, attributable to volume decreases, and a $0.6 million decrease in International Allied Product sales.

•

Allied Products & Other net sales for the six months ended September 30, 2020 increased by $8.4 million, or 3.7%, compared to the six months ended September 30, 2019. The increase was due to an increase in price and product mix and an increase in sales volume.

Cost of goods sold and Gross profit - Cost of goods sold increased by $1.8 million, or 0.3%, and gross profit increased by $310.0 million, or 367.4%, in the six months ended September 30, 2020 over the comparable period in the previous year. The increase in gross profit was primarily due to the ESOP special dividend compensation expense from the special dividend in fiscal 2020 of $168.6 million allocated to Cost of goods sold. Gross profit excluding Infiltrator Water Technologies and Cost of goods sold – ESOP special dividend compensation, referred to as Legacy ADS gross profit, a Non-GAAP measure, increased 29.5%.

	For the Six Months Ended September 30,
	2020	2019	$ Variance	% Variance
	(In thousands)
Pipe	$157,639	$101,561	$56,078	55.2%
International	23,367	16,963	6,404	37.8
Allied Products & Other	118,663	112,931	5,732	5.1
Legacy ADS gross profit	299,669	231,455	68,214	29.5
Infiltrator Water Technologies	94,677	22,499	72,178	320.8
Cost of goods sold - ESOP special dividend compensation	—	(168,610)	168,610	100.0
Intersegment eliminations	14	(978)	992	100.0
Total gross profit	$394,360	$84,366	$309,994	367.4%
•

Pipe gross profit increased primarily due to lower costs in material, labor and overhead. The increase was also attributable to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above.

•	The Company acquired Infiltrator Water Technologies on July 31, 2019 and therefore did not report any Infiltrator Water Technologies gross profit prior to August 2019.
•	International gross profit increased primarily due to lower cost of materials offset by the decreased sales discussed above.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Advanced Drainage Systems, Inc.

Operating expenses

	For the Six Months Ended September 30,
	2020	2019
Selling expenses	5.6%	6.2%
General and administrative expenses	6.5%	8.7%
Selling, general and administrative expenses	12.1%	14.9%

Selling expenses - As a percentage of net sales, selling expenses decreased to 5.6% in the six months ended September 30, 2020 compared to 6.2% in the six months ended September 30, 2019. The decrease as a percentage of net sales is the result of the Company’s cost mitigation steps.

General and administrative expenses - General and administrative expenses for the six months ended September 30, 2020 decreased $10.7 million from the prior year period. The decrease was primarily due to a $19.5 million decrease in transaction costs. The decrease was offset by a $7.4 million increase in general and administrative expenses, including stock-based compensation, reported at Infiltrator Water Technologies.

Selling, general and administrative – ESOP special dividend compensation – In fiscal 2019, ESOP special dividend compensation expense of $78.1 million was allocated to selling, general and administrative expenses.

Loss on disposal of assets and costs from exit and disposal activities - The decrease in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals in fiscal 2020. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased primarily due the addition of intangible assets related to the acquisition of Infiltrator Water Technologies.

Interest expense - Interest expense decreased $38.3 million in the six months ended September 30, 2020 compared to the same period in the previous fiscal year. The decrease was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty related to the extinguishment of debt instruments in the six months ended September 30, 2019. The remainder of the decrease is due to decreased debt levels.

Derivative gain (loss) and other income (expense), net - Derivative gain (loss) and other income (expense) increased by $0.8 million for the six months ended September 30, 2020 compared to the same period in the previous fiscal year.

Income tax expense (benefit) – The following table presents the effective tax rates for the six months ended September 30, 2020 and 2019.

	For the Six Months Ended September 30,
	2020	2019
Effective tax rate	28.1%	(9.4)%

The change in the effective tax rate was primarily due to a discrete income tax event related to stock appreciation from the additional ESOP shares allocated and the Acquisition. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates decreased for the six months ended September 30, 2020 as compared to the same period in the previous fiscal year due to a decrease in the current period income at our South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for the six months ended September 30, 2020 due to a net income at our ADS Mexicana joint venture.

Advanced Drainage Systems, Inc.

Adjusted EBITDA and Adjusted EBITDA Margin - Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures, have been presented in this Quarterly Report on Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP. We calculate Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

Adjusted EBITDA and Adjusted EBITDA Margin are included in this Form 10-Q because they are key metrics used by management and our board of directors to assess our consolidated financial performance. These non-GAAP financial measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. In addition to covenant compliance and executive performance evaluations, we use these non-GAAP financial measures to supplement GAAP measures of performance to evaluate the effectiveness of our consolidated business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. We use Adjusted EBITDA Margin to evaluate our ability to generate profitable sales.

Adjusted EBITDA and Adjusted EBITDA Margin contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs, cash expenditures to replace assets being depreciated and amortized and interest expense, or the cash requirements necessary to service interest on principal payments on our indebtedness. In evaluating Adjusted EBITDA and Adjusted EBITDA Margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results and using non-GAAP measures on a supplemental basis.

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss)	$80,605	$8,462	$151,273	$(218,989)
Depreciation and amortization	35,778	26,566	71,559	43,260
Interest expense	9,360	52,332	19,330	57,596
Income tax expense	31,827	(3,547)	59,027	18,823
EBITDA	157,570	83,813	301,189	(99,310)
Loss on disposal of assets and costs from exit and disposal activities	627	2,004	2,274	2,711
ESOP and stock-based compensation expense	14,626	8,657	27,088	16,082
ESOP special dividend compensation(a)	—	—	—	246,752
Transaction costs(b)	718	16,590	1,374	20,835
Inventory step up related to the Acquisition	—	5,773	—	5,773
Strategic growth and operational improvement initiatives(c)	361	701	2,116	2,896
COVID-19 related costs(d)	242	—	806	—
Other adjustments(e)	(70)	626	(1,303)	2,721
Adjusted EBITDA	$174,074	$118,164	$333,544	$198,460
Adjusted EBITDA Margin	32.0%	23.8%	31.7%	21.8%

Advanced Drainage Systems, Inc.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$100,496	$74,246	$191,095	$131,739
International Adjusted Gross Profit	14,582	10,841	25,990	20,068
Allied Products & Other Adjusted Gross Profit	60,380	57,621	120,848	114,808
Unallocated corporate and selling expenses	(48,449)	(48,621)	(93,093)	(92,232)
Legacy ADS Adjusted EBITDA	$127,009	$94,087	$244,840	$174,383
Legacy Infiltrator Water Technologies Adjusted EBITDA
Infiltrator Water Technologies Adjusted Gross Profit	53,105	30,144	101,033	30,144
Unallocated corporate and selling expenses	(6,600)	(5,089)	(12,531)	(5,089)
Legacy Infiltrator Water Technologies Adjusted EBITDA	$46,505	$25,055	$88,502	$25,055
Intersegment eliminations	560	(978)	202	(978)
Consolidated Adjusted EBITDA	$174,074	$118,164	$333,544	$198,460

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

Advanced Drainage Systems, Inc.

The following table presents key liquidity metrics utilized by management. The table includes the Non-GAAP measure, Free Cash Flow, which is further discussed and defined below, and Leverage ratio which is calculated as the trailing twelve months Adjusted EBITDA divided by net debt.

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$286,168	$171,711
Capital expenditures	(28,959)	(25,622)
Free Cash Flow	257,209	146,089
Total debt (debt and finance lease obligations)	948,863
Cash	203,883
Net debt (total debt less cash)	744,980
Leverage Ratio	1.5

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

Net cash provided by operating activities increased $114.5 million to $286.2 million, as compared to $171.7 million in the prior year, primarily due to improvements in profitability and lower cash transaction costs for the Infiltrator Water Technologies acquisition. Free cash flow (Non-GAAP) increased $111.1 million to $257.2 million, as compared to $146.1 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $745.0 million as of September 30, 2020.

The following table summarizes our available liquidity for the periods presented .

(Amounts in thousands)	September 30, 2020
Revolver capacity	$350,000
Less: outstanding borrowings	—
Less: letters of credit	11,005
Revolver available liquidity	$338,995

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

Working Capital and Cash Flows

As of September 30, 2020, we had $542.9 million in liquidity, including $203.9 million of cash, $339.0 million in borrowings available under our Revolving Credit Agreement, net of $11.0 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our new Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Advanced Drainage Systems, Inc.

Working Capital - Working capital decreased to $418.1 million as of September 30, 2020, from $428.0 million as of March 31, 2020. The decrease in working capital is primarily due to decreased inventory and increased accounts payable and other current liabilities. These decreases were offset by increased cash and accounts receivable.

	Six Months Ended September 30,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$286,168	$171,711
Net cash used in investing activities	(28,504)	(1,114,355)
Net cash (used in) provided by financing activities	(227,793)	988,137

Operating Cash Flows – Cash flows from operating activities during the six months ended September 30, 2020 was primarily impacted by improved profitability and lower cash transaction costs for the Infiltrator Water Technologies acquisition.

Investing Cash Flows - Capital expenditures during the six months ended September 30, 2020 increased by $3.3 million compared to the same period in fiscal 2020. The net cash used in investing activities were primarily due to the acquisition of Infiltrator Water Technologies in fiscal 2020. Our capital expenditures for the six months ended September 30, 2020 were used primarily for new equipment and operational efficiency and productivity projects.

Capital expenditures totaled $29.0 million and $25.6 million for the six months ended September 30, 2020 and 2019, respectively. Infiltrator Water Technologies capital expenditures for the six months ended September 30, 2020 was $18.0 million of our total capital expenditures. Our capital expenditures for the six months ended September 30, 2020 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.

We currently anticipate that we will make capital expenditures of approximately $80 to $90 million in fiscal year 2021. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2020, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Cash Flows - During the six months ended September 30, 2020, cash used in financing activities included the repayment of $103.5 million on the Term Loan Facility, the repayment of $100.0 million on the Revolving Credit Facility, quarterly dividend payments of $15.4 million and payments on our finance lease obligations of $12.2 million.

Advanced Drainage Systems, Inc.

During the six months ended September 30, 2019, cash provided by financing activities was $988.1 million due to the new Term Loan Facility, Senior Notes and common stock offering. These cash inflows were offset by the repayment of the Company’s Second Amended and Restated Credit Agreement (the “PNC Credit Agreement”) and Prudential Senior Notes, the special and quarterly dividend payments of $76.3 million and payments on our finance lease obligations of $12.3 million. The table below summarizes the cash flows from the Acquisition, and the related debt and equity transactions:

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

Cash held by Foreign Subsidiaries - As of September 30, 2020, we had $14.8 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

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

Advanced Drainage Systems, Inc.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss) attributable to ADS	$80,236	$7,589	$150,702	$(218,767)
ESOP special dividend compensation	—	—	—	246,752
ESOP deferred stock-based compensation	9,130	5,486	15,993	11,070

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(Shares in millions)		(Shares in millions)
Weighted average common shares outstanding	69.8	60.2	69.6	58.9
Conversion of redeemable convertible shares	16.3	17.2	16.4	17.3

Financing Transactions

New Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of September 30, 2020, the outstanding principal drawn on Term Loan Facility was $544.8 million and the no outstanding principal on the Revolving Credit Facility. The Company had $339.0 million available to be drawn on the Revolving Credit Facility, net of $11.0 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of September 30, 2020 and March 31, 2020, there were no borrowings under the Intercompany Note.

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

Covenant Compliance - The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Revolving Facility exceeds $122.5 million at the end of any fiscal quarter, the Company to maintain a consolidated senior secured net leverage ratio (commencing with the fiscal quarter ending March 31, 2020) not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.

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

For further information, see “Note 11. Debt” to the Consolidated Financial Statements in our Fiscal 2020 Form 10-K. We are in compliance with our debt covenants as of September 30, 2020.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 10. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2020, our South American Joint Venture had approximately $10.1 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

•	uncertainties surrounding the integration of acquisitions and similar transactions, including the acquisition and integration of Infiltrator Water Technologies;
•	our ability to realize the anticipated benefits from the acquisition of Infiltrator Water Technologies;
•	risks that the acquisition of Infiltrator Water Technologies and related transactions may involve unexpected costs, liabilities or delays;
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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except as disclosed below.

Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $5.4 million based on our borrowings as of September 30, 2020. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $9.9 million, for the twelve months ended September 30, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in our Fiscal 2020 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon the material weakness identified as of March 31, 2020. See “Item 9A - Controls and Procedures” in our Fiscal 2019 Form 10-K. Our CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2019 Form 10-K was still present as of September 30, 2020 (the “Evaluation Date”). Based on the material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended September 30, 2020. As of September 30, 2020, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

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

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer