Form 10-Q
period 2020-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2021-02-04
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 29, 2021, the registrant had 70,877,367 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of January 29, 2021, 383,207 shares of unvested restricted common stock were outstanding and 19,957,962 shares of ESOP, preferred stock, convertible into 15,351,664 shares of common stock, were outstanding. As of January 29, 2021, 86,612,238 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash	$223,996	$174,233
Receivables (less allowance for doubtful accounts of $6,206 and $5,035, respectively)	188,744	200,028
Inventories	238,860	282,398
Other current assets	11,934	9,552
Total current assets	663,534	666,211
Property, plant and equipment, net	496,052	481,380
Other assets:
Goodwill	598,957	597,819
Intangible assets, net	501,812	555,338
Other assets	82,081	69,140
Total assets	$2,342,436	$2,369,888
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,000	$7,955
Current maturities of finance lease obligations	18,957	20,382
Accounts payable	108,368	106,710
Other accrued liabilities	119,956	101,116
Accrued income taxes	23,278	2,050
Total current liabilities	277,559	238,213
Long-term debt obligations (less unamortized debt issuance costs of $2,126 and $2,419, respectively)	783,874	1,089,368
Long-term finance lease obligations	34,007	44,501
Deferred tax liabilities	167,645	175,616
Other liabilities	52,453	37,608
Total liabilities	1,315,538	1,585,306
Commitments and contingencies (see Note 12)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 20,439 and 21,562 shares outstanding, respectively	255,491	269,529
Deferred compensation – unearned ESOP shares	(13,952)	(22,432)
Total mezzanine equity	241,539	247,097
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 70,989 and 69,810 shares issued, respectively; 70,488 and 69,319 shares outstanding, respectively	11,567	11,555
Paid-in capital	882,843	827,573
Common stock in treasury, at cost	(10,949)	(10,461)
Accumulated other comprehensive loss	(24,353)	(35,325)
Retained deficit	(86,903)	(267,619)
Total ADS stockholders’ equity	772,205	525,723
Noncontrolling interest in subsidiaries	13,154	11,762
Total stockholders’ equity	785,359	537,485
Total liabilities, mezzanine equity and stockholders’ equity	$2,342,436	$2,369,888

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$486,145	$393,424	$1,538,971	$1,303,037
Cost of goods sold	317,640	270,066	976,106	926,703
Cost of goods sold - ESOP special dividend compensation	—	—	—	168,610
Gross profit	168,505	123,358	562,865	207,724
Operating expenses:
Selling	30,537	29,967	89,283	86,303
General and administrative	36,069	37,023	104,800	116,486
Selling, general and administrative - ESOP special dividend compensation	—	—	—	78,142
Loss on disposal of assets and costs from exit and disposal activities	980	1,755	3,254	4,466
Intangible amortization	17,956	13,593	53,893	24,435
Income (loss) from operations	82,963	41,020	311,635	(102,108)
Other expense:
Interest expense	8,433	13,191	27,763	70,787
Derivative (loss) gains and other (expense) income, net	(165)	39	(883)	118
Income (loss) before income taxes	74,695	27,790	284,755	(173,013)
Income tax expense	20,264	4,032	79,291	22,855
Equity in net loss (income) of unconsolidated affiliates	390	99	150	(538)
Net income (loss)	54,041	23,659	205,314	(195,330)
Less: net income attributable to noncontrolling interest	267	371	838	149
Net income (loss) attributable to ADS	53,774	23,288	204,476	(195,479)
Weighted average common shares outstanding:
Basic	70,450	68,508	69,893	62,119
Diluted	71,586	69,298	70,853	62,119
Net income (loss) per share:
Basic	$0.63	$0.28	$2.42	$(3.31)
Diluted	$0.62	$0.28	$2.38	$(3.31)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$54,041	$23,659	$205,314	$(195,330)
Currency translation gain	7,440	2,062	12,996	1,316
Comprehensive income (loss)	61,481	25,721	218,310	(194,014)
Less: other comprehensive income attributable to noncontrolling interest	1,367	604	2,024	418
Less: net income attributable to noncontrolling interest	267	371	838	149
Total comprehensive income (loss) attributable to ADS	$59,847	$24,746	$215,448	$(194,581)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$205,314	$(195,330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,321	74,432
Deferred income taxes	(8,032)	(1,098)
Loss on disposal of assets and costs from exit and disposal activities	3,254	4,466
ESOP and stock-based compensation	45,413	27,365
ESOP special dividend compensation	—	246,752
Amortization of deferred financing charges	293	34,380
Inventory step up related to Infiltrator Water Technologies acquisition	—	7,880
Fair market value adjustments to derivatives	(2,537)	903
Equity in net income (loss) of unconsolidated affiliates	150	(538)
Other operating activities	6,162	(6,013)
Changes in working capital:
Receivables	12,502	50,865
Inventories	46,809	43,317
Prepaid expenses and other current assets	(2,288)	(1,417)
Accounts payable, accrued expenses, and other liabilities	34,415	10,354
Net cash provided by operating activities	448,776	296,318
Cash Flows from Investing Activities
Capital expenditures	(57,675)	(46,293)
Acquisition of Infiltrator Water Technologies, net of cash acquired	—	(1,089,322)
Other investing activities	516	(247)
Net cash used in investing activities	(57,159)	(1,135,862)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	—	1,300,000
Payments on Term Loan Facility	—	(1,300,000)
Proceeds from syndication of Term Loan Facility	—	700,000
Payments on syndicated Term Loan Facility	(205,250)	(50,000)
Proceeds from Senior Notes	—	350,000
Proceeds from Revolving Credit Agreement	—	177,900
Payments on Revolving Credit Agreement	(100,000)	(177,900)
Debt issuance costs	—	(34,606)
Proceeds from PNC Credit Agreement	—	253,900
Payments on PNC Credit Agreement	—	(388,300)
Payments on Prudential Senior Notes	—	(100,000)
Payments on finance lease obligations	(15,859)	(18,424)
Proceeds from common stock offering, net of offering costs	—	293,648
Cash dividends paid	(24,507)	(83,846)
Proceeds from exercise of stock options	3,989	6,280
Other financing activities	(1,489)	(236)
Net cash (used in) provided by financing activities	(343,116)	928,416
Effect of exchange rate changes on cash	1,262	549
Net change in cash	49,763	89,421
Cash at beginning of period	174,233	8,891
Cash at end of period	$223,996	$98,312
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$64,344	$9,450
Cash paid for interest	25,305	23,992
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	4,299	3,238
Balance in accounts payable for the acquisition of property, plant and equipment	3,443	4,129

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at October 1, 2019	68,746	$11,545	$800,947	484	$(10,162)	$(26,427)	$(277,725)	$498,178	$13,578	$511,756	22,383	$279,785	2,312	$(28,565)	$251,220
Net income	—	—	—	—	—	—	23,288	23,288	371	23,659	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,458	—	1,458	604	2,062	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,335)	(1,335)	—	(1,335)	—	—	—	—	—
Common stock dividends ($.09 per share)	—	—	—	—	—	—	(6,214)	(6,214)	—	(6,214)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,317	—	—	—	—	4,317	—	4,317	—	—	(248)	3,094	3,094
Exercise of common stock options	273	2	3,850	—	—	—	—	3,852	—	3,852	—	—	—	—	—
Restricted stock awards	2	—	—	1	(38)	—	—	(38)	—	(38)	—	—	—	—	—
Stock-based compensation expense	—	—	3,872	—	—	—	—	3,872	—	3,872	—	—	—	—	—
ESOP distribution in common stock	239	2	3,887	—	—	—	—	3,889	—	3,889	(311)	(3,889)	—	—	(3,889)
Other	—	—	155	—	—	—	—	155	—	155	—	—	—	—	—
Balance at December 31, 2019	69,260	$11,549	$817,028	485	$(10,200)	$(24,969)	$(261,986)	$531,422	$14,553	$545,975	22,072	$275,896	2,064	$(25,471)	$250,425
Balance at April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313	22,611	$282,638	14,452	$(180,316)	$102,322
Net loss	—	—	—	—	—	—	(195,479)	(195,479)	149	(195,330)	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	898	—	898	418	1,316	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(9,530)	(9,530)	—	(9,530)	—	—	—	—	—
Common stock dividends ($1.27 per share)	—	—	—	—	—	—	(74,559)	(74,559)	—	(74,559)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	9,199	—	—	—	—	9,199	—	9,199	—	—	(743)	9,282	9,282
'ESOP special dividend compensation			101,189					101,189		101,189			(11,645)	145,563	145,563
Exercise of common stock options	441	4	6,280	7	(207)	—	—	6,077	—	6,077	—	—	—	—	—
Restricted stock awards	90	1	—	4	(130)	—	—	(129)	—	(129)	—	—	—	—	—
Stock-based compensation expense	—	—	8,884	—	—	—	—	8,884	—	8,884	—	—	—	—	—
ESOP distribution in common stock	415	4	6,738	—	—	—	—	6,742	—	6,742	(539)	(6,742)	—	—	(6,742)
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648	—	—	—	—	—
Other	—	—	155	—	—	—	—	155	—	155	—	—	—	—	—
Balance at December 31, 2019	69,260	11,549	817,028	485	(10,200)	(24,969)	(261,986)	531,422	14,553	545,975	22,072	$275,896	2,064	$(25,471)	$250,425

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at October 1, 2020	70,502	$11,562	$859,254	500	$(10,859)	$(30,426)	$(133,011)	$696,520	$12,990	$709,510	21,030	$262,872	1,398	$(16,779)	$246,093
Net income	—	—	—	—	—	—	53,774	53,774	267	54,041	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	6,073	—	6,073	1,367	7,440	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,288)	(1,288)	—	(1,288)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,378)	(6,378)	—	(6,378)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)
Allocation of ESOP shares to participants for compensation	—	—	10,686	—	—	—	—	10,686	—	10,686	—	—	(226)	2,827	2,827
Exercise of common stock options	29	—	714	—	—	—	—	714	—	714	—	—	—	—	—
Restricted stock awards	4	—	—	1	(90)	—	—	(90)	—	(90)	—	—	—	—	—
Stock-based compensation expense	—	—	4,813	—	—	—	—	4,813	—	4,813	—	—	—	—	—
ESOP distribution in common stock	454	5	7,376	—	—	—	—	7,381	—	7,381	(591)	(7,381)	—	—	(7,381)
Balance at December 31, 2020	70,989	$11,567	$882,843	501	$(10,949)	$(24,353)	$(86,903)	$772,205	$13,154	$785,359	20,439	255,491	1,172	(13,952)	$241,539
Balance at April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	204,476	204,476	838	205,314	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	10,972	—	10,972	2,024	12,996	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(3,983)	(3,983)	—	(3,983)	—	—	—	—	—
Common stock dividends ($0.27 per share)	—	—	—	—	—	—	(18,998)	(18,998)	—	(18,998)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)
Allocation of ESOP shares to participants for compensation	—	—	21,026	—	—	—	—	21,026	—	21,026	—	—	(678)	8,480	8,480
Exercise of common stock options	181	2	3,989	—	—	—	—	3,991	—	3,991	—	—	—	—	—
Restricted stock awards	134	1	—	10	(488)	—	—	(487)	—	(487)	—	—	—	—	—
Stock-based compensation expense	—	—	15,908	—	—	—	—	15,908	—	15,908	—	—	—	—	—
ESOP distribution in common stock	864	9	14,029	—	—	—	—	14,038	—	14,038	(1,123)	(14,038)	—	—	(14,038)
Other	—	—	318	—	—	—	—	318	—	318	—	—	—	—	—
Balance at December 31, 2020	70,989	$11,567	$882,843	501	$(10,949)	$(24,353)	$(86,903)	$772,205	$13,154	$785,359	20,439	$255,491	1,172	$(13,952)	$241,539

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2020 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2020 (“Fiscal 2020 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2020 and the results of operations for the three and nine months ended December 31, 2020 and cash flows for the nine months ended December 31, 2020. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2020 Form 10-K.

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

Advanced Drainage Systems, Inc.

Recent Accounting Guidance Not Yet Adopted

Standard	Description	Effective Date	Effect on financial statements or other significant matters
ASU 2020-06, FASB Simplifies Issuer’s Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity

In August 2020, the FASB issued an ASU which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Headcount reduction	$300	$—	$1,901	$—
Total 2021 Restructuring Plan activities	$300	$—	$1,901	$—
Loss on other disposals and partial disposals of property, plant and equipment	680	894	1,353	2,045
Acquisition related severance and other costs	—	861	—	2,421
Total loss on disposal of assets and costs from exit and disposal activities	$980	$1,755	$3,254	$4,466

The restructuring activities are classified as operating expenses and not allocated to a segment.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2021 and 2018 Restructuring Plans as of the December 31, 2020 and 2019 is as follows:

	Nine Months Ended December 31,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$574	$1,696
Expenses	1,901	—
Payments	(1,501)	(1,008)
Balance at the end of the period	$974	$688

As of December 31, 2020, the Company had $0.1 million of long-term severance liability related to the restructuring activities recorded in other liabilities in the Condensed Consolidated Balance Sheet. The current portion of the restructuring liability is recorded in Other accrued liabilities in the Condensed Consolidated Balance Sheet.
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

The purchase price excludes transaction costs. During the fiscal year ended March 31, 2020, the Company incurred $22.9 million of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. The Company did not incur any transaction costs during the three and nine months ended December 31, 2020. For tax purposes, $7.1 million of transaction costs are not deductible. These costs are included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income.

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

(Amounts in thousands)	Fair value	Estimated useful lives
Customer relationships	$360,000	20 years
Patents and developed technology	150,000	10 years
Tradename and trademarks	65,000	20 years
Total identifiable intangible assets	$575,000

The unaudited pro forma information for the three and nine months ended December 31, 2019 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments

Advanced Drainage Systems, Inc.

include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator Water Technologies and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator Water Technologies. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	December 31, 2019	December 31, 2019
Net sales	$393,424	$1,389,440
Net income (loss) attributable to ADS	24,630	(146,147)

4.	REVENUE RECOGNITION

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	December 31, 2020	March 31, 2020
	(In thousands)
Contract asset - product returns	$874	$594
Refund liability	2,340	1,458

5.	LEASES

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

6.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	December 31, 2020	March 31, 2020
	(In thousands)
Raw materials	$63,569	$66,524
Finished goods	175,291	215,874
Total inventories	$238,860	$282,398

There were no work-in-process inventories as of the periods presented.

7.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$535	$—	$535	$—
Total assets at fair value on a recurring basis	$535	$—	$535	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$188	$—	$188	$—
Total liabilities at fair value on a recurring basis	$188	$—	$188	$—

Advanced Drainage Systems, Inc.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$36	$—	$36	$—
Total assets at fair value on a recurring basis	$36	$—	$36	$—
Liabilities:
Derivative liabilities - diesel fuel contracts	$2,228	$—	$2,228	$—
Total liabilities at fair value on a recurring basis	$2,228	$—	$2,228	$—

For the nine months ended December 31, 2020 and 2019, there were no transfers in or out of Levels 1, 2 or 3.

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

	December 31, 2020		March 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)		(In thousands)
Senior Notes	$370,010	$350,000	$314,951	$350,000

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

The Company uses commodity options in the form of collars and swaps and has previously used interest rate swaps and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Interest rate swap gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in the Condensed Consolidated Statements of Operations in Interest expense. Contract settlement gains and losses for collars, commodity swaps and foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

Advanced Drainage Systems, Inc.

The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Diesel fuel option collars	$(1,082)	$(93)	$(2,537)	$(17)
Interest rate swaps	—	—	—	1,726
Foreign exchange forward contracts	—	—	—	(7)
Total net unrealized mark-to-market (gains) loss	$(1,082)	$(93)	$(2,537)	$1,702
Diesel fuel option collars	261	—	1,578	157
Foreign exchange forward contracts	—	—	—	102
Interest rate swaps	—	—	—	544
Total net realized loss	$261	$—	$1,578	$803

A summary of the fair value of derivatives is included in “Note 7. Fair Value Measurement.”
9.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2020	2019	2020	2019
NET INCOME PER SHARE—BASIC:
Net income (loss) attributable to ADS	$53,774	$23,288	$204,476	$(195,479)
Adjustments for:
Dividends to redeemable convertible preferred stockholders	(1,288)	(1,334)	(3,983)	(9,530)
Dividends paid to unvested restricted stockholders	—	(3)	(2)	(335)
Net income (loss) available to common stockholders and participating securities	52,486	21,951	200,491	(205,344)
Undistributed income allocated to participating securities	(7,798)	(2,822)	(31,699)	—
Net income (loss) available to common stockholders – Basic	$44,688	$19,129	$168,792	$(205,344)
Weighted average number of common shares outstanding – Basic	70,450	68,508	69,893	62,119
Net income (loss) per common share – Basic	$0.63	$0.28	$2.42	$(3.31)
NET INCOME PER SHARE—DILUTED:
Net income (loss) available to common stockholders – Diluted	$44,688	$19,129	$168,792	$(205,344)
Weighted average number of common shares outstanding – Basic	70,450	68,508	69,893	62,119
Assumed exercise of stock options	886	641	745	—
Restricted stock	250	149	215	—
Weighted average number of common shares outstanding – Diluted	71,586	69,298	70,853	62,119
Net income (loss) per common share – Diluted	$0.62	$0.28	$2.38	$(3.31)
Potentially dilutive securities excluded as anti-dilutive	14,347	14,915	14,807	14,084

Special Dividend and the Employees Stock Ownership Plan (“ESOP”) - During the three months ended June 30, 2019, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09 per share. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP special dividend compensation and Selling, general and administrative expenses - ESOP special dividend compensation on the Company’s Condensed Consolidated Statements of Operations. The Company’s ESOP is further described in “Note 16. Employee Benefit Plans” to the Company’s audited financial statements included in the Fiscal 2020 Form 10-K.
10.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS

Advanced Drainage Systems, Inc.

owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of December 31, 2020 and March 31, 2020, there were no borrowings outstanding under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. The Company has concluded that it is appropriate to account for this investment using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Condensed Consolidated Statements of Operations under Equity in net loss (income) of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Condensed Consolidated Balance Sheets. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The debt guarantee was renewed in the nine months ended December 31, 2020. The Company’s maximum potential obligation under this guarantee is $11.0 million as of December 31, 2020. The maximum borrowings permitted under the South American Joint Venture’s credit arrangement are $22.0 million. This credit arrangement allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw. The guarantee of the South American Joint Venture’s debt expires on December 31, 2023. ADS does not anticipate any required contributions related to the balance of this credit arrangment. As of December 31, 2020 and March 31, 2020, the outstanding principal balances of the credit arrangement including letters of credit were $10.1 million and $9.3 million, respectively. As of December 31, 2020, there were no U.S. dollar denominated loans. The weighted average interest rate as of December 31, 2020 was 3.5% on Chilean peso denominated loans.

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

The following tables summarizes the purchases by ADS from related parties and sales by ADS to related parties for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Purchases from South American Joint Venture	$212	$76	$480	$584
Sales to South American Joint Venture	134	373	413	767
Purchases from Tigre USA	499	440	1,534	1,611

Advanced Drainage Systems, Inc.

11.	DEBT

Long-term debt as of the periods presented consisted of the following:

	December 31, 2020	March 31, 2020
	(In thousands)
Term Loan Facility	$443,000	$648,250
Senior Notes	350,000	350,000
Revolving Credit Facility	—	100,000
Equipment financing	—	1,492
Total	793,000	1,099,742
Unamortized debt issuance costs	(2,126)	(2,419)
Current maturities	(7,000)	(7,955)
Long-term debt obligation	$783,874	$1,089,368

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

During the nine months ended December 31, 2020, the Company repaid $205.3 million of the Term Loan Facility and repaid $100.0 million of the Revolving Credit Facility. Letters of credit outstanding at December 31, 2020 and March 31, 2020 amount to $11.0 million and $8.5 million, respectively, and reduced the availability of the Revolving Credit Facility.

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

Purchase Commitments – The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of December 31, 2020.

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

Advanced Drainage Systems, Inc.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2020 and 2019, the Company utilized an effective tax rate of 27.1% and 14.5%, respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”) increased the effective rate for the three months ended December 31, 2020 and 2019. Discrete income tax benefits related to the release of tax reserves due to the lapse of statute of limitations decreased the rate for the three months ended December 31, 2019.

For the nine months ended December 31, 2020 and 2019, the Company utilized an effective tax rate of 27.8% and (13.2%), respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s ESOP increased the effective rate for the nine months ended December 31, 2020 and 2019. The special dividend paid on June 14, 2019 and the transaction costs related to the Acquisition resulted in large pre-tax losses for the nine months ended December 31, 2019, that did not occur in the comparison period. The effective tax rate for the nine months ended December 31, 2019 differed from the federal statutory rate primarily due to a $60.7 million discrete income tax expense. This discrete event related to the 11.6 million shares allocated from the ESOP as a result of the special dividend and the Company recognizing approximately $246.8 million in additional stock-based compensation expense.  Of the total stock-based compensation expense and dividends paid, approximately $242.9 million related to non-deductible stock appreciation and deductible dividends. This discrete event reduced the effective tax rate by 35.1%. Additionally, the Company recognized tax expense of approximately $1.8 million related to nondeductible transaction costs related to the acquisition of Infiltrator Water Technologies.

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

14.	STOCK-BASED COMPENSATION

Advanced Drainage Systems, Inc.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Component of income before income taxes:
Cost of goods sold	$510	$319	$1,476	$620
Selling expenses	265	49	756	284
General and administrative expenses	4,038	3,504	13,676	7,980
Total stock-based compensation expense	$4,813	$3,872	$15,908	$8,884

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Stock-based compensation expense:
Equity-classified Stock Options	$623	$701	$2,254	$1,952
Restricted Stock	1,214	1,075	3,975	2,674
Performance Units	2,622	1,776	8,676	3,349
Non-Employee Directors	354	320	1,003	909
Total stock-based compensation expense	$4,813	$3,872	$15,908	$8,884

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

Restricted Stock - During the three and nine months ended December 31, 2020, the Company granted 0.1 million shares and 0.1 million shares of restricted stock with a grant date fair value of $0.1 million and $5.8 million, respectively.

Performance Units –During the three and nine months ended December 31, 2020, the Company granted 0.1 million shares and 0.1 million shares at a grant date fair value of $0.1 million and $5.3 million, respectively.

Options - During the three and nine months ended December 31, 2020, the Company granted less than 0.1 million and 0.3 million nonqualified stock options under the 2017 Incentive Plan. The grant date fair value of the nonqualified stock options was $0.1 million and $3.4 million, respectively. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the periods presented:

Advanced Drainage Systems, Inc.

Nine Months Ended December 31, 2020
Common stock price	$41.97 - $71.55
Expected stock price volatility	35.5% - 36.3%
Risk-free interest rate	0.4% - 0.6%
Weighted-average expected option life (years)	6.0
Dividend yield	0.5% - 0.9%

15.	BUSINESS SEGMENTS INFORMATION

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

Allied Products & Other –Allied Products and Other manufactures and markets products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, and FleXstorm. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the United States. The Company also sells through a broad variety of buying groups and co-ops in the United States. The Company aggregates operating segments within the Allied Products & Other segment disclosure. None of the operating segments within the Allied Products & Other businesses segment disclosure exceeds the quantitative thresholds for separate segment reporting.

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2020			December 31, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$254,209	$(1,311)	$252,898	$207,897	$(342)	$207,555
Infiltrator Water Technologies	98,409	(17,188)	81,221	72,083	(13,549)	58,534
International
International - Pipe	33,729	(2,970)	30,759	28,340	—	28,340
International - Allied Products & Other	11,648	—	11,648	10,114	—	10,114
Total International	45,377	(2,970)	42,407	38,454	—	38,454
Allied Products & Other	109,619	—	109,619	88,881	—	88,881
Intersegment Eliminations	(21,469)	21,469	—	(13,891)	13,891	—
Total Consolidated	$486,145	$—	$486,145	$393,424	$—	$393,424

	Nine Months Ended
	December 31, 2020			December 31, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$819,994	$(4,793)	$815,201	$751,483	$(684)	$750,799
Infiltrator Water Technologies	306,548	(53,948)	252,600	136,972	(25,738)	111,234
International
International - Pipe	96,271	(3,866)	92,405	92,242	—	92,242
International - Allied Products & Other	34,233	—	34,233	33,330	—	33,330
Total International	130,504	(3,866)	126,638	125,572	—	125,572
Allied Products & Other	344,532	—	344,532	315,432	—	315,432
Intersegment Eliminations	(62,607)	62,607	—	(26,422)	26,422	—
Total Consolidated	$1,538,971	$—	$1,538,971	$1,303,037	$—	$1,303,037

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Segment adjusted gross profit
Pipe	$78,651	$61,025	$269,746	$192,764
Infiltrator Water Technologies	48,518	34,735	149,551	64,879
International	12,986	9,066	38,976	29,134
Allied Products & Other	55,158	42,818	176,006	157,626
Intersegment Eliminations	(932)	(881)	(918)	(1,859)
Total	$194,381	$146,763	$633,361	$442,544
Depreciation and amortization
Pipe	$11,298	$11,522	$34,201	$34,626
Infiltrator Water Technologies	3,132	2,563	9,270	4,422
International	1,402	1,462	4,002	4,559
Allied Products & Other(a)	19,930	15,625	59,848	30,825
Total	$35,762	$31,172	$107,321	$74,432
Capital expenditures
Pipe	$4,095	$7,790	$12,237	$24,147
Infiltrator Water Technologies	22,651	12,499	40,630	16,382
International	556	191	1,303	2,068
Allied Products & Other(a)	1,414	191	3,505	3,696
Total	$28,716	$20,671	$57,675	$46,293
(a)

Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator Water Technologies intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$168,505	$123,358	$562,865	$207,724
Depreciation and amortization	16,432	16,025	49,318	45,417
ESOP and stock-based compensation expense	9,444	5,273	20,981	12,913
ESOP special dividend compensation	—	—	—	168,610
COVID-19 related costs(a)	—	—	197	—
Inventory step up related to Infiltrator Water Technologies acquisition	—	2,107	—	7,880
Total Segment Adjusted Gross Profit	$194,381	$146,763	$633,361	$442,544

(a)	Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third-party crisis management vendor.

Advanced Drainage Systems, Inc.

16.	SUBSEQUENT EVENTS

Common Stock Dividend - During the fourth quarter of fiscal 2021, the Company declared a quarterly cash dividend of $0.09 per share of common stock. The dividend is payable on March 15, 2021 to stockholders of record at the close of business on March 1, 2021.

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

Executive Summary

Third Quarter Fiscal 2021 Results

•	Net sales increased 23.6% to $486.1 million
•	Net income increased 128.4% to $54.0 million
•	Adjusted EBITDA, a non-GAAP measure, increased 52.1% to $138.9 million

Net sales increased $92.7 million, or 23.6%, to $486.1 million, as compared to $393.4 million in the prior year. Domestic pipe sales increased $46.3 million, or 22.3%, to $254.2 million. Domestic allied products & other sales increased $20.7 million, or 23.3%, to $109.6 million. Infiltrator Water Technologies sales increased $26.3 million, or 36.5%, to $98.4 million. These increases were driven by sales growth in both the U.S. construction and agriculture end markets.

Advanced Drainage Systems, Inc.

Gross profit increased $45.1 million, or 36.6%, to $168.5 million as compared to $123.4 million in the prior year. The increase is primarily due an increase in sales volume of both pipe and allied products, favorable pricing and material cost and operational improvements offsetting inflationary costs.

Adjusted EBITDA, a non-GAAP measure, increased $47.5 million, or 52.1%, to $138.9 million, as compared to $91.3 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 28.6% as compared to 23.2% in the prior year.

Year-to-Date Fiscal 2021 Results

•	Net sales increased 18.1% to $1.5 billion
•	Net income increased to $205.3 million, compared to a net loss of $195.3 million in the prior year
•	Adjusted EBITDA, a non-GAAP measure, increased 63.0% to $472.4 million
•	Cash provided by operating activities increased 51.5% to $448.8 million
•	Free cash flow, a non-GAAP measure, increased 56.4% to $391.1 million

Net sales increased $235.9 million, or 18.1%, to $1.539 billion, as compared to $1.303 billion in the prior year. Domestic pipe sales increased $68.5 million, or 9.1%, to $820.0 million. Domestic allied products & other sales increased $29.1 million, or 9.2%, to $344.5 million. These increases were driven by growth in both the U.S. construction and agriculture end markets. Infiltrator Water Technologies sales increased $169.6 million, or 123.8%, to $306.5 million, as compared to $137.0 million in the prior year.

Gross profit increased $355.1 million to $562.9 million as compared to $207.7 million in the prior year. The prior year gross profit includes $168.6 million of ESOP special dividend compensation expense. In addition, the year-to-date gross profit includes an incremental benefit from a full year of results from the Infiltrator Water Technologies business, as compared to five months of results in the prior year due to the timing of the acquisition. The remaining increase in gross profit is favorable material cost, increases in both pipe and allied product sales and an increase in operational efficiency.

Adjusted EBITDA, a non-GAAP measure, increased $182.6 million, or 63.0%, to $472.4 million, as compared to $289.8 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 30.7% as compared to 22.2% in the prior year.

Advanced Drainage Systems, Inc.

Results of Operations

Comparison of the Three Months ended December 31, 2020 to the Three Months ended December 30, 2019

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended December 31,
	2020		2019
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$486,145	100.0%	$393,424	100.0%
Cost of goods sold	317,640	65.3	270,066	68.6
Gross profit	168,505	34.7	123,358	31.4
Selling expenses	30,537	6.3	29,967	7.6
General and administrative expenses	36,069	7.4	37,023	9.4
Loss on disposal of assets and costs from exit and disposal activities	980	0.2	1,755	0.4
Intangible amortization	17,956	3.7	13,593	3.5
Income (loss) from operations	82,963	17.1	41,020	10.4
Interest expense	8,433	1.7	13,191	3.4
Derivative (loss) gains and other (expense) income, net	(165)	—	39	—
Income (loss) before income taxes	74,695	15.4	27,790	7.1
Income tax expense	20,264	4.2	4,032	1.0
Equity in net loss (income) of unconsolidated affiliates	390	0.1	99	—
Net income (loss)	54,041	11.1	23,659	6.0
Less: net income attributable to noncontrolling interest	267	0.1	371	0.1
Net income (loss) attributable to ADS	$53,774	11.1%	$23,288	5.9%

Net sales - Net sales increased by $92.7 million, or 23.6%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.

	Three Months Ended
	December 31, 2020			December 31, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$254,209	$(1,311)	$252,898	$207,897	$(342)	$207,555
Infiltrator Water Technologies	98,409	(17,188)	81,221	72,083	(13,549)	58,534
International
International - Pipe	33,729	(2,970)	30,759	28,340	—	28,340
International - Allied Products & Other	11,648	—	11,648	10,114	—	10,114
Total International	45,377	(2,970)	42,407	38,454	—	38,454
Allied Products & Other	109,619	—	109,619	88,881	—	88,881
Intersegment Eliminations	(21,469)	21,469	—	(13,891)	13,891	—
Total Consolidated	$486,145	$—	$486,145	$393,424	$—	$393,424
•

Pipe net sales to all customers for the three months ended December 31, 2020 increased by $46.3 million, or 22.3%, compared to the three months ended December 31, 2019. The increase was due to an increase in pipe volume resulting in a $40.6 million increase in sales and a $3.7 million increase as a result of price and product mix.

Advanced Drainage Systems, Inc.

•

Infiltrator Water Technologies net sales to all customers increased $26.3 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The increase was primarily due to increased sales volume.

•

International net sales for the three months ended December 31, 2020 increased by $6.9 million, or 18.0%, compared to the three months ended December 31, 2019. The increase was primarily attributable to a $5.4 million increase in International Pipe Sales and a $1.5 million increase in International Allied Product sales.

•

Allied Products & Other net sales for the three months ended December 31, 2020 increased by $20.7 million, or 23.3%, compared to the three months ended December 31, 2019. The increase was due to price and product mix and an increase in sales volume.

Cost of goods sold and Gross profit - Cost of goods sold increased by $47.6 million, or 17.6%, and gross profit increased by $45.1 million, or 36.6%, in the three months ended December 31, 2020 over the comparable period in the previous year. Gross profit excluding Infiltrator Water Technologies, referred to as Legacy ADS gross profit, a Non-GAAP measure, increased 31.8%.

	For the Three Months Ended December 31,
	2020	2019	$ Variance	% Variance
Gross profit data:	(In thousands)
Pipe	$58,679	$44,651	$14,028	31.4%
International	11,581	7,599	3,982	52.4
Allied Products & Other	53,913	41,983	11,930	28.4
Legacy ADS gross profit	124,173	94,233	29,940	31.8
Infiltrator Water Technologies	45,264	30,006	15,258	50.8
Intersegment eliminations	(932)	(881)	(51)	5.8
Total gross profit	$168,505	$123,358	$45,147	36.6%
•	Pipe gross profit increased primarily due to lower costs in material, labor and overhead. The increase was also attributable to the increase in volume sold discussed above.
•	Infiltrator Water Technologies gross profit increased due to the increased sales volume discussed above.
•	International gross profit increased primarily due to the increased sales discussed above and lower costs of materials.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Operating expenses

	Three Months Ended December 31,
	2020	2019
Selling expenses	6.3%	7.6%
General and administrative expenses	7.4%	9.4%
Selling, general and administrative expenses	13.7%	17.0%

Selling expenses - As a percentage of net sales, selling expenses decreased to 6.3% in the three months ended December 31, 2020 compared to 7.6% in the three months ended December 31, 2019. The decrease as a percentage of net sales is the result of the Company’s cost mitigation steps.

General and administrative expenses - General and administrative expenses for the three months ended December 31, 2020 decreased $1.0 million from the prior year period. The decrease was primarily due to a $1.7 million decrease in transaction costs due to the Infiltrator Water Technologies acquisition.

Advanced Drainage Systems, Inc.

Loss on disposal of assets and costs from exit and disposal activities - The decrease in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals in fiscal 2020. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization - Intangible amortization increased $4.4 million due to an increase in the Acquisition related identifiable intangible assets recorded in the fourth quarter of fiscal 2020 as we finalized the purchase price allocation.

Interest expense - Interest expense decreased $4.8 million in the three months ended December 31, 2020 compared to the same period in the previous fiscal year. The decrease was primarily due to decreased debt levels.

Derivative (loss) gain and other (expense) income, net - Derivative (loss) gains and other (expense) income decreased by $0.2 million for the three months ended December 31, 2020 compared to the same period in the previous fiscal year.

Income tax expense - The following table presents the effective tax rates for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
Effective tax rate	27.1%	14.5%

The change in the effective tax rate was primarily due to a discrete income tax event related to the release of tax reserves. See “Note 13. Income Taxes” for additional information.

Equity in net loss (income) of unconsolidated affiliates - Equity in net loss (income) of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates increased for the three months ended December 31, 2020 as compared to the same period in the previous fiscal year due to an increase in the current period loss at our South American Joint Venture.

Net income (loss) attributable to noncontrolling interest - Net income (loss) attributable to noncontrolling interest decreased for three months ended December 31, 2020 due to an increase in net income at our ADS Mexicana joint venture.

Advanced Drainage Systems, Inc.

Comparison of the Nine Months ended December 31, 2020 to the Nine Months ended December 31, 2019

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Nine Months Ended December 31,
	2020		2019
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$1,538,971	100.0%	$1,303,037	100.0%
Cost of goods sold	976,106	63.4	926,703	71.1
Cost of goods sold - ESOP special dividend compensation	—	—	168,610	12.9
Gross profit	562,865	36.6	207,724	15.9
Selling	89,283	5.8	86,303	6.6
General and administrative	104,800	6.8	116,486	8.9
Selling, general and administrative - ESOP special dividend compensation	—	—	78,142	6.0
Loss on disposal of assets and costs from exit and disposal activities	3,254	0.2	4,466	0.3
Intangible amortization	53,893	3.5	24,435	1.9
Income (loss) from operations	311,635	20.2	(102,108)	(7.8)
Interest expense	27,763	1.8	70,787	5.4
Derivative (loss) gains and other (expense) income, net	(883)	(0.1)	118	—
Income (loss) before income taxes	284,755	18.5	(173,013)	(13.3)
Income tax expense	79,291	5.2	22,855	1.8
Equity in net loss (income) of unconsolidated affiliates	150	—	(538)	—
Net income (loss)	205,314	13.3	(195,330)	(15.0)
Less: net income attributable to noncontrolling interest	838	0.1	149	—
Net income (loss) attributable to ADS	$204,476	13.3%	$(195,479)	(15.0)%

Net sales - Net sales increased by $235.9 million, or 18.1%, for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019.

	Nine Months Ended
	December 31, 2020			December 31, 2019
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$819,994	$(4,793)	$815,201	$751,483	$(684)	$750,799
Infiltrator Water Technologies	306,548	(53,948)	252,600	136,972	(25,738)	111,234
International
International - Pipe	96,271	(3,866)	92,405	92,242	—	92,242
International - Allied Products & Other	34,233	—	34,233	33,330	—	33,330
Total International	130,504	(3,866)	126,638	125,572	—	125,572
Allied Products & Other	344,532	—	344,532	315,432	—	315,432
Intersegment Eliminations	(62,607)	62,607	—	(26,422)	26,422	—
Total Consolidated	$1,538,971	$—	$1,538,971	$1,303,037	$—	$1,303,037
•

Pipe net sales to all customers for the nine months ended December 31, 2020 increased by $68.5 million, or 9.1%, compared to the nine months ended December 31, 2019. The increase was due to an increase in pipe volume resulting in a $68.3 million increase in sales partially offset by a $2.0 million decrease as a result of price and product mix.

Advanced Drainage Systems, Inc.

•

Infiltrator Water Technologies net sales to all customers for the nine months ended December 31, 2020 increased by $169.6 million compared to the nine months ended December 31, 2019. The Company acquired Infiltrator Water Technologies on July 31, 2019 and therefore did not report any Infiltrator Water Technologies sales prior to August 2019.

•

International net sales for the nine months ended December 31, 2020 increased by $4.9 million, or 3.9%, compared to the nine months ended December 31, 2019. The increase was primarily attributable to a $4.0 million increase in International Pipe Sales and a $0.9 million increase in International Allied Product sales.

•

Allied Products & Other net sales for the nine months ended December 31, 2020 increased by $29.1 million, or 9.2%, compared to the nine months ended December 31, 2019. The increase was due to price and product mix and an increase in sales volume.

Cost of goods sold and Gross profit - Cost of goods sold increased by $49.4 million, or 5.3%, and gross profit increased by $355.1 million, or 171.0%, in the nine months ended December 31, 2020 over the comparable period in the previous year. The increase in gross profit was primarily due to the ESOP special dividend compensation expense from the special dividend in fiscal 2020 of $168.6 million allocated to Cost of goods sold. Gross profit excluding Infiltrator Water Technologies and Cost of goods sold – ESOP special dividend compensation, referred to as Legacy ADS gross profit, a Non-GAAP measure, increased 30.1%.

	For the Nine Months Ended December 31,
	2020	2019	$ Variance	% Variance
Gross profit data:	(In thousands)
Pipe	$216,318	$146,212	$70,106	47.9%
International	34,948	24,562	10,386	42.3
Allied Products & Other	172,576	154,914	17,662	11.4
Legacy ADS gross profit	423,842	325,688	98,154	30.1
Infiltrator Water Technologies	139,941	52,505	87,436	166.5
Cost of goods sold - ESOP special dividend compensation	—	(168,610)	168,610	100.0
Intersegment eliminations	(918)	(1,859)	941	(50.6)
Total gross profit	$562,865	$207,724	$355,141	171.0%
•

Pipe gross profit increased primarily due to lower costs in material, labor and overhead. The increase was also attributable to the increase in volume sold, offset by the decrease in the price and product mix of net sales discussed above.

•	The Company acquired Infiltrator Water Technologies on July 31, 2019 and therefore did not report any Infiltrator Water Technologies gross profit prior to August 2019.
•	International gross profit increased primarily due to lower cost of materials and the increased sales discussed above.
•	Allied Products & Other gross profit increased primarily due to the increase in net sales discussed above and lower labor and overhead costs.

Operating expenses

	For the Nine Months Ended December 31,
	2020	2019
Selling expenses	5.8%	6.6%
General and administrative expenses	6.8%	8.9%
Selling, general and administrative expenses	12.6%	15.6%

Advanced Drainage Systems, Inc.

Selling expenses - As a percentage of net sales, selling expenses decreased to 5.8% in the nine months ended December 31, 2020 compared to 6.6% in the nine months ended December 31, 2019. The decrease as a percentage of net sales is the result of the Company’s cost mitigation steps.

General and administrative expenses - General and administrative expenses for the nine months ended December 31, 2020 decreased $11.7 million from the prior year period. The decrease was primarily due to a $21.2 million decrease in transaction costs. The decrease was offset by a $7.5 million increase in general and administrative expenses, including stock-based compensation, reported at Infiltrator Water Technologies.

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

Interest expense - Interest expense decreased $43.0 million in the nine months ended December 31, 2020 compared to the same period in the previous fiscal year. The decrease was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty related to the extinguishment of debt instruments in the nine months ended December 31, 2019. The remainder of the decrease is due to decreased debt levels.

Derivative (loss) gain and other (expense) income, net – Derivative (loss) gain and other (expense) income increased by $1.0 million for the nine months ended December 31, 2020 compared to the same period in the previous fiscal year.

Income tax expense – The following table presents the effective tax rates for the nine months ended December 31, 2020 and 2019.

	For the Nine Months Ended December 31,
	2020	2019
Effective tax rate	27.8%	(13.2)%

The change in the effective tax rate was primarily due to a discrete income tax event related to stock appreciation from the additional ESOP shares allocated and the Acquisition. See “Note 13. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates - Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The Equity in net (income) loss of unconsolidated affiliates decreased for the nine months ended December 31, 2020 as compared to the same period in the previous fiscal year due to a decrease in the current period income at our South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for the nine months ended December 31, 2020 due to an increase in net income at our ADS Mexicana joint venture.

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

Advanced Drainage Systems, Inc.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss)	$54,041	$23,659	$205,314	$(195,330)
Depreciation and amortization	35,762	31,172	107,321	74,432
Interest expense	8,433	13,191	27,763	70,787
Income tax expense	20,264	4,032	79,291	22,855
EBITDA	118,500	72,054	419,689	(27,256)
Loss on disposal of assets and costs from exit and disposal activities	980	1,755	3,254	4,466
ESOP and stock-based compensation expense	18,325	11,283	45,413	27,365
ESOP special dividend compensation(a)	—	—	—	246,752
Transaction costs(b)	54	1,814	1,428	22,649
Inventory step up related to the Acquisition	—	2,107	—	7,880
Strategic growth and operational improvement initiatives(c)	573	1,735	2,689	4,631
COVID-19 related costs(d)	—	—	806	—
Other adjustments(e)	431	566	(872)	3,287
Adjusted EBITDA	$138,863	$91,314	$472,407	$289,774
Adjusted EBITDA Margin	28.6%	23.2%	30.7%	22.2%

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

The following table presents our Adjusted EBITDA for the Company prior to the Acquisition (“Legacy ADS”), which consists of the combination of the Segment Adjusted Gross Profit for Pipe, Allied Products & Other, and International plus the portion of corporate and selling expenses which impacts Adjusted EBITDA and Infiltrator Water Technologies after the Acquisition (“Legacy Infiltrator Water Technologies”), which consists of the combination of the Segment Adjusted Gross Profit for Infiltrator Water Technologies plus the portion of corporate and selling expenses which impacts Adjusted EBITDA.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$78,651	$61,025	$269,746	$192,764
International Adjusted Gross Profit	12,986	9,066	38,976	29,134
Allied Products & Other Adjusted Gross Profit	55,158	42,818	176,006	157,626
Unallocated corporate and selling expenses	(48,726)	(47,257)	(141,819)	(139,489)
Legacy ADS Adjusted EBITDA	$98,069	$65,652	$342,909	$240,035
Legacy Infiltrator Water Technologies Adjusted EBITDA
Infiltrator Water Technologies Adjusted Gross Profit	48,518	34,735	149,551	64,879
Unallocated corporate and selling expenses	(6,994)	(8,192)	(19,525)	(13,281)
Legacy Infiltrator Water Technologies Adjusted EBITDA	$41,524	$26,543	$130,026	$51,598
Intersegment eliminations	(730)	(881)	(528)	(1,859)
Consolidated Adjusted EBITDA	$138,863	$91,314	$472,407	$289,774

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

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$448,776	$296,318
Capital expenditures	(57,675)	(46,293)
Free Cash Flow	391,101	250,025
Total debt (debt and finance lease obligations)	843,838
Cash	223,996
Net debt (total debt less cash)	619,842
Leverage Ratio	1.1

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

Net cash provided by operating activities increased $152.5 million to $448.8 million, as compared to $296.3 million in the prior year, primarily due to improvements in profitability and lower cash transaction costs for the Infiltrator Water Technologies acquisition. Free cash flow (Non-GAAP) increased $141.1 million to $391.1 million, as compared to $250.0 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $619.8 million as of December 31, 2020.

The following table summarizes our available liquidity for the periods presented .

(Amounts in thousands)	December 31, 2020
Revolver capacity	$350,000
Less: outstanding borrowings	—
Less: letters of credit	11,005
Revolver available liquidity	$338,995

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

Working Capital and Cash Flows

As of December 31, 2020, we had $563.0 million in liquidity, including $224.0 million of cash, $339.0 million in borrowings available under our Revolving Credit Agreement, net of $11.0 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our new Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital decreased to $386.0 million as of December 31, 2020, from $428.0 million as of March 31, 2020. The decrease in working capital is primarily due to decreased inventory as a result of increased

Advanced Drainage Systems, Inc.

sales demand and accounts receivable and increased accounts payable and other current liabilities. These decreases were offset by increased cash.

	Nine Months Ended December 31,
(Amounts in thousands)	2020	2019
Net cash provided by operating activities	$448,776	$296,318
Net cash used in investing activities	(57,159)	(1,135,862)
Net cash (used in) provided by financing activities	(343,116)	928,416

Operating Cash Flows – Cash flows from operating activities during the nine months ended December 31, 2020 was primarily impacted by improved profitability and lower cash transaction costs for the Infiltrator Water Technologies acquisition.

Investing Cash Flows - Capital expenditures during the nine months ended December 31, 2020 increased by $11.4 million compared to the same period in fiscal 2020. The net cash used in investing activities were primarily due to the acquisition of Infiltrator Water Technologies in fiscal 2020.

Capital expenditures totaled $57.7 million and $46.3 million for the nine months ended December 31, 2020 and 2019, respectively. Infiltrator Water Technologies capital expenditures for the nine months ended December 31, 2020 was $40.6 million of our total capital expenditures. Our capital expenditures for the nine months ended December 31, 2020 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.

We currently anticipate that we will make capital expenditures of approximately $80 to $90 million in fiscal year 2021. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2020, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Cash Flows - During the nine months ended December 31, 2020, cash used in financing activities included the repayment of $205.3 million on the Term Loan Facility, the repayment of $100.0 million on the Revolving Credit Facility, dividend payments of $24.5 million and payments on our finance lease obligations of $15.9 million.

Advanced Drainage Systems, Inc.

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

Cash held by Foreign Subsidiaries - As of December 31, 2020, we had $31.5 million in cash that was held by our foreign subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income (loss) attributable to ADS	$53,774	$23,288	$204,476	$(195,479)
ESOP special dividend compensation	—	—	—	246,752
ESOP deferred stock-based compensation	13,513	7,411	29,506	18,481

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(Shares in millions)		(Shares in millions)
Weighted average common shares outstanding	70.5	68.5	69.9	62.1
Conversion of redeemable convertible shares	15.8	17.1	16.2	17.3

Financing Transactions

New Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of December 31, 2020, the outstanding principal drawn on Term Loan Facility was $443.0 million and the no outstanding principal on the Revolving Credit Facility. The Company had $339.0 million available to be drawn on the Revolving Credit Facility, net of $11.0 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of December 31, 2020 and March 31, 2020, there were no borrowings under the Intercompany Note.

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

Covenant Compliance - The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Revolving Facility exceeds $122.5 million at the end of any fiscal quarter, the Company maintain a consolidated senior secured net leverage ratio (commencing with the fiscal quarter ending March 31, 2020) not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.

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

For further information, see “Note 11. Debt” to the Consolidated Financial Statements in our Fiscal 2020 Form 10-K. We are in compliance with our debt covenants as of December 31, 2020.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 10. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2020, our South American Joint Venture had approximately $10.1 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $6.0 million based on our borrowings as of December 31, 2020. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $9.5 million, for the twelve months ended December 31, 2020.

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

As previously disclosed in our Fiscal 2020 Form 10-K, we concluded that our internal control over financial reporting was not effective based upon the material weakness identified as of March 31, 2020. See “Item 9A - Controls and Procedures” in our Fiscal 2019 Form 10-K. Our CEO and CFO have concluded that the material weakness previously identified in the Fiscal 2019 Form 10-K was still present as of December 31, 2020 (the “Evaluation Date”). Based on the material weakness, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended December 31, 2020. As of December 31, 2020, approximately $42.1 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

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

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, has been formatted in Inline XBRL.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2021

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer