Form 10-K
period 2021-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2021-05-27
CIK 1604028

F Of )

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $3,115 million as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2020.

As of May 18, 2021, the registrant had 71,591,660 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 18, 2021, 382,895 shares of unvested restricted common stock were outstanding and 19,273,951 shares of ESOP preferred stock, convertible into 14,825,523 shares of common stock, were outstanding. As of May 18, 2021, 86,800,078 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

F-1

Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 22, 2021.

ii

Advanced Drainage Systems, Inc.

PART I

Item 1.	Business

COMPANY OVERVIEW

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries. The term “Infiltrator” refers to Infiltrator Water Technologies Ultimate Holdings, Inc., our wholly owned subsidiary. The term “Legacy ADS” refers to the combined entity excluding Infiltrator.

ADS is the leading manufacturer of innovative water management solutions in the stormwater and on-site septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplaces. Our innovative products, for which we hold many patents, are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, industry-acclaimed engineering support, overall product breadth and scale plus manufacturing excellence.

We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve, and fortifies our brand recognition and presence.

On July 31, 2019, we completed the acquisition (the “Acquisition”) of Infiltrator, a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in on-site water treatment systems in the United States and Canada. Infiltrator has been a longstanding supplier and customer of the Company for over 15 years of StormTech and ARC Septic Chambers.

“Our Reason is Water” and our vision is to advance the quality of life through sustainable solutions to water management challenges. We are dedicated to providing clean water management solutions to communities and delivering unparalleled service to our customers. We are process oriented and disciplined, holding ourselves to the highest expectations and are accountable for our decisions.

Our approach to water management is based on four basic areas - Capture, Conveyance, Storage, and Treatment - to manage the lifecycle of a raindrop from the moment water hits the ground until it is released back into the ecosystem. Our product portfolio is built around each step of this lifecycle. Neglecting stormwater management can result in flooding, pollution, destruction, erosion, and many other environmental and health issues. Construction of buildings, housing, roads and highways disrupts the natural ability of stormwater infiltration but is a key component of a growing society. Our solutions safely and efficiently manage stormwater with environmentally friendly products. Only Advanced Drainage Systems manages stormwater from when the rain first hits the ground until the moment it is returned to lakes and streams.

•	Capture: As the first step in preserving the planet's most precious resource, water, our products collect and direct stormwater runoff on project sites and roads to an underground conveyance system.
•

Conveyance: To prevent flooding at job sites, which could lead to significant structural and environmental problems, our pipe, fittings and other products safely move stormwater away from developed sites to be reintroduced back into the water cycle.

•	Storage: To mitigate erosion and flooding, our retention and detention systems manage infiltration and recharge stormwater prior to the treatment process.
•	Treatment: Our water quality products remove trash, debris and pollutants from the stormwater runoff collected in previous steps, ensuring only clean water is discharged back into our communities.

We estimate that the storm water industry, annually, is an approximately $6.0 billion industry. We estimate that the on-site septic market is a roughly $1.2 billion industry and that approximately 30% of new North American single-

Advanced Drainage Systems, Inc.

family homes utilize septic systems. On a combined basis, we estimate that we had an addressable market opportunity of approximately $7 billion.

As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.

Fiscal 2021 Revenue

SEGMENT INFORMATION

For a discussion of segment and geographic information, see “Note 21. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

OUR PRODUCTS

We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double and triple wall corrugated polypropylene and polyethylene pipe (or “Pipe”), plastic leachfield chambers and systems, septic tanks and accessories (or “Infiltrator”), and a variety of additional water management products (“Allied Products & Other”) including: storm retention/detention and septic chambers (or “Chambers”); polyvinyl chloride drainage structures (or “Structures”); fittings (or “Fittings”); and water quality filters and separators (or “Water Quality”). We also sell various complementary products distributed through resale agreements, including geotextile products, drainage grates and other products (or “Other Resale”). The table below summarizes the percentage of Net Sales for Pipe, Infiltrator and Allied Products & Other.

	2021	2020	2019
Pipe	53.1%	56.9%	62.7%
Infiltrator	16.6%	10.1%	—
International	8.0%	8.9%	11.6%
Allied Products & Other	22.3%	24.1%	25.7%

Our products and engineering project designs have been continuously and frequently recognized by the industry. This includes being honored many times during the past decade as the Plastics Pipe Institute’s Project of the Year. We have won numerous awards from organizations such as the Wisconsin Department of Natural Resources for our

Advanced Drainage Systems, Inc.

local recycling program, the American Society of Testing & Materials (“ASTM”), the American Society of Civil Engineers, and many others.

Pipe

Dual Wall Corrugated Pipe - Our N-12 pipe is a dual wall high-destiny polyethylene (“HDPE”) pipe with a corrugated exterior for strength and a smooth interior wall for hydraulics and flow capacity. Our N-12 pipe competes in the storm sewer and drainage markets that are also served by concrete pipe.

Our N-12 pipe is available in a wide range of diameters and sections of length. N-12 provides joint integrity, with integral bell and spigot joints for fast push-together installations and is sold either with watertight or soil-tight coupling and fitting systems.

Our corrugated polyethylene pipe offers many benefits including ease of installation, job-site handling and resistance to corrosion and abrasion. Corrugated pipe can easily be cut or coupled together, providing precise laying lengths while minimizing installation waste and difficulty.

HP Storm Pipe and SaniTite HP Pipe - Our HP Storm pipe utilizes polypropylene (“PP”) resin, which provides (i) increased pipe stiffness relative to HDPE; (ii) higher Environmental Stress Crack Resistance (“ESCR”); and (iii) improved thermal properties, which improves joint performance. These improved physical characteristics result in a reduced need for select backfill, which creates installation savings for customers and expands the range of possible product applications.

Our SaniTite HP pipe utilizes the same polypropylene resins as our HP Storm pipe but includes a smooth third exterior wall in 30” to 60” pipe. The highly engineered polypropylene resin along with the triple wall design enables SaniTite HP to surpass the stiffness requirement for sanitary sewer applications. SaniTite HP offers cost and performance advantages relative to reinforced concrete pipe (such as improved hydraulics and better joint integrity) and polyvinyl chloride (“PVC”) pipe (such as impact resistance).

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

Standard single wall products are available in a wide range of diameters and sold in varying lengths. Pipe can be either perforated or non-perforated depending on the particular drainage application.

Triple Wall Corrugated Pipe and Smoothwall HDPE Pipe - Our ADS-3000 Triple Wall pipe, small diameter triple wall corrugated pipe, consists of a corrugated polyethylene core molded between a smooth white outer wall and a smooth black inner wall. This combination of the three wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced and sold through our distribution network. We also manufacture smoothwall HDPE pipe that are sold into the residential drainage and on-site septic systems markets.

Advanced Drainage Systems, Inc.

Infiltrator

Infiltrator is the leading designer and manufacturer of highly engineered plastic chambers, synthetic aggregate leachfields, combined treatment and dispersal systems, plastic tanks, advanced treatment systems, and related accessories that are used in septic systems. The on-site wastewater (septic) market is heavily reliant on rural homes and communities that do not have access to centralized sewer and will require an on-site wastewater or septic solution. On-site wastewater technologies are scalable and can easily meet the needs of churches, schools, light commercial and small community construction projects.

Leachfield Products – Our Quick4 and ARC line of septic leachfield chambers are injection molded using recycled polyolefin materials. There are Quick4 chamber models available to meet a wide variety of regulatory and market needs. There are ARC chamber models available to meet a majority of regulatory and market needs. The Quick4 and ARC chambers are engineered for strength and performance, easy to install, and offer the user greater design flexibility, including a smaller footprint, as compared with traditional stone and pipe products. The product advantages are cost savings on labor, materials and time savings on the job.

EZflow - EZflow synthetic aggregate bundles replace stone and pipe leachfields for effluent and drainage applications. The EZflow proprietary products are a modular design that incorporates recycled polystyrene aggregate bundles and corrugated polyethylene pipe that act as a replacement to the traditional materials stone and pipe.

Tank Products – Our IM-Series line of septic tanks are injection-molded polypropylene plastic tanks manufactured from recycled materials. IM-Series septic tanks are available in various capacities for wastewater storage. Our IM-Tank is the only two-piece construction, injection molded tank design in North America. In comparison to traditional concrete tanks, our IM-Series septic tanks are easier to transport to the jobsite and require less time and energy to install.

Our IM-Series line of potable tanks are injection-molded polypropylene plastic tanks manufactured from virgin materials suitable for water reuse and drinking water storage. IM-Series potable tanks are available in various capacities for water storage. IM-Series potable tanks are commonly used in water cistern applications, such as rainwater harvesting systems.

Advanced Treatment Systems – Our Delta Treatment Systems’ (“Delta”) advanced wastewater treatment systems provide mechanical aerated wastewater treatment solutions for residential and commercial systems with daily flows up to 100,000 gallons per day.

Combined Treatment Dispersal Systems - Our Presby Environmental Enviro-Septic and Advanced Enviro-Septic systems are proprietary combined treatment and dispersal systems made with a twelve-inch diameter corrugated extrusion product that is encapsulated in fibrous materials and geotextiles. These systems when installed in a bed of sand provide combined treatment and dispersal in the same small footprint and at a reduced cost with minimal long-term maintenance. Advanced Enviro-Septic and Enviro-Septic are patented and patent-pending.

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

Advanced Drainage Systems, Inc.

The underground construction industry has historically been project (not product) driven, creating the impetus for owners, engineers and contractors to seek manufacturers that deliver solution-based product portfolios. Many of the components of underground construction are related and require linear compatibility of function, regulatory approval and technology.

Storm Chambers - Our StormTech chambers are used for stormwater retention, detention and “first flush” underground water storage on non-residential site development and public projects. These highly engineered chambers are injection molded from HDPE and PP resins into a proprietary design which provides strength, durability, and resistance to corrosion. The chambers allow for the efficient storage of stormwater volume, reducing the underground construction footprint and costs to the contractors, developers, and property owners. The chambers are open bottom, which allows for high density stacking in both storage and shipment. This freight-efficient feature drives favorable cost-competitiveness in serving long-distance export markets. These chamber systems typically incorporate our other product lines such as corrugated pipe, fabricated fittings, water quality units and geotextiles.

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

Other Products - Our ARC and BioDiffuser products are chambers that are used in septic systems for residential and small volume non-residential wastewater treatment and disposal. The innovative design of our ARC chamber is generally approved for a footprint reduction, further reducing the cost of the septic system. Injection-molded from HDPE, these products are strong, durable, and chemical-resistant. These interconnecting chambers are favored by septic contractors because they are lightweight, easy to install and offer articulating features which increase site-specific design flexibility. The ARC chamber products are manufactured by Infiltrator.

Our Water Quality (formerly BaySaver) product line targets the removal of sediment, debris, oils and suspended solids throughout a stormwater rain event by separating and/or filtering unwanted pollutants.

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

RAW MATERIALS AND SUPPLIERS

Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives primarily in the U.S. We currently purchase in excess of 1,100 million pounds of virgin and recycled resin annually from approximately 450 suppliers. As a high-volume buyer of resin, we achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations.

Advanced Drainage Systems, Inc.

The price movements of the different materials also vary, resulting in the need to use strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.

We have relationships with most of the North American producers of virgin high-density polyethylene and impact copolymer polypropylene producers that manufacture the grades we need to produce our products, including Braskem Americas, Inc., Chevron Phillips Chemical Co. LP, The Dow Chemical Company, Equistar Chemicals, LP, ExxonMobil Chemical Company, Formosa Plastics Corporation, U.S.A., Ineos Olefins & Polyolefins, USA, and Nova Chemical. The North American capacity for ethylene derivatives has been expanded primarily as a result of supplies of natural gas liquids being produced through sustained oil and gas exploration and production.

We are focused on a program of continuous sustainability improvement, which at this time sees us using nearly 550 million pounds annually of post-consumer recycled high-density polyethylene (“HDPE”) to make our products. This industry-leading program keeps millions of used bottles out of the landfill and puts them to work again for more than a hundred years as part of our infrastructure.

We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. ADS Recycling (formerly Green Line Polymers, Inc.) procures and processes recycled raw materials that can be used in products we produce and sell.

We maintain relationships with several of the largest environmental companies such as Waste Management, Inc., Republic Services, Inc., and Rumpke, Inc., which provide us with post-consumer HDPE recycled materials. We also maintain relationships with several key post-industrial HDPE suppliers, including Performance Materials NA, Inc., Silgan Plastics, Altium Packaging and Alpla, Inc., which provide us with materials that cannot otherwise be utilized in their respective production processes.

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

OUR MANUFACTURING AND DISTRIBUTION PLATFORM

We have a leading domestic and international manufacturing and distribution infrastructure, serving customers in the entire United States, Canada, Mexico and other countries worldwide through 65 manufacturing plants and 38 distribution centers, including eight manufacturing plants and nine distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products using a continuous extrusion process, where molten polyethylene or polypropylene is pushed through a die into a moving series of corrugated U-shaped molds. We utilize customized and proprietary production equipment, which we believe is faster and more cost efficient than other pipe making equipment generally available in the market.

Domestically, we can produce more than one billion pounds of pipe annually. Additional capacity is in place to support seasonal production needs and expected growth. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint in place, we can support rapid seasonal growth in demand, focusing on customer service while minimizing transportation costs.

Our manufacturing plants have no material process-related by-products released into the atmosphere, waterways, or solid waste discharge. During pipe production start-ups and size changeovers, non-compliant scrap and any damaged finished goods pipe are recycled through a grinder for internal re-use.

The standard fittings products (tees, wyes, elbows, etc.) that we produce and sell to connect our pipe on jobsites are blow molded or injection molded at three domestic plants. In addition, customized fabricated fittings (e.g., more

Advanced Drainage Systems, Inc.

complex dual wall pipe reducers, bends or structures) are produced in 20 of our North American plants. A wide variety of production processes and expertise allow us to provide cost-effective finished goods at competitive prices delivered in a timely fashion to our customers.

We produce storm and septic chambers, tanks and accessories using injection molding machines ranging in size. Our molds and machines have been designed to maximize interchangeability to optimize flexibility, maximize efficiency and minimize downtime.

International Presence – We own manufacturing facilities in Canada to produce our products for sale in the Canadian markets. We serve international markets primarily in Mexico, Central America and South America through joint venture operations with local partners. Our joint venture strategy has provided us with local and regional access to key markets such as Mexico, Brazil, Chile, Argentina, and Peru. Our international joint ventures produce pipe and related products to be sold in their respective regional markets. We also have wholly-owned subsidiaries that distribute our pipe and related products in Europe and the Middle East. Combining local partners’ customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation creates a powerful solution driven platform and opportunities for continued profitable international expansion.

Quality Assurance Control - We have two internal quality assurance control laboratory facilities equipped and staffed to evaluate and confirm incoming raw material and finished goods quality in addition to the quality testing that is done at our manufacturing facilities. We conduct annual safety, product and process quality audits at each of our facilities, using centralized internal resources in combination with external third-party services. In the quality area, various national and international agencies such as National Transportation Product Evaluation Program (“NTPEP”), International Association of Plumbing and Mechanical Officials (“IAPMO”), Bureau de normalisation du Québec (“BNQ”), Intertek for Canadian Standards Association (“CSA”), Entidad Mexicana de Acreditacion A.C. (“EMA”) and NSF International and several state Departments of Transportation (“DOT”) and municipal agencies conduct both scheduled and unscheduled audits/inspections of our plants to verify product quality and compliance to applicable standards.

Fleet – For our ADS legacy business, we also operate an in-house fleet of approximately 700 tractors. Our effective shipping radius is approximately 300 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer jobsite delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered to ensure that lowest delivered freight costs are achieved.

Our North American truck fleet incorporates approximately 1,300 trailers that are specially designed to haul our lightweight pipe and fittings products. These designs maximize payload versus conventional over the road trailers and facilitate unassisted unloading of our products at the jobsites by our drivers. The scope of fleet operations also includes backhaul of purchased raw materials providing a lower delivered cost to our plant locations. In addition, as of March 2020, we have committed to work towards a more cost-effective and environmentally efficient fleet by becoming an official U.S. EPA SmartWay partner.

Facility Network - Our scale and extensive network of Pipe and Allied Products facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location. The optimized design of our Infiltrator chambers and tanks provide the ability to nest products, enabling us to manufacture products from one location and efficiently ship throughout North America.

SALES AND MARKETING

We have one of the largest and most experienced sales and engineering forces in the industry. Offering the broadest product line in the industry enables our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts, and we view

Advanced Drainage Systems, Inc.

this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.

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

CUSTOMERS

We have a large, active customer base of approximately 20,000 customers, with two customers representing 10% or more of fiscal 2021 net sales. Ferguson Enterprises (“Ferguson”) accounted for 12.6% and Core and Main accounted for 10.3% of fiscal 2021 net sales. Our customer base is diversified across the range of end markets that we serve.

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

Our customer service organization is supplemented by the employees of our manufacturing plants, distribution centers and drivers of our tractor-trailers. In conjunction with our field sales and engineering team, this highly trained and competent staff allows us to maintain more customer touch points and interaction than any of our competitors.

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

Advanced Drainage Systems, Inc.

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

Our products are generally lighter, more durable, more cost effective and easier to install than comparable alternatives made with traditional materials. Following our entrance into the non-residential construction market with the introduction of N-12 corrugated HDPE pipe in the late 1980s, our pipe has been displacing traditional materials, such as reinforced concrete, corrugated steel and PVC, across an ever-expanding range of end markets, including non-residential, residential, agriculture and infrastructure applications. In the United States, our nationwide footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors.

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

Advanced Drainage Systems, Inc.

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

HUMAN CAPITAL RESOURCES

At the core of the company’s 55-year history are the people, many of whom have been with the company for several decades. It is not uncommon to see this dedication span several family generations in our team that today numbers nearly 5,000 worldwide.

We are dedicated to fostering an inclusive culture, empowering employees and communities by embracing the dynamics of different backgrounds, experiences and perspectives. We are committed to creating an environment where employees feel valued, respected, and fully engaged to contribute to our future success.

The ability to recruit, retain, develop and protect our global workforce are key to our success as a company. In addition to providing competitive compensation and benefits, this includes the following categories: Health and Safety; Values; Diversity, Equity & Inclusion; and Training.

Employees - As of March 31, 2021, in our domestic and international operations, the Company and its consolidated subsidiaries had both hourly personnel and salaried employees. As of March 31, 2021, approximately 200 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

	March 31, 2021	March 31, 2020
Employees by Region
United States	4,340	4,290
Canada	340	310
Other	320	350
Total	5,000	4,950

Employees by Type
Hourly	3,420	3,410
Salary	1,580	1,540
Total	5,000	4,950

Health and Safety – Employee safety is our highest priority and a key component of our company culture. Our operations follow a comprehensive, proactive safety and health management system that includes a collaborative process to find and fix workplace hazards prior to injury occurrence. Our U.S. facilities follow all Occupational Safety and Health Act (“OSHA”) safety and health standards, as required by law; and our Canadian facilities follow the Canadian Federation of Construction Safety Association (“CFCSA”) Certificate of Recognition (“COR”) program, as required by law

Our first priority in response to the COVID-19 pandemic was the health and safety of our employees. Primarily deemed an essential business, we implemented social distancing and appropriate health protocols across all our facilities so we could remain open to deliver critical water management solutions to our customers and the communities they serve. To further minimize risk, we transitioned employees to working from home where possible to limit physical interaction and used a thorough case management process to work through and mitigate any potential cases.

Values – Our success as a company is built on the Honesty, Professionalism, and Core Values of our employees, directors, and agents. These three tenets serve as the guiding principles of our Code of Business Conduct and Ethics (the “Ethics Code”).

•	Honesty: We believe in always being honest in dealing with our customers, suppliers, and others and complying with all laws and regulations applicable to our business at all levels.

Advanced Drainage Systems, Inc.

•	Professionalism: We believe in providing our products and services in a prompt and professional manner, gaining the loyalty and trust of our customers and suppliers.
•	Core Values: We believe in certain “core values” centered upon ensuring quality throughout our product and organization for long-term growth and profitability.

The Ethics Code provides a framework by which we maintain the highest ethical standards in the conduct of our business and is an integral part of implementing our vision of ethically and sustainably maximizing value. All members of our organization are expected to adhere to each of the policies of the Ethics Code, while also employing good ethical judgment. The Ethics Code provides guidelines in relation to conflicts of interest, fair dealing, confidential information and intellectual property, fair employment practices, environmental health and safety, and improper payments to third parties, among many other areas of ethical business conduct.

Diversity, Equity and Inclusion – As a global company, we are dedicated to fostering an inclusive culture, empowering employees and communities by embracing the dynamics of different backgrounds, experiences and perspectives. We are committed to creating an environment where employees feel valued, respected, and fully engaged to contribute to our future success.

We base hiring and promotional decisions on job qualifications, such as work records, performance history and length of service, to ensure equal opportunity to all. We also ensure equal opportunity across all relevant aspects of employment such as recruiting, job assignment, compensation, benefits, transfers, promotional opportunities, company sponsored training, and recreation programs, among others.

Training – Our operational and management training programs are core to our commitment and enablement of a safe and productive manufacturing environment. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of online and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system, which hosts approximately 450 custom modules, serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.

REGULATION

Our operations are affected by various statutes, regulations and laws in the markets in which we operate, which historically have not had a material effect on our business. We are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices, competition, immigration and other matters. Additionally, building codes may affect the products our customers are allowed to use, and, consequently, changes in building codes may affect the salability of our products. The transportation and disposal of many of our products are also subject to federal regulations. We are subject to safety requirements governing interstate operations prescribed by the U.S. Department of Transportation (“U.S. DOT”). Vehicle dimensions and driver hours of service also remain subject to both federal and state regulation.

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

An important element of our growth strategy has been our focus on industry education efforts to drive regulatory approvals for our core HDPE products at national, state and local levels. We employ field-based engineers who work closely with government agencies to obtain regulatory approvals for our products, and also with civil engineering firms to specify our products on non-residential construction and road-building projects. Additional state and local regulatory approvals will continue to present new growth opportunities in new and existing

Advanced Drainage Systems, Inc.

geographic markets for us. The trend of substituting traditional materials for HDPE and PP is expected to continue as more states and municipalities recognize the benefits of our HDPE N-12 pipe and our polypropylene HP pipe by approving it for use in a broader range of applications.

Our Infiltrator products are used primarily in on-site septic and decentralized wastewater treatment systems. The products used in these systems cannot be sold without a regulatory approval. We have a dedicated regulatory team with a track record of gaining favorable regulatory approvals and advancing policy and legislation. Over the past 10 years the team has successfully embarked in over 100 regulatory initiatives increasing the addressability and size of markets across the U.S. and Canada.

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

CORPORATE AND AVAILABLE INFORMATION

We were founded in 1966 and are a Delaware corporation. Our principal executive offices are located at 4640 Trueman Boulevard, Hilliard, Ohio 43026, and our telephone number at that address is (614) 658-0050. Our corporate website is www.adspipe.com.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.adspipe.com when such reports are available on the SEC’s website. We use our www.adspipe.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of www.adspipe.com in addition to following press releases, SEC filings and public conference calls and webcasts.

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

The principal raw materials that we use in our products are virgin and recycled resins. Our ability to operate profitably depends, to a large extent, on the markets for these resins. In particular, as resins are derived either directly or indirectly from crude oil derivatives and natural gas liquids, resin prices fluctuate substantially as a result of changes in crude oil and natural gas prices, changes in existing processing capabilities and the capacity of resin

Advanced Drainage Systems, Inc.

suppliers. Polypropylene resin suppliers are limited, and high-density polyethylene suppliers are geographically concentrated. Unanticipated changes in and disruptions to existing petrochemical capacities could also significantly increase resin prices, often within a short period of time, even if crude oil and natural gas prices remain low. In addition, supply interruptions could arise from labor disputes or weather conditions affecting supplies or shipments, transportation disruptions or other factors beyond our control, including disruptions resulting from the impact of the evolving COVID-19 pandemic or extreme weather events. An extended disruption in the timely availability of raw materials from our key suppliers would result in a decrease in our revenues and profitability.

Our ability to maintain profitability heavily depends on our ability to pass through to our customers any increase in raw material costs, which are a large portion of our overall product costs. We may be unable to do so in a timely manner, or at all, due to competition in the markets in which we operate. In addition, certain of our largest customers historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share. If increases in the cost of raw materials cannot be passed on to our customers, or the duration of time associated with a pass through becomes extended, our business, financial condition, results of operations and cash flows will be adversely affected.

The COVID-19 pandemic, efforts to mitigate the pandemic, and the related weakening economic conditions, could have a significant negative impact on our operations, liquidity, financial condition and financial results.

The COVID-19 pandemic has negatively impacted the global economy, in addition to disrupting global supply chains and workforce participation. Quarantines and "stay in place" orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers could adversely impact our sales and operating results and has resulted in some project delays.

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

The markets in which we operate are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuation in capital and business and consumer confidence. Furthermore, the U.S. and global economy as well as the markets in which we operate face the adverse impact of the COVID-19 global pandemic, as referenced above. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•

The volatility of the United States economy in general (including as a result of COVID-19) can have an adverse effect on our sales that are dependent on the non-residential construction market. Continued uncertainty about current economic conditions may pose a risk to our business units that serve the non-residential construction market, as participants in this industry may postpone spending.

•

Our business depends to a great extent upon general activity levels in the agriculture market. The nature of the agriculture market is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for pipe products. These downturns may be prolonged, and our revenue and profitability would be harmed.

•

Our business depends on the residential construction market. While new housing starts demonstrated a compounded annual growth rate of 4.4% from 2015 to 2020, current levels remain below the long-term average of 1.4 million starts since the U.S. Census Bureau began reporting the data demand for our products and services in this market, and may be further adversely impacted by the COVID-19

Advanced Drainage Systems, Inc.

pandemic, which in turn would result in a significant adverse effect on our financial condition and results of operations.
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

We cannot predict the duration of current economic conditions, or the timing or strength of any future recovery of activities in our markets. Continued weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may have to close under-performing facilities from time to time as warranted by general economic conditions and/or weakness in the markets in which we operate. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products and restrict our ability to pass raw material cost increases to our customers. This, combined with an increase in excess capacity, will negatively impact our profitability, cash flows and our financial condition, generally.

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

We expect that new competitors may develop over time. No assurance can be given that we will be able to respond effectively to such competitive pressures. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that would materially adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our success will depend, in part, on our ability to maintain our market share and gain market share from competitors.

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

The loss of any of our significant customers could adversely affect our business.

Our ten largest customers generated approximately 38% of our net sales in fiscal 2021. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of

Advanced Drainage Systems, Inc.

our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The success of the acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with Infiltrator’ business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

•

The volatility of the United States economy in general (including as a result of COVID-19) can have an adverse effect on our sales that are dependent on the non-residential construction market. Continued uncertainty about current economic conditions may pose a risk to our business units that serve the non-residential construction market, as participants in this industry may postpone spending;

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

Advanced Drainage Systems, Inc.

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

Some of our operations are outside the United States, with manufacturing and distribution facilities in Canada and several Latin American countries. Our international operations are subject to risks similar to those affecting our operations in the United States in addition to a number of other risks, including: difficulties in enforcing contractual and intellectual property rights; impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates; exposure to different or changing legal standards, including potential changes in government mandated regulatory product standards in those countries in which we or our joint ventures operate; fluctuations in currency exchange rates; impositions or increases of investment and other restrictions by foreign governments; the requirements of a wide variety of foreign laws; political and economic instability; war; and difficulties in staffing and managing operations, particularly in remote locations.

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

We may not be able to successfully expand into new product or geographic markets.

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

Advanced Drainage Systems, Inc.

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

We continue to invest in strategic and operational initiatives. If we fail to implement these initiatives as expected, our business, financial condition, and results of operations could be adversely affected.

Our financial performance and future growth depend on our management’s ability to successfully implement our strategic and operational initiatives. Our initiatives are focused on improving productivity to facilitate growth and align production to customer demand. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our severance and impairment charges.

Increased fuel and energy prices, and our inability to obtain sufficient quantities of fuel to operate our in-house delivery fleet.

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

We internally manufacture our own products at our facilities with substantial fixed costs. While we maintain insurance covering our manufacturing and production facilities and have significant flexibility to manufacture and ship our own products from various facilities, a catastrophic loss of the use of certain of our facilities due to accident, fire, explosion, labor issues, weather conditions, pandemics (including the current COVID-19 pandemic), other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Advanced Drainage Systems, Inc.

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

Our operations are affected by various laws and regulations in the markets in which we operate, including government mandated regulatory product standards, and our failure to obtain or maintain approvals by municipalities, state departments of transportation, engineers and developers may affect our results of operations.

While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, approvals by municipalities, the U.S. and state departments of transportation, engineers and developers may affect the products our customers are allowed to use, and, consequently, failure to obtain or maintain such approvals may affect the saleability of our products. Building codes may also affect the products our customers use, and, consequently, changes in building codes may also affect the saleability of our products. Changes in applicable regulations governing the sale of some of our products, including changes in government mandated regulatory product standards in countries in which we or our joint ventures operate, could increase our costs. In addition, changes to applicable tax laws and regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.

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

We cannot predict whether future developments or changes in law, regulations or government mandated product standards concerning our business units or products will affect our business, financial condition and results of operations in a negative manner. Similarly, we cannot assess whether our business units will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect our business, financial condition, results of operations and cash flows.

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

Advanced Drainage Systems, Inc.

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

To be successful, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. There is no assurance that we will be able to attract or retain highly qualified employees in the future, including, those employed by companies we acquire. None of our domestic employees are currently covered by collective bargaining or other similar labor agreements. However, if a number of our employees were to unionize, the effect on us may be negative.

In addition, our business results of operations depend largely upon our chief executive officer and senior management team as well as our plant managers and sales personnel, including those of companies acquired, and their experience, knowledge of local market dynamics and specifications and long-standing customer relationships. Our inability to retain or hire qualified plant managers or sales personnel at economically reasonable compensation levels would restrict our ability to grow our business, limit our ability to continue to successfully operate our business and result in lower operating results and profitability.

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
•

increase our vulnerability to and compromise our flexibility to plan for, or react to, general adverse economic, industry or competitive conditions, including interest rate fluctuations, because a portion of our borrowings will be at variable rates of interest;

Advanced Drainage Systems, Inc.

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

We expect to pay expenses and to pay principal and interest on current and future debt from cash provided by operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance and cash availability, which is subject in part to numerous economic, business and financial factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends, sell material assets or operations, obtain additional capital or restructure our debt.

Risks Relating to Our Common Stock

Future sales of shares by existing stockholders, including our Employee Stock Ownership Plan, could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of March 31, 2021, we have 72.0 million outstanding shares of common stock, including 0.4 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of March 31, 2021, there were stock options outstanding to purchase a total of approximately 1.3 million shares of our common stock. In addition, approximately 1.3 million shares of common stock are available for grant under our 2017 Omnibus Plan.

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

As of March 31, 2021, there were approximately 19.3 million shares of convertible preferred stock held by our ESOP, which in aggregate could be converted into approximately 14.8 million shares of our common stock. All of the shares of our convertible preferred stock held by our Employee Stock Ownership Plan (“ESOP”) may be converted into our common stock at any time by action of the ESOP trustee, and will be automatically converted into our common stock upon distributions of such shares allocated to the ESOP accounts of ESOP participants upon a distribution event such as retirement or other termination of employment. All of these shares will be eligible for future sale, either by the ESOP trustee or by ESOP participants, subject to the limitations of Rule 144.

Advanced Drainage Systems, Inc.

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

As of May 18, 2021, our directors, officers and principal stockholders and their affiliates collectively own approximately 35% of our outstanding shares of common stock. Additionally, our ESOP holds convertible preferred stock that converts into a substantial number of shares of our common stock and, prior to conversion, is entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders, voting together with our common stock as a single class unless otherwise required by law. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 18, 2021 is approximately 49%, inclusive of the outstanding shares of convertible preferred stock held by the ESOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws, each as further amen: authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt; maintain a classified board of directors, for the next three years, until such time that our de-classified board structure is fully implemented at the 2023 annual meeting of stockholders; provide that vacancies on our board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office; prohibit stockholders from calling special meetings of stockholders; prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of our outstanding shares of common stock can elect all directors standing for election; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; require a super-majority stockholders vote of 75% to approve any reorganization, recapitalization, share exchange, share reclassification, consolidation, merger, conversion or sale of all or substantially all assets to which we are a party that is not approved by the affirmative vote of at least 75% of the members of our board of directors; and require the approval of holders of a majority of the outstanding shares of our voting common stock to amend the bylaws and at least 75% of the outstanding shares of our voting common stock to amend certain provisions of the certificate of incorporation.

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

Advanced Drainage Systems, Inc.

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

General Risk Factors

As a publicly-traded manufacturing company, we are subject to a variety of risks in addition to the risks described above, each of which could adversely affect our financial position, results of operations or cash flows.

These risks include but are not limited to:

•	taxation by multiple jurisdictions and the impact of such taxation on the effective tax rate and the amount of taxes paid;
•	material liabilities under our self-insured programs for workers’ compensation, automobile and product/general liability coverage as well as health coverage to our employees;
•	fluctuations in our effective tax rate, including from the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and any future tax legislation;
•	new or modified legislation related to health care;
•

the review of potential weaknesses or deficiencies in the Company’s disclosure controls and procedures, and discovering further weaknesses of which we are not currently aware or which have not been detected;

•	we cannot assure our stockholders that an active market for shares of our common stock can be sustained and the market price of our common stock may be volatile and could decline in the future; and
•	failure to meet the expectations of investors, including as a result of factors beyond our control.
Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

Property

We have a network of 65 manufacturing plant locations and 38 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	53	23	76
Canada	4	5	9
Mexico (1)	4	4	8
South America (1)(2)	4	5	9
Other (3)	—	1	1
Total	65	38	103

Advanced Drainage Systems, Inc.

(1)	Manufacturing plants and distribution centers in Mexico and South America are owned or leased by our joint ventures.
(2)	Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)	The other facility is located in the Netherlands.

We currently own approximately 36,000 square feet and lease approximately 27,000 square feet of office space in Hilliard, Ohio for our corporate headquarters and lease an office space in Old Saybrook, Connecticut for our Infiltrator headquarters.

Our network of 65 manufacturing plants consist of 45 that are owned and 20 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15-20 acres of land for storage of pipe and related products. Our network of 38 distribution centers consisted of 2 owned and 36 leased locations. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time, but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.

In-House Fleet

As of March 31, 2021, our in-house fleet consists of approximately 700 tractors and approximately 1,300 trailers that are specially designed to haul our lightweight pipe and fittings products.

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

During each quarter of fiscal 2021, the Board of Directors approved a quarterly cash dividend of $0.09 per share to all common stockholders. During the first quarter of fiscal 2020, the Board of Directors approved a special dividend of $1.00 per share payable on June 14, 2019 to stockholder of record at the close of business on June 3, 2019. In addition, during each quarter of fiscal 2020 and fiscal 2019, the Board of Directors approved a quarterly cash dividend of $0.09 per share and $0.08 per share, respectively, to all common stockholders.

During the first quarter of fiscal 2022, the Company declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is payable on June 15, 2021 to stockholders of record at the close of business on June 1, 2021.

Holders of Record

As of May 18, 2021, we had 643 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Stock Performance Graph

The following graph presents a comparison from March 31, 2016 through March 31, 2021 of the cumulative return of our common stock, the Standard and Poor’s Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investment of $100 on March 31, 2016 in our common stock and in each of the two indices and the reinvestment of dividends.

Recent Sales of Unregistered Securities

Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.

Advanced Drainage Systems, Inc.

Issuer Purchases of Equity Securities

In February 2017, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases of common stock will be made in accordance with applicable securities laws. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion. During the first quarter of fiscal 2022, the Company announced that its Board of Directors has authorized a stock repurchase program for the repurchase of up to $250 million in shares of the Company’s common stock, in addition to the $42 million outstanding under a previous authorization.

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.

Item 6.          Selected Financial and Operating Data

Not applicable.

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
•

the risks of increasing competition in our existing and future markets, including competition from both manufacturers of high performance thermoplastic corrugated pipe and manufacturers of products using alternative materials, and our ability to continue to convert current demand for concrete, steel and polyvinyl chloride (“PVC”) pipe products into demand for our high performance thermoplastic corrugated pipe and Allied Products;

•	uncertainties surrounding the integration and realization of anticipated benefits of acquisitions and similar transactions, including Infiltrator;
•	the effect of any claims, litigation, investigations or proceedings, including those described under “Item 3. Legal Proceedings” of this Annual Report;
•	the effect of weather or seasonality;
•	the loss of any of our significant customers;
•	the risks of doing business internationally;
•	the risks of conducting a portion of our operations through joint ventures;
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

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Item 1A. Risk Factors” and “Cautionary Statement About Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. Please read the following discussion together with the sections titled “Item 1A. Risk Factors” and our consolidated financial statements, including the related notes, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Overview

We are the leading manufacturer of high performance thermoplastic corrugated pipe, providing a comprehensive suite of water management products and superior drainage solutions for use in the underground construction and infrastructure marketplace. Our innovative products are used across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, our overall product breadth and scale and our manufacturing excellence. In the United States, our national footprint combined with our strong local presence and broad product offering make us the leader in an otherwise highly fragmented sector comprised of many smaller competitors. With the acquisition of Infiltrator in the second quarter of fiscal 2020, we are now a leading provider of plastic leachfield chambers, septic tanks and accessories for use primarily in residential applications.

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

In efforts to maintain a safe work environment and help contain the spread of COVID-19, we have transitioned to a work-from-home policy for those that are able and suspended all nonessential employee travel and events. We have also proactively implemented further safety and risk mitigation practices, including:

•	Educating associates on COVID-19 related symptoms and encouraging vaccination;
•	Regularly assessing deliveries and orders in virus “hot zones” and higher-risk geographic regions;
•	Employing strict social distancing practices across all departments and divisions; and
•	Instituting additional health screenings such as temperature checks at facilities, which currently all remain open.

Importantly, we are following all guidelines and directives from governmental and regulatory agencies across manufacturing facilities, distribution centers, and delivery fleets in order to continue operating safely and responsibly, while meeting the needs of customers.

Advanced Drainage Systems, Inc.

Factors deriving from the COVID-19 response that may negatively impact sales and operating profit in the future include, but are not limited to: limitations on our ability to procure raw materials, declines in product demand, limitations on our ability to meet delivery requirements and commitments, limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home and limitations on the ability of our customers to pay us on a timely basis.

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

Material Conversion - Our HDPE and PP pipe, plastic leachfield chambers, septic tanks and related water management product lines compete with other manufacturers of corrugated polyethylene pipe as well as manufacturers of alternative products made with traditional materials, such as concrete, steel and PVC. Our net sales are driven by market trends, including the continued increase in adoption of thermoplastic corrugated pipe products as a replacement for traditional materials. Thermoplastic corrugated pipe is generally lighter, more durable, more cost effective and easier to install than comparable products made from traditional materials. We believe customers will continue to acknowledge the superior attributes and compelling value proposition of our thermoplastic products and expanded regulatory approvals allow for their use in new markets and geographies. In addition, we believe that PP pipe products will also help accelerate conversion given the additional applications for which our PP pipe products can be used.

Advanced Drainage Systems, Inc.

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

We currently purchase in excess of 1,100 million pounds of virgin and recycled resin annually from over 450 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.

In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:

•	increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;
•

internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs (approximately 70% of our recycled HDPE resin was internally processed (enhanced) in fiscal 2021);

•	managing a resin price risk program that may entail both physical fixed price and volume contracts; and
•	maintaining supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption.

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

Advanced Drainage Systems, Inc.

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

Executive Summary of Our Fiscal Year 2021 Results

Fiscal Year 2021 Results

•	Net sales increased 18.5% to $2.0 billion
•	Net income increased to $226.1 million, compared to a net loss of $191.8 million in the prior year
•	Adjusted EBITDA increased 56.7% to $567.0 million
•	Cash provided by operating activities increased 47.7% to $452.2 million
•	Free cash flow increased 56.6% to $373.5 million

Net sales increased $309.0 million, or 18.5%, to $2.0 billion, as compared to $1.7 billion in the prior year. Domestic pipe sales increased $104.6 million, or 11.0%, to $1.1 billion. Domestic allied products & other sales increased $39.2 million, or 9.7%, to $442.4 million. These increases were driven by growth in both the U.S. construction and agriculture end markets. Infiltrator sales increased $186.8 million, or 88.5%, to $397.8 million, as compared to $211.0 million in the prior year.

Gross profit increased $373.6 million to $690.1 million as compared to $316.5 million in the prior year. The prior year gross profit includes $168.6 million of ESOP special dividend compensation expense. In addition, the gross profit includes an incremental benefit from a full year of results from the Infiltrator Water Technologies business, as compared to eight months of results in the prior year due to the timing of the acquisition. The remaining increase in gross profit was due to favorable pricing and material cost; increases in both pipe and allied product sales; and operational improvements offsetting inflationary costs.

Description of our Segments

We operate our business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator.” “Allied Products & Other” represents our Allied Products and all other business segments.

We generate a greater proportion of our net sales and gross profit in our Pipe segment, which consists of Pipe product sales in all regions of the United States. We expect the percentage of total net sales and gross profit derived from our other segments to continue to increase in future periods as we continue to expand non-Pipe product and our

Advanced Drainage Systems, Inc.

international presence. See “Note 21. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Infiltrator – Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in on-site septic wastewater treatment systems in the United States and Canada.

International – Our International segment manufactures and markets products in regions outside of the United States, with a strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. The unconsolidated sales of the South American Joint Venture were $45.6 million, $52.5 million, and $47.6 million, in fiscal 2021, 2020, and 2019, respectively.

Allied Products & Other – Our other operating segments manufacture a range of Allied Products & Other that are complementary to our Pipe products. Our Allied Products & Other offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers.

Results of Operations

Fiscal Year Ended March 31, 2021 Compared with Fiscal Year Ended March 31, 2020

The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2021 and 2020. We believe this presentation is useful to investors in comparing historical results.

	2021		2020
Consolidated Statements of Operations data:
Net sales	$1,982,780	100.0%	$1,673,805	100.0%
Cost of goods sold	1,292,698	65.2	1,188,716	71.0
Cost of goods sold - ESOP special dividend compensation	—	—	168,610	10.1
Gross profit	690,082	34.8	316,479	18.9
Selling, general and administrative expenses	267,574	13.5	271,338	16.2
Selling, general and administrative - ESOP special dividend compensation	—	—	78,142	4.7
Loss on disposal of assets and costs from exit and disposal activities	4,275	0.2	5,338	0.3
Intangible amortization	73,708	3.7	57,010	3.4
Income (loss) from operations	344,525	17.4	(95,349)	(5.7)
Interest expense	35,658	1.8	82,711	4.9
Derivative (gains) losses and other (income) expense, net	(3,404)	(0.2)	1,554	0.1
Income (loss) before income taxes	312,271	15.7	(179,614)	(10.7)
Income tax expense	86,382	4.4	14,092	0.8
Equity in net (income) of unconsolidated affiliates	(201)	—	(1,909)	(0.1)
Net income (loss)	226,090	11.4	(191,797)	(11.5)
Less: net income attributable to the non- controlling interest	1,860	0.1	1,377	0.1
Net income (loss) attributable to ADS	$224,230	11.3%	$(193,174)	(11.5)%

Advanced Drainage Systems, Inc.

Net sales – The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$1,052,920	$952,603	$100,317	10.5%
Infiltrator	329,144	169,348	159,796	94.4
International	158,269	148,581	9,688	6.5
Allied Products & Other	442,447	403,273	39,174	9.7
Total Consolidated	$1,982,780	$1,673,805	$308,975	18.5%

Our fiscal 2021 consolidated net sales increased by $309.0 million, or 18.5%, compared to fiscal 2020. The increase in net sales was primarily a result of growth in our domestic Pipe segment along with the impact of including a full year of Infiltrator sales as we acquired Infiltrator on July 31, 2019 and did not report sales prior to August 2019.

Our Pipe segment experienced above-market growth in the residential, agriculture and construction markets which was mainly through higher volumes and to a lesser extent improved pricing/mix of products sold. As our product offerings included in our Allied Products & Other segment are ancillary to the Pipe segment sales as part of the complete water management solution, we experienced similar growth to Pipe segment, driven mainly by higher volumes and improved price/mix of products offerings.

Cost of goods sold and Gross profit – The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$247,266	$179,722	$67,544	37.6%
Infiltrator	178,296	82,922	95,374	115.0
International	44,463	30,666	13,797	45.0
Allied Products & Other	220,560	193,674	26,886	13.9
	690,585	486,984	203,601	41.8
Cost of goods sold - ESOP special dividend compensation	—	(168,610)	168,610	(100.0)
Intersegment eliminations	(503)	(1,895)	1,392	(73.5)
Total gross profit	$690,082	$316,479	$373,603	118.0%

Our fiscal 2021 consolidated Cost of goods sold decreased by $64.6 million, or 4.7%, and our consolidated Gross profit increased by $373.6 million, or 118.0%, compared to fiscal 2020. The ESOP special dividend compensation expense that occurred in fiscal 2020 of $168.6 million significantly impacted our gross margin for that year. Other factors impacting our gross margin included the increase in net sales from higher volumes and improved pricing, lower material costs, improved manufacturing costs driven from higher volume and leveraging our overhead costs, and the impact of including a full year of Infiltrator gross profit as we acquired Infiltrator on July 31, 2019 and did not report earnings prior to August 2019.

Selling, general and administrative expenses – The following table presents selling, general and administrative expenses as a percentage of sales for the fiscal years ended March 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Selling, general and administrative	$267,574	$271,338	$(3,764)	(1.4)%
% of Sales	13.5%	16.2%		(2.7)
Selling, general and administrative - ESOP special dividend compensation	—	78,142	(78,142)	(100.0)
% of Sales	—%	4.7%		(4.7)

Selling, general and administrative expenses for fiscal 2021 decreased $3.8 million from the prior year and as a percentage of sales, decreased by 2.7%. This decrease was a result of $21.5 million in transaction costs that occurred in fiscal 2020 relating to the Infiltrator acquisition which did not recur in fiscal 2021. In addition, ADS experienced

Advanced Drainage Systems, Inc.

reductions in various administrative categories as a result of COVID-19 restrictions on travel and entertainment, and as well as lower medical insurance costs. These decreases in selling, general and administrative expenses were partially offset by higher ESOP and stock-based compensation expenses.

Selling, general and administrative – ESOP special dividend compensation – In fiscal 2020, ESOP special dividend compensation expense of $78.1 million was allocated to selling, general and administrative expenses which did not recur in fiscal 2021.

Loss on disposal of assets and costs from exit and disposal activities – In the fiscal year ended March 31, 2021, we recorded $4.3 million of expense related to loss on disposal of assets and costs from exit and disposal activities compared to $5.3 million in the year ended March 31, 2020. The decrease in Loss on disposal of assets and costs from exit and disposal activities is due to asset disposals in fiscal 2020. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

Intangible amortization – Intangible amortization increased as a percentage of net sales primarily due to the inclusion of a full year of Infiltrator intangible asset amortization as we acquired Infiltrator on July 31, 2019.

Interest expense – Interest expense decreased $47.1 million in fiscal 2021 as compared to fiscal 2020. The decrease was primarily due to $33.2 million of the write-off of deferred financing costs and $4.2 million prepayment penalty related to the extinguishment of debt instruments in the fiscal 2020. The remainder of the decrease is due to decreased debt levels. See “Note 13. Debt” for additional discussion.

Derivative (gains) losses and other (income) expense, net – In the fiscal year ended March 31, 2021, we recorded a $3.4 million gain on Derivative (gains) losses and other (income) expenses, net, compared to a $1.6 million loss for the same period in fiscal 2020. The change is primarily due to changes in realized and unrealized diesel hedges.

Income tax expense – The following table presents the effective tax rates for the fiscal years ended March 31, 2021 and 2020.

	2021	2020
Effective tax rate	27.7%	(7.9)%

The increase in the effective tax rate was primarily due to stock appreciation from the additional ESOP shares and the Acquisition during fiscal year 2020. See “Note 18. Income Taxes” for additional information.

Equity in net (income) loss of unconsolidated affiliates – Equity in net (income) loss of unconsolidated affiliates represents our proportionate share of income or loss attributed to our unconsolidated joint venture in which we have significant influence, but not control, over operations. The equity in net (income) loss of unconsolidated affiliates decreased $1.7 million for fiscal 2021 compared for fiscal 2020. The decrease is primarily due to a decrease in the current period income at our South American Joint Venture.

Net income attributable to noncontrolling interest – Income attributable to noncontrolling interest increased by $0.5 million from net income of $1.4 million in fiscal 2020 to $1.9 million in fiscal 2021. The change is primarily attributable to fluctuations in the profitability of ADS Mexicana.

The discussion of our results of operations for the fiscal year ended March 31, 2020 compared with the fiscal year ended March 31, 2019 can be found in our fiscal 2020 Form 10-K. See Item 7. Management’s Discussion and Analysis of Financial Discussion and Results of Operations in our fiscal 2020 Form 10-K for further information on our prior period results of operations.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin - EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP. We calculate EBITDA as net income before interest, income taxes and depreciation and amortization. We calculate

Advanced Drainage Systems, Inc.

adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.

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

(Amounts in thousands)	2021	2020	2019
Net income (loss)	$226,090	$(191,797)	$81,466
Depreciation and amortization	145,586	124,940	71,900
Interest expense	35,658	82,711	18,618
Income tax expense	86,382	14,092	30,049
EBITDA	493,716	29,946	202,033
Loss on disposal of assets and costs from exit and disposal activities	4,275	5,338	3,647
ESOP and stock-based compensation expense	65,434	32,395	21,828
ESOP special dividend compensation (a)	—	246,752	—
Transaction costs (b)	1,415	22,896	699
Inventory step up related to the Acquisition	—	7,880	—
Strategic growth and operational improvement initiatives (c)	3,304	6,659	3,450
COVID-19 related expenses (d)	806	5,081	—
Restatement-related costs (e)	—	8	(1,924)
Other adjustments (f)	(1,995)	4,913	2,227
Adjusted EBITDA	$566,955	$361,868	$231,960
Adjusted EBITDA Margin	28.6%	21.6%	16.8%

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

Advanced Drainage Systems, Inc.

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

The following table presents our Adjusted EBITDA for the Company prior to the Acquisition (“Legacy ADS”), which consists of the combination of the Segment Adjusted Gross Profit for Pipe, Allied Products & Other, and International plus the portion of selling, general and administrative expenses which impacts Adjusted EBITDA and Infiltrator prior to the Acquisition (“Legacy Infiltrator”), which consists of the combination of the Segment Adjusted Gross Profit for Infiltrator plus the portion of selling, general and administrative expenses which impacts Adjusted EBITDA.

(Amounts in thousands)	2021	2020	2019
Legacy ADS Adjusted EBITDA
Pipe Adjusted Gross Profit	$322,846	$239,531	$191,002
International Adjusted Gross Profit	49,921	36,999	37,191
Allied Products & Other Adjusted Gross Profit	225,052	201,206	168,729
Unallocated selling, general and administrative expenses	(194,775)	(190,353)	(164,962)
Legacy ADS Adjusted EBITDA	$403,044	$287,383	$231,960
Legacy Infiltrator Adjusted EBITDA
Infiltrator Adjusted Gross Profit	191,163	98,245	—
Unallocated selling, general and administrative expenses	(27,135)	(21,865)	—
Legacy Infiltrator Adjusted EBITDA	$164,028	$76,380	$—
Intersegment eliminations	(117)	(1,895)	—
Consolidated Adjusted EBITDA	$566,955	$361,868	$231,960

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

(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$452,216	$306,189
Capital expenditures	(78,757)	(67,677)
Free cash flow	373,459	238,512
Total debt (debt and finance lease obligations)	841,502
Cash	195,009
Net debt (total debt less cash)	646,493
Leverage ratio	1.1

Advanced Drainage Systems, Inc.

The following table summarizes our available liquidity under our Revolving Credit Facility as of March 31, 2021:

(Amounts in thousands)	March 31, 2021
Revolver capacity	$350,000
Less: outstanding borrowings	—
Less: letters of credit	11,005
Revolver available liquidity	$338,995

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

As of March 31, 2021, we had $12.7 million in cash that was held by our foreign subsidiaries, including $4.8 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. See “Note 18. Income Taxes” for additional discussion of our plans to repatriate earnings from Canada.

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

(Amounts in thousands)	2021	2020	2019
Cash flow from operating activities	$452,216	$306,189	$151,678
Capital expenditures	(78,757)	(67,677)	(43,412)
Free cash flow	$373,459	$238,512	$108,266

Working Capital and Cash Flows

Our source of funds in fiscal 2021 was primarily driven by an increase in cash provided by operating activities due to increased income from continuing operations. Our use of cash in fiscal 2021 was primarily due to payments on our Term Loan Facility and Revolving Credit Facility, payments on our finance leases and dividend payments. During fiscal 2020, our net increase in cash amounted to $165.3 million compared to a net decrease of $8.7 million during fiscal 2019. Our sources of funds in fiscal 2020 were primarily driven by borrowings under the Term Loan Facility, Senior Notes and Revolving Credit Facility, proceeds from our Common Stock Offering and an increase in cash provided by operating activities. Our use of cash during fiscal 2020 was primarily related to the Acquisition and repayment of our previous debt arrangements.

As of March 31, 2021, we had $534.0 million in liquidity, including $195.0 million of cash, $339.0 million in borrowings available under our Revolving Credit Facility, excluding $11.0 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled interest payments on our indebtedness and required dividend payment for our convertible preferred stock for at least the next twelve months.

As of March 31, 2021, we had consolidated indebtedness (excluding finance lease obligations) of approximately $791.3 million, a decrease of $308.5 million compared to March 31, 2020.

Advanced Drainage Systems, Inc.

Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.

Working capital decreased to $424.7 million as of March 31, 2021, from $428.0 million as of March 31, 2020, primarily due to an increase in accounts payable, due to improved payment terms, offset by increased accounts receivable and inventory due to increased sales.

Working capital increased to $428.0 million as of March 31, 2020, from $260.2 million as of March 31, 2019, primarily due to an increase in cash of $165.3 million.

Operating Cash Flows - During fiscal 2021, cash provided by operating activities was $452.2 million as compared with cash provided by operating activities of $306.2 million for fiscal 2020. Cash flow from operating activities during fiscal 2021 was primarily impacted by increased income from continuing operations and improvements in payment terms on accounts payable.

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

Investing Cash Flows - During fiscal 2021, cash used for investing activities was $77.9 million. The decrease in cash used for investing activities was primarily due to the Acquisition of Infiltrator Water in fiscal 2020. Capital expenditures was $78.8 million compared to $67.7 million in fiscal 2020. Our capital expenditures in fiscal 2021 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.

During fiscal 2020, cash used for investing activities was $1,150.5 million. The decrease in cash used for investing activities was primarily due to the Acquisition of Infiltrator, net of cash acquired, in fiscal 2020. Capital expenditures was $67.7 million compared to $43.4 million in fiscal 2019. Our capital expenditures in fiscal 2020 were used primarily to support facility improvements, equipment replacements, our recycled resin and operating efficiency initiatives and technology.

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

We currently anticipate that we will make capital expenditures of approximately $130 to $150 million in fiscal 2022. Such capital expenditures are expected to be financed using funds generated by operations.

Financing Cash Flows – During fiscal 2021, cash used in financing activities was $354.5 million, due to payments on the Term Loan Facility of $207.0 million and the Revolving Credit Facility of $100.0 million. In addition, we made dividend payments of $32.1 million and $21.5 million on our finance lease obligations.

Advanced Drainage Systems, Inc.

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

(Amounts in thousands)	Sources	Uses
Bridge Loan Facility	$1,300,000	$—
Bridge Revolving Credit Facility	145,000	—
PNC Credit Agreement draw	104,429	—
Prudential Senior Notes payoff	—	(104,429)
PNC Credit Agreement payoff	—	(239,240)
Acquisition of Infiltrator, fair value of consideration transferred	—	(1,146,526)
Common stock offering, net of offering costs	293,648	—
Bridge Loan Facility - payment	—	(300,000)
Proceeds from Senior Notes Issuance	350,000	—
Bridge Loan Facility - payment	—	(300,000)
Term Loan Facility	700,000	—
Bridge Loan Facility - payment	—	(700,000)
Debt issuance costs	—	(34,606)
Cash to Balance Sheet	—	(68,276)
Total	$2,893,077	$(2,893,077)

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

Following the repayment of the ESOP loan discussed above, the ESOP’s conversion of redeemable convertible preferred stock into common stock will impact the Company’s net income, net income per share and common shares outstanding as follows (with the outstanding shares of common stock being approximately 24% greater after conversion):

Advanced Drainage Systems, Inc.

Impact on Net Income – Provided that the converted common stock do not qualify as participating securities, the Company will no longer be required to apply the two-class method to determine Net income per share once all of the redeemable convertible preferred stock is converted into common stock. After the preferred shares are fully allocated upon the repayment of the ESOP loan and all of the redeemable convertible preferred stock is converted into common stock, the Company will no longer incur the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred shares.

The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

(Amounts in thousands)	2021	2020	2019
Net (loss) income attributable to ADS	$224,230	$(193,174)	$77,772
ESOP special dividend compensation	—	246,752	—
ESOP deferred stock-based compensation	44,981	20,126	15,296

Impact on Common Stock Outstanding – The impact on the number of common shares outstanding will be as shares are converted, the number of common shares outstanding will increase.

(Shares in millions)	2021	2020	2019
Weighted average common shares outstanding	70.2	63.8	57.0
Conversion of redeemable convertible shares	16.0	17.1	17.6

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

On July 31, 2019, the Company borrowed under the Base Credit Agreement which was used to (i) finance the Merger Consideration paid in connection with the closing of the acquisition of Infiltrator by us which occurred on July 31, 2019 (the “Merger”), (ii) repay the total outstanding amount as of the Closing Date under its credit agreements, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Base Credit Agreement.

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

The Term Loan Facility has an amortization feature equal to 1% of the original $700 million balance paid in equal quarterly installments commencing on January 1, 2020 and continuing on the first day of each consecutive April, July, October and January thereafter. To the extent not previously paid, all then-outstanding amounts under the Term

Advanced Drainage Systems, Inc.

Loan Facility are due and payable on the maturity date of the Term Loan Facility, which is September 26, 2026. Borrowings under the Revolving Facility are available beginning on the Closing Date and, to the extent not previously paid, all then-outstanding amounts under the Revolving Facility are due and payable on the maturity date of the Revolving Facility, which is September 29, 2024.

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

Advanced Drainage Systems, Inc.

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

For further information, see “Note 13. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2021.

Contractual Obligations as of March 31, 2021

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt (1)	$791,250	$7,000	$14,000	$14,000	$756,250
Interest payments (2)	171,903	28,713	56,949	56,447	29,794
Operating leases	40,317	10,947	13,946	8,459	6,965
Finance leases	56,865	21,202	24,661	8,899	2,103
Total	$1,060,335	$67,862	$109,556	$87,805	$795,112

(1)	The Secured Bank Loans mature in June 2027.
(2)	Based on applicable rates and pricing margins as of March 31, 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 12. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2021. The maximum borrowing permitted under the South American Joint Venture’s credit agreement is $22 million. As of March 31, 2021, our South American Joint Venture had approximately $10.0 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $5.0 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

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

Advanced Drainage Systems, Inc.

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

•Estimates and assumptions including revenue growth rates and EBITDA used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.

•The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain.

We performed our annual impairment test for goodwill as of March 31, 2021. We performed the test for all reporting units with goodwill, which include our Domestic pipe reporting unit, the International reporting units, the Infiltrator reporting unit, and the various Allied Product reporting units.

We determined for our Domestic Pipe Reporting Unit and all Allied Products and Other reporting units that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Based on our quantitative analysis for the Canada reporting unit and Infiltrator reporting unit, the estimated fair value of each reporting unit exceeded its carrying value.

For our Infiltrator and Canada reporting units the estimated fair value exceeded the carrying value by more than 25%. For our Infiltrator and Canada reporting units, we utilized a discount rate of 13% and 15%, respectively, in determining the discounted cash flows in our fair value analysis and a long-term growth rate of 3.0% and 2.0%, respectively.

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

We did not record any impairment charges for definite-lived intangible assets in fiscal 2021, 2020, or 2019. Due to the retirement of the “Hancor” trademark in fiscal 2020, we accelerated the amortization of our “Hancor” trademark recording additional amortization expense.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2021. We determined for our indefinite-lived intangible assets that it was not more likely than not that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2021 and 2019. Based on our quantitative analysis for the fiscal year ended March 31, 2020, we determined for our indefinite-lived intangible assets that the fair value of the assets exceeded its carrying value. Accordingly, we did not incur any impairment charges for indefinite-lived intangible assets in fiscal 2021, 2020 or 2019. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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

Advanced Drainage Systems, Inc.

Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.4 million based on our borrowings as of March 31, 2021. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $7.9 million, for the year ended March 31, 2021.

Credit Risk - Financial instruments that potentially subject us to a concentration of credit risk consist principally of accounts receivable. We provide our products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. Concentrations of credit risk with respect to our accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies and end markets. One customer has an accounts receivable balance equal to approximately 20% of our Receivables balance as of March 31, 2021.

Raw Material and Commodity Price Risk - Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $4.5 million.

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

Inflation Risk - Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, primarily HDPE and PP resins. Historically, we have generally been able, over time, to recover the effects of inflation and price fluctuations through sales price increases and production efficiencies related to technological enhancements and improvements. However, we cannot reasonably estimate our ability to successfully recover any price increases.

Foreign Currency Exchange Rate Risk - We have operations in countries outside of the United States, which primarily use the respective local foreign currency as their functional currency. Each of these operations may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we sell or distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, by natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby offsetting each other to varying degrees.

In addition to the foreign currency transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for consolidated financial reporting purposes. The resulting translation adjustments are recorded net of tax impact in the Consolidated Statements of Comprehensive Income (Loss).

Advanced Drainage Systems, Inc.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-48 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2021.

Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2021 and this report is included herein.

Advanced Drainage Systems, Inc.

Remediation of Previously Identified Material Weakness

As of March 31, 2021, we have remediated the material weakness previously identified in our Fiscal 2019 Form 10-K.

In fiscal 2020, ADS Mexicana hired a new general manager and controller, as well as a manager of financial reporting and compliance. The manager of financial reporting and compliance reports to ADS finance personnel. Responsibilities within ADS Mexicana have been segregated among senior management individuals responsible for sales; quality and product development; and manufacturing. Supplemental training on ADS Mexicana’s Code of Business Conduct and Ethics has been provided to ADS Mexicana personnel and additional training has been provided to ADS Mexicana personnel who provide oversight of claims submitted to the Ethics Hotline. We have leveraged new technology implemented at ADS Mexicana that has strengthened controls and allows for further oversight by ADS, Inc. The hiring of additional ADS Mexicana personnel as described above occurred during fiscal year 2020 and necessitated additional time in fiscal 2021 for such personnel to positively impact the control environment, improve process and execute controls for a sufficient period of time such that the operating effectiveness of those changes were demonstrated through testing. We have evaluated the design and operating effectiveness of the controls implemented and concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during fiscal 2021.

Changes in Internal Control over Financial Reporting

As of March 31, 2021, management evaluated and integrated the internal controls of the acquired Infiltrator business into the Company's existing operations. Other than the controls enhanced or implemented to integrate the Infiltrator business and the remediation of the material weakness discussed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Advanced Drainage Systems, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

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

3.1A

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

3.2A

First Amendment to Second Amended and Restated Bylaws of Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on July 24, 2020).

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

4.4	Description of Registrant's Securities.

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

4.7	First Supplemental Indenture, dated March 31, 2021 among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee.#

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

Advanced Drainage Systems, Inc.

Exhibit Number	Description
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

Advanced Drainage Systems, Inc.

Exhibit Number	Description
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

10.30†

Executive Employment Agreement, dated as of November 10, 2016, by and between Advanced Drainage Systems, Inc. and Kevin C. Talley (incorporated by reference to Exhibit 10.36 of Form 10-K, filed on May 30, 2019).

10.31†

Amended and Restated Employment Agreement, effective as of May 27, 2015, by and between Infiltrator Water Technologies, LLC and Roy E. Moore, Jr. (incorporated by reference to Exhibit 10.31 of Form 10-K, filed on June 1, 2020).

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

Date: May 27, 2021

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)
By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 19, 2021.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ C. Robert Kidder**	Chairman of the Board of Directors and Director
C. Robert Kidder

	/s/ Anesa T. Chaibi **	Director
Anesa T. Chaibi

	/s/ Michael B. Coleman **	Director
Michael B. Coleman

	/s/ Robert M. Eversole**	Director
Robert M. Eversole

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Ross M. Jones**	Director
Ross M. Jones

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Manuel J. Perez de la Mesa**	Director
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

Advanced Drainage Systems, Inc.

Advanced Drainage Systems, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the "Company") as of March 31, 2021 and 2020, the related consolidated statements of the income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended March 31, 2021, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with applicable financial reporting framework accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 6 to the financial statements, effective April 1, 2019, the Company adopted FASB Accounting Standards Update (“ASU”), ASC 842 Leases, using the modified approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

F-1

Goodwill, Infiltrator Water Technologies Reporting Unit —Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $599.1 million as of March 31, 2021, of which $495.8 million was allocated to the Infiltrator reporting unit, which is the reporting unit that exhibits significant sensitivity to changes in estimates and assumptions given the limited cushion between the carrying value and estimated fair value. As of March 31, 2021, the estimated fair value of the Infiltrator reporting unit exceeded its carrying value by more than 25%.

We identified the valuation of goodwill for Infiltrator as a critical audit matter because of the significant assumptions made by management to estimate its fair value. Those assumptions included revenue growth rates, forecasted EBITDA, and the selection of the discount rate. Our performance of audit procedures to evaluate the assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the fair value of the Infiltrator reporting unit focused on revenue growth rates, forecasted EBITDA, and the selection of the discount rate and included the following procedures, among others:

•	We tested the operating effectiveness of management’s internal controls over revenue growth rates, forecasted EBITDA, and the selection of the discount rate.
•

We assessed the reasonableness of management’s forecast by comparing the forecasted revenue growth rates and forecasted EBITDA information used to Infiltrator’s historical results and internal communications to management and the board of directors, as well as comparing the forecasted revenue growth rates to peer company and industry historical revenue growth rates and forecasts.

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

May 27, 2021

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc.  and subsidiaries (the “Company”) as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31,2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 27, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Columbus, Ohio

May 27, 2021

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2021	2020
ASSETS
Current assets:
Cash	$195,009	$174,233
Receivables (less allowance for doubtful accounts of $5,323 and $5,035, respectively)	236,191	200,028
Inventories	300,961	282,398
Other current assets	10,817	9,552
Total current assets	742,978	666,211
Property, plant and equipment, net	504,275	481,380
Other assets:
Goodwill	599,072	597,819
Intangible assets, net	482,016	555,338
Other assets	85,491	69,140
Total assets	$2,413,832	$2,369,888
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,000	$7,955
Current maturities of finance lease obligations	19,318	20,382
Accounts payable	171,098	106,710
Other accrued liabilities	116,151	101,116
Accrued income taxes	4,703	2,050
Total current liabilities	318,270	238,213
Long-term debt obligation (less unamortized debt issuance costs of $2,030 and $2,419, respectively)	782,220	1,089,368
Long-term finance lease obligations	32,964	44,501
Deferred tax liabilities	162,185	175,616
Other liabilities	54,767	37,608
Total liabilities	1,350,406	1,585,306
Commitments and contingencies (see Note 15)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 19,275 and 21,562 shares outstanding, respectively	240,944	269,529
Deferred compensation — unearned ESOP shares	(11,033)	(22,432)
Total mezzanine equity	229,911	247,097
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 72,071 and 69,810 shares issued, respectively; 71,570 and 69,319 shares outstanding, respectively	11,578	11,555
Paid-in capital	918,587	827,573
Common stock in treasury, at cost	(10,959)	(10,461)
Accumulated other comprehensive loss	(24,220)	(35,325)
Retained deficit	(75,202)	(267,619)
Total ADS stockholders’ equity	819,784	525,723
Noncontrolling interest in subsidiaries	13,731	11,762
Total stockholders’ equity	833,515	537,485
Total liabilities, mezzanine equity and stockholders’ equity	$2,413,832	$2,369,888

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2021	2020	2019
Net sales	$1,982,780	$1,673,805	$1,384,733
Cost of goods sold	1,292,698	1,188,716	1,057,766
Cost of goods sold - ESOP special dividend compensation	—	168,610	—
Gross profit	690,082	316,479	326,967
Operating expenses:
Selling, general and administrative	267,574	271,338	186,027
Selling, general and administrative - ESOP special dividend compensation	—	78,142	—
Loss on disposal of assets and costs from exit and disposal activities	4,275	5,338	3,647
Intangible amortization	73,708	57,010	7,880
Income (loss) from operations	344,525	(95,349)	129,413
Other expense:
Interest expense	35,658	82,711	18,618
Derivative (gains) losses and other (income) expense, net	(3,404)	1,554	(815)
Income (loss) before income taxes	312,271	(179,614)	111,610
Income tax expense	86,382	14,092	30,049
Equity in net (income) loss of unconsolidated affiliates	(201)	(1,909)	95
Net income (loss)	226,090	(191,797)	81,466
Less: net income attributable to noncontrolling interest	1,860	1,377	3,694
Net income (loss) attributable to ADS	224,230	(193,174)	77,772
Weighted average common shares outstanding:
Basic	70,155	63,820	57,025
Diluted	71,566	63,820	57,611
Net income (loss) per share available to common stockholders:
Basic	$2.64	$(3.21)	$1.23
Diluted	$2.59	$(3.21)	$1.22

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2021	2020	2019
Net (loss) income	$226,090	$(191,797)	$81,466
Currency translation gain (loss)	12,684	(12,324)	(5,749)
Comprehensive income (loss)	238,774	(204,121)	75,717
Less: other comprehensive gain (loss) attributable to noncontrolling interest, net of tax	1,579	(2,866)	(1,129)
Less: net income attributable to noncontrolling interest	1,860	1,377	3,694
Total comprehensive income (loss) attributable to ADS	$235,335	$(202,632)	$73,152

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$226,090	$(191,797)	$81,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,586	124,940	71,900
Deferred income taxes	(13,477)	(2,924)	12,813
Loss on disposal of assets and costs from exit and disposal activities	4,275	5,338	3,647
ESOP and stock-based compensation	65,434	32,395	21,828
ESOP special dividend compensation	—	246,752	—
Amortization of deferred financing charges	382	34,476	735
Inventory step up related to Infiltrator acquisition	—	7,880	—
Fair market value adjustments to derivatives	(3,355)	3,128	2,346
Equity in net (income) loss of unconsolidated affiliates	(201)	(1,909)	95
Other operating activities	6,770	(6,005)	(5,219)
Changes in working capital:
Receivables	(34,760)	5,170	(17,953)
Inventories	(14,561)	19,086	(2,034)
Prepaid expenses and other current assets	(1,208)	(1,929)	(1,004)
Accounts payable, accrued expenses and other liabilities	71,241	31,588	(16,942)
Net cash provided by operating activities	452,216	306,189	151,678
Cash Flows from Investing Activities
Capital expenditures	(78,757)	(67,677)	(43,412)
Acquisition of Infiltrator, net of cash acquired	—	(1,089,322)	—
Other investing activities	883	6,529	868
Net cash used in investing activities	(77,874)	(1,150,470)	(42,544)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	—	1,300,000	—
Payments on Term Loan Facility	—	(1,300,000)	—
Proceeds from syndication of Term Loan Facility	—	700,000	—
Payments on syndicated Term Loan Facility	(207,000)	(51,750)	—
Proceeds from Senior Notes	—	350,000	—
Proceeds from Revolving Credit Agreement	—	277,900	—
Payments on Revolving Credit Agreement	(100,000)	(177,900)	—
Debt issuance costs	—	(34,606)	—
Proceeds from PNC Credit Agreement	—	253,900	405,700
Payments on PNC Credit Agreement	—	(388,300)	(442,800)
Payments on Prudential Senior Notes	—	(100,000)	(25,000)
Payments of notes, mortgages, and other debt	—	—	(940)
Payments on finance lease obligations	(21,491)	(27,119)	(24,284)
Proceeds from common stock offering, net of offering costs	—	293,648	—
Acquisition of noncontrolling interest in BaySaver	—	—	(8,821)
Cash dividends paid	(32,155)	(92,127)	(26,148)
Proceeds from option exercises	7,553	8,163	5,908
Other financing activities	(1,490)	(237)	(1,270)
Net cash (used in) provided by financing activities	(354,583)	1,011,572	(117,655)
Effect of exchange rate changes on cash	1,017	(1,949)	(175)
Net change in cash	20,776	165,342	(8,696)
Cash at beginning of year	174,233	8,891	17,587
Cash at end of year	$195,009	$174,233	$8,891

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained Earnings	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2018	56,889	$11,426	$364,908	413	$(8,277)	$(21,247)	$(39,214)	$307,596	$16,663	$324,259
Net income	—	—	—	—	—	—	77,772	77,772	2,862	80,634
Other comprehensive loss	—	—	—	—	—	(4,620)	—	(4,620)	(1,129)	(5,749)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,913)	(1,913)	—	(1,913)
Common stock dividend ($0.32 per share)	—	—	—	—	—	—	(18,336)	(18,336)	—	(18,336)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,410)	(4,410)
Allocation of ESOP shares to participants for:
Compensation	—	—	5,712	—	—	—	—	5,712	—	5,712
Dividend	—	—	—	—	—	—	(134)	(134)	—	(134)
Exercise of common stock options	420	4	5,908	52	(1,372)	—	—	4,540	—	4,540
Restricted stock awards	127	1	—	9	(214)	—	—	(213)	—	(213)
Stock-based compensation	—	—	6,532	—	—	—	—	6,532	—	6,532
ESOP distributions in common stock	528	5	8,604	—	—	—	—	8,609	—	8,609
Acquisition of noncontrolling interest in BaySaver	—	—	(625)	—	—	—	(593)	(1,218)	—	(1,218)
Balance March 31, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Redeemable Non- Controlling Interest in Subsidiaries	Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Amount	Equity
Balance April 1, 2018	23,300	$291,247	15,219	$(190,168)	$8,471	$109,550
Net income	—	—	—	—	832	832
Dividend paid to noncontrolling interest holder	—	—	—	—	(1,075)	(1,075)
Allocation of ESOP shares to participants for:
Compensation	—	—	(767)	9,584	—	9,584
Dividend	—	—	—	268	—	268
ESOP distributions in common stock	(689)	(8,609)	—	—	—	(8,609)
Acquisition of noncontrolling interest in BaySaver	—	—	—	—	(8,228)	(8,228)
Balance March 31, 2019	22,611	$282,638	14,452	$(180,316)	$—	$102,322

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained Earnings	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Loss	(Deficit)	Equity	Subsidiaries	Equity
Balance April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313
Net (loss) income	—	—	—	—	—	—	(193,174)	(193,174)	1,377	(191,797)
Other comprehensive loss	—	—	—	—	—	(9,458)	—	(9,458)	(2,866)	(12,324)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(10,847)	(10,847)	—	(10,847)
Common stock dividend ($1.36 per share)	—	—	—	—	—	—	(80,821)	(80,821)	—	(80,821)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(735)	(735)
Allocation of ESOP shares to participants for:
Compensation	—	—	8,164	—	—	—	—	8,164	—	8,164
Dividend	—	—	—	—	—	—	(359)	(359)	—	(359)
Special Dividend			101,189					101,189		101,189
Exercise of common stock options	571	6	8,163	7	(207)	—	—	7,962	—	7,962
Restricted stock awards	118	1	—	10	(391)	—	—	(390)	—	(390)
Stock-based compensation	—	—	12,269	—	—	—	—	12,269	—	12,269
ESOP distributions in common stock	807	8	13,101	—	—	—	—	13,109	—	13,109
Common Stock Offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648
Other	—	—	104	—	—	—	—	104	—	104
Balance March 31, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Equity
Balance April 1, 2019	22,611	$282,638	14,452	$(180,316)	$102,322
Allocation of ESOP shares to participants for:
Compensation	—	—	(957)	11,962	11,962
Dividend	—	—	—	359	359
Special Dividend			(11,645)	145,563	145,563
ESOP distributions in common stock	(1,049)	(13,109)	—	—	(13,109)
Balance March 31, 2020	21,562	$269,529	1,850	$(22,432)	$247,097

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

	Common Stock		Paid-In	Common Stock in Treasury		Accumulated Other Comprehensive	Retained	Total ADS Stockholders’	Non- controlling Interest in	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity	Subsidiaries	Equity
Balance April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)
Net (loss) income	—	—	—	—	—	—	224,230	224,230	1,860	226,090
Other comprehensive income	—	—	—	—	—	11,105	—	11,105	1,579	12,684
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(5,242)	(5,242)	—	(5,242)
Common stock dividend ($0.36 per share)	—	—	—	—	—	—	(25,443)	(25,443)	—	(25,443)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)
Allocation of ESOP shares to participants for:
Compensation	—	—	33,931	—	—	—	—	33,931	—	33,931
Dividend	—	—	—	—	—	—	(349)	(349)	—	(349)
Exercise of common stock options	368	4	7,553	—	—	—	—	7,557	—	7,557
Restricted stock awards	134	1	—	10	(498)	—	—	(497)	—	(497)
Stock-based compensation	—	—	20,453	—	—	—	—	20,453	—	20,453
ESOP distributions in common stock	1,759	18	28,567	—	—	—	—	28,585	—	28,585
Other	—	—	510	—	—	—	—	510	—	510
Balance March 31, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine
(Amounts in thousands)	Shares	Amount	Shares	Amount	Equity
Balance April 1, 2020	21,562	$269,529	1,850	$(22,432)	$247,097
Allocation of ESOP shares to participants for:
Compensation	—	—	(884)	11,050	11,050
Dividend	—	—	—	349	349
ESOP distributions in common stock	(2,287)	(28,585)	—	—	(28,585)
Balance March 31, 2021	19,275	$240,944	966	$(11,033)	$229,911

See accompanying notes to consolidated financial statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to the fiscal year. For example, 2021 refers to fiscal 2021, which is the period from April 1, 2020 to March 31, 2021.

On July 31, 2019, the Company completed the acquisition of Infiltrator Water Technologies Ultimate Holdings, Inc. (“Infiltrator”) (the “Acquisition”). Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator’ products are used in on-site septic wastewater treatment systems in the United States and Canada. See “Note 4. Acquisitions” for additional information on the Acquisition.

The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products & Other.

Principles of Consolidation - The consolidated financial statements include the Company, its wholly-owned subsidiaries, its majority owned subsidiaries, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Consolidated Balance Sheets and the related equity in earnings from these investments are included in Equity in net (income) loss of unconsolidated affiliates in the Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the fiscal 2021 presentation.

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

Advanced Drainage Systems, Inc.

Receivables and Allowance for Doubtful Accounts - Receivables include trade receivables, net of an allowance for doubtful accounts, and other miscellaneous receivables. Receivables at March 31, 2021 and 2020 are as follows:

(Amounts in thousands)	2021	2020
Trade receivables, net	$233,753	$195,968
Other miscellaneous receivables	2,438	4,060
Receivables, net	$236,191	$200,028

The Company extends credit to customers based on an evaluation of their financial condition and collateral is generally not required. The Company records an allowance for credit losses at the time accounts receivable are recorded based on the Company’s historical write-off activity, an evaluation of the current economic environment and the Company’s expectations of future economic conditions.

Inventories - Inventories are stated at the lower of cost or net realizable value. The Company’s inventories are maintained on the first-in, first-out (“FIFO”) method. Costs include the cost of acquiring materials, including in-bound freight from vendors and freight incurred for the transportation of raw materials, tooling or finished goods between the Company’s manufacturing plants and its distribution centers, direct and indirect labor, factory overhead and certain corporate overhead costs related to the production of inventory. The portion of fixed manufacturing overhead that relates to capacity in excess of normal capacity is expensed in the period in which it is incurred and is not included in inventory. Net realizable value of inventory is established with consideration given to deterioration, obsolescence, and other factors. The Company periodically evaluates the carrying value of inventories and adjustments are made whenever necessary to reduce the carrying value to net realizable value.

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

Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss on disposal of assets and costs from exit and disposal activities in the Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits.

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

Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then the Company would record an impairment loss equal to the difference. With respect to this testing, a reporting unit is a component of the Company for which discrete financial information is available and regularly reviewed by management. The fair value of goodwill is determined by considering

Advanced Drainage Systems, Inc.

both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparison. The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain. For the fiscal year ended March 31, 2021, the Company completed a quantitative assessment of the Infiltrator reporting unit and determined no impairment charge was required. For the fiscal year ended March 31, 2020, the Company completed a quantitative fair value assessment for all reporting units and determined no impairment charge was required. For all other fiscal years presented, ADS completed a quantitative fair value assessment of the Canada reporting unit and determined no impairment charge was required.

GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is not more likely than not that its fair value is less than its carrying amount. ADS applied the qualitative assessment to all other reporting units for the annual impairment tests performed as of March 31, 2021 and 2019. The qualitative assessments indicated that no impairment charges were required for goodwill.

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

GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS applied the qualitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2021 and 2019. For the qualitative test, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its latest quantitative fair value measurement. The results of this assessment indicated that it is not more likely than not that the trademarks fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for Intangible assets.

Advanced Drainage Systems, Inc.

Other Assets - Other assets include operating lease right of use assets, investments in unconsolidated affiliates accounted for under the equity method, capitalized software development costs, including cloud computing costs, deposits, central parts, and other miscellaneous assets. See “Note 6. Leases” for further information on the operating lease right of use assets. The Company capitalizes development costs for internal use software. Capitalization of software development costs begins in the application development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in Selling, general and administrative expenses or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of central parts is amortized on a straight-line basis over estimated useful lives of 3 to 10 years.

The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, the Company would adjust the investment down to its estimated fair value, which then becomes its new carrying value. The impairment charge, if any, is included in Equity in net (income) loss of unconsolidated affiliates in the Consolidated Statements of Operations. See “Note 11. Investment in Unconsolidated Affiliates.”

Other assets as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2021	2020
Right of use assets - Operating leases	$31,237	$24,875
Investments in unconsolidated affiliates	11,861	9,250
Capitalized software development costs, net	11,170	11,045
Deposits	4,649	3,842
Central parts	7,015	6,745
Other	19,559	13,383
Total other assets	$85,491	$69,140

The following table sets forth amortization expense related to Other assets in each of the fiscal years ended March 31:

(Amounts in thousands)	2021	2020	2019
Capitalized software development costs	$3,578	$3,116	$2,659
Central parts	186	87	73
Other	80	85	1,419

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

Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. The South American Joint Venture operates within Argentina, which on July 1, 2018, was identified for high inflationary accounting. The Company has determined the effect of a change in the exchange rate under high inflationary accounting does not have a material effect on the Company’s results in any annual period. For the fiscal years ended March 31, 2021 and 2020, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.

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

Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2021, 2020, and 2019 were $174.2 million, $149.0 million, and $131.3 million, respectively, and are included in Cost of goods sold. Shipping costs billed to customers were $7.3 million, $7.9 million, and $7.7 million during the fiscal years ended March 31, 2021, 2020, and 2019, respectively, and are included in Net sales.

Stock-Based Compensation - See “Note 17. Stock-Based Compensation” for information about the stock-based compensation award programs and related accounting policies.

Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The total advertising costs were $4.1 million, $4.9 million, and $3.8 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively.

Advanced Drainage Systems, Inc.

Self-Insurance - The Company is self-insured for short-term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $42.4 million, $50.3 million, and $42.4 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively, of which employees contributed $8.5 million, $7.9 million, and $6.7 million, respectively.

ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability, cybersecurity and employment practices coverage with a deductible of $0.5 million per occurrence for general liability and $0.8 million per occurrence for automobile or claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $1.7 million, $2.5 million, and $2.3 million, for the years ended March 31, 2021, 2020, and 2019, respectively.

ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.3 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $3.0 million, $3.0 million, and $2.8 million for the fiscal years ended March 31, 2021, 2020, and 2019, respectively.

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

Concentrations of Risk - The Company has a large, active customer base of approximately twenty thousand customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 22.8%, 24.3%, and 25.4% of fiscal 2021, 2020 and 2019 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.

Advanced Drainage Systems, Inc.

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 18.1% and 18.2% of Receivables at March 31, 2021 and 2020, respectively.

Derivatives - The Company recognizes derivative instruments as either assets or liabilities and measure those instruments at fair value. ADS uses interest rate swaps, commodity options in the form of collars and swaps, and foreign currency forward contracts to manage various exposures to interest rate, commodity price, and exchange rate fluctuations. These instruments do not qualify for hedge accounting treatment. Interest rate swap gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in the Consolidated Statements of Operations in Interest expense. For commodity options in the form of collars and swaps, and foreign currency forward contracts, gains and losses from contract settlements and changes in fair value of the derivative instruments are recognized in Derivative (gains) losses and other (income) expense, net in the Consolidated Statements of Operations. The Company’s policy is to present all derivative balances on a gross basis.

The Company also has forward purchase agreements in place with certain resin suppliers for virgin polyethylene resin. The agreements specify a fixed amount of virgin resin material to be purchased at a fixed price for a given period of time in quantities the Company will use in the normal course of business, and therefore, qualify as normal purchase contracts. There were no agreements outstanding as of March 31, 2021. The cost of such resin is recognized in Cost of goods sold in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Measurement of Credit Losses - In June 2016, the Finance Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) which provides amended guidance on the measurement of credit losses on financial instruments, including trade receivables. This standard requires the use of an impairment model referred to as the current expected credit loss model. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company adopted this standard effective April 1, 2020. The Company’s adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Guidance Not Yet Adopted

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

Income Taxes – In December 2019, the FASB issued an ASU to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes and improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company does not expect the adoption of this standard to have an impact on the Consolidated Financial Statements.

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the fiscal 2020 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.

2.	LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2021, the Company undertook certain restructuring activities (the “2021 Restructuring Plan”), which followed the Company’s initiation of a restructuring plan in fiscal 2018 (the “2018 Restructuring Plan”).

Advanced Drainage Systems, Inc.

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

(Amounts in thousands)	2021	2020	2019
Accelerated depreciation	$—	$—	$430
Plant severance	—	—	131
Headcount reduction	1,879	—	306
Product optimization	—	—	283
Other restructuring activities	—	—	475
Total 2021 and 2018 Restructuring Plan activities	$1,879	$—	$1,625
Acquisition related severance and other costs	—	2,557	$—
Loss on other disposals and partial disposals of property, plant and equipment	2,396	2,781	2,022
Total loss on disposal of assets and costs from exit and disposal activities	$4,275	$5,338	$3,647

The restructuring activities are classified as operating expenses and not allocated to a segment.

A reconciliation of the beginning and ending amounts of restructuring liability related to the 2021 and 2018 Restructuring Plan for the fiscal years ended March 31, 2021 and 2020 is as follows:

(Amounts in thousands)	2021	2020
Balance at beginning of year	$574	$1,696
Expenses	1,879	—
Non-cash expenses	—	—
Payments	(1,838)	(1,122)
Balance at end of year	$615	$574

As of March 31, 2021, the Company had $0.6 million of short-term severance liability related to the restructuring activities recorded in Other accrued liabilities in the Consolidated Balance Sheet.
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

The Company disaggregates net sales by Domestic, International and Infiltrator and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 21. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment.

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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The adoption of this standard resulted in the Company recording a contract asset for estimated inventory returns. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
	(In thousands)
Contract asset - product returns	$694	$594
Refund liability	1,801	1,458

Practical Expedients and Exemptions - The Company expenses incremental costs to obtain a contract (e.g. sales commissions) when incurred as the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses on the Consolidated Statements of Operations.

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

Fiscal 2020 Acquisition of Infiltrator

On July 31, 2019 (the “Closing Date”), the Company completed its Acquisition of Infiltrator pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 31, 2019. Infiltrator manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The total fair value of consideration transferred was $1,147.2 million. The Merger Agreement was funded through the Bridge Loan Facility as further described in “Note 13. Debt”. The results of operations of Infiltrator are included in the Consolidated Statements of Operations after July 31, 2019.

The following table summarizes the consideration transferred and the purchase price allocation of the assets acquired and liabilities assumed. The Company finalized the valuation of the assets acquired and liabilities assumed during the second quarter of fiscal 2021.

(Amounts in thousands)
Cash	$57,375
Total current assets, excluding cash	75,847
Property, plant and equipment	92,285
Goodwill	495,841
Intangible assets, net	575,000
Other assets	17,275
Total current liabilities	(22,038)
Deferred tax liabilities	(132,385)
Other liabilities	(11,970)
Total fair value of consideration transferred	$1,147,230

The fair value of consideration transferred includes $6.0 million of Infiltrator payable to the Company and $6.6 million of Infiltrator receivable due from the Company.

The goodwill of $495.8 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected revenue synergies, as well as operating efficiencies and cost savings. The goodwill is not deductible for tax purposes and is assigned to the Infiltrator segment.

Of the $132.4 million of purchase price allocated to deferred tax liabilities, $82.3 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $82.3 million, $80.2 million was attributed to intangible assets. See “Note 18. Income Taxes” for additional information.

The purchase price excludes transaction costs. During the fiscal year ended March 31, 2020, the Company incurred $22.9 million of transaction costs related to the Acquisition such as legal, accounting, valuation and other professional services. For tax purposes, $7.1 million of transaction costs are not deductible. The Company did not incur any transaction costs during the fiscal year end March 31, 2021. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss).

Advanced Drainage Systems, Inc.

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

The net sales to external customers of Infiltrator since the acquisition are included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020 was $169.3 million. The income before taxes of Infiltrator since the acquisition are included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020 was $8.2 million.

The unaudited pro forma information for the fiscal years ended March 31, 2020 and 2019 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

(Amounts in thousands)	2020	2019
Net sales	$1,760,208	$1,608,450
Net income (loss) attributable to ADS	(145,244)	27,411

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
5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2021	2020
Land, buildings and improvements	$263,191	$253,379
Machinery and production equipment	646,592	631,932
Transportation equipment	210,738	208,037
Construction in progress	71,873	19,925
Total cost	1,192,394	1,113,273
Less: accumulated depreciation	(688,119)	(631,893)
Property, plant and equipment, net	$504,275	$481,380

Advanced Drainage Systems, Inc.

The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31:

(Amounts in thousands)	2021	2020	2019
Depreciation expense (inclusive of leased assets depreciation)(1)	$68,034	$64,642	$59,869

(1)

Depreciation expense does not include accelerated depreciation expense from the 2018 Restructuring plan. See “Note 2. Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional discussion.

6.	LEASES

ASC 842 Adoption - In February 2016, the FASB issued an ASU which amends the guidance for leases (“ASC 842”). The Company adopted the provisions of ASC 842 beginning on April 1, 2019 using the transition methodology in ASC 842 which does not require adjustments to comparative periods or require modified disclosures. The Company elected the transition relief practical expedient package as described in ASC 842-10-65-1. ASC 842 provides lessees with the option of electing an accounting policy, by class of underlying asset, in which the lessee may choose not to separate nonlease components from lease components. The Company elected this practical expedient for leases of certain classes of equipment, including forklifts and fleet tractors and trailers. The Company also elected the accounting policy to not recognize the right-of-use asset and lease liability for leases with an accounting lease term of twelve months or less (“Short-term leases”). The adoption of ASC 842 resulted in the recording of $13.3 million of additional lease liabilities and right-of-use assets to the beginning balance of the Company’s Consolidated Balance Sheet. Infiltrator adopted ASC 842 on July 31, 2019 using the same methodology and policy elections taken by the Company on April 1, 2019. The Infiltrator adoption of ASC 842 resulted in the recording of $11.2 million of additional lease liabilities and corresponding right-of-use assets to the beginning balance of the Company’s Consolidated Balance Sheet. At the date of adoption, ASC 842 did not have an impact on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows.

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

Advanced Drainage Systems, Inc.

Lease Cost - The components of lease cost for the years ended March 31, 2021 and March 31, 2020 were:

(Amounts in thousands)	Income Statement Classification	2021	2020
Operating lease cost
Operating lease cost	Cost of goods sold	$8,391	$5,548
Operating lease cost	Selling, general and administrative	1,593	1,204
Short-term lease cost	Cost of goods sold	3,963	2,393
Total operating lease cost		$13,947	$9,145
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	16,442	17,059
Amortization of right-of-use assets	Selling, general and administrative	1,433	2,543
Interest on lease liabilities	Interest expense	2,436	4,344
Total finance lease cost		$20,311	$23,946

Supplemental cash flow information related to leases for the periods presented were as follows:

(Amounts in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,984	$6,572
Operating cash flows from finance leases	3,205	4,675
Financing cash flows from finance leases	21,491	27,119
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,173	10,529
Finance leases(a)	9,907	5,078

(a)	The Company acquired $27.6 million of property, plant and equipment under finance leases in the fiscal years ended March 31, 2019.

Supplemental balance sheet information related to leases as of the periods presented were as follows:

(Amounts in thousands)	Balance Sheet Classification	2021	2020
Operating leases
Right-of-use assets	Other assets	$31,237	$24,875
Current lease liabilities	Other accrued liabilities	8,995	7,757
Non-current lease liabilities	Other liabilities	22,393	17,173
Total operating lease liabilities		$31,388	$24,930
Finance leases
Right-of-use assets	Property, plant and equipment	80,904	90,756
Current lease liabilities	Current maturities of finance lease obligations	19,318	20,382
Non-current lease liabilities	Long-term finance lease obligations	32,964	44,501
Total finance lease liabilities		$52,282	$64,883

Weighted average lease term (in years):
Operating leases		6.46	6.97
Finance leases		9.39	10.72
Weighted average discount rate:
Operating leases		3.75%	3.57%
Finance leases		4.90%	5.36%

Advanced Drainage Systems, Inc.

The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2021:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$10,947	$21,202
Year 2	7,691	14,816
Year 3	6,255	9,845
Year 4	5,128	5,856
Year 5	3,331	3,043
Thereafter	6,965	2,103
Total minimum lease payments	$40,317	$56,865
Less: amount representing interest	8,929	4,583
Present value of net minimum lease payments	$31,388	$52,282

As of March 31, 2020, total contractual obligations for operating and finance leases were as follows:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$8,511	$23,492
Year 2	5,717	19,478
Year 3	3,839	13,182
Year 4	2,768	8,355
Year 5	2,041	4,736
Thereafter	6,075	4,722
Total minimum lease payments	$28,951	$73,965
Less: amount representing interest	4,021	9,082
Present value of net minimum lease payments	$24,930	$64,883

Disclosures Related to Periods Prior to the Adoption of ASC 842 –

The following sets forth the interest and depreciation expense related to capital leases recorded in each fiscal year ended March 31:

(Amounts in thousands)	2019
Lease interest expense	$5,215
Depreciation of leased assets	19,155

7.	INVENTORIES

Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2021	2020
Raw materials	$75,294	$66,524
Finished goods	225,667	215,874
Total Inventories	$300,961	$282,398

The Company had no work-in-process inventories as of March 31, 2021 and 2020. During fiscal years ended March 31, 2021 and 2020, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $40.1 million and $38.8 million, respectively, of which $7.9 million and $8.6 million remained in inventory at March 31, 2021 and 2020, respectively.

Advanced Drainage Systems, Inc.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The carrying amount of goodwill by reportable segment is as follows:

	As Previously Reported
(Amounts in thousands)	Domestic	International	Pipe	Infiltrator	Allied Products & Other	Total
Balance at March 31, 2019	$92,105	$10,533	$—	$—	$—	$102,638
Reallocation due to change in segments	(92,105)	—	57,663	—	34,442	—
Acquisition	—	—	—	495,841	—	495,841
Currency translation	—	(660)	—	—	—	(660)
Balance at March 31, 2020	$—	$9,873	$57,663	$495,841	$34,442	$597,819
Currency translation	—	1,253	—	—	—	1,253
Balance at March 31, 2021	$—	$11,126	$57,663	$495,841	$34,442	$599,072

Intangible Assets – Intangible assets as of March 31, 2021 and 2020 consisted of the following:

	2021			2020
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$177,579	$(49,842)	$127,737	$177,579	$(32,437)	$145,142
Customer relationships	377,742	(97,115)	280,627	377,742	(47,051)	330,691
Patents	8,985	(6,884)	2,101	8,951	(6,419)	2,532
Trademarks and tradenames	69,878	(10,193)	59,685	69,847	(4,736)	65,111
Total definite lived intangible assets	634,184	(164,034)	470,150	634,119	(90,643)	543,476
Indefinite-lived intangible assets (a)
Trademarks	11,866	—	11,866	11,862	—	11,862
Total Intangible assets	$646,050	$(164,034)	$482,016	$645,981	$(90,643)	$555,338

(a)	Indefinite-lived intangible assets decreased as a result of foreign currency translation.

The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2021:

	Amortization expense (in thousands)
	2021	2020	2019	Weighted Average Amortization Period (in years)
Developed technology	$17,405	$12,517	$2,517	7.2
Customer relationships	50,177	36,093	3,546	14.8
Patents	699	522	546	2.9
Non-compete and other contractual agreements	—	22	22	—
Trademarks and tradenames	5,427	7,856	1,249	17.1

The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2021:

	Fiscal Year
(Amounts in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Amortization expense	$60,767	$51,970	$47,681	$44,591	$40,815	$224,326	$470,150

Advanced Drainage Systems, Inc.

9.	FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements

The assets and liabilities carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$1,194	$—	$1,194	$—
Total assets at fair value on a recurring basis	$1,194	$—	$1,194	$—
Liabilities:
Derivative liability - diesel fuel contracts	$32	$—	$32	$—
Total liabilities at fair value on a recurring basis	$32	$—	$32	$—

	March 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$36	$—	$36	$—
Total assets at fair value on a recurring basis	$36	$—	$36	$—
Liabilities:
Derivative liability - diesel fuel contracts	$2,228	$—	$2,228	$—
Contingent consideration for acquisitions (a)	60	—	—	60
Total liabilities at fair value on a recurring basis	$2,288	$—	$2,228	$60
(a)	The fair value of the contingent consideration for acquisitions is based on management’s estimate of contractual payments based on future product certifications obtained.

There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2021 and 2020.

Valuation of Contingent Consideration for Acquisitions - The method used to price these liabilities is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The following table presents the carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 13. Debt”) for the periods presented:

Advanced Drainage Systems, Inc.

	March 31, 2021		March 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)		(In thousands)
Senior Notes	$367,633	$350,000	$314,951	$350,000

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
10.	INVESTMENT IN CONSOLIDATED AFFILIATES

ADS has one consolidated joint venture, ADS Mexicana, which is 51% owned by the Company’s wholly-owned subsidiary ADS Worldwide, Inc. The equity owned by the Company’s joint venture partner is shown as Noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.

ADS Mexicana - ADS participates in joint ventures for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe and PVC conduit in emerging markets. ADS invested in ADS Mexicana for the purpose of expanding upon growth of manufacturing and selling ADS licensed HDPE corrugated pipe and related products in the Mexican and Central American markets via the joint venture partner’s local presence and expertise throughout the region. The Company executed a Technology, Patents and Trademarks Sub-License Agreement and a Distribution Agreement with ADS Mexicana that provides ADS Mexicana with the rights to manufacture and sell ADS licensed products in Mexico and Central America. The Company has concluded that it holds a variable interest in and is the primary beneficiary of ADS Mexicana based on the power to direct the most significant activities of ADS Mexicana and the obligation to absorb losses and the right to receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, the Company is required to consolidate the assets and liabilities of ADS Mexicana.

The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2021 and 2020. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2021	2020
Assets
Current assets	$21,556	$18,357
Property, plant and equipment, net	13,891	12,438
Other noncurrent assets	1,425	1,317
Total assets	$36,872	$32,112
Liabilities
Current liabilities	$9,186	$6,350
Noncurrent liabilities	1,462	1,131
Total liabilities	$10,648	$7,481

Advanced Drainage Systems, Inc.

11.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company participates in an unconsolidated joint venture, the South American Joint Venture, which is 50% owned by the Company’s wholly-owned subsidiary ADS Chile.

South American Joint Venture - The Company’s investment in this unconsolidated joint venture was formed for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. The Company has concluded that it is appropriate to account for this investment using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Consolidated Statements of Operations under Equity in net (income) loss of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Consolidated Balance Sheets. The Company is not required to consolidate the South American Joint Venture as it is not the primary beneficiary, although the Company does hold significant variable interests in the South American Joint Venture through the equity investment and debt guarantee.

12.     RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. ADS Mexicana’s Revolving Credit Facility expired on June 22, 2018 and was replaced by an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2021 and 2020, there were no borrowings under the Intercompany Note.

South American Joint Venture - The Company’s South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2021. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2023. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2021 and 2020, the outstanding principal balance of the credit facility including letters of credit was $10.0 million and $9.3 million, respectively. As of March 31, 2021, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2021 was 3.5% on Chilean peso denominated loans.

Tigre-ADS USA - Tigre-ADS USA was a joint venture established to manufacture and sell PVC fittings for waterworks, plumbing, and HVAC applications primarily in the United States and Canadian markets. ADS owned 49% of the outstanding shares of capital stock of Tigre-ADS USA which it exchanged for a release from the existing debt guarantees in fiscal 2019. The Company still considers Tigre-ADS USA a related party as a result of the Company’s joint venture in the South American Joint Venture discussed above.

The following tables summarizes the purchases by ADS from related parties and sales by ADS to related parties for the periods presented:

(Amounts in thousands)	2021	2020	2019
Purchases from South American Joint Venture	$547	$696	$1,323
Sales to South American Joint Venture	582	934	1,191
Purchases from Tigre USA	1,970	1,966	354

Advanced Drainage Systems, Inc.

13.	DEBT

Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2021	2020
Term Loan Facility	$441,250	$648,250
Senior Notes	350,000	350,000
Revolving Credit Facility	—	100,000
Equipment financing	—	1,492
Total	791,250	1,099,742
Unamortized debt issuance costs	(2,030)	(2,419)
Current maturities	(7,000)	(7,955)
Long-term debt obligations	$782,220	$1,089,368

Bridge Credit Facility - On July 31, 2019, the Company entered into a credit agreement (the “Base Credit Agreement”) by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto.

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

On July 31, 2019, the Company borrowed approximately $1.3 billion under the Bridge Loan Facility and $145 million under the Bridge Revolving Credit Facility, which amounts were to (i) finance the consideration paid in connection with the closing of the Acquisition, (ii) repay the total outstanding amount as of the Closing Date under the Company’s then existing revolving credit facility with PNC, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator under its outstanding credit facility in effect prior to the Acquisition, and (iv) pay certain transaction fees and expenses associated with the Acquisition and the Bridge Loan Facility. Approximately $300.0 million of outstanding borrowings under the Base Credit Agreement were repaid on September 10, 2019 with proceeds from the Company’s public offering of common stock as further described in “Note 19. Net Income Per Share and Stockholders’ Equity” and approximately $300.0 million of outstanding borrowings under the Bridge Loan Facility were repaid on September 23, 2019 with proceeds from the Company’s offering of $350.0 million Senior Notes, as defined and further described below.

As a result of this borrowing, on July 31, 2019, the Company initially capitalized approximately $46.9 million of deferred financing fees associated with the Bridge Credit Facility. This amount was later reduced by $14.9 million due to refunds received by ADS. The remaining deferred financing costs were written off due to loss on early extinguishment of debt resulting from the $300.0 million principal payment primarily from the Common Stock Offering, $300.0 million principal payment from the issuance of Senior Notes due 2027, and $700.0 million principal payment from the issuance of the Senior Secured Credit Facility on September 24, 2019. These financings resulted in the Company treating the Bridge Credit Facility as having been extinguished and replaced with the Common Stock Offering, Senior Notes due 2027 and the syndicated Senior Secured Credit Facility for accounting purposes under ASC 470-50 Modifications and Extinguishments. The loss on early extinguishment of debt, which is included in Interest expense in the Company's Consolidated Statements of Operations, primarily reflects the write-off of unamortized debt issuance costs and discounts.

Advanced Drainage Systems, Inc.

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

Repayment of PNC Credit Agreement - On the Closing Date, using borrowings of the new Bridge Loan Facility the Company repaid in full all of its and its subsidiaries indebtedness and other obligations totaling $239.2 million under the PNC Credit Agreement. Concurrently with the repayment, all security interests and liens held by the Collateral Agent (as defined in the PNC Credit Agreement) securing the PNC Credit Agreement were terminated and released and the PNC Credit Agreement was terminated.

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

New Senior Secured Credit Facility - On September 24, 2019, the Company successfully completed a $700 million syndication of the remaining balance of the Bridge Credit Facility subsequent to the aforementioned Common Stock Offering and Senior Notes due 2027 and in connection with the syndication, the Company amended the Base Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility reduced the applicable margin utilized in the determination of the interest rate, as well as other provisions.

The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). During fiscal 2020, the Company paid $51.8 million of the Term Loan Facility. During fiscal 2021, the Company paid $207.0 million of the Term Loan Facility and $100.0 million of the Revolving Credit Facility. Letters of credit outstanding at March 31, 2021 amount to $11.0 million and reduced the availability of the Revolving Credit Facility.

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

The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured Credit Facility. As of March 31, 2021, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.

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

Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2021 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Principal maturities	$7,000	$7,000	$7,000	$7,000	$7,000	$756,250	$791,250

14.	DERIVATIVE TRANSACTIONS

The Company uses interest rate swaps and commodity options in the form of collars and swaps to manage its various exposures to interest rate and commodity price fluctuations. For the interest rate swap executed on June 28, 2017, gains and losses resulting from the difference between the spot rate and applicable base rate is recorded in Interest expense. The Company’s interest rate swap was terminated during the year ended March 31, 2020 in conjunction with the new Senior Secured Credit Facility. For collars and commodity swaps, contract settlement gains and losses are recorded in the Consolidated Statements of Operations in Derivative (gains) losses and other (income) expense, net. Gains and losses related to mark-to-market adjustments for changes in fair value of the derivative contracts are also recorded in the Consolidated Statements of Operations in Derivative (gains) losses and other (income) expense, net.

A summary of the fair values for the various derivatives at March 31, 2021 and 2020 is presented below:

	2021
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$1,125	$69	$(31)	$(1)

	2020
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
Diesel fuel option collars and swaps	$21	$15	$(2,000)	$(228)

The Company recorded net losses and net (gains) on mark-to-market adjustments for changes in the fair value of derivative contracts as well as net losses and net (gains) on the settlement of derivative contracts as follows:

	Net Unrealized Mark-to-Market Losses (Gains)
(Amounts in thousands)	2021	2020	2019
Interest rate swaps	$—	$1,029	$1,712
Foreign exchange forward contracts	—	—	60
Diesel fuel option collars and swaps	(3,355)	2,099	574
Total net unrealized mark to market losses (gains)	$(3,355)	$3,128	$2,346

	Net Realized Losses (Gains)
(Amounts in thousands)	2021	2020	2019
Interest rate swaps	$—	$378	$(329)
Foreign exchange forward contracts	47	102	(163)
Diesel fuel option collars and swaps	1,409	357	(698)
Total net realized losses (gains)	$1,456	$837	$(1,190)

Advanced Drainage Systems, Inc.

15.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company, also, enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of March 31, 2021.

Litigation and Other Proceedings - The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. The Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse impact on the Company’s financial position or results of operations. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.
16.	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (“ESOP”) - The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993. The Plan was funded through a transfer of assets from the Company’s tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Within 30 days following the repayment of the ESOP loan, which will occur no later than March 2023, the ESOP committee can direct the shares of redeemable convertible preferred stock owned by the ESOP to be converted into shares of the Company’s common stock. The Plan operates as a tax-qualified leveraged ESOP and was designed to enable eligible employees to acquire stock ownership interest in ADS. Employees of ADS who have reached the age of 18 are generally eligible to participate in the Plan on March 31 after six months of service. Upon retirement, disability, death, or vested terminations, (i) a participant or designated beneficiary may elect to receive the amount in their account attributable to the 1993 transfer of assets from the Company’s tax-qualified profit sharing retirement plan in the form of cash or ADS stock with any fractional shares paid in cash; (ii) stock credited to the participants’ ESOP stock account resulting from the ESOP’s loan repayments are distributed in the form of ADS stock, and (iii) amounts credited to the participants’ ESOP cash account are distributed in the form of cash. Upon attainment of age 50 and seven years of participation in the Plan, a participant may elect to diversify specified percentages of the number of shares of ADS stock credited to the participant’s ESOP stock account in compliance with applicable law.

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

The carrying value of redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, is reported as Deferred compensation — unearned ESOP shares within the Mezzanine equity section of the Consolidated Balance Sheets.

Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period are recognized based upon the annual fair value of the shares allocated. Deferred compensation — unearned ESOP shares is relieved at fair value, with any difference between the annual fair value and the carrying value of shares when allocated being added to Additional paid in capital. The fair value of the shares allocated was $79.56, $22.70, and $19.90 per share of redeemable convertible preferred stock at March 31, 2021, 2020, and 2019, respectively, resulting in an average annual fair value per share of $51.13, $21.31, and $19.95 per share for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. During the fiscal years ended March 31, 2021, 2020, and 2019, the Company recognized compensation expense of $45.0 million, $20.1 million, and $15.3 million, respectively, related to allocation of ESOP shares to participants.

Advanced Drainage Systems, Inc.

Required dividends on allocated shares are generally passed through and paid in cash to the participants and required dividends on unallocated shares are paid in cash to the Plan and generally used to service the Plan’s debt. The ESOP committee directed the Plan trustee to retain dividends on unallocated ADS shares rather than to service the Plan’s debt. In the fiscal years ended March 31, 2021, 2020, and 2019, the Company recognized compensation expense and the trustee retained $0.0 million, $0.0 million and $3.3 million, respectively, for dividends on unallocated ADS shares. These dividends were allocated to participants based on the total shares in their account in relation to total shares allocated at March 31, 2021 and 2020.

Redeemable Convertible Preferred Stock - The Trustee of the Company’s ESOP has the ability to put shares of the redeemable convertible preferred stock to the Company absent a market for the Company’s common stock, and as a result the redeemable convertible preferred stock is classified as Mezzanine equity in the Company’s Consolidated Balance Sheets. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock have a put right to require the Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2021, the applicable redemption value was $0.7818 per share as there were no unpaid cumulative dividends.

Given that the event that may trigger redemption of the Redeemable convertible preferred stock (the listing or quotation on a market more senior than the OTC Bulletin Board) is not solely within the Company’s control, the redeemable convertible preferred stock is presented in the mezzanine equity section of the Consolidated Balance Sheets. As of March 31, 2021, the Company did not adjust the carrying value of the redeemable convertible preferred stock to its redemption value or recognize any changes in fair value as the Company did not consider it probable that the Redeemable convertible preferred stock would become redeemable.

The Redeemable convertible preferred stock has a required cumulative 2.5% dividend (based on the liquidation value of $0.7818 per share) and is convertible at a rate of 0.7692 shares of common stock for each share of Redeemable convertible preferred stock. The 2.5% annual dividend is payable in cash or additional shares of the Redeemable convertible preferred stock. During the first quarter of fiscal 2021, the Board of Directors approved the 2.5% annual dividend to be paid in cash on March 31, 2021 to stockholders of record as of March 15, 2021. The Redeemable convertible preferred stock has a liquidation value of $0.7818 per share that must be paid before any distribution or payment may be made to holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of ADS.

During fiscal year ended March 31, 2020, the Board of Directors approved a special cash dividend of $1.00 per share. See “Note 19. Net Income Per Share and Stockholders’ Equity” for additional information. Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2021 and 2020, respectively, are summarized in the following table.

(Amounts in thousands)	2021	2020
Quarterly cash dividends	$5,238	$10,840
Annual cash dividends	4	7
Total cash dividends	$5,242	$10,847
Annual stock dividend	349	359
Annual cash dividend	4	7
Total ESOP required dividends	$353	$366
Allocated shares	18,124	18,756
Required dividend per share	0.0195	0.0195
Required dividends	$353	$366

In the fiscal years ended March 31, 2021 and 2020, 0.9 million and 1.0 million shares of redeemable convertible preferred stock, respectively, were allocated to the ESOP participants, including, in addition to the cash dividends.

Advanced Drainage Systems, Inc.

Executive Retirement Expense – ADS has employment agreements with certain executives that include potential payments to be made to those executives upon termination at the required retirement age, which is accrued on a straight-line basis over the service period. The compensation (benefit) expense recorded related to the executive termination payments for the fiscal years ended March 31, 2021, 2020, and 2019 was $0.0 million, $0.2 million and $(0.2) million, respectively, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2021 and 2020, the executive termination payment obligation was $2.5 million and $2.6 million, respectively, and is included in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets.

Profit-Sharing Retirement Plan - The Company has a tax-qualified profit-sharing retirement plan with a 401(k) feature, into which Infiltrator is part of beginning in the fiscal year ended March 31, 2021, covering substantially all U.S. eligible employees. Except for employer matching contributions made on behalf of Infiltrator employee-participants, the Company did not make employer contributions to this plan in the fiscal years ended March 31, 2021, 2020, and 2019. The Company has defined contribution postretirement benefit plans covering Canadian employees. The Company recognized costs of $0.6 million, $0.5 million and $0.4 million in the fiscal years ended March 31, 2021, 2020, and 2019, respectively.

COVID-19 Pandemic Pay – In fiscal 2020, the Company communicated to all hourly employees that each would be entitled to the equivalent of two weeks, or 80 hours, of pandemic pay regardless of whether they experienced any interruption of employment. The Company recognized pandemic pay costs in Costs of goods sold on the Company’s Consolidated Statement of Operations and accrued pandemic pay liability in Other accrued liabilities on the Company’s Consolidated Balance Sheet of $4.8 million in the fiscal year ended March 31, 2020. The Company did not recognize any pandemic pay in fiscal year 2021.

17.	STOCK-BASED COMPENSATION

The Company has several programs for stock-based payments to employees and directors, including stock options, performance-based restricted units and restricted stock. Stock-based compensation expense is recorded in Selling, general and administrative expenses and Cost of goods sold in the Consolidated Statements of Operations.

The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020, and 2019:

(Amounts in thousands)	2021	2020	2019
Component of income before income taxes:
Cost of goods sold	$1,931	$897	$317
Selling, general and administrative expenses	18,522	11,372	6,215
Total stock-based compensation expense	$20,453	$12,269	$6,532

The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2021, 2020, and 2019:

(Amounts in thousands)	2021	2020	2019
Stock-based compensation expense:
Stock options	$2,908	$2,554	$2,550
Restricted stock	5,177	3,807	2,064
Performance-based restricted stock units	11,017	4,682	869
Non-employee director restricted stock	1,351	1,226	1,049
Total stock-based compensation expense	$20,453	$12,269	$6,532

Stock option awards are measured based on the grant date estimated fair value of each award. Compensation expense for stock options is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.

Advanced Drainage Systems, Inc.

The following table summarizes the assumptions used in estimating the fair value of stock options:

	2021	2020	2019
Common stock price	$41.97 - $71.55	$27.44 - $41.85	$25.75 - $27.99
Expected stock price volatility	35.5% - 36.3%	30.1% - 30.9%	30.3% - 31.1%
Risk-free interest rate	0.4% - 0.6%	1.4% - 2.3%	2.9% - 3.1%
Weighted-average expected life (years)	6.0	6.0	6.0
Dividend yield	0.5% - 0.9%	0.9% - 1.3%	1.1% - 1.2%

The fair value of restricted stock and performance-based restricted stock units is based on the fair value of the Company’s common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.

2017 Omnibus Plan

On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. The 2017 Incentive Plan provides for the issuance of a maximum of 3.5 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 1.3 million shares available for awards as of March 31, 2021.

Stock Options - The stock option activity for the fiscal year ended March 31, 2021 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	785	$25.01	8.4
Granted	258	42.60	—
Exercised	(89)	25.78	—
Forfeited	(15)	30.30	—
Outstanding at end of year	939	29.69	7.9
Vested at end of year	386	23.21	7.0
Unvested at end of year	553	34.22	8.5
Fair value of options granted during the year		$13.29

As of March 31, 2021, there was a total of $3.5 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Incentive Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.8 years. All outstanding options are expected to vest. The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2021 was $69.2 million and $31.0 million, respectively. There were 0.1 million options that were exercised during the fiscal year ended March 31, 2021.

Advanced Drainage Systems, Inc.

Restricted Stock - The information about the unvested restricted stock grants as of March 31, 2021 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	388	$30.38
Granted	132	44.04
Vested	(130)	27.46
Forfeited	(8)	31.63
Unvested at end of year	382	$36.03

At March 31, 2021, there was approximately $7.3 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.6 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2021, 2020 and 2019 was $3.6 million, $2.3 million and $2.0 million, respectively.

Performance-based Restricted Units (“performance units”) - The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	389	$31.07
Granted	106	50.29
Vested	—	—
Forfeited	(10)	33.55
Unvested at end of year	485	$35.21

At March 31, 2021, there was approximately $11.3 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.5 years. For the performance units granted in fiscal 2021, 2020 and 2019, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free cash flow for the performance period. The performance units each have a 3-year performance period. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.

In addition to the performance units based on ADS performance, the Company issued performance units based on the achievements of other performance targets. During fiscal year 2020, the Company granted 0.1 million units, subject to achieving predetermined synergies of the now consolidated legacy ADS business and Infiltrator, and 0.1 million units, subject to performance conditions of the Infiltrator reportable segment. For the performance units based on the Infiltrator reportable segment, 75% of the award is based upon the achievement of certain levels of Adjusted EBITDA for the performance period and 25% is based upon the achievement of certain levels of Free cash flow for the performance period. These two performance unit grants have a performance period from August 1, 2019 through March 31, 2022.

2000 and 2013 Stock Options Plans

2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) provided for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provided for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2021.

Advanced Drainage Systems, Inc.

The stock option activity for the fiscal year ended March 31, 2021 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	71	$14.69	3.4
Granted	—	—	—
Exercised	(30)	14.22	—
Forfeited	(4)	15.74	—
Outstanding at end of year	37	14.97	2.6
Vested at end of year	22	14.45	2.3
Unvested at end of year	15	15.74	3.0
Fair value of options granted during the year		$—

As of March 31, 2021, there was a total of less than $0.1 million of unrecognized compensation expense related to unvested stock option awards under the 2000 plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 0.3 years. All options are expected to vest.

During the fiscal years ended March 31, 2021 and 2020, approximately 0.1 million shares vested each year. No options vested during fiscal year ended March 31, 2019. No options were granted during the fiscal years ended March 31, 2021, 2020, and 2019. The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2021 was $3.3 million and $2.0 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2021, 2020, and 2019 were $2.1 million, $0.2 million and $0.8 million, respectively.

2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) provided for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provided for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2021. All outstanding options are expected to vest.

The stock option activity for the fiscal year ended March 31, 2021 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	565	$19.45	4.7
Granted	—	—	—
Exercised	(249)	19.40	—
Forfeited	—	—	—
Outstanding at end of year	316	19.48	3.7
Vested at end of year	312	19.43	3.6
Unvested at end of year	4	24.20	5.0
Fair value of options granted during the year		$—

As of March 31, 2021, there was a total of less than $0.1 million of unrecognized compensation expense related to unvested stock option awards under the 2013 Plan that will be recognized as an expense as the awards vest over the remaining weighted average service period of 0.7 years.

The aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2021 was $26.5 million and $26.2 million, respectively. The total fair value of options that vested during the fiscal years

Advanced Drainage Systems, Inc.

ended March 31, 2021, 2020, and 2019 were $0.1 million, $0.8 million, and $2.6 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2021 was $15.2 million.

2008 Restricted Stock Plan

On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provided for the issuance of restricted stock awards to certain key employees. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares.

The Company had no shares available for grant under this plan as of March 31, 2021. The Company expects all restricted stock grants to vest.

At March 31, 2021, there was less than $0.1 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 0.6 years. During the fiscal years ended March 31, 2021, 2020, and 2019, the total fair value of restricted stock that vested was $0.2 million, $0.9 million and $1.4 million, respectively.

18.     INCOME TAXES

The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2021	2020	2019
United States	$291,296	$(186,209)	$103,559
Foreign	20,975	6,595	8,051
Total	$312,271	$(179,614)	$111,610

The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2021	2020	2019
Current:
Federal	$76,986	$10,867	$11,575
State and local	17,189	4,655	3,998
Foreign	5,921	1,546	2,050
Total current tax expense	100,096	17,068	17,623
Deferred:
Federal	(12,250)	210	11,745
State and local	(1,269)	(1,228)	1,795
Foreign	(195)	(1,958)	(1,114)
Total deferred tax expense (benefit)	(13,714)	(2,976)	12,426
Total Income tax expense	$86,382	$14,092	$30,049

Advanced Drainage Systems, Inc.

For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
ESOP stock appreciation, ESOP dividends and special dividend(a)	2.7	(30.3)	3.2
Effect of tax rate of foreign subsidiaries	0.5	0.6	(0.3)
State and local taxes—net of federal income tax benefit	3.9	(1.7)	4.6
Uncertain tax position change	(0.5)	1.2	(1.3)
Equity-based compensation	(1.4)	1.1	(0.4)
Executive compensation	1.5	(0.8)	1.1
Net operating losses	0.2	1.9	—
Other	(0.2)	(0.9)	(1.0)
Effective rate	27.7%	(7.9)%	26.9%

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

As discussed in “Note 4. Acquisitions”, the Company acquired Infiltrator on July 31, 2019. During the year ended March 31, 2020, as part of the purchase price, approximately $132.4 million was attributed to deferred tax liabilities. Of the $132.4 million, $82.3 million related to the step up of GAAP basis for fair market valuations, while the remaining $50.1 million were acquired deferred tax liabilities. Of the total $82.3 million, $80.2 million was attributed to intangibles. The Company also acquired a federal net operating loss of $24.0 million.

As of March 31, 2021, the Company plans to repatriate earnings from Canada and believes that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes. No deferred tax liability has been recognized as of March 31, 2021. The Company has approximately $21.0 million of undistributed earnings from other foreign entities that are intended to be reinvested indefinitely with the exception of cash dividends paid by the Company’s ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.

Advanced Drainage Systems, Inc.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2021	2020
Deferred tax assets:
Inventory	805	2,065
Stock-based compensation	5,084	2,770
Worker’s compensation	2,603	2,317
Net operating loss and credit carryforwards	1,202	2,059
Operating lease liabilities	7,403	6,160
Other	7,878	6,684
Total deferred tax assets	24,975	22,055
Less: valuation allowance	(405)	(941)
Total net deferred tax assets	24,570	21,114
Deferred tax liabilities:
Intangible assets	106,012	121,276
Property, plant and equipment	66,546	63,649
Operating lease assets	7,365	6,147
Goodwill	5,686	4,527
Other	568	600
Total deferred tax liabilities	186,177	196,199
Net deferred tax liabilities	$161,607	$175,085

Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2021	2020
Net non-current deferred tax assets	$578	$531
Net non-current deferred tax liabilities	162,185	175,616

As a result of the acquisition of Infiltrator, the Company acquired state net operating losses (“NOLs”) and state credit carryforward attributes. The Company has recorded deferred tax assets related to state NOLs of $0.9 million as of March 31, 2020, with carryforward periods ranging from 5 to 20 years. Any losses not utilized within a specific state’s carryforward period will expire. A valuation allowance has been recorded against $0.1 million of these deferred tax assets as of March 31, 2020 for state NOLs that the Company does not expect to realize within their respective carryforward periods. The Company has no deferred tax assets and valuation allowances related to state NOLs as of March 31, 2021. Tax benefits associated with state tax credits will also expire if not utilized and amounted to $0.9 million and $0.8 million at March 31, 2021 and 2020, respectively. A valuation allowance in the amount of $0.3 million and $0.5 million has been established related to state credits the Company does not expect to utilize as of March 31, 2021 and 2020, respectively.

Deferred tax assets related to foreign NOLs were $0.1 million and $0.3 million as of March 31, 2021 and 2020, respectively, with carryforward periods ranging from 20 years to indefinite carryforward periods. Any losses not utilized within a specific carryforward period will expire. A valuation allowance has been recorded against $0.1 million of these deferred tax assets as of March 31, 2021 and 2020 for foreign NOLs that the Company does not expect to realize within their respective carryforward periods.

Advanced Drainage Systems, Inc.

Accounting for Uncertain Tax Positions

As of March 31, 2021, The Company had unrecognized tax benefit of $1.7 million, which if resolved favorably, would reduce income tax expense by $1.7 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31 is as follows:

(Amounts in thousands)	2021	2020	2019
Balance at beginning of year	$3,343	$5,681	$7,593
Tax positions taken in current year	—	—	164
Decreases in tax positions for prior years	—	(1,398)	(198)
Increases in tax positions for prior years	105	1,907	136
Settlements	(284)	(124)	(200)
Lapse of statute of limitations	(1,640)	(2,589)	(1,595)
Foreign translation adjustment	162	(134)	(219)
Balance at end of year	$1,686	$3,343	$5,681

The short-term portion of the unrecognized tax benefit of $0.3 million at March 31, 2021 is recorded in Other accrued liabilities on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $0.5 million and $0.8 million at March 31, 2021 and 2020, respectively.

The Company believes that over the next twelve months, it is reasonably possible that up to $0.3 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.

The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2018 through March 31, 2021. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2017 through March 31, 2021. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2017 through March 31, 2021.
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

Holders of certain unvested participating restricted stock have non-forfeitable rights to dividends when declared on common stock, and holders of redeemable convertible preferred stock participate in dividends on an as-converted basis when declared on common stock. As a result, unvested participating restricted stock and redeemable convertible preferred stock meet the definition of participating securities, which requires the Company to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders.

The dilutive effect of stock options, redeemable common stock, performance units and unvested nonparticipating restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. These potential common stock equivalents are only included in the calculations when their effect is dilutive.

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2021, 2020, and 2019, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2021	2020	2019
NET INCOME (LOSS) PER SHARE — BASIC:
Net income (loss) attributable to ADS	$224,230	$(193,174)	$77,772
Adjustment for:
Dividends paid to participating securities	(5,591)	(11,544)	(2,116)
Net income available to common stockholders and participating securities	218,639	(204,718)	75,656
Undistributed income allocated to participating securities	(33,251)	—	(5,474)
Net income available to common stockholders — Basic	185,388	(204,718)	70,182
Weighted average number of common shares outstanding — Basic	70,155	63,820	57,025
Net income (loss) per common share — Basic	$2.64	$(3.21)	$1.23
NET INCOME (LOSS) PER SHARE — DILUTED:
Net income (loss) available to common stockholders — Diluted	185,388	(204,718)	70,182
Weighted average number of common shares outstanding — Basic	70,155	63,820	57,025
Assumed restricted stock - nonparticipating	247	—	39
Assumed exercise of stock options	844	—	547
Assumed performance units	320	—	-
Weighted average number of common shares outstanding — Diluted	71,566	63,820	57,611
Net income (loss) per common share —Diluted	$2.59	$(3.21)	$1.22
Potentially dilutive securities excluded as anti-dilutive	14,594	14,449	5,966

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

Stockholders’ Equity - The Company did not repurchase any shares of common stock during fiscal years 2021 and 2020. In February 2017, the Company’s Board of Directors authorized the Company to repurchase up to $50 million of ADS common stock in accordance with applicable securities laws. As of March 31, 2021, approximately $42.1 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

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

20.	OTHER ACCRUED LIABILITIES

Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2021	2020
Accrued compensation and benefits(1)	$42,075	$33,215
Accrued rebate liability(2)	16,834	14,479
Lease liability - Operating leases	8,995	7,757
Self-insurance accruals	11,257	12,486
Other	36,990	33,179
Total accrued liabilities	$116,151	$101,116

(1)	Accrued compensation and benefits is primarily comprised of accrued payroll, bonuses and commissions.
(2)	Accrued rebate liability represents the Company’s estimated rebates to be paid to customers.
21.	BUSINESS SEGMENT INFORMATION

ADS operates its business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator.” “Allied Products & Other” represents the Company’s Allied Products and all other business segments. “Pipe” and “Allied Products & Other” were previously included as Domestic. The Chief Operating Decision Maker (“CODM”) reviews financial information and makes operational decisions based on Net Sales and Segment Adjusted Gross Profit. The Company calculates Segment Adjusted Gross Profit as net sales less costs of goods sold, depreciation and amortization, stock-based compensation, non-cash charges and certain other expenses. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

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

Infiltrator – Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in on-site septic wastewater treatment systems in the United States and Canada.

Advanced Drainage Systems, Inc.

International – The International segment manufactures and markets pipe and allied products in certain regions outside of the United States, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint ventures with local partners in Mexico and South America. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture, Tigre-ADS, is the primary channel to serve the South American markets. The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also sell the Company’s broad line of Allied Products & Other.

Allied Products & Other – Allied Products & Other manufactures and markets products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, water quality filters and structures, Fittings, and FleXstorm. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the U.S. The Company also sells through a broad variety of buying groups and co-ops in the United States. The Company aggregates operating segments within the Allied Products & Other segment disclosure. None of the operating segments within the Allied Products & Other businesses segment disclosure exceeds the quantitative thresholds for separate segment reporting.

Advanced Drainage Systems, Inc.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the fiscal years ended March 31:

	2021
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,059,200	$(6,280)	$1,052,920
Infiltrator	397,813	(68,669)	329,144
International
International - Pipe	121,468	(6,589)	114,879
International - Allied Products & Other	43,390	—	43,390
Total International	164,858	(6,589)	158,269
Allied Products & Other	442,447	—	442,447
Intersegment Eliminations	(81,538)	81,538	—
Total Consolidated	$1,982,780	$—	$1,982,780

	2020
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$954,633	$(2,030)	$952,603
Infiltrator	211,005	(41,657)	169,348
International
International - Pipe	108,624	—	108,624
International - Allied Products & Other	39,957	—	39,957
Total International	148,581	—	148,581
Allied Products & Other	403,273	—	403,273
Intersegment Eliminations	(43,687)	43,687	—
Total Consolidated	$1,673,805	$—	$1,673,805

	2019
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$868,805	$—	$868,805
Infiltrator	—	—	—
International
International - Pipe	122,836	—	122,836
International - Allied Products & Other	37,766	—	37,766
Total International	160,602	—	160,602
Allied Products & Other	355,326	—	355,326
Intersegment Eliminations	—	—	—
Total Consolidated	$1,384,733	$—	$1,384,733

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the fiscal years ended March 31:

(Amounts in thousands)	2021	2020	2019
Segment adjusted gross profit
Pipe	$322,846	$239,531	$191,002
Infiltrator	191,163	98,245	—
International	49,921	36,999	37,191
Allied Products & Other	225,052	201,206	168,729
Intersegment Eliminations	(503)	(1,895)	—
Total	$788,479	$574,086	$396,922
Depreciation and amortization
Pipe	$46,078	$46,611	$49,419
Infiltrator	12,468	7,159	—
International	5,430	6,013	5,938
Allied Products & Other(a)	81,610	65,157	16,543
Total	$145,586	$124,940	$71,900
Capital expenditures
Pipe	$17,135	$33,629	$34,878
Infiltrator	54,024	24,917	—
International	1,627	2,623	3,765
Allied Products & Other(a)	5,971	6,508	4,769
Total	$78,757	$67,677	$43,412
(a)

Includes depreciation and amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

(Amounts in thousands)	2021	2020	2019
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$690,082	$316,479	$326,967
Depreciation and amortization	66,408	62,225	59,164
ESOP and stock-based compensation expense	31,792	14,319	10,791
ESOP special dividend compensation	—	168,610	—
COVID-19 related expenses (a)	197	4,573	—
Inventory step up related to Infiltrator acquisition	—	7,880	—
Total Segment Adjusted Gross Profit	$788,479	$574,086	$396,922
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

Geographic Sales and Assets Information

Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2021	2020	2019
Net Sales
North America	$1,966,947	$1,655,219	$1,366,470
Other	15,833	18,586	18,263
Total	$1,982,780	$1,673,805	$1,384,733

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2021	2020
Long-Lived Assets (a)
North America	$511,290	$488,125
Other	11,861	9,250
Total	$523,151	$497,375
(a)	For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.

22.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2021	2020	2019
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$37,614	$41,290	$15,679
Income taxes	97,636	8,710	29,841

(Amounts in thousands)	2021	2020	2019
Supplemental disclosures of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$349	$359	$134
Purchases of plant, property, and equipment included in accounts payable	6,754	1,588	1,255
ESOP distributions in common stock	28,585	13,109	8,609
Lease obligation retired upon disposition of leased assets	1,940	799	578

23.	SUBSEQUENT EVENTS

Dividends on Common Stock - During the first quarter of fiscal 2022, the Company declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is payable on June 15, 2021 to stockholders of record at the close of business on June 1, 2021.

Master Lease Agreement - On May 12, 2021, ADS entered into a master lease arrangement with a new bank to finance its procurement material handling equipment, trucks and trailers.

Stock Repurchase Program - During the first quarter of fiscal 2022, the Company announced that its Board of Directors has authorized a stock repurchase program for the repurchase of up to $250 million in shares of the Company’s common stock, in addition to the $42 million outstanding under a previous authorization.

* * * * * *

Advanced Drainage Systems, Inc.

SCHEDULE II

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2021,

2020 and 2019 (in thousands):

Allowance for Doubtful Accounts:

Year ended March 31,	Balance at beginning of period	Charged to costs and expenses (1)	CECL Adoption (2)	Charged to other accounts (3)	Deductions	Balance at end of period
2021	$5,035	$1,338	$779	$99	$(1,928)	$5,323
2020	7,653	(24)	—	(234)	(2,360)	5,035
2019	6,826	1,154	—	(65)	(262)	7,653

(1)	Amount for the year ended March 31, 2020 includes $0.4 million due to the Acquisition.
(2)	Amount represent the impact of the adoption of ASU 2016-13.
(3)	Amounts represent the impact of foreign currency translation.