Form 10-Q
period 2021-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2021-08-05
CIK 1604028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the registrant had 70,561,388 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of July 28, 2021, 319,744 shares of unvested restricted common stock were outstanding and 18,281,007 shares of ESOP, preferred stock, convertible into 14,061,751 shares of common stock, were outstanding. As of July 28, 2021, 84,942,883 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

i

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In thousands, except par value)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$142,833	$195,009
Receivables (less allowance for doubtful accounts of $6,452 and $5,323, respectively)	303,736	236,191
Inventories	330,713	300,961
Other current assets	18,314	10,817
Total current assets	795,596	742,978
Property, plant and equipment, net	518,229	504,275
Other assets:
Goodwill	599,255	599,072
Intangible assets, net	466,384	482,016
Other assets	95,154	85,491
Total assets	$2,474,618	$2,413,832
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,000	$7,000
Current maturities of finance lease obligations	18,934	19,318
Accounts payable	229,300	171,098
Other accrued liabilities	124,081	116,151
Accrued income taxes	28,135	4,703
Total current liabilities	407,450	318,270
Long-term debt obligations (less unamortized debt issuance costs of $1,935 and $2,030, respectively)	780,565	782,220
Long-term finance lease obligations	35,241	32,964
Deferred tax liabilities	162,988	162,185
Other liabilities	62,480	54,767
Total liabilities	1,448,724	1,350,406
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 18,282 and 19,275 shares outstanding, respectively	228,532	240,944
Deferred compensation – unearned ESOP shares	(8,942)	(11,033)
Total mezzanine equity	219,590	229,911
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 73,227 and 72,071 shares issued, respectively; 71,549 and 71,570 shares outstanding, respectively	11,589	11,578
Paid-in capital	950,963	918,587
Common stock in treasury, at cost	(139,313)	(10,959)
Accumulated other comprehensive loss	(22,794)	(24,220)
Retained deficit	(8,666)	(75,202)
Total ADS stockholders’ equity	791,779	819,784
Noncontrolling interest in subsidiaries	14,525	13,731
Total stockholders’ equity	806,304	833,515
Total liabilities, mezzanine equity and stockholders’ equity	$2,474,618	$2,413,832

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2021	2020
Net sales	$669,300	$508,639
Cost of goods sold	468,179	320,136
Gross profit	201,121	188,503
Operating expenses:
Selling, general and administrative	76,221	61,776
(Gain) loss on disposal of assets and costs from exit and disposal activities	(11)	1,647
Intangible amortization	15,645	17,982
Income from operations	109,266	107,098
Other expense:
Interest expense	7,907	9,970
Derivative gain and other income, net	(2,014)	(567)
Income before income taxes	103,373	97,695
Income tax expense	26,455	27,200
Equity in net income of unconsolidated affiliates	(205)	(173)
Net income	77,123	70,668
Less: net income attributable to noncontrolling interest	1,136	202
Net income attributable to ADS	75,987	70,466
Weighted average common shares outstanding:
Basic	71,534	69,380
Diluted	73,124	70,126
Net income per share:
Basic	$0.89	$0.83
Diluted	$0.87	$0.83

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2021	2020
Net income	$77,123	$70,668
Currency translation gain	2,041	3,150
Comprehensive income	79,164	73,818
Less: other comprehensive income attributable to noncontrolling interest	615	319
Less: net income attributable to noncontrolling interest	1,136	202
Total comprehensive income attributable to ADS	$77,413	$73,297

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$77,123	$70,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,656	35,781
Deferred income taxes	64	(2,357)
(Gain) loss on disposal of assets and costs from exit and disposal activities	(11)	1,647
ESOP and stock-based compensation	20,806	12,462
Amortization of deferred financing charges	95	98
Fair market value adjustments to derivatives	(675)	(1,082)
Equity in net income of unconsolidated affiliates	(205)	(173)
Other operating activities	450	269
Changes in working capital:
Receivables	(67,388)	(42,093)
Inventories	(28,985)	44,140
Prepaid expenses and other current assets	(7,442)	(3,520)
Accounts payable, accrued expenses, and other liabilities	75,860	17,893
Net cash provided by operating activities	104,348	133,733
Cash Flows from Investing Activities
Capital expenditures	(25,546)	(10,295)
Other investing activities	53	435
Net cash used in investing activities	(25,493)	(9,860)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,750)	(1,750)
Payments on Revolving Credit Agreement	—	(50,000)
Payments on finance lease obligations	(5,379)	(5,700)
Repurchase of common stock	(102,013)	—
Cash dividends paid	(9,451)	(7,737)
Dividends paid to noncontrolling interest holder	(957)	—
Proceeds from exercise of stock options	1,336	2,239
Payment of withholding taxes on vesting of restricted stock units	(12,976)	—
Other financing activities	(131)	—
Net cash used in financing activities	(131,321)	(62,948)
Effect of exchange rate changes on cash	290	52
Net change in cash	(52,176)	60,977
Cash at beginning of period	195,009	174,233
Cash at end of period	$142,833	$235,210
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,605	$(19)
Cash paid for interest	3,714	6,934
Non-cash operating, investing and financing activities:
Repurchases of common stock pending settlement	13,365	—
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	9,382	1,278
Balance in accounts payable for the acquisition of property, plant and equipment	6,578	3,772

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

(Unaudited) (In thousands)

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	70,466	70,466	202	70,668	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,831	—	2,831	319	3,150	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,366)	(1,366)	—	(1,366)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,371)	(6,371)	—	(6,371)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	4,036	—	—	—	—	4,036	—	4,036	—	—	(226)	2,827	2,827
Exercise of common stock options	93	1	2,239	—	—	—	—	2,240	—	2,240	—	—	—	—	—
Restricted stock awards	70	1	—	9	(392)	—	—	(391)	—	(391)	—	—	—	—	—
Stock-based compensation expense	—	—	5,599	—	—	—	—	5,599	—	5,599	—	—	—	—	—
Other	—	—	318	—	—	—	—	318	—	318	—	—	—	—	—
Balance at June 30, 2020	69,973	$11,557	$839,765	500	$(10,853)	$(32,494)	$(205,669)	$602,306	$12,283	$614,589	21,562	$269,529	1,624	$(19,605)	$249,924

	Common Stock		Paid -In	Common Stock in Treasury		Accumulated Other Compre-hensive	Retained (Deficit)	Total ADS Stockholders’	Non- controlling Interest in	Total Stock- holders’	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity	Subsidiaries	Equity	Shares	Amount	Shares	Amount	Equity
Balance at April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	75,987	75,987	1,136	77,123	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,426	—	1,426	615	2,041	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,550)	(1,550)	—	(1,550)	—	—	—	—	—
Common stock dividends ($0.11 per share)	—	—	—	—	—	—	(7,901)	(7,901)	—	(7,901)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(957)	(957)	—	—	—	—	—
Share repurchases	—	—	—	1,056	(115,378)	—	—	(115,378)	—	(115,378)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	12,064	—	—	—	—	12,064	—	12,064	—	—	(167)	2,091	2,091
Exercise of common stock options	48	—	1,336	—	—	—	—	1,336	—	1,336	—	—	—	—	—
Restricted stock awards	99	1	—	29	(3,231)	—	—	(3,230)	—	(3,230)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)	—	—	—	—	—
Stock-based compensation expense	—	—	6,651	—	—	—	—	6,651	—	6,651	—	—	—	—	—
ESOP distribution in common stock	764	8	12,404	—	—	—	—	12,412	—	12,412	(993)	(12,412)	—	—	(12,412)
Other	—	—	(79)	—	—	—	—	(79)	—	(79)	—	—	—	—	—
Balance at June 30, 2021	73,227	$11,589	$950,963	1,678	$(139,313)	$(22,794)	$(8,666)	$791,779	$14,525	$806,304	18,282	228,532	799	(8,942)	$219,590

See accompanying Notes to Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets innovative water management solutions in the stormwater and on-site septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplace. ADS’s products are used across a broad range of end markets and applications, including residential, non-residential, infrastructure and agriculture applications.

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

Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2021 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2021 (“Fiscal 2021 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2021 and the results of operations for the three months ended June 30, 2021 and cash flows for the three months ended June 30, 2021. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2021 Form 10-K.

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

Certain prior year amounts have been reclassified to conform to the fiscal 2022 presentation.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

Standard	Adoption
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes)

In December 2019, the FASB issued an ASU to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes and improve the comparability of financial statements. The Company adopted this standard effective April 1, 2021. The Company’s adoption of the standard had no impact on the Company’s Condensed Consolidated Financial Statements.

Advanced Drainage Systems, Inc.

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2021 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.

2.	REVENUE RECOGNITION

Revenue Disaggregation - The Company disaggregates net sales by Domestic, International and Infiltrator and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 12. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment.

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	June 30, 2021	March 31, 2021
	(In thousands)
Contract asset - product returns	$991	$694
Refund liability	2,425	1,801

3.	LEASES

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

Master Lease Agreement – In May 2021, the Company entered into a Master Lease Agreement and an Interim Funding Agreement with Fifth Third Bank, National Association, (“Fifth Third”) to finance its procurement of material handling equipment, trucks and trailers (the “Master Lease Agreement”). The Master Lease Agreement and Interim Funding Agreement have a combined initial capacity of $65.0 million. Financings will either bear interest at a fixed rental amount or at a rate based on the London Interbank Offered Rate plus the applicable margin. As of June 30, 2021, the Company had lease financings of $1.4 million outstanding under the agreements.

4.	INVENTORIES

Inventories as of the periods presented consisted of the following:

	June 30, 2021	March 31, 2021
	(In thousands)
Raw materials	$93,061	$75,294
Finished goods	237,652	225,667
Total inventories	$330,713	$300,961

5.	FAIR VALUE MEASUREMENT AND DERIVATIVE TRANSACTIONS

The Company uses commodity options in the form of collars and swaps and has previously used interest rate swaps and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Mark-to-market adjustments for changes in fair value and contract settlement gains and losses for collars, commodity swaps and foreign currency forward

Advanced Drainage Systems, Inc.

contracts are recorded in the Condensed Consolidated Statements of Operations in Derivative gains and other income, net.

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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$1,940	$—	$1,940	$—
Total assets at fair value on a recurring basis	$1,940	$—	$1,940	$—
Liabilities:
Derivative liabilities – diesel fuel contracts	$103	$—	$103	$—
Total liabilities at fair value on a recurring basis	$103	$—	$103	$—

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$1,194	$—	$1,194	$—
Total assets at fair value on a recurring basis	$1,194	$—	$1,194	$—
Liabilities:
Derivative liabilities - diesel fuel contracts	$32	$—	$32	$—
Total liabilities at fair value on a recurring basis	$32	$—	$32	$—

For the three months ended June 30, 2021 and 2020, there were no transfers in or out of Levels 1, 2 or 3.

Advanced Drainage Systems, Inc.

The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Diesel fuel option collars	$(675)	$(1,082)
Total net unrealized mark-to-market gain	$(675)	$(1,082)
Diesel fuel option collars	(514)	840
Total net realized (gain) loss	$(514)	$840

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The following table presents the carrying and fair value of the Company’s Senior Notes (as defined below and further discussed in “Note 8. Debt”) for the periods presented:

	June 30, 2021		March 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)		(In thousands)
Senior Notes	$364,903	$350,000	$367,633	$350,000

The fair value of the Senior Notes was determined based on quoted market data for the Company’s Senior Notes. The categorization of the framework used to evaluate the Senior Notes is considered Level 2. The Company believes the carrying amount on the remaining long-term debt, including the Term Loan Facility and Revolving Credit Facility, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
6.	NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY

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

Advanced Drainage Systems, Inc.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2021	2020
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$75,987	$70,466
Adjustments for:
Dividends paid to participating securities	(1,635)	(1,368)
Net income available to common stockholders and participating securities	74,352	69,098
Undistributed income allocated to participating securities	(10,933)	(11,242)
Net income available to common stockholders – Basic	$63,419	$57,856
Weighted average number of common shares outstanding – Basic	71,534	69,380
Net income per common share – Basic	$0.89	$0.83
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$63,419	$57,856
Weighted average number of common shares outstanding – Basic	71,534	69,380
Assumed restricted stock - nonparticipating	282	173
Assumed exercise of stock options	941	573
Assumed performance units	367	—
Weighted average number of common shares outstanding – Diluted	73,124	70,126
Net income per common share – Diluted	$0.87	$0.83
Potentially dilutive securities excluded as anti-dilutive	14,102	15,161

Stockholders’ Equity – During the three months ended June 30, 2021, the Company repurchased 1.1 million shares of common stock at a cost of $115.4 million. The repurchases were made under the Board of Directors’ authorization in May 2021 to repurchase up to an additional $250 million, in addition to the $42 million previously authorized, of ADS common stock in accordance with applicable securities laws. As of June 30, 2021, approximately $176.7 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
7.	RELATED PARTY TRANSACTIONS

ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of June 30, 2021 and March 31, 2021, there were no borrowings outstanding under the Intercompany Note.

South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The

Advanced Drainage Systems, Inc.

Company’s maximum potential obligation under this guarantee is $11.0 million as of June 30, 2021. The maximum borrowings permitted under the South American Joint Venture’s credit arrangement are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of June 30, 2021 and March 31, 2021, the outstanding principal balances of the credit arrangement including letters of credit were $9.9  million and $10.0  million, respectively. As of June 30, 2021, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2021 was 3.5% on Chilean peso denominated loans.
8.	DEBT

Long-term debt as of the periods presented consisted of the following:

	June 30, 2021	March 31, 2021
	(In thousands)
Term Loan Facility	$439,500	$441,250
Senior Notes	350,000	350,000
Revolving Credit Facility	—	—
Total	789,500	791,250
Unamortized debt issuance costs	(1,935)	(2,030)
Current maturities	(7,000)	(7,000)
Long-term debt obligations	$780,565	$782,220

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

During the three months ended June 30, 2021, the Company repaid $1.8 million of the Term Loan Facility. The Company did not make any payments on the Revolving Credit Facility for the three months ended June 30, 2021. Letters of credit outstanding at June 30, 2021 and March 31, 2021 amount to $12.5 million and $11.0 million, respectively, and reduced the availability of the Revolving Credit Facility.

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
9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments – The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from one to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of June 30, 2021.

Advanced Drainage Systems, Inc.

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

The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2021 and 2020, the Company utilized an effective tax rate of 25.6% and 27.8%, respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”) increased the effective rate for the three months ended June 30, 2021 and 2020. Additionally, discrete income tax benefits related to the stock-based compensation windfall decreased the rate for the three months ended June 30, 2021.
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

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$634	$401
Selling, general and administrative expenses	6,017	5,198
Total stock-based compensation expense	$6,651	$5,599

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Stock-based compensation expense:
Stock Options	$753	$881
Restricted Stock	1,359	1,417
Performance-based Restricted Stock Units	4,188	2,984
Non-Employee Directors	351	317
Total stock-based compensation expense	$6,651	$5,599

Advanced Drainage Systems, Inc.

2017 Omnibus Plan

On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. On July 22, 2021, the Company’s stockholders approved issuance of an additional 1.5 million shares. After the additional shares are registered, the 2017 Incentive Plan will provide for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder. The 2017 Incentive Plan provides for the issuance of a maximum of 3.5 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards.

Restricted Stock - During the three months ended June 30, 2021, the Company granted 0.1 million shares restricted stock with a grant date fair value of $5.3 million.

Performance-based Restricted Stock Units (“performance units”) –During the three months ended June 30, 2021, the Company granted 0.1 million shares at a grant date fair value of $5.3 million.

Stock Options - During the three months ended June 30, 2021, the Company granted 0.1 million of nonqualified stock options under the 2017 Incentive Plan at a grant date fair value of $4.2 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the periods presented:

Three Months Ended June 30, 2021
Common stock price	$105.82
Expected stock price volatility	41.0%
Risk-free interest rate	1.1%
Weighted-average expected option life (years)	6.0
Dividend yield	0.3%

12.BUSINESS SEGMENTS INFORMATION

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

Advanced Drainage Systems, Inc.

Infiltrator – Infiltrator is a leading national provider of plastic leach field chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in on-site septic wastewater treatment systems in the United States and Canada.

International – The International segment manufactures and markets pipe and allied products in certain regions outside of the United States, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint ventures with local partners in Mexico and South America. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture is the primary channel to serve the South American markets. The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also sell our broad line of Allied Products.

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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	June 30, 2021			June 30, 2020
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$374,010	$(1,903)	$372,107	$273,652	$(1,845)	$271,807
Infiltrator	126,742	(19,037)	107,705	102,153	(18,068)	84,085
International
International - Pipe	50,838	(2,914)	47,924	26,950	—	26,950
International - Allied Products & Other	14,528	—	14,528	8,879	—	8,879
Total International	65,366	(2,914)	62,452	35,829	—	35,829
Allied Products & Other	127,036	—	127,036	116,918	—	116,918
Intersegment Eliminations	(23,854)	23,854	—	(19,913)	19,913	—
Total Consolidated	$669,300	$—	$669,300	$508,639	$—	$508,639

Advanced Drainage Systems, Inc.

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Segment adjusted gross profit
Pipe	$84,143	$90,599
Infiltrator	59,402	47,928
International	21,378	11,408
Allied Products & Other	63,299	60,468
Intersegment Eliminations	(14)	(358)
Total	$228,208	$210,045
Depreciation and amortization
Pipe	$12,035	$11,360
Infiltrator	3,436	3,133
International	1,458	1,298
Allied Products & Other(a)	17,727	19,990
Total	$34,656	$35,781
Capital expenditures
Pipe	$9,830	$4,231
Infiltrator	13,026	4,198
International	250	450
Allied Products & Other(a)	2,440	1,416
Total	$25,546	$10,295
(a)

Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$201,121	$188,503
Depreciation and amortization	17,532	16,423
ESOP and stock-based compensation expense	9,555	4,939
COVID-19 related costs(a)	—	180
Total Segment Adjusted Gross Profit	$228,208	$210,045

(a)	Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third-party crisis management vendor.
13.	SUBSEQUENT EVENTS

Common Stock Dividend - During the second quarter of fiscal 2022, the Company declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is payable on September 15, 2021 to stockholders of record at the close of business on September 1, 2021.

Stock Repurchase Program – During the second quarter of fiscal 2022, 1.0 million shares of common stock at a cost of $120.5 million were repurchased under the Board of Directors’ authorization in May 2021.

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

Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2022 refers to fiscal 2022, which is the period from April 1, 2021 to March 31, 2022.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2021 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”

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

Executive Summary

First Quarter Fiscal 2022 Results

•	Net sales increased 31.6% to $669.3 million
•	Net income increased 9.1% to $77.1 million
•	Adjusted EBITDA, a non-GAAP measure, increased 4.5% to $166.6 million

Net sales increased $160.7 million, or 31.6%, to $669.3 million, as compared to $508.6 million in the prior year. Domestic pipe sales increased $100.4 million, or 36.7%, to $374.0 million. Domestic allied products & other sales increased $10.1 million, or 8.7%, to $127.0 million. Infiltrator sales increased $24.6 million, or 24.1%, to $126.7 million. These increases were driven by double-digit sales growth in both the U.S. construction and agriculture end markets. International sales increased $29.5 million, or 82.4%, to $65.4 million, driven by double-digit sales growth in the Canadian, Mexican and Exports businesses.

Advanced Drainage Systems, Inc.

Gross profit increased $12.6 million, or 6.7%, to $201.1 million as compared to $188.5 million in the prior year. The increase is primarily due an increase in sales volume and pricing on pipe, on-site septic and allied products. These increases were partially offset by inflationary cost pressure on materials, transportation and labor.

Adjusted EBITDA, a non-GAAP measure, increased $7.1 million, or 4.5%, to $166.6 million, as compared to $159.5 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 24.9% as compared to 31.4% in the prior year.

Results of Operations

Comparison of the Three Months ended June 30, 2021 to the Three Months ended June 30, 2020

The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended June 30,
	2021		2020
Consolidated Statements of Operations data:	(In thousands)		(In thousands)
Net sales	$669,300	100.0%	$508,639	100.0%
Cost of goods sold	468,179	70.0	320,136	62.9
Gross profit	201,121	30.0	188,503	37.1
Selling general and administrative	76,221	11.4	61,776	12.1
(Gain) loss on disposal of assets and costs from exit and disposal activities	(11)	—	1,647	0.3
Intangible amortization	15,645	2.3	17,982	3.5
Income from operations	109,266	16.3	107,098	21.1
Interest expense	7,907	1.2	9,970	2.0
Derivative gain and other income, net	(2,014)	(0.3)	(567)	(0.1)
Income before income taxes	103,373	15.4	97,695	19.2
Income tax expense	26,455	4.0	27,200	5.3
Equity in net income of unconsolidated affiliates	(205)	—	(173)	—
Net income	77,123	11.5	70,668	13.9
Less: net income attributable to noncontrolling interest	1,136	0.2	202	—
Net income attributable to ADS	$75,987	11.4%	$70,466	13.9%

Net sales – The following table presents net sales to external customers by reportable segment for the three months ended June 30, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$372,107	$271,807	$100,300	36.9%
Infiltrator	107,705	84,085	23,620	28.1
International	62,452	35,829	26,623	74.3
Allied Products & Other	127,036	116,918	10,118	8.7
Total Consolidated	669,300	508,639	160,661	31.6%

Our consolidated net sales for the three months ended June 30, 2021 increased by $160.7 million, or 31.6%, compared to the same period in fiscal 2021. The increase in net sales was primarily a result of growth in our domestic Pipe along with both the Infiltrator and International segments.

Our Pipe segment experienced growth in the residential, agriculture and construction markets through both higher volumes and improved pricing/mix of products sold. Infiltrator achieved growth through both strong volume associated with the residential market and improved price/mix. The increase in our International segment was driven

Advanced Drainage Systems, Inc.

by growth in the Canadian, Mexican and Export businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings.

Cost of goods sold and Gross profit – The following table presents gross profit by reportable segment for the three months ended June 30, 2021 and 2020.

Amounts in (thousands)	2021	2020	$ Variance	% Variance
Pipe	$63,300	$74,695	$(11,395)	(15.3%)
Infiltrator	55,869	44,731	11,138	24.9
International	19,904	10,107	9,797	96.9
Allied Products & Other	62,062	59,328	2,734	4.6
Intersegment eliminations	(14)	(358)	344	(96.1)
Total gross profit	$201,121	$188,503	$12,618	6.7%

Our consolidated Cost of goods sold for the three months ended June 30, 2021 increased by $148.0 million, or 46.2%, and our consolidated Gross profit increased by $12.6 million, or 6.7%, compared to the same period in fiscal 2021. The increase in our gross profit was due to an increase in net sales from higher volumes and improved pricing and was partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2021	2020
Selling, general and administrative	76,221	61,776
% of Net sales	11.4%	12.1%

Selling, general and administrative expenses for three months ended June 30, 2021 increased $14.4 million from the same period in fiscal 2021 and as a percentage of sales, decreased by 0.7%. The increase is the result of increased headcount to support business growth along with higher spend in various areas impacted last year by COVID-19 including travel and entertainment expenses.

(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals in fiscal 2021.

Intangible amortization - Intangible amortization decreased $2.3 million due to the accelerated method of amortization for customer relationships.

Interest expense - Interest expense decreased $2.1 million in the three months ended June 30, 2021 compared to the same period in the previous fiscal year. The decrease was primarily due to decreased debt levels.

Derivative gain and other income, net - Derivative gain and other income decreased by $1.4 million for the three months ended June 30, 2021 compared to the same period in the previous fiscal year.

Income tax expense - The following table presents the effective tax rates for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Effective tax rate	25.6%	27.8%

The change in the effective tax rate for the three months ended June 30, 2021 was primarily due to a discrete income tax event related to the stock-based compensation windfall. See “Note 10. Income Taxes” for additional information.

Advanced Drainage Systems, Inc.

Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the three months ended June 30, 2021 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.

Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for three months ended June 30, 2021 due to an increase in net income at our ADS Mexicana joint venture.

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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Net income	$77,123	$70,668
Depreciation and amortization	34,656	35,781
Interest expense	7,907	9,970
Income tax expense	26,455	27,200
EBITDA	146,141	143,619
(Gain) loss on disposal of assets and costs from exit and disposal activities	(11)	1,647
ESOP and stock-based compensation expense	20,806	12,462
Transaction costs(a)	43	656
Strategic growth and operational improvement initiatives(b)	—	1,755
COVID-19 related costs(c)	—	564
Other adjustments(d)	(397)	(1,233)
Adjusted EBITDA	$166,582	$159,470
Adjusted EBITDA Margin	24.9%	31.4%

Advanced Drainage Systems, Inc.

(a)	Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(b)

Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.

(c)	Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third party crisis management vendor.
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

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$104,348	$133,733
Capital expenditures	(25,546)	(10,295)
Free Cash Flow	78,802	123,438
Total debt (debt and finance lease obligations)	841,740
Cash	142,833
Net debt (total debt less cash)	698,907
Leverage Ratio	1.2

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

Net cash provided by operating activities decreased $29.4 million to $104.3 million, as compared to $133.7 million in the prior year, primarily due to changes in working capital. Free cash flow (Non-GAAP) decreased $44.6 million to $78.8 million, as compared to $123.4 million in the prior year, primarily due to an increase in capital expenditures.

Advanced Drainage Systems, Inc.

The following table summarizes our available liquidity for the periods presented .

(Amounts in thousands)	June 30, 2021
Revolver capacity	$350,000
Less: outstanding borrowings	—
Less: letters of credit	12,505
Revolver available liquidity	$337,495

In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

Working Capital and Cash Flows

As of June 30, 2021, we had $480.3 million in liquidity, including $142.8 million of cash, $337.5 million in borrowings available under our Revolving Credit Agreement, net of $12.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our new Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.

Working Capital - Working capital decreased to $36.6 million to $388.1 million as of June 30, 2021, from $424.7 million as of March 31, 2021. The decrease in working capital is primarily due to lower cash which was a result of repurchasing $102.0 million of our common stock, partially offset by the increase in accounts receivable driven by the $160.7 million increase in sales during the quarter compared to the same period in the prior year. Both accounts payable and inventory increased as a result of higher cost of materials, but generally offset to a minimal impact to working capital.

	Three Months Ended June 30,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$104,348	$133,733
Net cash used in investing activities	(25,493)	(9,860)
Net cash used in financing activities	(131,321)	(62,948)

Operating Cash Flows – Cash flows from operating activities during the three months ended June 30, 2021 was primarily impacted by changes in net working capital.

Investing Cash Flows - Capital expenditures during the three months ended June 30, 2021 increased by $15.6 million compared to the same period in fiscal 2021.

Capital expenditures totaled $25.5 million and $10.3 million for the three months ended June 30, 2021 and 2020, respectively. Our capital expenditures for the three months ended June 30, 2021 were used primarily to support growth and efficiency through facility expansion, equipment purchases and replacements.

We currently anticipate that we will make capital expenditures of approximately $130 to $150 million in fiscal 2022. Such capital expenditures are expected to be financed using funds generated by operations. As of June 30, 2021, there were no material contractual obligations or commitments related to these planned capital expenditures.

Financing Cash Flows - During the three months ended June 30, 2021, cash used in financing activities included the repurchase of common stock of $102.0 million, $13.0 million of shares withheld for tax purposes, $9.5 million of dividend payments and payments on our finance lease obligations of $5.4 million.

Advanced Drainage Systems, Inc.

During the three months ended June 30, 2020, cash used in financing activities was $62.9 million due to repayment of $50.0 million on the Revolving Credit Facility, quarterly dividend payments of $7.7 million and payments on our finance lease obligations of $5.7 million.

Cash held by Foreign Subsidiaries - As of June 30, 2021, we had $15.5 million in cash that was held by our foreign subsidiaries, including $9.4 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.

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

As disclosed in “Note 16. Employee Benefit Plans” to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” of our Fiscal 2021 Form 10-K, redeemable convertible preferred stock can convert to common stock upon retirement, disability, death, or vested terminations over the life of the Plan. As stated above, within 30 days following the repayment of the ESOP loan, all redeemable convertible preferred stock will be converted to common stock, which will be no later than March 2023.

The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 21% greater after conversion.

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

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Net income attributable to ADS	$75,987	$70,466
ESOP deferred stock-based compensation	14,155	6,863

Advanced Drainage Systems, Inc.

Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended June 30,
	2021	2020
	(Shares in millions)
Weighted average common shares outstanding	71.5	69.4
Conversion of redeemable convertible shares	14.8	16.6

Financing Transactions

New Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of June 30, 2021, the outstanding principal drawn on Term Loan Facility was $439.5 million and the no outstanding principal on the Revolving Credit Facility. The Company had $337.5 million available to be drawn on the Revolving Credit Facility, net of $12.5 million of outstanding letters of credit.

ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of June 30, 2021 and March 31, 2021, there were no borrowings under the Intercompany Note.

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

For further information, see “Note 13. Debt” to the Consolidated Financial Statements in our Fiscal 2021 Form 10-K. We are in compliance with our debt covenants as of June 30, 2021.

Off-Balance Sheet Arrangements

Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2021, our South American Joint Venture had approximately $9.9 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Form 10-K, except as disclosed in Note 1. Background and Summary of Significant Accounting Policies.

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

Advanced Drainage Systems, Inc.

•	the risk associated with manufacturing processes;
•	our ability to manage our assets;
•	the risks associated with our product warranties;
•	our ability to manage our supply purchasing and customer credit policies;
•	our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•	our ability to protect our intellectual property rights;
•	changes in laws and regulations, including environmental laws and regulations;
•	the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes;
•	fluctuations in our effective tax rate, including from the Tax Cuts and Jobs Act;
•	our ability to meet future capital requirements and fund our liquidity needs; and
•	other risks and uncertainties, including those listed under “Item 1A. Risk Factors.” in the Fiscal 2021 Form 10-K

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

We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, except as disclosed below.

Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.4 million based on our borrowings as of June 30, 2021. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $8.5 million, for the twelve months ended June 30, 2021.

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

Advanced Drainage Systems, Inc.

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

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2021 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2021 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sale of Equity Securities and Use of Proceeds

In May 2021, our Board of Directors authorized a $250 million increase to our existing $50 million stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. The Company repurchased 1.1 million shares of common stock at a cost of $115.4 million during the three months ended June 30, 2021. As of June 30, 2021, approximately $176.7 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
(amounts in thousands, except per share data)
April 1, 2021 to April 30, 2021	—	$—	—	$42,053
May 1, 2021 to May 31, 2021	34	113.82	34	288,206
June 1, 2021 to June 30, 2021	1,022	109.09	1,022	176,696
Total	1,056	$109.24	1,056	$176,696

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Advanced Drainage Systems, Inc.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

* Filed herewith

Advanced Drainage Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer