Form 10-Q
period 2021-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2021-11-04
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, the registrant had 71,241,663 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of October 29, 2021, 315,017 shares of unvested restricted common stock were outstanding and 16,869,523 shares of ESOP, preferred stock, convertible into 12,976,037 shares of common stock, were outstanding. As of October 29, 2021, 84,532,717 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$14,005	$195,009
Receivables (less allowance for doubtful accounts of $8,068 and $5,323, respectively)	361,466	236,191
Inventories	425,244	300,961
Other current assets	16,858	10,817
Total current assets	817,573	742,978
Property, plant and equipment, net	544,187	504,275
Other assets:
Goodwill	598,976	599,072
Intangible assets, net	450,925	482,016
Other assets	94,963	85,491
Total assets	$2,506,624	$2,413,832
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,000	$7,000
Current maturities of finance lease obligations	17,467	19,318
Accounts payable	257,576	171,098
Other accrued liabilities	129,818	116,151
Accrued income taxes	1,978	4,703
Total current liabilities	413,839	318,270
Long-term debt obligations (less unamortized debt issuance costs of $1,839 and $2,030, respectively)	901,511	782,220
Long-term finance lease obligations	35,149	32,964
Deferred tax liabilities	163,238	162,185
Other liabilities	61,366	54,767
Total liabilities	1,575,103	1,350,406
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 18,282 and 19,275 shares outstanding, respectively	228,532	240,944
Deferred compensation – unearned ESOP shares	(7,014)	(11,033)
Total mezzanine equity	221,518	229,911
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 73,333 and 72,071 shares issued, respectively; 70,137 and 71,570 shares outstanding, respectively	11,590	11,578
Paid-in capital	968,198	918,587
Common stock in treasury, at cost	(315,935)	(10,959)
Accumulated other comprehensive loss	(26,020)	(24,220)
Retained earnings (deficit)	57,386	(75,202)
Total ADS stockholders’ equity	695,219	819,784
Noncontrolling interest in subsidiaries	14,784	13,731
Total stockholders’ equity	710,003	833,515
Total liabilities, mezzanine equity and stockholders’ equity	$2,506,624	$2,413,832
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales	$706,471	$544,187	$1,375,771	$1,052,826
Cost of goods sold	506,414	338,330	974,593	658,466
Gross profit	200,057	205,857	401,178	394,360
Operating expenses:
Selling, general and administrative	73,951	65,701	150,172	127,477
(Gain) loss on disposal of assets and costs from exit and disposal activities	(901)	627	(912)	2,274
Intangible amortization	15,446	17,955	31,091	35,937
Income from operations	111,561	121,574	220,827	228,672
Other expense:
Interest expense	8,437	9,360	16,344	19,330
Derivative (gains) loss and other (income) expense, net	202	(151)	(1,812)	(718)
Income before income taxes	102,922	112,365	206,295	210,060
Income tax expense	26,816	31,827	53,271	59,027
Equity in net income of unconsolidated affiliates	(206)	(67)	(411)	(240)
Net income	76,312	80,605	153,435	151,273
Less: net income attributable to noncontrolling interest	953	369	2,089	571
Net income attributable to ADS	75,359	80,236	151,346	150,702
Weighted average common shares outstanding:
Basic	70,464	69,843	70,993	69,612
Diluted	71,924	70,755	72,614	70,459
Net income per share:
Basic	$0.90	$0.95	$1.78	$1.78
Diluted	$0.88	$0.93	$1.74	$1.76
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$76,312	$80,605	$153,435	$151,273
Currency translation (loss) gain	(3,406)	2,406	(1,365)	5,556
Comprehensive income	72,906	83,011	152,070	156,829
Less: other comprehensive (loss) income attributable to noncontrolling interest	(180)	338	435	657
Less: net income attributable to noncontrolling interest	953	369	2,089	571
Total comprehensive income attributable to ADS	$72,133	$82,304	$149,546	$155,601
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$153,435	$151,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,850	71,559
Deferred income taxes	15	(3,446)
(Gain) loss on disposal of assets and costs from exit and disposal activities	(912)	2,274
ESOP and stock-based compensation	38,437	27,088
Amortization of deferred financing charges	191	197
Fair market value adjustments to derivatives	(446)	(1,455)
Equity in net income of unconsolidated affiliates	(411)	(240)
Other operating activities	441	(236)
Changes in working capital:
Receivables	(138,063)	(60,106)
Inventories	(124,429)	60,663
Prepaid expenses and other current assets	(6,738)	(3,666)
Accounts payable, accrued expenses, and other liabilities	104,508	42,263
Net cash provided by operating activities	94,878	286,168
Cash Flows from Investing Activities
Capital expenditures	(63,764)	(28,959)
Other investing activities	1,556	455
Net cash used in investing activities	(62,208)	(28,504)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(3,500)	(103,500)
Proceeds from Revolving Credit Agreement	146,800	—
Payments on Revolving Credit Agreement	(24,200)	(100,000)
Payments on finance lease obligations	(10,437)	(10,677)
Repurchase of common stock	(292,000)	—
Cash dividends paid	(18,758)	(15,402)
Dividends paid to noncontrolling interest holder	(1,471)	—
Proceeds from exercise of stock options	3,179	3,275
Payment of withholding taxes on vesting of restricted stock units	(12,976)	—
Other financing activities	(230)	(1,489)
Net cash used in financing activities	(213,593)	(227,793)
Effect of exchange rate changes on cash	(81)	(221)
Net change in cash	(181,004)	29,650
Cash at beginning of period	195,009	174,233
Cash at end of period	$14,005	$203,883
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$61,813	$39,213
Cash paid for interest	15,383	20,923
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	11,403	2,719
Balance in accounts payable for the acquisition of property, plant and equipment	11,499	4,100

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at July 1, 2020	69,973	$11,557	$839,765	500	$(10,853)	$(32,494)	$(205,669)	$602,306	$12,283	$614,589	21,562	$269,529	1,624	$(19,605)	$249,924
Net income	—	—	—	—	—	—	80,236	80,236	369	80,605	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,068	—	2,068	338	2,406	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,329)	(1,329)	—	(1,329)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,249)	(6,249)	—	(6,249)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	6,304	—	—	—	—	6,304	—	6,304	—	—	(226)	2,826	2,826
Exercise of common stock options	59	1	1,036	—	—	—	—	1,037	—	1,037	—	—	—	—	—
Restricted stock awards	60	—	—	—	(6)	—	—	(6)	—	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	5,496	—	—	—	—	5,496	—	5,496	—	—	—	—	—
ESOP distribution in common stock	410	4	6,653	—	—	—	—	6,657	—	6,657	(532)	(6,657)	—	—	(6,657)
Balance at September 30, 2020	70,502	$11,562	$859,254	500	$(10,859)	$(30,426)	$(133,011)	$696,520	$12,990	$709,510	21,030	$262,872	1,398	$(16,779)	$246,093
Balance at April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	150,702	150,702	571	151,273	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	4,899	—	4,899	657	5,556	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(2,695)	(2,695)	—	(2,695)	—	—	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(12,620)	(12,620)	—	(12,620)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	10,340	—	—	—	—	10,340	—	10,340	—	—	(452)	5,653	5,653
Exercise of common stock options	152	2	3,275	—	—	—	—	3,277	—	3,277	—	—	—	—	—
Restricted stock awards	130	1	—	9	(398)	—	—	(397)	—	(397)	—	—	—	—	—
Stock-based compensation expense	—	—	11,095	—	—	—	—	11,095	—	11,095	—	—	—	—	—
ESOP distribution in common stock	410	4	6,653	—	—	—	—	6,657	—	6,657	(532)	(6,657)	—	—	(6,657)
Other	—	—	318	—	—	—	—	318	—	318	—	—	—	—	—
Balance at September 30, 2020	70,502	$11,562	$859,254	500	$(10,859)	$(30,426)	$(133,011)	$696,520	$12,990	$709,510	21,030	$262,872	1,398	$(16,779)	$246,093
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at July 1, 2021	73,227	$11,589	$950,963	1,678	$(139,313)	$(22,794)	$(8,666)	$791,779	$14,525	$806,304	18,282	$228,532	799	$(8,942)	$219,590
Net income	—	—	—	—	—	—	75,359	75,359	953	76,312	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(3,226)	—	(3,226)	(180)	(3,406)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,547)	(1,547)	—	(1,547)	—	—	—	—	—
Common stock dividends ($0.11 per share)	—	—	—	—	—	—	(7,760)	(7,760)	—	(7,760)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(514)	(514)	—	—	—	—	—
Share repurchases	—	—	—	1,518	(176,622)	—	—	(176,622)	—	(176,622)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	10,085	—	—	—	—	10,085	—	10,085	—	—	(155)	1,928	1,928
Exercise of common stock options	76	1	1,843	—	—	—	—	1,844	—	1,844	—	—	—	—	—
Restricted stock awards	30	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,618	—	—	—	—	5,618	—	5,618	—	—	—	—	—
Other	—	—	(311)	—	—	—	—	(311)	—	(311)	—	—	—	—	—
Balance at September 30, 2021	73,333	$11,590	$968,198	3,196	$(315,935)	$(26,020)	$57,386	$695,219	$14,784	$710,003	18,282	$228,532	644	$(7,014)	$221,518
Balance at April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	151,346	151,346	2,089	153,435	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(1,800)	—	(1,800)	435	(1,365)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(3,097)	(3,097)	—	(3,097)	—	—	—	—	—
Common stock dividends ($0.22 per share)	—	—	—	—	—	—	(15,661)	(15,661)	—	(15,661)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)	—	—	—	—	—
Share repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	22,149	—	—	—	—	22,149	—	22,149	—	—	(322)	4,019	4,019
Exercise of common stock options	124	1	3,179	—	—	—	—	3,180	—	3,180	—	—	—	—	—
Restricted stock awards	129	1	—	29	(3,231)	—	—	(3,230)	—	(3,230)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)	—	—	—	—	—
Stock-based compensation expense	—	—	12,269	—	—	—	—	12,269	—	12,269	—	—	—	—	—
ESOP distribution in common stock	764	8	12,404	—	—	—	—	12,412	—	12,412	(993)	(12,412)	—	—	(12,412)
Other	—	—	(390)	—	—	—	—	(390)	—	(390)	—	—	—	—	—
Balance at September 30, 2021	73,333	$11,590	$968,198	3,196	$(315,935)	$(26,020)	$57,386	$695,219	$14,784	$710,003	18,282	$228,532	644	$(7,014)	$221,518
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies Ultimate Holdings, Inc ("Infiltrator") and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products and Other.
Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2021 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2021 (“Fiscal 2021 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2021 and the results of operations for the three and six months ended September 30, 2021 and cash flows for the six months ended September 30, 2021. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2021 Form 10-K.
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
2.REVENUE RECOGNITION
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	September 30, 2021	March 31, 2021
	(In thousands)
Contract asset - product returns	$1,078	$694
Refund liability	2,392	1,801
3.LEASES
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
Master Lease Agreement – In May 2021, the Company entered into a Master Lease Agreement and an Interim Funding Agreement with Fifth Third Bank, National Association, (“Fifth Third”) to finance its procurement of material handling equipment, trucks and trailers (the “Master Lease Agreement”). The Master Lease Agreement and Interim Funding Agreement have a combined initial capacity of $65.0 million. Financings will either bear interest at a fixed rental amount or at a rate based on the London Interbank Offered Rate plus the applicable margin. As of September 30, 2021, the Company had lease financings of $5.5 million outstanding under the agreements.
4.INVENTORIES
Inventories as of the periods presented consisted of the following:

	September 30, 2021	March 31, 2021
	(In thousands)
Raw materials	$147,584	$75,294
Finished goods	277,660	225,667
Total inventories	$425,244	$300,961
5.FAIR VALUE MEASUREMENTS AND DERIVATIVE TRANSACTIONS
The Company uses commodity options in the form of collars and swaps and has previously used interest rate swaps and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Mark-to-market adjustments for changes in fair value and contract settlement gains and losses for collars, commodity swaps and foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations in Derivative (gains) loss and other (income) expense, net.
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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$1,715	—	$1,715	—
Total assets at fair value on a recurring basis	$1,715	—	$1,715	—
Liabilities:
Derivative liabilities – diesel fuel contracts	$107	—	$107	—
Total liabilities at fair value on a recurring basis	$107	—	$107	—

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$1,194	—	$1,194	—
Total assets at fair value on a recurring basis	$1,194	—	$1,194	—
Liabilities:
Derivative liabilities - diesel fuel contracts	$32	—	$32	—
Total liabilities at fair value on a recurring basis	$32	—	$32	—
For the six months ended September 30, 2021 and 2020, respectively, there were no transfers in or out of Levels 1, 2 or 3.
The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Diesel fuel option collars	$229	$(373)	$(446)	$(1,455)
Total net unrealized mark-to-market loss (gains)	$229	$(373)	$(446)	$(1,455)
Diesel fuel option collars	(752)	477	(1,266)	1,317
Total net realized (gain) loss	$(752)	$477	$(1,266)	$1,317
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

	September 30, 2021		March 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior Notes	$365,428	$350,000	$367,633	$350,000
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

6.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
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
The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$75,359	$80,236	$151,346	$150,702
Adjustments for:
Dividends to participating securities	(1,636)	(1,329)	(3,276)	(2,697)
Net income available to common stockholders and participating securities	73,723	78,907	148,070	148,005
Undistributed income allocated to participating securities	(10,494)	(12,760)	(21,430)	(24,025)
Net income available to common stockholders – Basic	$63,229	$66,147	$126,640	$123,980
Weighted average number of common shares outstanding – Basic	70,464	69,843	70,993	69,612
Net income per common share – Basic	$0.90	$0.95	$1.78	$1.78
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$63,229	$66,147	$126,640	$123,980
Weighted average number of common shares outstanding – Basic	70,464	69,843	70,993	69,612
Assumed restricted stock - nonparticipating	223	196	251	185
Assumed exercise of stock options	914	716	928	662
Assumed performance units	323	—	442	—
Weighted average number of common shares outstanding – Diluted	71,924	70,755	72,614	70,459
Net income per common share – Diluted	$0.88	$0.93	$1.74	$1.76
Potentially dilutive securities excluded as anti-dilutive	13,356	14,892	13,729	15,279
Stockholders’ Equity – During the three and six months ended September 30, 2021, the Company repurchased 1.5 million and 2.6 million shares of common stock, respectively, at a cost of $176.6 million and $292.0 million, respectively. The repurchases were made under the Board of Directors’ authorization in May 2021 to repurchase up to an additional $250 million, in addition to the $42 million previously authorized, of ADS common stock in accordance with applicable securities laws. As of September 30, 2021, the Company has utilized all of the common stock repurchase authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
On October 1, 2021, ADS completed an ESOP distribution of 1.1 million common shares to participants, which will be recorded in the third quarter of fiscal 2022. The distribution will reduce the balance of Redeemable preferred common stock by $17.6 million and increase Paid-in capital.
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of September 30, 2021 and March 31, 2021, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2021. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of September 30, 2021 and March 31, 2021, the outstanding principal balances of the credit facility including letters of credit were $8.9 million and $10.0 million, respectively. As of September 30, 2021, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2021 was 4.4% on Chilean peso denominated loans.
8.DEBT
Long-term debt as of the periods presented consisted of the following:

	September 30, 2021	March 31, 2021
	(In thousands)
Term Loan Facility	$437,750	$441,250
Senior Notes	350,000	350,000
Revolving Credit Facility	122,600	—
Total	910,350	791,250
Unamortized debt issuance costs	(1,839)	(2,030)
Current maturities	(7,000)	(7,000)
Long-term debt obligations	$901,511	$782,220
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
During the six months ended September 30, 2021, the Company received proceeds of $146.8 million from the Revolving Credit Facility and repaid $3.5 million of the Term Loan Facility and $24.2 million of the Revolving Credit Facility. Letters of credit outstanding at September 30, 2021 and March 31, 2021 amount to $12.5 million and $11.0 million, respectively, and reduced the availability of the Revolving Credit Facility.
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

9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of September 30, 2021.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2021 and 2020, the Company utilized an effective tax rate of 26.1% and 28.3%, respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”) increased the effective rate for the three months ended September 30, 2021 and 2020. Additionally, discrete income tax benefits related to the stock-based compensation windfall and other items decreased the rate for the three months ended September 30, 2021.
For the six months ended September 30, 2021 and 2020, the Company utilized an effective tax rate of 25.8% and 28.1%, respectively,to calculate its provision for income taxes. State and local income taxes and the Company’s ESOP increased the effective rate for the the six months ended September 30, 2021 and 2020. Additionally, discrete income tax benefits related to the stock-based compensation windfall and other items decreased the rate for the six months ended September 30, 2021.
11.STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. Equity-classified restricted stock awards are measured based on the grant-date estimated fair value of each award. The Company accounts for all restricted stock granted to Directors as equity-classified awards. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$685	$565	$1,319	$966
Selling, general and administrative expenses	4,933	4,931	10,950	10,129
Total stock-based compensation expense	$5,618	$5,496	$12,269	$11,095

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Stock-based compensation expense:
Stock Options	$860	$750	$1,613	$1,631
Restricted Stock	1,520	1,344	2,879	2,761
Performance-based Restricted Stock Units	2,773	3,070	6,961	6,054
Non-Employee Directors	465	332	816	649
Total stock-based compensation expense	$5,618	$5,496	$12,269	$11,095

2017 Omnibus Plan
On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which was approved by the Company’s stockholders on July 17, 2017. The 2017 Incentive Plan provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards.
Restricted Stock - During the three and six months ended September 30, 2021, the Company granted less than 0.1 million shares and 0.1 million shares of restricted stock with a grant date fair value of $2.0 million and $7.3 million, respectively.
Performance-based Restricted Stock Units ("Performance Units") –During the six months ended September 30, 2021, the Company granted 0.1 million performance share units were granted at a grant date fair value of $5.3 million.
Options - During the six months ended September 30, 2021, The Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $4.2 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the periods presented:

Six Months Ended September 30, 2021
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$384,521	$(2,668)	$381,853	$292,133	$(1,637)	$290,496
Infiltrator	145,911	(22,412)	123,499	105,986	(18,692)	87,294
International
International - Pipe	50,141	(5,170)	44,971	35,592	(896)	34,696
International - Allied Products & Other	13,433	—	13,433	13,706	—	13,706
Total International	63,574	(5,170)	58,404	49,298	(896)	48,402
Allied Products & Other	145,719	(3,004)	142,715	117,995	—	117,995
Intersegment Eliminations	(33,254)	33,254	—	(21,225)	21,225	—
Total Consolidated	$706,471	$—	$706,471	$544,187	$—	$544,187

	Six Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$758,531	$(4,571)	$753,960	$565,785	$(3,482)	$562,303
Infiltrator	272,653	(41,449)	231,204	208,139	(36,760)	171,379
International
International - Pipe	100,979	(8,084)	92,895	62,542	(896)	61,646
International - Allied Products & Other	27,961	—	27,961	22,585	—	22,585
Total International	128,940	(8,084)	120,856	85,127	(896)	84,231
Allied Products & Other	272,755	(3,004)	269,751	234,913	—	234,913
Intersegment Eliminations	(57,108)	57,108	—	(41,138)	41,138	—
Total Consolidated	$1,375,771	$—	$1,375,771	$1,052,826	$—	$1,052,826

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted Gross Profit
Pipe	$82,472	$100,496	$166,615	$191,095
Infiltrator	58,847	53,105	118,249	101,033
International	15,077	14,582	36,455	25,990
Allied Products & Other	67,979	60,380	131,278	120,848
Intersegment Eliminations	1,479	372	1,465	14
Total	$225,854	$228,935	$454,062	$438,980
Depreciation and Amortization
Pipe	$12,026	$11,543	$24,061	$22,903
Infiltrator	3,375	3,005	6,811	6,138
International	1,290	1,302	2,748	2,600
Allied Products & Other(a)	17,503	19,928	35,230	39,918
Total	$34,194	$35,778	$68,850	$71,559
Capital Expenditures
Pipe	$12,809	$3,911	$22,639	$8,142
Infiltrator	22,134	13,781	35,160	17,979
International	1,264	297	1,514	747
Allied Products & Other(a)	2,011	675	4,451	2,091
Total	$38,218	$18,664	$63,764	$28,959
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.
Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$200,057	$205,857	$401,178	$394,360
Depreciation and Amortization	17,250	16,463	34,782	32,886
ESOP and stock-based compensation expense	8,547	6,598	18,102	11,537
COVID-19 related costs(a)	—	17	—	197
Total Segment Adjusted Gross Profit	$225,854	$228,935	$454,062	$438,980
(a)Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third-party crisis management vendor.

13.SUBSEQUENT EVENTS
Common Stock Dividend - During the third quarter of fiscal 2022, the Company declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is payable on December 15, 2021 to stockholders of record at the close of business on December 1, 2021.

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
Executive Summary
Second Quarter Fiscal 2022 Results
•Net sales increased 29.8% to $706.5 million
•Net income decreased 5.3% to $76.3 million
•Adjusted EBITDA, a non-GAAP measure, decreased 5.3% to $164.8 million
Net sales increased $162.3 million, or 29.8%, to $706.5 million, as compared to $544.2 million in the prior year quarter. Domestic pipe sales increased $92.4 million, or 31.6%, to $384.5 million. Domestic allied products & other sales increased $27.7 million, or 23.5%, to $145.7 million. Infiltrator sales increased $39.9 million, or 37.7%, to $145.9 million. These increases were driven by double-digit sales growth in both the U.S. construction and agriculture end markets. International sales increased $14.3 million, or 29.0%, to $63.6 million, driven by double-digit sales growth in the Canadian and Mexican businesses..
Gross profit decreased $5.8 million, or 2.8%, to $200.1 million as compared to $205.9 million in the prior year. In the second quarter, favorable pricing primarily offset the inflationary cost pressure on materials, diesel and labor. The decrease in gross profit is primarily due to an increase in the use of third-party logistics services due to labor shortages impacting the manufacturing and transportation operations.

Adjusted EBITDA, a non-GAAP measure, decreased $9.3 million, or 5.3%, to $164.8 million, as compared to $174.1 million in the prior year. The decrease is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 23.3% as compared to 32.0% in the prior year.
Year-to-Date Fiscal 2022 Results
•Net sales increased 30.7% to $1,375.8 million
•Net income increased 1.4% to $153.4 million
•Adjusted EBITDA, a non-GAAP measure, decreased 0.6% to $331.4 million
•Cash provided by operating activities of $94.9 million
•Free cash flow, a non-GAAP measure, of $31.1 million
Net sales increased $322.9 million, or 30.7%, to $1,375.8 million, as compared to $1,052.8 million in the prior year. Domestic pipe sales increased $192.7 million, or 34.1%, to $758.5 million. Domestic allied products & other sales increased $37.8 million, or 16.1%, to $272.8 million. Infiltrator sales increased $64.5 million, or 31.0%, to $272.7 million. These increases were driven by double-digit sales growth in both the U.S. construction and agriculture end markets. International sales increased $43.8 million, or 51.5%, to $128.9 million, driven by double-digit sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $6.8 million, or 1.7%, to $401.2 million as compared to $394.4 million in the prior year. The increase is primarily due an increase in sales volume and favorable pricing on pipe, on-site septic and allied products. These increases were partially offset by inflationary cost pressure on materials, transportation and labor, as well as an increase in the use of third-party logistics services due to labor shortages impacting the manufacturing and transportation operations.
Adjusted EBITDA, a non-GAAP measure, decreased $2.2 million, or 0.6%, to $331.4 million, as compared to $333.5 million in the prior year. The decrease is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 24.1% as compared to 31.7% in the prior year.
Results of Operations
Comparison of the Three Months ended September 30, 2021 to the Three Months ended September 30, 2020
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended September 30,
	2021		2020
Consolidated Statements of Operations data:	(In thousands)
Net sales	$706,471	100.0%	$544,187	100.0%
Cost of goods sold	506,414	71.7	338,330	62.2
Gross profit	200,057	28.3	205,857	37.8
Selling, general and administrative	73,951	10.5	65,701	12.1
(Gain) loss on disposal of assets and costs from exit and disposal activities	(901)	(0.1)	627	0.1
Intangible amortization	15,446	2.2	17,955	3.3
Income from operations	111,561	15.8	121,574	22.3
Interest expense	8,437	1.2	9,360	1.7
Derivative gains (loss) and other income (expense), net	202	—	(151)	—
Income before income taxes	102,922	14.6	112,365	20.6
Income tax expense	26,816	3.8	31,827	5.8
Equity in net income of unconsolidated affiliates	(206)	—	(67)	—
Net income	76,312	10.8	80,605	14.8
Less: net income attributable to noncontrolling interest	953	0.1	369	0.1
Net income attributable to ADS	$75,359	10.7%	$80,236	14.7%

Net sales - The following table presents net sales to external customers by reportable segment for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$381,853	$290,496	$91,357	31.4%
Infiltrator	123,499	87,294	36,205	41.5
International	58,404	48,402	10,002	20.7
Allied Products & Other	142,715	117,995	24,720	21.0
Total Consolidated	$706,471	$544,187	$162,284	29.8%
Our consolidated net sales for the three months ended September 30, 2021 increased by $162.3 million, or 29.8%, compared to the same period in fiscal 2021. The increase in net sales was primarily a result of growth in our domestic Pipe along with both the Infiltrator and International segments.
Our Pipe segment experienced growth primarily through improved pricing/mix of products sold. Infiltrator achieved growth through improved price/mix of products sold and higher volumes associated with the residential market. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended September 30, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$62,627	$82,944	$(20,317)	(24.5)%
Infiltrator	55,350	49,946	5,404	10.8
International	13,792	13,260	532	4.0
Allied Products & Other	66,809	59,335	7,474	12.6
Intersegment eliminations	1,479	372	1,107	297.6
Total gross profit	$200,057	$205,857	$(5,800)	(2.8)%
Our consolidated Cost of goods sold for the three months ended September 30, 2021 increased by $168.1 million, or 49.7%, and our consolidated Gross profit decreased by $5.8 million, or 2.8%, compared to the same period in fiscal 2021. The decrease in our gross profit was due to inflationary pressures of higher material and transportation costs along with higher manufacturing costs partially offset by an increase in net sales from improved pricing.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Selling, general and administrative expenses	$73,951	$65,701
% of Net sales	10.5%	12.1%
Selling, general and administrative expenses for three months ended September 30, 2021 increased $8.3 million from the same period in fiscal 2021 and as a percentage of sales, decreased by 1.6%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth along with higher spend in various areas impacted last year by COVID-19 including travel and entertainment expenses.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased $2.5 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense decreased $0.9 million in the three months ended September 30, 2021 compared to the same period in the previous fiscal year. The decrease was primarily due to decreased average debt levels.

Derivative gain (loss) and other income (expense), net - Derivative gain (loss) and other income (expense) increased by $0.4 million for the three months ended September 30, 2021 compared to the same period in the previous fiscal year.
Income tax expense (benefit) - The following table presents the effective tax rates for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Effective tax rate	26.1%	28.3%
The change in the effective tax rate was primarily due to discrete income tax events related to the stock-based compensation windfall and other items. See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the three months ended September 30, 2021 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for three months ended September 30, 2021 due to an increase in net income at our ADS Mexicana joint venture.
Comparison of the Six Months Ended September 30, 2021 to the Six Months Ended September 30, 2020
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Six Months Ended September 30,
	2021		2020
Consolidated Statements of Operations data:	(In thousands)
Net sales	$1,375,771	100.0%	$1,052,826	100.0%
Cost of goods sold	974,593	70.8	658,466	62.5
Gross profit	401,178	29.2	394,360	37.5
Selling, general and administrative	150,172	10.9	127,477	12.1
(Gain) loss on disposal of assets and costs from exit and disposal activities	(912)	(0.1)	2,274	0.2
Intangible amortization	31,091	2.3	35,937	3.4
Income from operations	220,827	16.1	228,672	21.7
Interest expense	16,344	1.2	19,330	1.8
Derivative loss and other expense, net	(1,812)	(0.1)	(718)	(0.1)
Income before income taxes	206,295	15.0	210,060	20.0
Income tax expense	53,271	3.9	59,027	5.6
Equity in net income of unconsolidated affiliates	(411)	—	(240)	—
Net income	153,435	11.2	151,273	14.4
Less: net income attributable to noncontrolling interest	2,089	0.2	571	0.1
Net income attributable to ADS	$151,346	11.0%	$150,702	14.3%

Net sales - The following table presents net sales to external customers by reportable segment for the six months ended September 30, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$753,960	$562,303	$191,657	34.1%
Infiltrator	231,204	171,379	59,825	34.9
International	120,856	84,231	36,625	43.5
Allied Products & Other	269,751	234,913	34,838	14.8
Total Consolidated	$1,375,771	$1,052,826	$322,945	30.7%
Our consolidated net sales for the six months ended September 30, 2021 increased by $322.9 million, or 30.7%, compared to the same period in fiscal 2021. The increase in net sales was primarily a result of growth in our domestic Pipe along with both the Infiltrator and International segments.
Our Pipe segment experienced growth in the residential, agriculture and construction markets through both higher volumes and improved pricing/mix of products sold. Infiltrator achieved growth through improved price/mix of products sold and higher volumes associated with the residential market. The increase in our International segment was driven by growth in the Canadian, Mexican and Export businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the six months ended September 30, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$125,927	$157,639	$(31,712)	(20.1)%
Infiltrator	111,219	94,677	16,542	17.5
International	33,696	23,367	10,329	44.2
Allied Products & Other	128,871	118,663	10,208	8.6
Intersegment eliminations	1,465	14	1,451	10,364.3
Total gross profit	$401,178	$394,360	$6,818	1.7%
Our consolidated Cost of goods sold for the six months ended September 30, 2021 increased by $316.1 million, or 48.0%, and our consolidated Gross profit increased by $6.8 million, or 1.7%, compared to the same period in fiscal 2021. The increase in our gross profit was due to an increase in net sales from higher volumes and improved pricing and was partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020
Selling, general and administrative expenses	$150,172	$127,477
% of Net sales	10.9%	12.1%
Selling, general and administrative expenses for six months ended September 30, 2021 increased $22.7 million from the same period in fiscal 2021 and as a percentage of sales, decreased by 1.2%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth along with higher spend in various areas impacted last year by COVID-19 including travel and entertainment expenses.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased by $4.8 million primarily due the accelerated method of amortization for customer relationships
Interest expense - Interest expense decreased $3.0 million in the six months ended September 30, 2021 compared to the same period in the previous fiscal year. The decrease was primarily due to decreased average debt levels.

Derivative gain (loss) and other income (expense), net - Derivative gain (loss) and other income (expense) increased by $1.1 million for the six months ended September 30, 2021 compared to the same period in the previous fiscal year.
Income tax expense (benefit) – The following table presents the effective tax rates for the six months ended September 30, 2021 and 2020

	For the Six Months Ended September 30,
	2021	2020
Effective tax rate	25.8%	28.1%
The change in the effective tax rate was primarily due to discrete income tax events related to the stock-based compensation windfall and other items. See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the six months ended September 30, 2021 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for the six months ended September 30, 2021 due to increased net income at our ADS Mexicana joint venture.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$76,312	$80,605	$153,435	$151,273
Depreciation and amortization	34,194	35,778	68,850	71,559
Interest expense	8,437	9,360	16,344	19,330
Income tax expense	26,816	31,827	53,271	59,027
EBITDA	145,759	157,570	291,900	301,189
(Gain) loss on disposal of assets and costs from exit and disposal activities	(901)	627	(912)	2,274
ESOP and stock-based compensation expense	17,631	14,626	38,437	27,088
Transaction costs(a)	834	718	877	1,374
Strategic growth and operational improvement initiatives(b)	—	361	—	2,116
COVID-19 related costs(c)	—	242	—	806
Other adjustments(d)	1,481	(70)	1,084	(1,303)
Adjusted EBITDA	$164,804	$174,074	$331,386	$333,544
Adjusted EBITDA Margin	23.3%	32.0%	24.1%	31.7%
(a)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(b)Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which include various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which include evaluation of our manufacturing network and improvement initiatives.
(c)Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third party crisis management vendor.
(d)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
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

The following table presents key liquidity metrics utilized by management. The table includes the Non-GAAP measure, Free Cash Flow, which is further discussed and defined below, and Leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA.

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$94,878	$286,168
Capital expenditures	(63,764)	(28,959)
Free Cash Flow	31,114	257,209
Total debt (debt and finance lease obligations)	961,127
Cash	14,005
Net debt (total debt less cash)	947,122
Leverage Ratio	1.7
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
Net cash provided by operating activities decreased $191.3 million to $94.9 million, as compared to $286.2 million in the prior year, primarily due to changes in net working capital. Free cash flow (Non-GAAP) decreased $226.1 million to $31.1 million, as compared to $257.2 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $947.1 million as of September 30, 2021.
The following table summarizes our available liquidity for the periods presented.

(Amounts in thousands)	September 30, 2021
Revolver capacity	$350,000
Less: outstanding borrowings	(122,600)
Less: letters of credit	(12,505)
Revolver available liquidity	$214,895
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of September 30, 2021, we had $228.9 million in liquidity, including $14.0 million of cash, $214.9 million in borrowings available under our Revolving Credit Agreement, net of $12.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.
Working Capital - Working capital decreased to $403.7 million as of September 30, 2021, from $424.7 million as of March 31, 2021. The decrease in working capital is primarily due to decreased cash related to share repurchase activity and increased accounts payable and other current liabilities. These decreases were offset by increased inventory and accounts receivable.

	Six Months Ended September 30,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$94,878	$286,168
Net cash used in investing activities	(62,208)	(28,504)
Net cash used in financing activities	(213,593)	(227,793)
Operating Cash Flows – Cash flows from operating activities decreased $191.3 million during the six months ended September 30, 2021 was due to changes in net working capital including increased inventory and accounts receivable.
Investing Cash Flows - Cash flows used in investing activities during the six months ended September 30, 2021 increased by $33.7 million compared to the same period in fiscal 2021.
Capital expenditures totaled $63.8 million and $29.0 million for the six months ended September 30, 2021 and 2020, respectively. Our capital expenditures for the six months ended September 30, 2021 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $130 to $150 million in fiscal year 2022. Such capital expenditures are expected to be financed using funds generated by operations. As of September 30, 2021, there were no material contractual obligations or commitments related to these planned capital expenditures.
Financing Cash Flows - During the six months ended September 30, 2021, cash used included the repurchase of common stock of $292.0 million, repayment of $24.2 million on the Revolving Credit Facility, $13.0 million of shares withheld for tax purposes, $18.8 million of dividend payments and payments on our finance lease obligations of $10.4 million. Cash provided by financing activities included proceeds of $146.8 million on the Revolving Credit Facility.
During the six months ended September 30, 2020, cash used in financing activities included the repayment of $103.5 million on the Term Loan Facility, the repayment of $100.0 million on the Revolving Credit Facility, quarterly dividend payments of $15.4 million and payments on our finance lease obligations of $12.2 million.
Cash held by Foreign Subsidiaries - As of September 30, 2021, we had $11.9 million in cash that was held by our foreign subsidiaries, including $8.2 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
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
The ESOP’s conversion of redeemable convertible preferred stock into common stock will have a meaningful impact on the Company’s net income, net income per share and common shares outstanding. The outstanding shares of common stock would be 20% greater after conversion.
Impact on Net Income - Provided that the converted common stock do not qualify as participating securities, the Company will no longer be required to apply the two-class method to determine Net income per share. In addition, the Company would not be required to recognize the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred shares allocated.
The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to ADS	$75,359	$80,236	$151,346	$150,702
ESOP deferred stock-based compensation	12,013	9,130	26,168	15,993
Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(Shares in millions)
Weighted average common shares outstanding	70.5	69.8	71.0	69.6
Conversion of redeemable convertible shares	14.1	16.3	14.4	16.4
Financing Transactions
Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of September 30, 2021, the outstanding principal drawn on Term Loan Facility was $437.8 million and $122.6 million on the Revolving Credit Facility. The Company had $214.9 million available to be drawn on the Revolving Credit Facility, net of $12.5 million of outstanding letters of credit.
ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of September 30, 2021 and March 31, 2021, there were no borrowings under the Intercompany Note.
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
For further information, see “Note 13. Debt” to the Consolidated Financial Statements in our Fiscal 2021 Form 10-K. We are in compliance with our debt covenants as of September 30, 2021.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2021, our South American Joint Venture had approximately $10.1 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Form 10-K, except as disclosed in "Note 1. Background and Summary of Significant Accounting Policies".

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our actual consolidated results of operations, financial condition, liquidity and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Form 10-Q (including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:
•fluctuations in the price and availability of resins and other raw materials and our ability to pass any increased costs of raw materials on to our customers in a timely manner;
•volatility in general business and economic conditions in the markets in which we operate, including the adverse impact on the U.S. and global economy of the COVID-19 global pandemic, and the impact of COVID-19 in the near, medium and long-term on our business, results of operations, financial position, liquidity or cash flows, and other limitation factors relating to availability of credit, interest rates, fluctuations in capital and business and consumer confidence;
•cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;
•the risks of increasing competition in our existing and future markets, including competition from both manufacturers of high performance thermoplastic corrugated pipe and manufacturers of products using alternative materials, and our ability to continue to convert current demand for concrete, steel and polyvinyl chloride (“PVC”) pipe products into demand for our high performance thermoplastic corrugated pipe and Allied Products;
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions and similar transactions, including Infiltrator;
•the effect of any claims, litigation, investigations or proceedings, including those described under “Item 3. Legal Proceedings” of this Quarterly Report;
•the effect of weather or seasonality;
•the loss of any of our significant customers;
•the risks of doing business internationally;
•the risks of conducting a portion of our operations through joint ventures;
•our ability to expand into new geographic or product markets, including risks associated with new markets and products associated with our recent acquisition of Infiltrator;
•our ability to achieve the acquisition component of our growth strategy;
•the risk associated with manufacturing processes;
•our ability to manage our assets;
•the risks associated with our product warranties;
•our ability to manage our supply purchasing and customer credit policies;
•our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•our ability to protect our intellectual property rights;

•changes in laws and regulations, including environmental laws and regulations;
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes;
•fluctuations in our effective tax rate, including from the Tax Cuts and Jobs Act;
•our ability to meet future capital requirements and fund our liquidity needs; and
•other risks and uncertainties, including those listed under “Item 1A. Risk Factors.” in the Fiscal 2021 Form 10-K.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $5.4 million based on our borrowings as of September 30, 2020. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $9.9 million, for the twelve months ended September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In May 2021, our Board of Directors authorized a $250 million increase to our existing $50 million stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. The Company repurchased 1.5 million shares of common stock at a cost of $176.7 million during the three months ended September 30, 2021. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
(amounts in thousands, except per share data)
July 1, 2021 to July 31, 2021	1,080	$116.46	1,080	50,895
August 1, 2021 to August 30, 2021	438	116.08	438	—
September 1, 2021 to September 30, 2021	—	—	—	—
Total	1,518	$116.35	1,518	$—
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

4.1
Shareholder Agreement, dated as of August 19, 2021, by and between Advanced Drainage Systems, Inc. and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 20, 2021).

4.2
Registration Rights Agreement, dated as of August 19, 2021, by and between Advanced Drainage Systems, Inc. and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 20, 2021).

10.1
First Amendment to Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s 2021 Proxy Statement (File No. 001-36557) filed with the Securities and Exchange Commission on June 9, 2021).

10.2
Separation and Release Agreement, dated as of September 1, 2021, by and between Advanced Drainage Systems, Inc. and Ronald R. Vitarelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on September 8, 2021).

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL and contained in Exhibit 101..
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2021

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer