Form 10-Q
period 2021-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2022-02-03
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 27, 2022, the registrant had 71,919,817 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of January 27, 2022, 319,145 shares of unvested restricted common stock were outstanding and 16,082,413 shares of ESOP, preferred stock, convertible into 12,370,592 shares of common stock, were outstanding. As of January 27, 2022, 84,609,554 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock and on an as-converted basis with respect to the outstanding shares of ESOP preferred stock.

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$22,173	$195,009
Receivables (less allowance for doubtful accounts of $8,122 and $5,323, respectively)	303,140	236,191
Inventories	465,518	300,961
Other current assets	16,188	10,817
Total current assets	807,019	742,978
Property, plant and equipment, net	590,949	504,275
Other assets:
Goodwill	611,578	599,072
Intangible assets, net	447,411	482,016
Other assets	98,802	85,491
Total assets	$2,555,759	$2,413,832
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$20,764	$7,000
Current maturities of finance lease obligations	5,167	19,318
Accounts payable	195,471	171,098
Other accrued liabilities	140,578	116,151
Accrued income taxes	2,104	4,703
Total current liabilities	364,084	318,270
Long-term debt obligations (less unamortized debt issuance costs of $1,744 and $2,030, respectively)	931,765	782,220
Long-term finance lease obligations	13,354	32,964
Deferred tax liabilities	172,143	162,185
Other liabilities	53,903	54,767
Total liabilities	1,535,249	1,350,406
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 16,871 and 19,275 shares outstanding, respectively	210,888	240,944
Deferred compensation – unearned ESOP shares	(5,146)	(11,033)
Total mezzanine equity	205,742	229,911
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 74,492 and 72,071 shares issued, respectively; 71,295 and 71,570 shares outstanding, respectively	11,601	11,578
Paid-in capital	1,008,610	918,587
Common stock in treasury, at cost	(316,049)	(10,959)
Accumulated other comprehensive loss	(26,681)	(24,220)
Retained earnings (deficit)	121,918	(75,202)
Total ADS stockholders’ equity	799,399	819,784
Noncontrolling interest in subsidiaries	15,369	13,731
Total stockholders’ equity	814,768	833,515
Total liabilities, mezzanine equity and stockholders’ equity	$2,555,759	$2,413,832
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	$715,357	$486,145	$2,091,128	$1,538,971
Cost of goods sold	506,380	317,640	1,480,973	976,106
Gross profit	208,977	168,505	610,155	562,865
Operating expenses:
Selling, general and administrative	80,059	66,606	230,231	194,083
Loss on disposal of assets and costs from exit and disposal activities	3,466	980	2,554	3,254
Intangible amortization	15,138	17,956	46,229	53,893
Income from operations	110,314	82,963	331,141	311,635
Other expense:
Interest expense	8,756	8,433	25,100	27,763
Derivative gains and other income, net	(979)	(165)	(2,791)	(883)
Income before income taxes	102,537	74,695	308,832	284,755
Income tax expense	28,792	20,264	82,063	79,291
Equity in net (income) loss of unconsolidated affiliates	(717)	390	(1,128)	150
Net income	74,462	54,041	227,897	205,314
Less: net income attributable to noncontrolling interest	784	267	2,873	838
Net income attributable to ADS	73,678	53,774	225,024	204,476
Weighted average common shares outstanding:
Basic	71,267	70,450	71,087	69,893
Diluted	72,789	71,586	72,752	70,853
Net income per share:
Basic	$0.88	$0.63	$2.67	$2.42
Diluted	$0.86	$0.62	$2.61	$2.38
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$74,462	$54,041	$227,897	$205,314
Currency translation (loss) gain	(860)	7,440	(2,225)	12,996
Comprehensive income	73,602	61,481	225,672	218,310
Less: other comprehensive (loss) income attributable to noncontrolling interest	(199)	1,367	236	2,024
Less: net income attributable to noncontrolling interest	784	267	2,873	838
Total comprehensive income attributable to ADS	$73,017	$59,847	$222,563	$215,448
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$227,897	$205,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,687	107,321
Deferred income taxes	6,243	(8,032)
Gain on disposal of assets and costs from exit and disposal activities	2,554	3,254
ESOP and stock-based compensation	61,900	45,413
Amortization of deferred financing charges	286	293
Fair market value adjustments to derivatives	118	(2,537)
Equity in net income of unconsolidated affiliates	(1,128)	150
Other operating activities	(9,898)	6,162
Changes in working capital:
Receivables	(59,821)	12,502
Inventories	(161,878)	46,809
Prepaid expenses and other current assets	(5,199)	(2,288)
Accounts payable, accrued expenses, and other liabilities	29,086	34,415
Net cash provided by operating activities	193,847	448,776
Cash Flows from Investing Activities
Capital expenditures	(100,367)	(57,675)
Acquisition, net of cash acquired	(49,210)	—
Other investing activities	(463)	516
Net cash used in investing activities	(150,040)	(57,159)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(5,250)	(205,250)
Proceeds from Revolving Credit Agreement	258,100	—
Payments on Revolving Credit Agreement	(124,600)	(100,000)
Proceeds from Equipment Financing	35,963	—
Payments on Equipment Financing	(1,177)	—
Payments on finance lease obligations	(49,365)	(15,859)
Repurchase of common stock	(292,000)	—
Cash dividends paid	(27,826)	(24,507)
Dividends paid to noncontrolling interest holder	(1,471)	—
Proceeds from exercise of stock options	4,274	3,989
Payment of withholding taxes on vesting of restricted stock units	(13,055)	—
Other financing activities	(167)	(1,489)
Net cash used in financing activities	(216,574)	(343,116)
Effect of exchange rate changes on cash	(69)	1,262
Net change in cash	(172,836)	49,763
Cash at beginning of period	195,009	174,233
Cash at end of period	$22,173	$223,996
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$81,028	$64,344
Cash paid for interest	20,080	25,305
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	16,258	4,299
Balance in accounts payable for the acquisition of property, plant and equipment	16,313	3,443
c
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at October 1, 2020	70,502	$11,562	$859,254	500	$(10,859)	$(30,426)	$(133,011)	$696,520	$12,990	$709,510	21,030	$262,872	1,398	$(16,779)	$246,093
Net income	—	—	—	—	—	—	53,774	53,774	267	54,041	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	6,073	—	6,073	1,367	7,440	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,288)	(1,288)	—	(1,288)	—	—	—	—	—
Common stock dividends ($0.09 per share)	—	—	—	—	—	—	(6,378)	(6,378)	—	(6,378)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	10,686	—	—	—	—	10,686	—	10,686	—	—	(226)	2,827	2,827
Exercise of common stock options	29	—	714	—	—	—	—	714	—	714	—	—	—	—	—
Restricted stock awards	4	—	—	1	(90)	—	—	(90)	—	(90)	—	—	—	—	—
Stock-based compensation expense	—	—	4,813	—	—	—	—	4,813	—	4,813	—	—	—	—	—
ESOP distribution in common stock	454	5	7,376	—	—	—	—	7,381	—	7,381	(591)	(7,381)	—	—	(7,381)
Balance at December 31, 2020	70,989	$11,567	$882,843	501	$(10,949)	$(24,353)	$(86,903)	$772,205	$13,154	$785,359	20,439	$255,491	1,172	$(13,952)	$241,539
Balance at April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	204,476	204,476	838	205,314	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	10,972	—	10,972	2,024	12,996	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(3,983)	(3,983)	—	(3,983)	—	—	—	—	—
Common stock dividends ($0.27 per share)	—	—	—	—	—	—	(18,998)	(18,998)	—	(18,998)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	21,026	—	—	—	—	21,026	—	21,026	—	—	(678)	8,480	8,480
Exercise of common stock options	181	2	3,989	—	—	—	—	3,991	—	3,991	—	—	—	—	—
Restricted stock awards	134	1	—	10	(488)	—	—	(487)	—	(487)	—	—	—	—	—
Stock-based compensation expense	—	—	15,908	—	—	—	—	15,908	—	15,908	—	—	—	—	—
ESOP distribution in common stock	864	9	14,029	—	—	—	—	14,038	—	14,038	(1,123)	(14,038)	—	—	(14,038)
Other	—	—	318	—	—	—	—	318	—	318	—	—	—	—	—
Balance at December 31, 2020	70,989	$11,567	$882,843	501	$(10,949)	$(24,353)	$(86,903)	$772,205	$13,154	$785,359	20,439	$255,491	1,172	$(13,952)	$241,539
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY (CONTINUED)
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at October 1, 2021	73,333	$11,590	$968,198	3,196	$(315,935)	$(26,020)	$57,386	$695,219	$14,784	$710,003	18,282	$228,532	644	$(7,014)	$221,518
Net income	—	—	—	—	—	—	73,678	73,678	784	74,462	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(661)	—	(661)	(199)	(860)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,267)	(1,267)	—	(1,267)	—	—	—	—	—
Common stock dividends ($0.11 per share)	—	—	—	—	—	—	(7,879)	(7,879)	—	(7,879)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	15,353	—	—	—	—	15,353	—	15,353	—	—	(149)	1,868	1,868
Exercise of common stock options	71	1	1,094	—	—	—	—	1,095	—	1,095	—	—	—	—	—
Restricted stock awards	2	—	—	1	(114)	—	—	(114)	—	(114)	—	—	—	—	—
Stock-based compensation expense	—	—	6,242	—	—	—	—	6,242	—	6,242	—	—	—	—	—
ESOP distribution in common stock	1,086	10	17,634	—	—	—	—	17,644	—	17,644	(1,411)	(17,644)	—	—	(17,644)
Other	—	—	89	—	—	—	—	89	—	89	—	—	—	—	—
Balance at December 31, 2021	74,492	$11,601	$1,008,610	3,197	$(316,049)	$(26,681)	$121,918	$799,399	$15,369	$814,768	16,871	$210,888	495	$(5,146)	$205,742
Balance at April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	225,024	225,024	2,873	227,897	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(2,461)	—	(2,461)	236	(2,225)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(4,364)	(4,364)	—	(4,364)	—	—	—	—	—
Common stock dividends ($0.33 per share)	—	—	—	—	—	—	(23,540)	(23,540)	—	(23,540)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)	—	—	—	—	—
Share repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	37,502	—	—	—	—	37,502	—	37,502	—	—	(471)	5,887	5,887
Exercise of common stock options	195	2	4,273	—	—	—	—	4,275	—	4,275	—	—	—	—	—
Restricted stock awards	131	1	—	30	(3,345)	—	—	(3,344)	—	(3,344)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)	—	—	—	—	—
Stock-based compensation expense	—	—	18,511	—	—	—	—	18,511	—	18,511	—	—	—	—	—
ESOP distribution in common stock	1,850	18	30,038	—	—	—	—	30,056	—	30,056	(2,404)	(30,056)	—	—	(30,056)
Other	—	—	(301)	—	—	—	—	(301)	—	(301)	—	—	—	—	—
Balance at December 31, 2021	74,492	$11,601	$1,008,610	3,197	$(316,049)	$(26,681)	$121,918	$799,399	$15,369	$814,768	16,871	$210,888	495	$(5,146)	$205,742
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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2021 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2021 (“Fiscal 2021 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2021 and the results of operations for the three and nine months ended December 31, 2021 and cash flows for the nine months ended December 31, 2021. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2021 Form 10-K.
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
2.ACQUISITIONS
Acquisition of Jet - On December 3, 2021, the Company completed its acquisition of Jet Polymer Recycling, Inc., The Traylor Group, Inc. and certain assets of EAT Properties, L.L.C. (collectively "Jet"). Jet was a privately-owned recycling company located in the southeastern United States. The acquisition of Jet expands the Company's plastic recycling capabilities to support future growth. Jet is currently the largest supplier of recycled polypropylene plastic for Infiltrator. The total fair value of consideration transferred was $49.4 million.
The following table summarizes the consideration transferred and the preliminary purchase price allocation of assets acquired and liabilities assumed. The purchase price allocation for assets acquired and liabilities assumed is preliminary and will be finalized when valuations are complete and final assessments of the fair value of acquired assets and assumed liabilities are completed. Such finalizations may result in material changes from the preliminary purchase price allocations. The Company's estimates and assumptions are subject to change during the measurement period (up to one year from the closing date), as the Company continues to finalize the valuations of assets acquired and liabilities assumed.

(Amounts in thousands)	Initial Amount
Cash	$160
Total current assets, excluding cash	12,993
Property, plant and equipment	22,495
Goodwill	12,597
Intangible assets	11,500
Other assets	158
Total current liabilities	(5,750)
Deferred tax liabilities	(2,999)
Other liabilities	(1,784)
Total fair value of consideration transferred	$49,370
The preliminary goodwill of $12.6 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to the Pipe segment.
The preliminary purchase price excludes transaction costs. During the three months ended December 31, 2021, the Company incurred $2.6 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.
The identifiable intangible assets recorded in connection with the closing of the acquisition of Jet are based on preliminary valuations including supplier and customer relationships, tradename and non-compete agreements totaling $11.5 million.

(Amounts in thousands)	Preliminary fair value
Supplier and customer relationships	$10,500
Other	1,000
Total identifiable intangible assets	$11,500
The Company has excluded certain disclosures required under ASC 805, Business Combinations as they are not material to the financial statements.
3.REVENUE RECOGNITION
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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	December 31, 2021	March 31, 2021
	(In thousands)
Contract asset - product returns	$1,052	$694
Refund liability	2,508	1,801
4.LEASES
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
Master Lease Agreement – In May 2021, the Company entered into a Master Lease Agreement and an Interim Funding Schedule with Fifth Third Bank, National Association, (“Fifth Third”) to finance its procurement of material handling equipment, trucks and trailers (the “Master Lease Agreement”). The Master Lease Agreement and Interim Funding Schedule have an initial capacity of $62.5 million denominated in USD and $2.5 million denominated in CAD. Financings will either bear interest at a fixed rental amount or at a rate based on the London Interbank Offered Rate plus the applicable margin. In November 2021, the Company purchased all material handling equipment, trucks and trailers previously classified as finance leases under a master lease agreement with its previous service provider. The outstanding lease obligation as of March 31, 2021 was $36.6 million. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Agreement with Fifth Third. As of December 31, 2021, the Company had financings of $43.0 million outstanding under the agreements, including $36.0 million of Equipment Financing (as defined and further discussed in "Note 9. Debt").
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

	December 31, 2021	March 31, 2021
	(In thousands)
Raw materials	$170,049	$75,294
Finished goods	295,469	225,667
Total inventories	$465,518	$300,961
6.FAIR VALUE MEASUREMENTS AND DERIVATIVE TRANSACTIONS
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

Recurring Fair Value Measurements - The assets and liabilities carried at fair value as of the periods presented were as follows:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$1,240	—	$1,240	—
Total assets at fair value on a recurring basis	$1,240	—	$1,240	—
Liabilities:
Derivative liabilities – diesel fuel contracts	$195	—	$195	—
Total liabilities at fair value on a recurring basis	$195	—	$195	—

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Derivative assets – diesel fuel contracts	$1,194	—	$1,194	—
Total assets at fair value on a recurring basis	$1,194	—	$1,194	—
Liabilities:
Derivative liabilities - diesel fuel contracts	$32	—	$32	—
Total liabilities at fair value on a recurring basis	$32	—	$32	—
For the nine months ended December 31, 2021 and 2020, respectively, there were no transfers in or out of Levels 1, 2 or 3.
The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Diesel fuel option collars	$564	$(1,082)	$118	$(2,537)
Total net unrealized mark-to-market loss (gains)	$564	$(1,082)	$118	$(2,537)
Diesel fuel option collars	(749)	261	(2,016)	1,578
Total net realized (gain) loss	$(749)	$261	$(2,016)	$1,578
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The following table presents the carrying and fair value of the Company’s Senior Notes and Equipment Financing (as defined below and further discussed in “Note 9. Debt”) for the periods presented:

	December 31, 2021		March 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior Notes	$362,614	$350,000	$367,633	$350,000
Equipment Financing	$33,300	$34,773	$—	$—
Total fair value	$395,914	$384,773	$367,633	$350,000
The fair value of the Senior Notes was determined based on a quoted market data for the Company’s Senior Notes. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the Senior Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount on the remaining long-term debt, including the Term Loan Facility and Revolving Credit Facility, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
7.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
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
The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2021	2020	2021	2020
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$73,678	$53,774	$225,024	$204,476
Adjustments for:
Dividends to participating securities	(1,357)	(1,288)	(4,633)	(3,985)
Net income available to common stockholders and participating securities	72,321	52,486	220,391	200,491
Undistributed income allocated to participating securities	(9,457)	(7,798)	(30,870)	(31,699)
Net income available to common stockholders – Basic	$62,864	$44,688	$189,521	$168,792
Weighted average number of common shares outstanding – Basic	71,267	70,450	71,087	69,893
Net income per common share – Basic	$0.88	$0.63	$2.67	$2.42
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$62,864	$44,688	$189,521	$168,792
Weighted average number of common shares outstanding – Basic	71,267	70,450	71,087	69,893
Assumed restricted stock - nonparticipating	236	886	245	745
Assumed exercise of stock options	854	250	904	215
Assumed performance units	432	—	516	—
Weighted average number of common shares outstanding – Diluted	72,789	71,586	72,752	70,853
Net income per common share – Diluted	$0.86	$0.62	$2.61	$2.38
Potentially dilutive securities excluded as anti-dilutive	12,271	14,347	13,240	14,807
Stockholders’ Equity – During the nine months ended December 31, 2021, the Company repurchased 2.6 million shares of common stock at a cost of $292.0 million. The repurchases were made under the Board of Directors’ authorization in May 2021 to repurchase up to an additional $250 million of ADS Common Stock, in addition to the $42 million previously authorized, in accordance with applicable securities laws. As of December 31, 2021, the Company has utilized all of the common stock repurchase authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
8.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (together with its affiliate ADS Corporativo, S.A. de C.V., “ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 22, 2018, the Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on

June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of December 31, 2021 and March 31, 2021, there were $1.5 million and no borrowings, respectively, outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of December 31, 2021. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of December 31, 2021 and March 31, 2021, the outstanding principal balances of the credit facility including letters of credit were $9.2 million and $10.0 million, respectively. As of December 31, 2021, there were no U.S. dollar denominated loans. The weighted average interest rate as of December 31, 2021 was 4.3% on Chilean peso denominated loans.
9.DEBT
Long-term debt as of the periods presented consisted of the following:

	December 31, 2021	March 31, 2021
	(In thousands)
Term Loan Facility	$436,000	$441,250
Senior Notes	350,000	350,000
Revolving Credit Facility	133,500	—
Equipment Financing	34,773	—
Total	954,273	791,250
Unamortized debt issuance costs	(1,744)	(2,030)
Current maturities	(20,764)	(7,000)
Long-term debt obligations	$931,765	$782,220
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
During the nine months ended December 31, 2021, the Company received proceeds of $258.1 million from the Revolving Credit Facility and repaid $5.25 million of the Term Loan Facility and $124.6 million of the Revolving Credit Facility. Letters of credit outstanding at December 31, 2021 and March 31, 2021 amount to $12.5 million and $11.0 million, respectively, and reduced the availability of the Revolving Credit Facility.
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

Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has a term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.4%. The current portion of the equipment financing is $13.8 million and the long-term portion is $21.0 million at December 31, 2021.
10.COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of December 31, 2021.
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
11.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2021 and 2020, the Company utilized an effective tax rate of 28.1% and 27.1%, respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s Employee Stock Ownership Plan (“ESOP”) increased the effective rate for the three months ended December 31, 2021 and 2020.
For the nine months ended December 31, 2021 and 2020, the Company utilized an effective tax rate of 26.6% and 27.8%, respectively, to calculate its provision for income taxes. State and local income taxes and the Company’s ESOP increased the effective rate for the nine months ended December 31, 2021 and 2020. Additionally, discrete income tax benefits related to the stock-based compensation windfall and other items decreased the rate for the nine months ended December 31, 2021.
12.STOCK-BASED COMPENSATION
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$700	$510	$2,019	$1,476
Selling, general and administrative expenses	5,542	4,303	16,492	14,432
Total stock-based compensation expense	$6,242	$4,813	$18,511	$15,908

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Stock-based compensation expense:
Stock Options	$793	$623	$2,406	$2,254
Restricted Stock	1,480	1,214	4,359	3,975
Performance-based Restricted Stock Units	3,471	2,622	10,432	8,676
Non-Employee Directors	498	354	1,314	1,003
Total stock-based compensation expense	$6,242	$4,813	$18,511	$15,908

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
Restricted Stock - During the three and nine months ended December 31, 2021, the Company granted less than 0.1 million shares and 0.1 million shares of restricted stock with a grant date fair value of $0.9 million and $8.2 million, respectively.
Performance-based Restricted Stock Units ("Performance Units") –During the nine months ended December 31, 2021, the Company granted 0.1 million performance share units at a grant date fair value of $5.3 million.
Options - During the nine months ended December 31, 2021, The Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $4.2 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the periods presented:

Nine Months Ended December 31, 2021
Common stock price	$105.82
Expected stock price volatility	41.0%
Risk-free interest rate	1.1%
Weighted-average expected option life (years)	6.0
Dividend yield	0.3%

13.BUSINESS SEGMENTS INFORMATION
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2021			December 31, 2020
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$400,027	$(3,332)	$396,695	$254,209	$(1,311)	$252,898
Infiltrator	148,677	(26,314)	122,363	98,409	(17,188)	81,221
International
International - Pipe	41,156	(5,700)	35,456	33,729	(2,970)	30,759
International - Allied Products & Other	14,687	—	14,687	11,648	—	11,648
Total International	55,843	(5,700)	50,143	45,377	(2,970)	42,407
Allied Products & Other	147,476	(1,320)	146,156	109,619	—	109,619
Intersegment Eliminations	(36,666)	36,666	—	(21,469)	21,469	—
Total Consolidated	$715,357	$—	$715,357	$486,145	$—	$486,145

	Nine Months Ended
	December 31, 2021			December 31, 2020
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,158,558	$(7,903)	$1,150,655	$819,994	$(4,793)	$815,201
Infiltrator	421,330	(67,763)	353,567	306,548	(53,948)	252,600
International
International - Pipe	142,135	(13,784)	128,351	96,271	(3,866)	92,405
International - Allied Products & Other	42,648	—	42,648	34,233	—	34,233
Total International	184,783	(13,784)	170,999	130,504	(3,866)	126,638
Allied Products & Other	420,231	(4,324)	415,907	344,532	—	344,532
Intersegment Eliminations	(93,774)	93,774	—	(62,607)	62,607	—
Total Consolidated	$2,091,128	$—	$2,091,128	$1,538,971	$—	$1,538,971

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Segment Adjusted Gross Profit
Pipe	$92,066	$78,651	$258,681	$269,746
Infiltrator	60,546	48,518	178,795	149,551
International	13,240	12,986	49,695	38,976
Allied Products & Other	72,785	55,158	204,063	176,006
Intersegment Eliminations	(44)	(932)	1,421	(918)
Total	$238,593	$194,381	$692,655	$633,361
Depreciation and Amortization
Pipe	$12,534	$11,298	$36,595	$34,201
Infiltrator	3,551	3,132	10,362	9,270
International	1,403	1,402	4,151	4,002
Allied Products & Other(a)	17,349	19,930	52,579	59,848
Total	$34,837	$35,762	$103,687	$107,321
Capital Expenditures
Pipe	$18,657	$4,095	$41,296	$12,237
Infiltrator	15,614	22,651	50,774	40,630
International	735	556	2,249	1,303
Allied Products & Other(a)	1,597	1,414	6,048	3,505
Total	$36,603	$28,716	$100,367	$57,675
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.
Reconciliation of Gross Profit to Segment Adjusted Gross profit

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$208,977	$168,505	$610,155	$562,865
Depreciation and Amortization	18,042	16,432	52,824	49,318
ESOP and stock-based compensation expense	11,574	9,444	29,676	20,981
COVID-19 related costs(a)	—	—	—	197
Total Segment Adjusted Gross Profit	$238,593	$194,381	$692,655	$633,361
(a)Includes expenses directly related to our response to the COVID-19 pandemic, including adjustments to our pandemic pay program and expenses associated with our third-party crisis management vendor.

14.SUBSEQUENT EVENTS
Common Stock Dividend - During the fourth quarter of fiscal 2022, the Company declared a quarterly cash dividend of $0.11 per share of common stock. The dividend is payable on March 15, 2022 to stockholders of record at the close of business on March 1, 2022.

Share Repurchase Program - In February 2022, the Company announced that the Board approved a $1.0 billion stock repurchase program (the "Repurchase Program") of ADS common stock in accordance with applicable securities laws. The Repurchase Program replaces the previously established share repurchase program, which has no remaining available capacity. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
Employee Stock Ownership Plan - On February 2, 2022 the ADS Board of Directors passed a resolution authorizing a $0.3 million Company cash contribution to the the Advanced Drainage Systems, Inc. ESOP (the “ESOP”) for the ESOP to repay the remaining balance of its ESOP loan on March 31, 2022. Effective March 31, 2022, the remaining balance on the Company's ESOP loan will be repaid in full, and the remaining shares of unallocated preferred stock will be allocated to participants of the ESOP. Within thirty days following this ESOP loan repayment, the 16.1 million shares of preferred stock outstanding as of January 27, 2022 will convert to 12.4 million shares of common stock.

For additional information on the Company's ESOP, please refer to "Note 16. Employee Benefit Plans" included in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2021 Form 10-K.

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
Executive Summary
Third Quarter Fiscal 2022 Results
•Net sales increased 47.1% to $715.4 million
•Net income increased 37.8% to $74.5 million
•Adjusted EBITDA, a non-GAAP measure, increased 26.9% to $176.2 million
Net sales increased $229.2 million, or 47.1%, to $715.4 million, as compared to $486.1 million in the prior year quarter. Domestic pipe sales increased $145.8 million, or 57.4%, to $400.0 million. Domestic allied products & other sales increased $37.9 million, or 34.5%, to $147.5 million. Infiltrator sales increased $50.3 million, or 51.1%, to $148.7 million. These increases were driven by double-digit sales growth in the U.S. construction end markets. International sales increased $10.5 million, or 23.1%, to $55.8 million, driven by strong sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $40.5 million, or 24.0%, to $209.0 million as compared to $168.5 million in the prior year. The increase in gross profit is primarily due to the increase in sales volume and favorable pricing on pipe, on-site septic and allied products. These increases were partially offset by inflationary cost pressure on materials, transportation and labor, as well as an increase in the use of third-party logistics services. Labor shortages and absenteeism related to COVID-19 remain a challenge in both manufacturing and transportation operations.

Adjusted EBITDA, a non-GAAP measure, increased $37.3 million, or 26.9%, to $176.2 million, as compared to $138.9 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 24.6% as compared to 28.6% in the prior year.
Year-to-Date Fiscal 2022 Results
•Net sales increased 35.9% to $2,091.1 million
•Net income increased 11.0% to $227.9 million
•Adjusted EBITDA, a non-GAAP measure, increased 7.4% to $507.5 million
•Cash provided by operating activities of $193.8 million
•Free cash flow, a non-GAAP measure, of $93.5 million
Net sales increased $552.2 million, or 35.9%, to $2,091.1 million, as compared to $1,539.0 million in the prior year. Domestic pipe sales increased $338.6 million, or 41.3%, to $1,158.6 million. Domestic allied products & other sales increased $75.7 million, or 22.0%, to $420.2 million. Infiltrator sales increased $114.8 million, or 37.4%, to $421.3 million. These increases were driven by double-digit sales growth in both the U.S. construction and agriculture end markets. International sales increased $54.3 million, or 41.6%, to $184.8 million, driven by double-digit sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $47.3 million, or 8.4%, to $610.2 million as compared to $562.9 million in the prior year. The increase is primarily due an increase in sales volume and favorable pricing on pipe, on-site septic and allied products. These increases were partially offset by inflationary cost pressure on materials, transportation and labor, as well as an increase in the use of third-party logistics services. Labor shortages and absenteeism related to COVID-19 remain a challenge in both manufacturing and transportation operations.
Adjusted EBITDA, a non-GAAP measure, increased $35.1 million, or 7.4%, to $507.5 million, as compared to $472.4 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 24.3% as compared to 30.7% in the prior year.
Results of Operations
Comparison of the Three Months ended December 31, 2021 to the Three Months ended December 31, 2020
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended December 31,
	2021		2020
Consolidated Statements of Operations data:	(In thousands)
Net sales	$715,357	100.0%	$486,145	100.0%
Cost of goods sold	506,380	70.8	317,640	65.3
Gross profit	208,977	29.2	168,505	34.7
Selling, general and administrative	80,059	11.2	66,606	13.7
Loss on disposal of assets and costs from exit and disposal activities	3,466	0.5	980	0.2
Intangible amortization	15,138	2.1	17,956	3.7
Income from operations	110,314	15.4	82,963	17.1
Interest expense	8,756	1.2	8,433	1.7
Derivative gains and other income, net	(979)	(0.1)	(165)	—
Income before income taxes	102,537	14.3	74,695	15.4
Income tax expense	28,792	4.0	20,264	4.2
Equity in net (income) loss of unconsolidated affiliates	(717)	(0.1)	390	0.1
Net income	74,462	10.4	54,041	11.1
Less: net income attributable to noncontrolling interest	784	0.1	267	0.1
Net income attributable to ADS	$73,678	10.3%	$53,774	11.1%

Net sales - The following table presents net sales to external customers by reportable segment for the three months ended December 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$396,695	$252,898	$143,797	56.9%
Infiltrator	122,363	81,221	41,142	50.7
International	50,143	42,407	7,736	18.2
Allied Products & Other	146,156	109,619	36,537	33.3
Total Consolidated	$715,357	$486,145	$229,212	47.1%
Our consolidated net sales for the three months ended December 31, 2021 increased by $229.2 million, or 47.1%, compared to the same period in fiscal 2021. The increase in net sales was primarily a result of growth in our domestic Pipe along with both the Infiltrator and International segments.
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
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended December 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$68,717	$58,679	$10,038	17.1%
Infiltrator	56,871	45,264	11,607	25.6
International	11,816	11,581	235	2.0
Allied Products & Other	71,617	53,913	17,704	32.8
Intersegment eliminations	(44)	(932)	888	(95.3)
Total gross profit	$208,977	$168,505	$40,472	24.0%
Our consolidated Cost of goods sold for the three months ended December 31, 2021 increased by $188.7 million, or 59.4%, and our consolidated Gross profit increased by $40.5 million, or 24.0%, compared to the same period in fiscal 2021. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Selling, general and administrative expenses

	Three Months Ended December 31,
(Amounts in thousands)	2021	2020
Selling, general and administrative expenses	$80,059	$66,606
% of Net sales	11.2%	13.7%
Selling, general and administrative expenses for three months ended December 31, 2021 increased $13.5 million from the same period in fiscal 2021 and as a percentage of sales, decreased by 2.5%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth along with higher spend in various areas impacted last year by COVID-19 including travel and entertainment expenses and increased transaction costs.
Loss on disposal of assets and costs from exit and disposal activities - The change in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased $2.8 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $0.3 million in the three months ended December 31, 2021 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels.

Derivative gain and other income, net - Derivative gain and other income increased by $0.8 million for the three months ended December 31, 2021 compared to the same period in the previous fiscal year.
Income tax expense - The following table presents the effective tax rates for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,
	2021	2020
Effective tax rate	28.1%	27.1%
The change in the effective tax rate was primarily due to changes in the Company’s projected annual effective tax rate and other items. See “Note 11. Income Taxes” for additional information.
Equity in net (income) loss of unconsolidated affiliates - The Equity in net (income) loss of unconsolidated affiliates increased for the three months ended December 31, 2021 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for three months ended December 31, 2021 due to an increase in net income at our ADS Mexicana joint venture.
Comparison of the Nine Months Ended December 31, 2021 to the Nine Months Ended December 31, 2020
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Nine Months Ended December 31,
	2021		2020
Consolidated Statements of Operations data:	(In thousands)
Net sales	$2,091,128	100.0%	$1,538,971	100.0%
Cost of goods sold	1,480,973	70.8	976,106	63.4
Gross profit	610,155	29.2	562,865	36.6
Selling, general and administrative	230,231	11.0	194,083	12.6
Loss on disposal of assets and costs from exit and disposal activities	2,554	0.1	3,254	0.2
Intangible amortization	46,229	2.2	53,893	3.5
Income from operations	331,141	15.8	311,635	20.2
Interest expense	25,100	1.2	27,763	1.8
Derivative gain and other income, net	(2,791)	(0.1)	(883)	(0.1)
Income before income taxes	308,832	14.8	284,755	18.5
Income tax expense	82,063	3.9	79,291	5.2
Equity in net (income) loss of unconsolidated affiliates	(1,128)	(0.1)	150	—
Net income	227,897	10.9	205,314	13.3
Less: net income attributable to noncontrolling interest	2,873	0.1	838	0.1
Net income attributable to ADS	$225,024	10.8%	$204,476	13.3%

Net sales - The following table presents net sales to external customers by reportable segment for the nine months ended December 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$1,150,655	$815,201	$335,454	41.1%
Infiltrator	353,567	252,600	100,967	40.0
International	170,999	126,638	44,361	35.0
Allied Products & Other	415,907	344,532	71,375	20.7
Total Consolidated	$2,091,128	$1,538,971	$552,157	35.9%
Our consolidated net sales for the nine months ended December 31, 2021 increased by $552.2 million, or 35.9%, compared to the same period in fiscal 2021. The increase in net sales was primarily a result of growth in our domestic Pipe along with both the Infiltrator and International segments.
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
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the nine months ended December 31, 2021 and 2020.

(Amounts in thousands)	2021	2020	$ Variance	% Variance
Pipe	$194,644	$216,318	$(21,674)	(10.0)%
Infiltrator	168,090	139,941	28,149	20.1
International	45,512	34,948	10,564	30.2
Allied Products & Other	200,488	172,576	27,912	16.2
Intersegment eliminations	1,421	(918)	2,339	(254.8)
Total gross profit	$610,155	$562,865	$47,290	8.4%
Our consolidated Cost of goods sold for the nine months ended December 31, 2021 increased by $504.9 million, or 51.7%, and our consolidated Gross profit increased by $47.3 million, or 8.4%, compared to the same period in fiscal 2021. The increase in our gross profit was due to an increase in net sales from higher volumes and improved pricing and was partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Selling, general and administrative expenses

	For the Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Selling, general and administrative expenses	$230,231	$194,083
% of Net sales	11.0%	12.6%
Selling, general and administrative expenses for nine months ended December 31, 2021 increased $36.1 million from the same period in fiscal 2021 and as a percentage of sales, decreased by 1.6%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth along with higher spend in various areas impacted last year by COVID-19 including travel and entertainment expenses and transaction costs.
Loss on disposal of assets and costs from exit and disposal activities - The change in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased by $7.7 million primarily due the accelerated method of amortization for customer relationships.
Interest expense - Interest expense decreased $2.7 million in the nine months ended December 31, 2021 compared to the same period in the previous fiscal year. The decrease was primarily due to decreased average debt levels.

Derivative gain and other income, net - Derivative gain and other income increased by $1.9 million for the nine months ended December 31, 2021 compared to the same period in the previous fiscal year.
Income tax expense – The following table presents the effective tax rates for the nine months ended December 31, 2021 and 2020

	For the Nine Months Ended December 31,
	2021	2020
Effective tax rate	26.6%	27.8%
The change in the effective tax rate was primarily due to discrete income tax events related to the stock-based compensation windfall and other items. See “Note 11. Income Taxes” for additional information.
Equity in net (income) loss of unconsolidated affiliates - The Equity in net (income) loss of unconsolidated affiliates increased for the nine months ended December 31, 2021 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for the nine months ended December 31, 2021 due to increased net income at our ADS Mexicana joint venture.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Net income	$74,462	$54,041	$227,897	$205,314
Depreciation and amortization	34,837	35,762	103,687	107,321
Interest expense	8,756	8,433	25,100	27,763
Income tax expense	28,792	20,264	82,063	79,291
EBITDA	146,847	118,500	438,747	419,689
Loss on disposal of assets and costs from exit and disposal activities	3,466	980	2,554	3,254
ESOP and stock-based compensation expense	23,463	18,325	61,900	45,413
Transaction costs(a)	2,145	54	3,022	1,428
Strategic growth and operational improvement initiatives(b)	—	573	—	2,689
COVID-19 related costs(c)	—	—	—	806
Other adjustments(d)	234	431	1,318	(872)
Adjusted EBITDA	$176,155	$138,863	$507,541	$472,407
Adjusted EBITDA Margin	24.6%	28.6%	24.3%	30.7%
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

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$193,847	$448,776
Capital expenditures	(100,367)	(57,675)
Free Cash Flow	93,480	391,101
Total debt (debt and finance lease obligations)	971,050
Cash	22,173
Net debt (total debt less cash)	948,877
Leverage Ratio	1.6
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
Net cash provided by operating activities decreased $254.9 million to $193.8 million, as compared to $448.8 million in the prior year, primarily due to changes in net working capital. Free cash flow (Non-GAAP) decreased $297.6 million to $93.5 million, as compared to $391.1 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $948.9 million as of December 31, 2021.
The following table summarizes our available liquidity for the periods presented.

(Amounts in thousands)	December 31, 2021
Revolver capacity	$350,000
Less: outstanding borrowings	(133,500)
Less: letters of credit	(12,505)
Revolver available liquidity	$203,995
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of December 31, 2021, we had $226.2 million in liquidity, including $22.2 million of cash, $204.0 million in borrowings available under our Revolving Credit Agreement, net of $12.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, scheduled principal and interest payments on our indebtedness and the dividend payment requirement for our convertible preferred stock for at least the next twelve months.
Working Capital - Working capital increased to $442.9 million as of December 31, 2021, from $424.7 million as of March 31, 2021. The increase in working capital is primarily due to increased inventory and accounts receivable. These increases were offset by decreased cash related to share repurchase activity.

	Nine Months Ended December 31,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$193,847	$448,776
Net cash used in investing activities	(150,040)	(57,159)
Net cash used in financing activities	(216,574)	(343,116)
Operating Cash Flows – Cash flows from operating activities decreased $254.9 million during the nine months ended December 31, 2021 due to changes in net working capital including increased inventory and accounts receivable.
Investing Cash Flows - Cash flows used in investing activities during the nine months ended December 31, 2021 increased by $92.9 million compared to the same period in fiscal 2021. The increase in cash used in investing activities was primarily due to the acquisition of Jet, net of cash acquired.
Capital expenditures totaled $100.4 million and $57.7 million for the nine months ended December 31, 2021 and 2020, respectively. Our capital expenditures for the nine months ended December 31, 2021 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $130 to $150 million in fiscal year 2022. Such capital expenditures are expected to be financed using funds generated by operations. As of December 31, 2021, there were no material contractual obligations or commitments related to these planned capital expenditures.
Financing Cash Flows - During the nine months ended December 31, 2021, cash used included the repurchase of common stock of $292.0 million, repayment of $124.6 million on the Revolving Credit Facility, $13.1 million of shares withheld for tax purposes, $27.8 million of dividend payments and payments on our finance lease obligations of $49.4 million. Cash provided by financing activities included proceeds of $258.1 million on the Revolving Credit Facility.
During the nine months ended December 31, 2020, cash used in financing activities included the repayment of $205.3 million on the Term Loan Facility, the repayment of $100.0 million on the Revolving Credit Facility, dividend payments of $24.5 million and payments on our finance lease obligations of $15.9 million.
Cash held by Foreign Subsidiaries - As of December 31, 2021, we had $18.3 million in cash that was held by our foreign subsidiaries, including $11.0 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)
Net income attributable to ADS	$73,678	$53,774	$225,024	$204,476
ESOP deferred stock-based compensation	17,221	13,513	43,389	29,506
Impact on Common Stock Outstanding - The repayment of the ESOP loan and related conversion of redeemable convertible preferred shares will have an impact on the number of common shares outstanding. As shares are converted, the number of common shares outstanding will increase.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(Shares in millions)
Weighted average common shares outstanding	71.3	70.5	71.1	69.9
Conversion of redeemable convertible shares	13.0	15.8	14.0	16.2
Financing Transactions
Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $350 million, the L/C Facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of December 31, 2021, the outstanding principal drawn on Term Loan Facility was $436.0 million and $133.5 million on the Revolving Credit Facility. The Company had $204.0 million available to be drawn on the Revolving Credit Facility, net of $12.5 million of outstanding letters of credit.
ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $12.0 million on June 22, 2018. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of December 31, 2021 and March 31, 2021, there were $1.5 million and no borrowings, respectively, outstanding under the Intercompany Note.
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
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing of has a balance of $36.0 million and has a term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.4%.
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
For further information, see “Note 13. Debt” to the Consolidated Financial Statements in our Fiscal 2021 Form 10-K. We are in compliance with our debt covenants as of December 31, 2021.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2021, our South American Joint Venture had approximately $9.2 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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
•the effect of any claims, litigation, investigations or proceedings, including those described under “Item 1. Legal Proceedings” of this Quarterly Report;
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $5.7 million based on our borrowings as of December 31, 2021. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $7.8 million, for the twelve months ended December 31, 2021.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In May 2021, our Board of Directors authorized a $250 million increase to our existing $50 million stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. We did not repurchase any shares of common stock during the three months ended December 31, 2021. As of December 31, 2021, the Company does not any remaining repurchase authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 3, 2022

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer