Form 10-K
period 2022-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2022-05-19
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $6,032 million as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2021.
As of May 10, 2022, the registrant had 84,353,682 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 10, 2022, 244,685 shares of unvested restricted common stock were outstanding and a total of 84,598,367 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 21, 2022.
F-1

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
ADS is the leading manufacturer of innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplaces. Our innovative products are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, industry-acclaimed engineering support, overall product breadth and scale plus manufacturing excellence.
We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve, and fortifies our brand recognition and presence.
Our approach to water management is based on four basic areas - Capture, Conveyance, Storage, and Treatment - to manage the lifecycle of a raindrop from the moment water hits the ground until it is released back into the ecosystem. Our product portfolio is built around each step of this lifecycle. Our solutions safely and efficiently manage stormwater with environmentally friendly products. We believe we are the only water management solutions company that manages stormwater from when the rain first hits the ground until the moment it is returned to lakes and streams.
•Capture: As the first step in preserving the planet’s most precious resource, water, our products collect and direct stormwater runoff on project sites and roads to an underground conveyance system.
•Conveyance: To prevent flooding at job sites, which could lead to significant structural and environmental problems, our pipe, fittings and other products safely move stormwater away from developed sites to be reintroduced back into the water cycle.
•Storage: To mitigate erosion and flooding, our retention and detention systems manage infiltration and recharge stormwater prior to the treatment process.
•Treatment: Our water quality products remove trash, debris and pollutants from the stormwater runoff and septic systems, ensuring only clean water is discharged back into our communities.
We estimate that the storm water industry, annually, is an approximately $6 billion industry. We estimate that the onsite septic market is a roughly $1 billion industry and that approximately 30% of new North American single-family homes utilize septic systems. On a combined basis, we estimate that we had an addressable market opportunity of approximately $7 billion.

Advanced Drainage Systems, Inc.
As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.
Fiscal 2022 Revenue
SEGMENT INFORMATION
For a discussion of segment and geographic information, see “Note 18. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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

	2022	2021	2020
Pipe	55.6%	53.1%	56.9%
Infiltrator	16.6%	16.6%	10.1%
International	7.4%	8.0%	8.9%
Allied Products & Other	20.4%	22.3%	24.1%
Our products and engineering project designs have been continuously and frequently recognized by the industry. This includes being honored many times during the past decade as the Plastics Pipe Institute’s Project of the Year. We have won numerous awards from organizations such as the Wisconsin Department of Natural Resources for our local recycling program, the American Society of Testing & Materials (“ASTM”), the American Society of Civil Engineers, and many others.

Advanced Drainage Systems, Inc.
Pipe
Dual Wall Corrugated Pipe - Our N-12 pipe is a dual wall high-density polyethylene (“HDPE”) pipe with a corrugated exterior for strength and a smooth interior wall for hydraulics and flow capacity. Our N-12 pipe competes in the storm sewer and drainage markets that are also served by concrete pipe. Our N-12 pipe is available in a wide range of diameters and sections of length. N-12 provides joint integrity, with integral bell and spigot joints for fast push-together installations and is sold either with watertight or soil-tight coupling and fitting systems.
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
Triple Wall Corrugated Pipe and Smoothwall HDPE Pipe - Our ADS-3000 Triple Wall pipe, small diameter triple wall corrugated pipe, consists of a corrugated polyethylene core molded between a smooth white outer wall and a smooth black inner wall. This combination of the three wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced and sold through our distribution network. We also manufacture smoothwall HDPE pipe that are sold into the residential drainage and onsite septic systems markets.
Infiltrator
Infiltrator is the leading designer and manufacturer of highly engineered plastic chambers, synthetic aggregate leachfields, combined treatment and dispersal systems, plastic tanks, active treatment systems, and related accessories that are used in septic systems and decentralized commercial wastewater treatment systems. The onsite wastewater (septic) market is heavily reliant on rural homes and communities that do not have access to centralized sewer and will require an onsite wastewater or septic solution. Onsite wastewater technologies are scalable and can easily meet the needs of churches, schools, light commercial and small community construction projects.
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

Advanced Drainage Systems, Inc.
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
Delta Treatment Systems – Our Delta Treatment Systems’ (“Delta”) wastewater treatment systems provide a higher level of wastewater purification through mechanical aeration wastewater for residential and commercial systems with daily flows up to 100,000 gallons per day.
Presby Treatment Dispersal Systems - Our Presby Environmental Enviro-Septic and Advanced Enviro-Septic systems are proprietary combined treatment and dispersal systems made with a twelve-inch diameter corrugated extrusion product that is encapsulated in fibrous materials and geotextiles. These systems when installed in a bed of sand provide combined treatment and dispersal in the same small footprint and at a reduced cost with minimal long-term maintenance. .
Advanced Treatment Leachfield - Our Advanced Treatment Leachfield (“ATL”) product is an alternative combined treatment and dispersal system that provides advanced wastewater treatment. The ATL is a profile of polystyrene aggregates and geotextiles installed in a bed of sand.
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

Advanced Drainage Systems, Inc.
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
RAW MATERIALS AND SUPPLIERS
Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives primarily in the U.S. We currently purchase in excess of 1.3 billion pounds of virgin and recycled resin annually from approximately 500 suppliers. As a high-volume buyer of resin, we achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations.
The price movements of the different materials also vary, resulting in the need to use strategies to reduce volatility and successfully pass on cost increases to our customer through timely selling price increases when needed.
We have relationships with most of the North American producers of virgin high-density polyethylene and impact copolymer polypropylene producers that manufacture the grades we need to produce our products. The North American capacity for ethylene derivatives has been expanded primarily as a result of supplies of natural gas liquids being produced through sustained oil and gas exploration and production.
We are focused on a program of continuous sustainability improvement, with approximately 600 million pounds of post-consumer recycled high-density polyethylene (“HDPE”) currently used to make our products. This industry-leading program keeps millions of used bottles out of the landfill and puts them to work again for more than a hundred years as part of our infrastructure.
We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. ADS Recycling procures and processes recycled raw materials that can be used in products we produce and sell. On December 3, 2021, we completed the acquisition of Jet Polymer Recycling, Inc. (“Jet”). The acquisition of Jet expands the Company’s plastic recycling capabilities to support future growth. Jet is the largest supplier of recycled polypropylene plastic for Infiltrator.
We maintain relationships with several of the largest environmental companies which provide us with post-consumer HDPE recycled materials. We also maintain relationships with several key post-industrial HDPE suppliers which provide us with materials that cannot otherwise be utilized in their respective production processes.
We are one of the largest domestic recyclers of HDPE. We believe that we are well positioned for future growth as we add additional recycled material processing facilities, add capacity to existing facilities, and expand our supplier base for virgin resin. We anticipate continued growth in the availability of ethylene and propylene which are used to manufacture HDPE and PP, respectively.

Advanced Drainage Systems, Inc.
OUR MANUFACTURING AND DISTRIBUTION PLATFORM
We have a leading domestic and international manufacturing and distribution infrastructure, serving customers throughout the United States, Canada, Mexico and other countries worldwide through 70 manufacturing plants and 38 distribution centers, including eight manufacturing plants and nine distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products using a continuous extrusion process, where molten polyethylene or polypropylene is pushed through a die into a moving series of corrugated U-shaped molds. We utilize customized and proprietary production equipment, which we believe is faster and more cost efficient than other pipe making equipment generally available in the market.
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

Advanced Drainage Systems, Inc.
Fleet – We also operate an in-house fleet of approximately 700 tractors. Our effective shipping radius is approximately 300 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer jobsite delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered to a third-party control tower to ensure that lowest delivered freight costs are achieved while maintaining high levels of customer service. In addition, we are committed to continuously upgrading our tractors with state-of-the-art safety features, fuel economy, and digital technology to attract the driver of the future, reduce our total emissions and keep our drivers safe on and off the road.
Our North American truck fleet incorporates approximately 1,300 trailers that are specially designed to haul our lightweight pipe and Allied products. These designs maximize payload versus conventional over the road trailers and facilitate the loading and unloading of our products at the various customer delivery locations. The new trailer design assists in managing the fuel efficiency of our fleet by decreasing total trailer weight and aerodynamic design. The scope of fleet operations also includes backhaul throughout our network to lower our total delivered cost and increase our asset utilization.
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
SALES AND MARKETING
We believe we have one of the largest and most experienced sales and engineering forces in the industry. Offering the broadest product line in the industry enables our sales force to source the greatest number of new opportunities and more effectively cross-sell products than any of our competitors. We consistently maintain thousands of touch points with customers, civil engineers and municipal authorities, continuously educating them on new product innovations and their advantages relative to traditional products. We believe we are the industry leader in these efforts, and we view this work as an important part of our marketing strategy, particularly in promoting N-12 and SaniTite HP for storm and sanitary sewer systems, as regulatory approvals are essential to the specification and acceptance of these product lines.
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
CUSTOMERS
We have a large, active customer base of approximately 17,000 customers, with two customers representing 10% or more of fiscal 2022 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.0% and Core and Main accounted for 11.3% of fiscal 2022 net sales. Our customer base is diversified across the range of end markets that we serve.
A majority of our sales are made through distributors, including many of the largest national and independent waterworks distributors, with whom we have long-standing distribution relationships and who sell primarily to the storm sewer and sanitary sewer markets. We also utilize a network of hundreds of small to medium-sized independent distributors across the United States. We have strong relationships with major national retailers that carry drainage products. We offer the most

Advanced Drainage Systems, Inc.
complete line of HDPE products in the industry and are the only national manufacturer that can service the "Big-Box" retailers from coast-to-coast. We also sell to buying groups and co-ops in the United States that serve the plumbing, hardware, irrigation and landscaping markets. Selling to buying groups and co-ops provides us a further presence on a national, regional and local basis for the distribution of our products. Our preferred vendor status with these groups allows us to reach thousands of locations in an effective manner. Members of these groups and co-ops generally are independent businesses with strong relationships and brand recognition with smaller contractors and homeowners in their local markets. The combination of our large sales force, long-standing retail and contractor customer relationships and extensive network of manufacturing and distribution facilities complements and strengthens our broad customer and market coverage.
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
PRACTICES RELATED TO WORKING CAPITAL ITEMS
Information about the Company’s working capital practices is incorporated herein by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Working Capital and Cash Flows” of this Form 10-K.
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
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, distributors and others. See “Item 1A. Risk Factors - Risks Relating to Our Business - If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted.”
SUSTAINABILITY
“Our Reason is Water” and our vision is to advance the quality of life through sustainable solutions to water management challenges. We are dedicated to providing clean water management solutions to communities and delivering unparalleled service to our customers.
We are focused on bringing highly engineered products to market that are both sustainable and resilient. These products assist our customers in meeting sustainability targets such as LEED or ENVISION certification while also allowing them to make needed repairs to aging infrastructure, plan for and mitigate future impacts from climate change and rapidly recover from catastrophic events when necessary.
In fiscal 2022, we announced our 10 Year Sustainability goals. The goals are a set of targets focused on the “REASON” in “Our reason is water” and demonstrate our commitment to leadership in environment, social and governance. The goals include: a commitment to increase our use of recycled plastic, commit to operation clean sweep for plastic pellet management, implement a supplier sustainability program, reduce our total recordable injury rate, implement closed-loop water usage at all our manufacturing locations, continue our efforts in diversity, equity and inclusion and maintain transparency in our sustainability reporting efforts. Our 10 Year Sustainability goals are available on our website. The goals are not included as part of, or incorporated by reference, into this Annual Report on Form 10-K.
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
The ability to recruit, retain, develop and protect our global workforce are key to our success. In addition to providing competitive compensation and benefits, this includes the following categories: Health and Safety; Values; Diversity, Equity & Inclusion; and Training.
Employees - As of March 31, 2022, in our domestic and international operations, the Company and its consolidated subsidiaries had both hourly personnel and salaried employees. As of March 31, 2022, approximately 240 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

Advanced Drainage Systems, Inc.

	March 31, 2022	March 31, 2021
Employees by Region
United States	4,945	4,340
Canada	340	340
Other	350	320
Total	5,635	5,000

Employees by Type
Hourly	3,905	3,420
Salary	1,730	1,580
Total	5,635	5,000
Health and Safety – Employee safety is our highest priority and a key component of our company culture. Our operations follow a comprehensive, proactive safety and health management system that includes a collaborative process to find and fix workplace hazards prior to injury occurrence. Our U.S. facilities follow all Occupational Safety and Health Act (“OSHA”) safety and health standards, as required by law; and our Canadian facilities follow the Canadian Federation of Construction Safety Association (“CFCSA”) Certificate of Recognition (“COR”) program, as required by law.
Our priority in response to the COVID-19 pandemic continues to be the health and safety of our employees. Deemed an essential business, we maintain appropriate health protocols across all our facilities so we could remain open to deliver critical water management solutions to our customers and the communities they serve. To further minimize risk, we used a thorough case management process to work through and mitigate any potential cases.
Values – Our success as a company is built on the Honesty, Professionalism, and Core Values of our employees, directors, and agents. These three tenets serve as the guiding principles of our Code of Business Conduct and Ethics (the “Ethics Code”).
•Honesty: We believe in always being honest in dealing with our customers, suppliers, and others and complying with all laws and regulations applicable to our business at all levels.
•Professionalism: We believe in providing our products and services in a prompt and professional manner, gaining the loyalty and trust of our customers and suppliers.
•Core Values: We believe in certain “core values” centered upon ensuring quality throughout our product and organization for long-term growth and profitability.
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

Advanced Drainage Systems, Inc.
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
Our Infiltrator products are used primarily in onsite septic and decentralized wastewater treatment systems. The products used in these systems cannot be sold without a regulatory approval. We have a dedicated regulatory team with a track record of gaining favorable regulatory approvals and advancing policy and legislation. Over the past 10 years the team has successfully embarked in over 100 regulatory initiatives increasing the addressability and size of markets across the U.S. and Canada.
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

Advanced Drainage Systems, Inc.
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
The principal raw materials that we use in our products are virgin and recycled resins. Our ability to operate profitably depends, to a large extent, on the markets for these resins. In particular, as resins are derived either directly or indirectly from crude oil derivatives and natural gas liquids, resin prices fluctuate substantially as a result of changes in crude oil and natural gas prices, changes in existing processing capabilities and the capacity of resin suppliers. Polypropylene resin suppliers are limited, high-density polyethylene suppliers are geographically concentrated and supply of recycled resin is also limited. Supply interruptions could arise from disruptions to existing petrochemical capacity and recycled resin sources caused by labor disputes and shortages, weather conditions or natural disasters affecting supplies or shipments, transportation disruptions or other factors beyond our control. An extended disruption in the timely availability of raw materials from our key suppliers would result in a decrease in our revenues and profitability. Additionally, our customers’ production schedules could be impacted by these shortages, which could result in reduced sales of our products.
Inflation in these raw material costs could also result in significant cost increases, further affecting our business. Our ability to maintain profitability heavily depends on our ability to pass through to our customers any increase in raw material costs, which are a large portion of our overall product costs. If increases in the cost of raw materials, including resins, cannot be passed on to our customers, or the duration of time associated with a pass through becomes extended, our business, financial condition, results of operations and cash flows will be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base to offset any such price concessions which could adversely impact our results of operations and cash flows.
The COVID-19 pandemic or other pandemics in the future, could have a significant negative impact on our operations, liquidity, financial condition and financial results.
The ongoing COVID-19 pandemic has negatively impacted the global economy, in addition to disrupting global supply chains and workforce participation. Quarantines and “stay in place” orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers could adversely impact our sales and operating results. While manufacturing and manufacturing-related industries are considered an “essential service” in most jurisdictions in which we operate, site closures or project delays have occurred and increased social distancing and health-related precautions are required on many work sites, which may cause additional project delays and additional costs to be incurred.
To the extent that our customers and suppliers are adversely impacted by the COVID-19 pandemic, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.
Any disruption or volatility in general business and economic conditions in the markets in which we operate could have a material adverse effect on the demand for our products and services.
The markets in which we operate are sensitive to general business and economic conditions in the U.S. and worldwide, including availability of credit, interest rates, fluctuation in capital and business and consumer confidence. Furthermore, the U.S. and global economy as well as the markets in which we operate face the adverse impact of the COVID-19 global

Advanced Drainage Systems, Inc.
pandemic, as referenced above. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:
•The volatility of the U.S. economy can have an adverse effect on our sales that are dependent on the non-residential construction market if participants in this industry may postpone spending.
•Our business depends upon general activity levels in the agriculture market. The nature of the agriculture market is such that a downturn in demand can occur suddenly, resulting in excess inventories, un-utilized production capacity and reduced prices for pipe products. These downturns may be prolonged, and our revenue and profitability would be harmed.
•Our business depends on the residential construction market. While new housing starts demonstrated a compounded annual growth rate of 6.4% from 2016 to 2021, current levels remain below the long-term average of 1.4 million starts since the U.S. Census Bureau began reporting the data demand for our products and services in this market, which in turn would result in a significant adverse effect on our financial condition and results of operations.
•Demand for our products and services depend to a significant degree on spending on infrastructure. Infrastructure spending is affected by a variety of factors beyond our control, including interest rates, availability and commitment of public funds for municipal spending and highway spending and general economic conditions.
Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may have to close under-performing facilities as warranted by general economic conditions and/or weakness in the markets in which we operate. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products and restrict our ability to pass raw material cost increases to our customers. This, combined with an increase in excess capacity, will negatively impact our profitability, cash flows and our financial condition, generally.
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
Many of our products are made from a material whose manufacturing process involves the emission of carbon dioxide, a greenhouse gas (“GHG”) that scientists have attributed as a cause of climate change. Our products require transportation from our facilities to the site where they are used, which consumes energy. Concern over climate change, including the impact of global warming, has led to federal, state, and international efforts to limit GHG emissions. Although it is uncertain at this time precisely what actions various governmental bodies will take early to address the effects of climate change and to achieve goals in response to the potential effects of climate change, including in what timeframe those actions would be implemented, new laws or future regulations could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our

Advanced Drainage Systems, Inc.
operating results, but it is likely our costs will increase in relation to any climate change legislation and regulations concerning GHG, which could have an adverse effect on our future financial position, results of operations or cash flows.
In January 2022, we communicated our initial 10-year goals regarding sustainability. To reduce our Environmental Impact, we have committed to pursuing science-based targets consistent with limiting global temperature increase to 1.5°C above pre-industrial levels. We are working to define absolute targets for reduction of scope 1 (direct) & 2 (indirect) greenhouse gas emissions (“GHG”) that align with limiting future temperature rise to 1.5°C above baseline. These goals reflect our current plans and there is no guarantee that they will be achieved. Our ability to achieve any goal is subject to factors and conditions, many of which are outside of our control, including technology,or the availability of recycled resin.
Notwithstanding our commitment to advancing sustainable business practices, climate change may also have adverse physical or financial impacts on our business to the extent that it causes more severe or more frequent major storm events, flooding, drought-induced wildfires, or other shifts in weather patterns. Increases in the intensity and frequency of acute weather events have been linked to climate change, and this risk may increase to the extent global warming continues or is unabated. These types of extreme weather events may include disruptions to operations or production, disruptions to supply chains or damage to our physical plants, which could lead to reduced financial performance of our business.
In addition, regardless of whether governmental bodies enact legislation to address climate change and reduce GHG emissions or we achieve our 10-year goals, the public perception of carbon-intensive industries may change adversely over time and additional focus on environmental, social and governance issues by the public and/or investors may harm our business as it could damage our reputation, require us to expend resources in reducing our net carbon emissions, or reduce demand for our products, which could adversely impact our results of operations and cash flows.
Our results of operations could be adversely affected by the effects of weather.
Most of our business units experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction projects. Generally, during the winter months, construction activity declines due to inclement weather, frozen ground and shorter daylight hours. In addition, to the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our results of operations may be adversely affected. We anticipate that fluctuations of our operations results from period to period due to seasonality will continue in the future
The loss of any of our significant customers could adversely affect our business.
Our ten largest customers generated approximately 40% of our net sales in fiscal 2022. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Advanced Drainage Systems, Inc.
We may be unable to successfully integrate businesses to realize the anticipated benefits of acquisitions or do so within the intended timeframe.
The success of any acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with the acquisition. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated, or otherwise offset by other factors.
Our international operations expose us to political, economic and regulatory risks not normally faced by businesses that operate only in the U.S. As a result of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.
Some of our operations are outside the U.S., with manufacturing and distribution facilities in Canada and several Latin American countries. Our international operations are subject to risks similar to those affecting our operations in the U.S. in addition to a number of other risks, including: difficulties in enforcing contractual and intellectual property rights; impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates; exposure to different or changing legal standards, including potential changes in government mandated regulatory product standards in those countries in which we or our joint ventures operate; fluctuations in currency exchange rates; impositions or increases of investment and other restrictions by foreign governments; the requirements of a wide variety of foreign laws; political and economic instability; war; and difficulties in staffing and managing operations, particularly in remote locations.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to wrongfully influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage, and generally require companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Our internal policies provide for compliance with all applicable anti-corruption laws for both us and for our joint venture operations. Our continued operation and expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from unauthorized, reckless or criminal acts committed by our employees, agents or joint venture partners.
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
We may not be able to successfully expand into new products.
We may develop new products and processes based on our existing manufacturing, design and engineering capabilities and services. Our business depends in part on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively unless our product selection keeps up with trends in the markets in which we compete or trends in new products. In addition, our ability to integrate new products and product lines into our distribution network could impact our ability to compete. Furthermore, the success of new products and new product lines will depend on market demand and there is a risk that new products and new product lines will not deliver expected results, which could negatively impact our future sales and results of operations.

Advanced Drainage Systems, Inc.
We continue to invest in our initiatives. If we fail to implement these initiatives as expected, our business, financial condition, and results of operations could be adversely affected.
Our financial performance and future growth depend on our management’s ability to successfully implement our initiatives. Our operational initiatives are focused on capacity expansion, automation, safety, order management and transportation. Automation in our plants will allow for production efficiency and improved safety for plant personnel. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our severance and impairment charges.
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
We internally manufacture our own products at our facilities with substantial fixed costs. While we maintain insurance covering our manufacturing and production facilities and have significant flexibility to manufacture and ship our own products from various facilities, a catastrophic loss of the use of certain of our facilities due to accident, fire, explosion, labor issues, weather conditions, pandemics, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations.
Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may limit our ability to supply enough products to customers and may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Increasing manufacturing capacity requires successful execution of capital projects, including adding, upgrading and replacing equipment.
The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings.
We are exposed to construction defect and product liability claims relating to our various products if our products do not meet customer expectations. Such liabilities may arise out of the quality of raw materials we purchase from third-party suppliers. We also operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents.
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

Advanced Drainage Systems, Inc.
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
While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Additionally, approvals by municipalities, the U.S. and state departments of transportation, engineers and developers may affect the products our customers are allowed to use, and, consequently, failure to obtain or maintain such approvals may affect the salability of our products. Building codes may also affect the products our customers use, and, consequently, changes in building codes may also affect the salability of our products. Changes in applicable regulations governing the sale of some of our products, including changes in government mandated regulatory product standards in countries in which we or our joint ventures operate, could increase our costs. In addition, changes to applicable tax laws and regulations could increase our costs of doing business. We cannot provide assurance that we will not incur material costs or liabilities in connection with regulatory requirements.
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
We have made, and will continue to make, significant investments in technology. Our technology initiatives are designed to provide our customers a better order management and fulfillment experience, streamline our manufacturing operations and improve the quality of our internal control environment. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, take longer than expected to realize the anticipated benefits or might fail altogether. The occurrence of such issues could have a material adverse effect on our business financial condition and results of operations.

Advanced Drainage Systems, Inc.
Cybersecurity attacks may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.
In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Cybersecurity attacks across industries are increasing in sophistication and frequency and may range from uncoordinated individual attempts to targeted measures. These attacks include but are not limited to, malicious software or viruses, including “ransomware” attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, other corporate or governmental actors, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products.
While we have been subject to cybersecurity attacks in the past, that (based on information known to date) did not have a material impact on our financial condition or results of operations, we may experience such attacks in the future, potentially with more frequency or sophistication which may have a material impact on our financial condition or results of operations. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems.
Failures of our IT systems as a result of cybersecurity attacks or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity attacks or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations. Despite our attempts to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.
All of these risks are also applicable where we rely on outside vendors to provide services. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations. Additionally, our key partners, distributors or suppliers could experience a compromise of their information security due to a cybersecurity attack, which may have an impact on our business and financial performance.
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
Our ability to compete effectively depends, in part, upon our ability to protect and preserve proprietary aspects of our intellectual property through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Because of the differences in foreign trademark, patent and other laws concerning proprietary rights, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Our failure to obtain or maintain adequate protection of our

Advanced Drainage Systems, Inc.
intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.
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
Our indebtedness could have risks. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to the Company’s existing 5.0% senior notes due 2027 (the “Senior Notes”) and our Senior Secured Credit Facility;
•increase our vulnerability to and compromise our flexibility to plan for, or react to, general adverse economic, industry or competitive conditions, including interest rate fluctuations, because a portion of our borrowings will be at variable rates of interest;
•cause us to be unable to meet the financial covenants contained in our debt agreements, or to generate cash sufficient to make required debt payments, which circumstances would have the potential of accelerating the maturity of some or all of our outstanding indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, joint ventures and investments and other general corporate purposes, that could improve our competitive position, results of operations or share price;
•require us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•place us at a competitive disadvantage compared to our competitors that do not have the same level of indebtedness as we do and competitors that may be in a more favorable position to access additional capital resources;
•limit our ability to execute business development and acquisition activities to support our strategies;
•limit our ability to obtain additional indebtedness or equity due to applicable financial and restrictive covenants in our debt agreements; and
•limit our ability to refinance our indebtedness on more favorable terms.
We expect to pay principal and interest on current and future debt from cash provided by operating activities. Therefore, our ability to meet these payment obligations will depend on future financial performance and cash availability. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay expansion plans and capital expenditures, limit payment of dividends, sell material assets or operations, obtain additional capital or restructure our debt.

Advanced Drainage Systems, Inc.
Risks Relating to Our Common Stock
Future sales of shares by existing stockholders, including shares of our common stock held in our newly formed KSOP, could cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. On April 11, 2022, our employee stock ownership plan (“ESOP”), which was merged into our existing 401(k) retirement plan effective April 1, 2022 (the “KSOP”), completed the conversion of all 15.6 million outstanding shares of our preferred stock held by the ESOP, and then by the KSOP, on March 31, 2022, into 12.0 million shares of our common stock, in accordance with the conversion terms of our preferred stock. All of these shares will be eligible for future sale, either by the KSOP trustee or by KSOP participants subject to the limitation of Rule 144.
Based on shares outstanding as of May 10, 2022, we have 84.4 million outstanding shares of common stock, including 0.2 million outstanding shares of our restricted stock, a significant portion of which are freely tradeable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of March 31, 2022, there were stock options outstanding to purchase a total of approximately 1.2 million shares of our common stock. In addition, approximately 2.6 million shares of common stock are available for grant under our 2017 Omnibus Plan.
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
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders. The trustee of our KSOP has certain limited powers to vote a large block of shares on matters presented to stockholders for approval.
As of May 10, 2022, our directors, officers and principal stockholders and their affiliates collectively own approximately 14% of our outstanding shares of common stock. Additionally, our newly formed KSOP holds shares of common stock that KSOP participants with ESOP accounts are entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 10, 2022 is approximately 29%, inclusive of the outstanding shares of common stock held by the KSOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
In general, the KSOP trustee votes the shares of common stock held by the KSOP as directed by the KSOP’s participants with ESOP accounts. Consequently, the KSOP trustee has the ability to vote a significant block of shares on certain matters presented to stockholders for approval. Each participant with an ESOP account in the KSOP may direct the KSOP trustee on how to vote the shares of common stock allocated to the participant’s ESOP accounts in the KSOP; and the KSOP trustee may vote any shares of common stock for which no participant instructions were received in the same proportion as the allocated stock for which participants’ voting instructions have been received is voted.
Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws, each as further amended authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to

Advanced Drainage Systems, Inc.
thwart a takeover attempt; maintain a classified board of directors, for the next three years, until such time that our declassified board structure is fully implemented at the 2023 annual meeting of stockholders; provide that vacancies on our board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office; prohibit stockholders from calling special meetings of stockholders; prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of our outstanding shares of common stock can elect all directors standing for election; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; require a super-majority stockholders vote of 75% to approve any reorganization, recapitalization, share exchange, share reclassification, consolidation, merger, conversion or sale of all or substantially all assets to which we are a party that is not approved by the affirmative vote of at least 75% of the members of our board of directors; and require the approval of holders of a majority of the outstanding shares of our voting common stock to amend the bylaws and at least 75% of the outstanding shares of our voting common stock to amend certain provisions of the certificate of incorporation.
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
These risks include but are not limited to:
•taxation by multiple jurisdictions and the impact of such taxation on the effective tax rate and the amount of taxes paid;
•material liabilities under our self-insured programs for workers' compensation, automobile and product/general liability coverage as well as health coverage to our employees;
•fluctuations in our effective tax rate, including from the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and any future tax legislation;
•new or modified legislation related to health care;
•the review of potential weaknesses or deficiencies in the Company's disclosure controls and procedures, and discovering further weaknesses of which we are not currently aware or which have not been detected;
•we cannot assure our stockholders that an active market for shares of our common stock can be sustained and the market price of our common stock may be volatile and could decline in the future; and
•failure to meet the expectations of investors, including as a result of factors beyond our control.

Advanced Drainage Systems, Inc.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Property
We have a network of 70 manufacturing plant locations and 38 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	57	24	81
Canada	5	4	9
Mexico (1)	4	4	8
South America (1)(2)	4	5	9
Other (3)	—	1	1
Total	70	38	108
(1)Manufacturing plants and distribution centers in Mexico and South America are owned or leased by our joint ventures.
(2)Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)The other facility is located in the Netherlands.
We currently own approximately 36,000 square feet and lease approximately 29,000 square feet of office space in Hilliard, Ohio for our corporate headquarters and lease an office space in Old Saybrook, Connecticut for our Infiltrator headquarters.
Our network of 70 manufacturing plants consist of 47 that are owned and 23 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15 to 20 acres of land for storage of pipe and related products. Our network of 38 distribution centers consisted of 2 owned and 36 leased locations. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property and from time to time, but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.
In-House Fleet
As of March 31, 2022, our in-house fleet consists of approximately 700 tractors and approximately 1,300 trailers that are specially designed to haul our lightweight pipe and fittings products.
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
During each quarter of fiscal 2022, the Board of Directors approved a quarterly cash dividend of $0.11 per share to all common stockholders. During each quarter of fiscal 2021, the Board of Directors approved a quarterly cash dividend of $0.09 per share to all common stockholders. During the first quarter of fiscal 2020, the Board of Directors approved a special dividend of $1.00 per share payable on June 14, 2019 to stockholder of record at the close of business on June 3, 2019. In addition, during each quarter of fiscal 2020, the Board of Directors approved a quarterly cash dividend of $0.09 per share to all common stockholders.
During the first quarter of fiscal 2023, the Company declared a quarterly cash dividend of $0.12 per share of common stock. The dividend is payable on June 15, 2022 to stockholders of record at the close of business on June 1, 2022.
Holders of Record
As of May 10, 2022, we had 708 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Stock Performance Graph
The following graph presents a comparison from March 31, 2017 through March 31, 2022 of the cumulative return of our common stock, the Standard and Poor's Index (“S&P 500”) and the Russell 2000 Index (“Russell 2000”). The graph assumes investment of $100 on March 31, 2017 in our common stock and in each of the two indices and the reinvestment of dividends.
Recent Sales of Unregistered Securities
Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.

Advanced Drainage Systems, Inc.
Issuer Purchases of Equity Securities
Our Board of Directors authorized the repurchase of up to $300 million of our common stock. During the fiscal 2022, we repurchased 2.6 million shares of common stock at a cost of $292 million and utilized all of the common stock repurchase authorization. We did not repurchase any shares of common stock during the three months ended March 31, 2022.
In February 2022, we announced that our Board approved a $1.0 billion stock repurchase program (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The Repurchase Program replaces the previously established share repurchase program, which has no remaining available capacity. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
Equity Compensation Plan Information
For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.
Item 6.    Reserved

Advanced Drainage Systems, Inc.
CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our goals, intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.
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
•the risks related to the COVID-19 pandemic or other pandemics in the future;
•disruption or volatility in general business and economic conditions in the markets in which we operate;
•cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;
•the risks of increasing competition in our existing and future markets;
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions;
•the effect of any claims, litigation, investigations or proceedings, including those described under “Item 3. Legal Proceedings” of this Annual Report;
•the effect of weather or seasonality;
•the loss of any of our significant customers;
•the risks of doing business internationally;
•the risks of conducting a portion of our operations through joint ventures;
•our ability to expand into new geographic or product markets;
•the risk associated with manufacturing processes;
•the effect of global climate change;
•cybersecurity risks;
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

Advanced Drainage Systems, Inc.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, “2022” refers to fiscal 2022, which is the period from April 1, 2021 to March 31, 2022.
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
Key Factors Affecting Our Results of Operations
Product Demand - There are numerous factors that influence demand for our products. Our businesses are cyclical in nature and sensitive to general economic conditions, primarily in the United States, Canada, Mexico and South America. The non-residential, residential, agricultural and infrastructure markets we serve are affected by the availability of credit, lending practices, interest rates and unemployment rates. Demand for new homes, farm income, commercial development and highway infrastructure spending have a direct impact on our financial condition and results of operations. Accordingly, the following factors may have a direct impact on our business in the markets in which our products are sold:
•the strength of the economy;
•the amount and type of non-residential and residential construction;
•funding for infrastructure spending;
•farm income and agricultural land values;
•inventory of improved housing lots;
•changes in raw material prices;
•the availability and cost of credit;
•non-residential occupancy rates;
•commodity prices; and
•demographic factors such as population growth and household formation.
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

Advanced Drainage Systems, Inc.
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
We currently purchase in excess of 1.3 billion pounds of virgin and recycled resin annually from approximately 500 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use a number of strategies to reduce volatility.
In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:
•increasing the use of less price-volatile recycled HDPE resin in our pipe products in place of virgin resin while meeting or exceeding industry standards;
•internally processing an increasing percentage of our recycled HDPE resin in order to closely monitor quality and minimize costs;
•managing a resin price risk program that may entail both physical fixed price and volume contracts; and
•maintaining supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption.
We also consume a large amount of energy and other petroleum products in our operations, including the electricity we use in our manufacturing process as well as the diesel fuel consumed in delivering a significant volume of products to our

Advanced Drainage Systems, Inc.
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
Executive Summary of Our Fiscal Year 2022 Results
Fiscal Year 2022 Results
•Net sales increased 39.7% to $2.8 billion
•Net income increased to $275.0 million, compared to net income of $226.1 million in the prior year
•Adjusted EBITDA increased 19.2% to $676.0 million
•Cash provided by operating activities decreased 39.2% to $274.9 million
•Free cash flow decreased 66.3% to $125.8 million
Net sales increased $786.5 million, or 39.7%, to $2,769.3 million, as compared to $1,982.8 million in the prior year. Domestic pipe sales increased $496.0 million, or 46.8%, to $1,555.2 million. Domestic allied products & other sales increased $126.9 million, or 28.7%, to $569.4 million. Infiltrator sales increased $154.1 million, or 38.7%, to $551.9 million. These increases were driven by strong sales growth in both the U.S. construction and agriculture end markets. International sales increased $59.9 million, or 36.3%, to $224.7 million, driven by double-digit sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $110.3 million, or 16.0%, to $800.4 million as compared to $690.1 million in the prior year. The increase is primarily due an increase in sales volume and favorable pricing on pipe, onsite septic and allied products. These increases were partially offset by inflationary cost pressure on materials, transportation and labor, as well as an increase in the use of third-party logistics services. Labor shortages and absenteeism related to COVID-19 remain a challenge in both manufacturing and transportation operations. In addition, the Company recorded $19.2 million of non-cash, stock-based compensation expense in Cost of goods sold - ESOP acceleration and special dividend compensation expense.
Adjusted EBITDA, a non-GAAP financial measure, increased $109.1 million, or 19.2%, to $676.0 million, as compared to $567.0 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 24.4% as compared to 28.6% in the prior year.
Description of our Segments
We operate our business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator.” “Allied Products & Other” represents our Allied Products and all other business segments.
We generate a greater proportion of our net sales and gross profit in our Pipe segment, which consists of Pipe product sales in all regions of the United States. We expect the percentage of total net sales and gross profit derived from our other

Advanced Drainage Systems, Inc.
segments to continue to increase in future periods as we continue to expand non-Pipe product and our international presence. See “Note 18. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
Infiltrator – Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in onsite septic wastewater treatment systems in the United States and Canada.
International – Our International segment manufactures and markets products in regions outside of the United States, with a strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. The unconsolidated sales of the South American Joint Venture were $61.6 million, $45.6 million, and $52.5 million, in fiscal 2022, 2021, and 2020, respectively.
Allied Products & Other – Our other operating segments manufacture a range of Allied Products & Other that are complementary to our Pipe products. Our Allied Products & Other offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers.
Results of Operations
Fiscal Year Ended March 31, 2022 Compared with Fiscal Year Ended March 31, 2021
The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2022 and 2021. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	2022		2021
(Amounts in thousands)
Net sales	$2,769,315	100.0%	$1,982,780	100.0%
Cost of goods sold	1,949,750	70.4	1,292,698	65.2
Cost of goods sold - ESOP acceleration and special dividend compensation	19,181	0.7	—	—
Gross profit	800,384	28.9	690,082	34.8
Selling, general and administrative expenses	309,840	11.2	267,574	13.5
Selling, general and administrative - ESOP acceleration and special dividend compensation	11,254	0.4	—	—
Loss on disposal of assets and costs from exit and disposal activities	3,398	0.1	4,275	0.2
Intangible amortization	63,974	2.3	73,708	3.7
Income from operations	411,918	14.9	344,525	17.4
Interest expense	33,550	1.2	35,658	1.8
Derivative gains and other income, net	(5,143)	(0.2)	(3,404)	(0.2)
Income before income taxes	383,511	13.8	312,271	15.7
Income tax expense	110,071	4.0	86,382	4.4
Equity in net income of unconsolidated affiliates	(1,586)	(0.1)	(201)	—
Net income	275,026	9.9	226,090	11.4
Less: net income attributable to the non- controlling interest	3,695	0.1	1,860	0.1
Net income attributable to ADS	$271,331	9.8%	$224,230	11.3%

Advanced Drainage Systems, Inc.
Net sales – The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$1,539,434	$1,052,920	$486,514	46.2%
Infiltrator	460,500	329,144	131,356	39.9
International	205,312	158,269	47,043	29.7
Allied Products & Other	564,069	442,447	121,622	27.5
Total Consolidated	$2,769,315	$1,982,780	$786,535	39.7%
Our consolidated net sales for the fiscal year ended March 31, 2022 increased by $786.5 million, or 39.7%, compared to fiscal 2021. The increase in net sales was primarily a result of growth in our domestic Pipe segment along with both the Infiltrator and International segments.
Our Pipe segment experienced growth primarily through improved pricing/mix of products sold. Infiltrator achieved growth through improved price/mix of products sold and higher volumes associated with the residential market. The increase in our International segment was driven by improved price/mix of products sold in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings.
Cost of goods sold and Gross profit – The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$269,855	$247,266	$22,589	9.1%
Infiltrator	217,432	178,296	39,136	22.0
International	53,284	44,463	8,821	19.8
Allied Products & Other	279,022	220,560	58,462	26.5
	819,593	690,585	129,008	18.7
Cost of goods sold - ESOP acceleration and special dividend compensation	(19,181)	—	(19,181)	100.0
Intersegment eliminations	(28)	(503)	475	(94.4)
Total gross profit	$800,384	$690,082	$110,302	16.0%
Our consolidated Cost of goods sold for the fiscal year ended March 31, 2022 increased by $676.2 million or, 52.3%, and our consolidated Gross profit increased by $110.3 million, or 16.0%, compared to the same period in fiscal 2021. The increase in our gross profit was due to an increase in net sales from higher volumes and improved pricing and was partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs and the ESOP acceleration expense.
Selling, general and administrative expenses – The following table presents selling, general and administrative expenses as a percentage of sales for the fiscal years ended March 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Selling, general and administrative	$309,840	$267,574	$42,266	15.8%
% of Net Sales	11.2%	13.5%		(0.2)
Selling, general and administrative - ESOP acceleration and special dividend compensation	11,254	—	11,254	100.0
% of Net Sales	0.4%	—%		—
Selling, general and administrative expenses for the fiscal year ended March 31, 2022 increased $42.3 million from the same period in fiscal 2021 and as a percentage of sales, decreased by 2.3%. The increase in Selling, general and

Advanced Drainage Systems, Inc.
administrative expenses is the result of increased headcount to support business growth along with higher spend in various areas impacted last year by COVID-19 including travel and entertainment expenses and transaction costs.
Selling, general and administrative – ESOP acceleration and special dividend compensation – In fiscal 2022, ESOP acceleration compensation expense of $11.3 million was allocated to selling, general and administrative expenses which did not occur in fiscal 2021.
Loss on disposal of assets and costs from exit and disposal activities – The change in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization – Intangible amortization decreased by $9.7 million primarily due the accelerated method of amortization for customer relationships.
Interest expense – Interest expense decreased $2.1 million for the fiscal year ended March 31, 2022 compared to the same period in fiscal 2021. The decrease was primarily due to decreased average debt levels.
Derivative gains and other income, net – Derivative gains and other income, net increased by $1.7 million or the fiscal year ended March 31, 2022 compared to the same period in fiscal 2021.
Income tax expense – The following table presents the effective tax rates for the fiscal years presented:

	2022	2021
Effective tax rate	28.7%	27.7%
The increase in the effective tax rate was primarily due to stock appreciation from the ESOP shares allocated during fiscal year 2022. See “Note 15. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates – The Equity in net income of unconsolidated affiliates increased for the fiscal year ended March 31, 2022 compared to the same period in fiscal 2021 due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest – Net income attributable to noncontrolling interest increased for the fiscal year ended March 31, 2022 due to increased net income at our ADS Mexicana joint venture.
The discussion of our results of operations for the fiscal year ended March 31, 2021 compared with the fiscal year ended March 31, 2020 can be found in our fiscal 2021 Form 10-K. See “Item 7. Management’s Discussion and Analysis of Financial Discussion and Results of Operations” in our fiscal 2021 Form 10-K for further information on our prior period results of operations.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin - EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
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

Advanced Drainage Systems, Inc.
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

(Amounts in thousands)	2022	2021	2020
Net income (loss)	$275,026	$226,090	$(191,797)
Depreciation and amortization	141,808	145,586	124,940
Interest expense	33,550	35,658	82,711
Income tax expense	110,071	86,382	14,092
EBITDA	560,455	493,716	29,946
Loss on disposal of assets and costs from exit and disposal activities	3,398	4,275	5,338
ESOP and stock-based compensation expense	77,559	65,434	32,395
ESOP acceleration and special dividend compensation (a)	30,435	—	246,752
Transaction costs (b)	3,539	1,415	22,896
Inventory step up related to the Acquisition of Infiltrator	—	—	7,880
Strategic growth and operational improvement initiatives (c)	—	3,304	6,659
COVID-19 related expenses (d)	—	806	5,081
Other adjustments (e)	656	(1,995)	4,921
Adjusted EBITDA	$676,042	$566,955	$361,868
Adjusted EBITDA Margin	24.4%	28.6%	21.6%

(a)Includes the impact of two ESOP allocation events. In the fourth quarter of fiscal 2022, the approximately 0.3 million remaining unallocated shares of Preferred Stock were allocated on March 31, 2022 after repayment of the ESOP loan. See “Note 13. Employee Benefit Plans” for additional information. In the first quarter of fiscal 2020, the Company paid a special dividend of $1.00 per share. The dividend was used to pay back a portion of the ESOP loan resulting in $246.8 million in additional stock-based compensation. See “Note 16. Net Income Per Share and Stockholders’ Equity” for additional information.
(b)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(c)Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which included various market feasibility assessments and acquisition strategies, along with our operational improvement initiatives, which included evaluation of our manufacturing network and improvement initiatives.
(d)Includes expenses in connection with our response to the COVID-19 pandemic including pandemic pay, see “Note 13. Employee Benefit Plans” for additional information, and crisis management.
(e)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting, contingent consideration remeasurement, executive retirement expense (benefit) and legal settlements.
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

(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$274,888	$452,216
Capital expenditures	(149,083)	(78,757)
Free cash flow	125,805	373,459
Total debt (debt and finance lease obligations)	944,638
Cash	20,125
Net debt (total debt less cash)	924,513
Leverage ratio	1.4
The following table summarizes our available liquidity under our Revolving Credit Facility as of March 31, 2022:

(Amounts in thousands)	3/31/2022
Revolver capacity	$350,000
Less: outstanding borrowings	114,300
Less: letters of credit	9,200
Revolver available liquidity	$226,500
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.
As of March 31, 2022, we had $12.9 million in cash that was held by our foreign subsidiaries, including $5.4 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. See “Note 15. Income Taxes” for additional discussion of our plans to repatriate earnings from Canada.
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

(Amounts in thousands)	2022	2021	2020
Cash flow from operating activities	$274,888	$452,216	$306,189
Capital expenditures	(149,083)	(78,757)	(67,677)
Free cash flow	$125,805	$373,459	$238,512
Working Capital and Cash Flows
Our use of cash in fiscal 2022, of $174.9 million, was predominantly driven by the $292.0 million in share repurchases net of incremental borrowings during fiscal 2022, offset by cash generated from operations in excess of investments in working capital and capital expenditures. Cash in fiscal 2021 increased by $20.8 million primarily from cash generated from operations net of payments on our Term Loan Facility and Revolving Credit Facility. During fiscal 2020, our net increase in cash amounted to $165.3 million. Our sources of funds in fiscal 2020 were primarily driven by borrowings under the Term Loan Facility, Senior Notes and Revolving Credit Facility, proceeds from our Common Stock Offering and

Advanced Drainage Systems, Inc.
an increase in cash provided by operating activities. Our use of cash during fiscal 2020 was primarily related to the Acquisition and repayment of our previous debt arrangements.
As of March 31, 2022, we had $246.6 million in liquidity, including $20.1 million of cash, $226.5 million in borrowings available under our Revolving Credit Facility, excluding $9.2 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Revolving Credit Facility and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities.
Working capital increased to $480.7 million as of March 31, 2022, from $424.7 million as of March 31, 2021, primarily due to the increases in inventory related to the inflationary cost of resin and increased quantities to support demand, as well as increased accounts receivable and accounts payable which increased consistent with the increase in net sales and inventory, offset by the use of cash during the fiscal year.
Working capital decreased to $424.7 million as of March 31, 2021, from $428.0 million as of March 31, 2020, primarily due to an increase in accounts payable, due to improved payment terms, offset by increased accounts receivable and inventory due to increased sales.
Operating Cash Flows - During fiscal 2022, cash provided by operating activities was $274.9 million. Cash flow from operating activities in fiscal 2022 was primarily driven by operating income offset by investments in working capital.
During fiscal 2021, cash provided by operating activities was $452.2 million as compared with cash provided by operating activities of $306.2 million for fiscal 2020. Cash flow from operating activities during fiscal 2021 was primarily impacted by increased income from continuing operations and improvements in payment terms on accounts payable.
During fiscal 2020, cash provided by operating activities was $306.2 million. Cash flow from operating activities during fiscal 2020 was primarily impacted by changes in working capital, including improved collections from accounts receivable, faster inventory turns and extension of terms of our accounts payable.
Investing Cash Flows - During fiscal 2022, cash used for investing activities was $198.8 million. The increase in cash used for investing cash flows was primarily due to elevated capital expenditures and the acquisition of Jet Polymer Recycling. Our capital expenditures in fiscal 2022 were used primarily to support growth, but also to support our recycled resin and technology improvement initiatives.
During fiscal 2021, cash used for investing activities was $77.9 million. The decrease in cash used for investing activities was primarily due to the acquisition of Infiltrator in fiscal 2020. Capital expenditures was $78.8 million compared to $67.7 million in fiscal 2020. Our capital expenditures in fiscal 2021 were used primarily to support facility expansions, equipment replacements, our recycled resin and technology improvement initiatives.
During fiscal 2020, cash used for investing activities was $1,150.5 million. The cash used for investing activities was primarily due to the acquisition of Infiltrator, net of cash acquired, in fiscal 2020. Our capital expenditures in fiscal 2020 of $67.7 million were used primarily to support facility improvements, equipment replacements, our recycled resin and operating efficiency initiatives and technology.
We currently anticipate that we will make capital expenditures of approximately $150 to $180 million in fiscal 2023 to focus on growth and productivity through increasing our manufacturing capacity and investing in automation. Such capital expenditures are expected to be financed using funds generated by operations. We had approximately $80 million of open orders through purchase commitments as of March 31, 2022.
Financing Cash Flows – During fiscal 2022, cash used in financing activities was $251.1 million. During fiscal 2022, ADS repurchased shares for $292.0 million.
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
Employee Stock Ownership Plan (“ESOP”)
The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993 to enable eligible employees to acquire stock ownership in ADS in the form of redeemable convertible preferred shares. The Plan was funded by an existing tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Within 30 days following the repayment of the ESOP loan, which occurred in March 2022, the ESOP committee directed the shares of redeemable convertible preferred stock owned by the ESOP to be converted into shares of the Company’s common stock.
The Company was obligated to make contributions to the Plan, which, when aggregated with the Plan’s dividends, equal the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its term loan to ADS. Compensation expense was recognized based upon the average annual fair value of the shares during the period which ADS received payments on the term loan, and the number of ESOP shares allocated to participant accounts.
Following the repayment of the ESOP loan discussed above, the ESOP’s conversion of redeemable convertible preferred stock into common stock will impact the Company’s net income, net income per share and common shares outstanding as follows (with the outstanding shares of common stock being approximately 19% greater after conversion).
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
The impact of the ESOP on net income includes the fair value of ESOP deferred compensation attributable to the shares of redeemable convertible preferred stock allocated to employee ESOP accounts during the applicable period, which is a non-cash charge to our earnings and not deductible for income tax purposes. Additional ESOP compensation expense was recorded for the acceleration of the remaining loan payment in the fourth quarter of fiscal 2022 and the repayment of a significant portion of the ESOP loan, through the special dividend, in fiscal 2020.

(Amounts in thousands)	2022	2021	2020
Net (loss) income attributable to ADS	$271,331	$224,230	$(193,174)
ESOP acceleration and special dividend compensation	30,435	—	246,752
ESOP deferred stock-based compensation	53,401	44,981	20,126
Impact on Common Stock Outstanding – The impact on the number of common shares outstanding will be as shares are converted, the number of common shares outstanding will increase.

(Shares in millions)	2022	2021	2020
Weighted average common shares outstanding	71.3	70.2	63.8
Conversion of redeemable convertible shares	13.6	16.0	17.1
Debt and Capitalized Lease Obligations
See “Note 5. Leases” and “Note 11. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Loans, the Senior Notes and the Company’s finance lease obligations.

Advanced Drainage Systems, Inc.
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
On July 31, 2019, the Company borrowed under the Base Credit Agreement which was used to (i) finance the merger consideration paid in connection with the closing of the acquisition of Infiltrator by us which occurred on July 31, 2019 (the “Merger”), (ii) repay the total outstanding amount as of the closing date of the Merger under its credit agreements, (iii) repay outstanding amounts of existing indebtedness incurred by Infiltrator under its outstanding credit facility in effect prior to the Merger, and (iv) pay certain transaction fees and expenses associated with the Merger and the Base Credit Agreement.
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
At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Senior Secured Credit Facility) or at a Eurocurrency Rate, based on LIBOR (as defined in the Senior Secured Credit Facility), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Facility, the applicable margin is based on the Company's consolidated senior secured net leverage ratio (as defined in the Senior Secured Credit Facility). All borrowings under the Term Loan Facility used to finance the merger consideration as described above initially bear interest at a Eurocurrency Rate (as defined in the Senior Secured Credit Facility).
The Company’s obligations under the Credit Agreement have been secured by granting a first priority lien on substantially all of the Company’s assets (subject to certain exceptions and limitations), and each of StormTech, LLC, Advanced Drainage of Ohio, Inc. and Infiltrator Water Technologies, LLC (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Facility and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor's assets (subject to certain exceptions and limitations).
Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of its senior notes (“Senior Notes”), pursuant to the Indenture among the Company, the Guarantors and the trustee. The Senior Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company’s Senior Secured Credit Facility. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) or to persons outside the United States under Regulation S of the Securities Act.
Interest on the Senior Notes is payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.000% per annum. The Senior Notes mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Bridge Credit Facility.
The Company may redeem the Senior Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices. At any time prior to September 30, 2022, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.000% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at

Advanced Drainage Systems, Inc.
any time prior to September 30, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
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
The Senior Secured Credit Facility also includes other covenants, including negative covenants that, subject to certain exceptions, limit the Company's and its restricted subsidiaries’ (as defined in the Credit Agreement) ability to, among other things: (i) incur additional debt, including guarantees; (ii) create liens upon any of their property; (iii) enter into any merger, consolidation or amalgamation, liquidate, wind up or dissolve, or dispose of all or substantially all of their property or business; (iv) dispose of assets; (v) pay subordinated debt; (vi) make certain investments; (vii) enter into swap agreements; (viii) engage in transactions with affiliates; (ix) engage in new lines of business; (x) modify certain material contractual obligations, organizational documents, accounting policies or fiscal year; or (xi) create or permit restrictions on the ability of any subsidiary of any Loan Party (as defined in the Senior Secured Credit Facility) to pay dividends or make distributions to the Company or any of its subsidiaries.
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
For further information, see “Note 11. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2022.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 10. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2022. The maximum borrowing permitted under the South American Joint Venture’s credit agreement is $22 million. As of March 31, 2022, our South American Joint Venture had approximately $9.9 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $5.0 million, of that amount. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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

Advanced Drainage Systems, Inc.
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
• Estimates and assumptions including revenue growth rates and EBITDA used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.
• The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain.

We performed our annual impairment test for goodwill for all reporting units as of March 31, 2022 using a qualitative approach. We determined for our goodwill that it was not more likely than not that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2022. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
We did not record any impairment charges for definite-lived intangible assets in fiscal 2022, 2021, or 2020.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2022. We performed a qualitative impairment analysis and determined for our indefinite-lived intangible assets that it was not more likely than not that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2022. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $5.4 million based on our borrowings as of March 31, 2022. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $7.8 million, for the year ended March 31, 2022.
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

Advanced Drainage Systems, Inc.
Raw Material and Commodity Price Risk - Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. Raw materials account for the majority of our cost of goods sold. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $5.9 million.
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
Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-41 of this Annual Report on Form 10-K and are incorporated herein by reference. Our independent registered public accounting firm is Deloitte & Touche LLP, Columbus, Ohio, Public Company Accounting Oversight Board ID Number: 34
Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Advanced Drainage Systems, Inc.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.
Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2022.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2022 and this report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Advanced Drainage Systems, Inc.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information contained under the captions “EXECUTIVE OFFICERS”, “ELECTION OF DIRECTORS” and “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.
Item 11.    Executive Compensation
The information contained under the captions “COMPENSATION OF MANAGEMENT,” “OTHER DIRECTOR INFORMATION, COMMITTEES OF DIRECTORS AND CORPORATE GOVERNANCE INFORMATION”, “REPORT OF THE COMPENSATION COMMITTEE” and “COMPENSATION DISCUSSION AND ANALYSIS” in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “REPORT OF THE COMPENSATION COMMITTEE” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information contained under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” in the Proxy Statement is incorporated herein by reference.
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

Advanced Drainage Systems, Inc.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
1.Financial Statements. See “Table of Contents” on page F-1.
2.Financial Statement Schedules. Schedule II - Consolidated Valuation and Qualifying Accounts.
Other schedules are omitted because they are not required or applicable, or the required information is included in our     consolidated financial statements or related notes.
3.Exhibits. See “Index to Exhibits.”
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

4.7
First Supplemental Indenture, dated March 31, 2021 among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-36557) filed with the Securities and Exchange Commission on May 27, 2021).

Advanced Drainage Systems, Inc.

Exhibit Number	Description
4.8
Shareholder Agreement, dated as of August 19, 2021, by and between Advanced Drainage Systems, Inc. and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 20, 2021).

4.9
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

Advanced Drainage Systems, Inc.

Exhibit Number	Description
10.19†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.21†	Form of Restricted Stock Agreement (other than for Joseph A. Chlapaty) pursuant to 2008 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed February 10, 2017).

10.22	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.23	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.23A
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

10.32
Separation and Release Agreement, dated as of September 1, 2021, by and between Advanced Drainage Systems, Inc. and Ronald R. Vitarelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on September 8, 2021).

10.33†
Advanced Drainage Systems, Inc. Employee Stock Ownership Plan, as amended May 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019.

10.34†	Executive Employment Agreement, dated as of August 17, 2018, by and between Advanced Drainage Systems, Inc. and Darin S. Harvey.#

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney. #

Advanced Drainage Systems, Inc.

Exhibit Number	Description
31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan.

#	Filed herewith.
Item 16.    Form 10-K Summary
None.

Advanced Drainage Systems, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2022

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ Scott A. Cottrill
Name:	Scott A. Cottrill
Title:	Chief Financial Officer (Principal Financial Officer)
By:	/s/ Tim A. Makowski
Name:	Tim A. Makowski
Title:	Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 19, 2022.

Signature	Title

/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

/s/ C. Robert Kidder**	Chairman of the Board of Directors and Director
C. Robert Kidder

/s/ Anesa T. Chaibi **	Director
Anesa T. Chaibi

/s/ Michael B. Coleman **	Director
Michael B. Coleman

/s/ Robert M. Eversole**	Director
Robert M. Eversole

/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

/s/ Tanya Fratto**	Director
Tanya Fratto

/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

Advanced Drainage Systems, Inc.

	/s/ Ross M. Jones**	Director
Ross M. Jones

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Manuel J. Perez de la Mesa**	Director
Manuel J. Perez de la Mesa

	/s/ Anil Seetharam**	Director
Anil Seetharam

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

Advanced Drainage Systems, Inc.

Advanced Drainage Systems, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Advanced Drainage Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the "Company") as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and mezzanine equity, and cash flows, for each of the three years in the period ended March 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Employee Benefit Plans - Employee Stock Ownership Plan (“ESOP”) – Refer to Note 13 to the financial statements
Critical Audit Matter Description
During the year ended March 31, 2022, the Company made a cash contribution to the ESOP of approximately $0.3 million to satisfy the outstanding balance on the ESOP loan. The repayment of the ESOP loan resulted in the release of shares of preferred stock from the pledge securing the ESOP Loan and the corresponding allocation of shares of preferred stock to ESOP participants’ accounts. This resulted in the Company recording incremental compensation expense (“ESOP acceleration”) of $30.4 million for year ended March 31, 2022.

Advanced Drainage Systems, Inc.
We identified the ESOP acceleration as a critical audit matter because of the judgment applied by management in evaluating the accounting considerations associated with the matter. The accounting considerations included recognition of the ESOP acceleration and determining the appropriate presentation of the ESOP acceleration in the Company’s Consolidated Statements of Operations. Our performance of audit procedures to evaluate these conclusions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve professionals in our firm with expertise and experience in accounting for similar transactions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting considerations for the ESOP acceleration included the following, among others:
•We tested the operating effectiveness of management’s internal controls over the ESOP acceleration, including management’s controls over the evaluation of applicable accounting guidance.
•We assessed the reasonableness of management’s conclusions for the ESOP acceleration by comparing such conclusions to the relevant accounting guidance.
•We tested the accuracy and completeness of the ESOP acceleration by evaluating the appropriateness of the key inputs used in determining the expense.
•We involved professionals in our firm with expertise and experience in accounting for similar transactions to assist in our evaluation of the appropriateness of management's conclusions for the ESOP acceleration.
•We evaluated the appropriateness of the Company's presentation and disclosures related to the ESOP acceleration.
/s/ Deloitte & Touche LLP
Columbus, Ohio
May 19, 2022
We have served as the Company's auditor since 2002.

Advanced Drainage Systems, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 19, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Columbus, Ohio
May 19, 2022

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2022	2021
ASSETS
Current assets:
Cash	$20,125	$195,009
Receivables (less allowance for credit losses of $8,198 and $5,323, respectively)	341,753	236,191
Inventories	494,324	300,961
Other current assets	15,696	10,817
Total current assets	871,898	742,978
Property, plant and equipment, net	619,383	504,275
Other assets:
Goodwill	610,293	599,072
Intangible assets, net	431,385	482,016
Other assets	116,799	85,491
Total assets	$2,649,758	$2,413,832
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$19,451	$7,000
Current maturities of finance lease obligations	5,089	19,318
Accounts payable	224,986	171,098
Other accrued liabilities	134,877	116,151
Accrued income taxes	6,838	4,703
Total current liabilities	391,241	318,270
Long-term debt obligations (less unamortized debt issuance costs of $1,648 and $2,030, respectively)	908,705	782,220
Long-term finance lease obligations	11,393	32,964
Deferred tax liabilities	168,435	162,185
Other liabilities	64,939	54,767
Total liabilities	1,544,713	1,350,406
Commitments and contingencies (see Note 12)
Mezzanine equity:
Redeemable convertible preferred stock: $0.01 par value; 47,070 shares authorized; 44,170 shares issued; 15,630 and 19,275 shares outstanding, respectively	195,384	240,944
Deferred compensation — unearned ESOP shares	—	(11,033)
Total mezzanine equity	195,384	229,911
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 75,529 and 72,071 shares issued, respectively; 72,309 and 71,570 shares outstanding, respectively	11,612	11,578
Paid-in capital	1,065,628	918,587
Common stock in treasury, at cost	(318,691)	(10,959)
Accumulated other comprehensive loss	(24,386)	(24,220)
Retained earnings (deficit)	158,876	(75,202)
Total ADS stockholders’ equity	893,039	819,784
Noncontrolling interest in subsidiaries	16,622	13,731
Total stockholders’ equity	909,661	833,515
Total liabilities, mezzanine equity and stockholders’ equity	$2,649,758	$2,413,832
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2022	2021	2020
Net sales	$2,769,315	$1,982,780	$1,673,805
Cost of goods sold	1,949,750	1,292,698	1,188,716
Cost of goods sold - ESOP acceleration and special dividend compensation	19,181	—	168,610
Gross profit	800,384	690,082	316,479
Operating expenses:
Selling, general and administrative	309,840	267,574	271,338
Selling, general and administrative - ESOP acceleration and special dividend compensation	11,254	—	78,142
Loss on disposal of assets and costs from exit and disposal activities	3,398	4,275	5,338
Intangible amortization	63,974	73,708	57,010
Income (loss) from operations	411,918	344,525	(95,349)
Other expense:
Interest expense	33,550	35,658	82,711
Derivative (gains) losses and other (income) expense, net	(5,143)	(3,404)	1,554
Income (loss) before income taxes	383,511	312,271	(179,614)
Income tax expense	110,071	86,382	14,092
Equity in net income of unconsolidated affiliates	(1,586)	(201)	(1,909)
Net income (loss)	275,026	226,090	(191,797)
Less: net income attributable to noncontrolling interest	3,695	1,860	1,377
Net income (loss) attributable to ADS	271,331	224,230	(193,174)
Weighted average common shares outstanding:
Basic	71,276	70,155	63,820
Diluted	72,911	71,566	63,820
Net income (loss) per share available to common stockholders:
Basic	$3.22	$2.64	$(3.21)
Diluted	$3.15	$2.59	$(3.21)
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2022	2021	2020
Net income (loss)	$275,026	$226,090	$(191,797)
Currency translation gain (loss)	501	12,684	(12,324)
Comprehensive income (loss)	275,527	238,774	(204,121)
Less: other comprehensive gain (loss) attributable to noncontrolling interest, net of tax	667	1,579	(2,866)
Less: net income attributable to noncontrolling interest	3,695	1,860	1,377
Total comprehensive income (loss) attributable to ADS	$271,165	$235,335	$(202,632)
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$275,026	$226,090	$(191,797)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,808	145,586	124,940
Deferred income taxes	2,175	(13,477)	(2,924)
Loss on disposal of assets and costs from exit and disposal activities	3,398	4,275	5,338
ESOP and stock-based compensation	77,559	65,434	32,395
ESOP acceleration and special dividend compensation	30,435	—	246,752
Amortization of deferred financing charges	382	382	34,476
Inventory step up related to Infiltrator acquisition	—	—	7,880
Fair market value adjustments to derivatives	(1,392)	(3,355)	3,128
Equity in net income of unconsolidated affiliates	(1,586)	(201)	(1,909)
Other operating activities	(11,679)	6,770	(6,005)
Changes in working capital:
Receivables	(96,990)	(34,760)	5,170
Inventories	(189,715)	(14,561)	19,086
Prepaid expenses and other current assets	(4,642)	(1,208)	(1,929)
Accounts payable, accrued expenses and other liabilities	50,109	71,241	31,588
Net cash provided by operating activities	274,888	452,216	306,189
Cash Flows from Investing Activities
Capital expenditures	(149,083)	(78,757)	(67,677)
Acquisition, net of cash acquired	(49,309)	—	(1,089,322)
Other investing activities	(441)	883	6,529
Net cash used in investing activities	(198,833)	(77,874)	(1,150,470)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	—	—	1,300,000
Payments on Term Loan Facility	—	—	(1,300,000)
Proceeds from syndication of Term Loan Facility	—	—	700,000
Payments on syndicated Term Loan Facility	(7,000)	(207,000)	(51,750)
Proceeds from Senior Notes	—	—	350,000
Proceeds from Revolving Credit Agreement	332,200	—	277,900
Payments on Revolving Credit Agreement	(217,900)	(100,000)	(177,900)
Debt issuance costs	—	—	(34,606)
Proceeds from PNC Credit Agreement	—	—	253,900
Payments on PNC Credit Agreement	—	—	(388,300)
Payments on Prudential Senior Notes	—	—	(100,000)
Proceeds from Equipment Financing	35,963	—	—
Payments on Equipment Financing	(4,715)	—	—
Payments on finance lease obligations	(50,447)	(21,491)	(27,119)
Proceeds from common stock offering, net of offering costs	—	—	293,648
Repurchase of common stock	(292,000)	—	—
Cash dividends paid	(38,494)	(32,155)	(92,127)
Proceeds from option exercises	4,574	7,553	8,163
Payment of withholding taxes on vesting of restricted stock units	(13,063)	—	—
Other financing activities	(186)	(1,490)	(237)
Net cash (used in) provided by financing activities	(251,068)	(354,583)	1,011,572
Effect of exchange rate changes on cash	129	1,017	(1,949)
Net change in cash	(174,884)	20,776	165,342
Cash at beginning of year	195,009	174,233	8,891
Cash at end of year	$20,125	$195,009	$174,233
See accompanying notes to consolidated financial statement.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount
Balance April 1, 2019	57,964	$11,436	$391,039	474	$(9,863)	$(25,867)	$17,582	$384,327	$13,986	$398,313
Net (loss) income	—	—	—	—	—	—	(193,174)	(193,174)	1,377	(191,797)
Other comprehensive loss	—	—	—	—	—	(9,458)	—	(9,458)	(2,866)	(12,324)
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(10,847)	(10,847)	—	(10,847)
Common stock dividend ($1.36 per share)	—	—	—	—	—	—	(80,821)	(80,821)	—	(80,821)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(735)	(735)
Allocation of ESOP shares to participants for:
Compensation	—	—	8,164	—	—	—	—	8,164	—	8,164
Dividend	—	—	—	—	—	—	(359)	(359)	—	(359)
Special Dividend	—	—	101,189	—	—	—	—	101,189	—	101,189
Exercise of common stock options	571	6	8,163	7	(207)	—	—	7,962	—	7,962
Restricted stock awards	118	1	—	10	(391)	—	—	(390)	—	(390)
Stock-based compensation	—	—	12,269	—	—	—	—	12,269	—	12,269
ESOP distributions in common stock	807	8	13,101	—	—	—	—	13,109	—	13,109
Common stock offering	10,350	104	293,544	—	—	—	—	293,648	—	293,648
Other	—	—	104	—	—	—	—	104	—	104
Balance March 31, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount	Shares	Amount
Balance April 1, 2019	22,611	$282,638	14,452	$(180,316)	$102,322
Allocation of ESOP shares to participants for:
Compensation	—	—	(957)	11,962	11,962
Dividend	—	—	—	359	359
Special Dividend	—	—	(11,645)	145,563	145,563
ESOP distributions in common stock	(1,049)	(13,109)	—	—	(13,109)
Balance March 31, 2020	21,562	$269,529	1,850	$(22,432)	$247,097
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount
Balance April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)
Net income	—	—	—	—	—	—	224,230	224,230	1,860	226,090
Other comprehensive income	—	—	—	—	—	11,105	—	11,105	1,579	12,684
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(5,242)	(5,242)	—	(5,242)
Common stock dividend ($0.36 per share)	—	—	—	—	—	—	(25,443)	(25,443)	—	(25,443)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)
Allocation of ESOP shares to participants for:
Compensation	—	—	33,931	—	—	—	—	33,931	—	33,931
Dividend	—	—	—	—	—	—	(349)	(349)	—	(349)
Exercise of common stock options	368	4	7,553	—	—	—	—	7,557	—	7,557
Restricted stock awards	134	1	—	10	(498)	—	—	(497)	—	(497)
Stock-based compensation	—	—	20,453	—	—	—	—	20,453	—	20,453
ESOP distributions in common stock	1,759	18	28,567	—	—	—	—	28,585	—	28,585
Other	—	—	510	—	—	—	—	510	—	510
Balance March 31, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount	Shares	Amount
Balance April 1, 2020	21,562	$269,529	1,850	$(22,432)	$247,097
Allocation of ESOP shares to participants for:
Compensation	—	—	(884)	11,050	11,050
Dividend	—	—	—	349	349
ESOP distributions in common stock	(2,287)	(28,585)	—	—	(28,585)
Balance March 31, 2021	19,275	$240,944	966	$(11,033)	$229,911
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount
Balance April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515
Net income	—	—	—	—	—	—	271,331	271,331	3,695	275,026
Other comprehensive (loss) income	—	—	—	—	—	(166)	—	(166)	667	501
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(5,646)	(5,646)	—	(5,646)
Common stock dividend ($0.44 per share)	—	—	—	—	—	—	(31,496)	(31,496)	—	(31,496)
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)
Share repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)
Allocation of ESOP shares to participants for:
Compensation	—	—	46,888	—	—	—	—	46,888	—	46,888
Dividend	—	—	—	—	—	—	(294)	(294)	—	(294)
ESOP acceleration	—	—	26,209	—	—	—	—	26,209	—	26,209
Exercise of common stock options	206	2	4,572	—	—	—	—	4,574	—	4,574
Restricted stock awards	203	2	—	53	(5,987)	—	—	(5,985)	—	(5,985)
Performance-based restricted stock units	245	2	—	92	(9,745)			(9,743)		(9,743)
Stock-based compensation	—	—	24,158	—	—	—	—	24,158	—	24,158
ESOP distributions in common stock	2,804	28	45,532	—	—	—	—	45,560	—	45,560
Other	—	—	(318)	—	—	—	183	(135)	—	(135)
Balance March 31, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661

	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount	Shares	Amount
Balance April 1, 2021	19,275	$240,944	966	$(11,033)	$229,911
Allocation of ESOP shares to participants for:
Compensation	—	—	(628)	6,513	6,513
Dividend	—	—	—	294	294
ESOP acceleration	—	—	(338)	4,226	4,226
ESOP distributions in common stock	(3,645)	(45,560)	—	—	(45,560)
Balance March 31, 2022	15,630	$195,384	—	$—	$195,384
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets innovative water management solutions in the stormwater and onsite septic waste water industries, providing superior drainage solutions for use in the construction and agriculture marketplace. ADS’s products are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications.
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
Principles of Consolidation - The consolidated financial statements include the Company, its wholly-owned subsidiaries, its majority owned subsidiaries, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Consolidated Balance Sheets and the related equity in earnings from these investments are included in Equity in net income of unconsolidated affiliates in the Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.
Presentation - Certain prior year captions have been renamed to conform to the fiscal 2022 presentation. Cost of goods sold - ESOP acceleration and special dividend compensation and Selling, general and administrative - ESOP acceleration and special dividend compensation include the compensation expense triggered by the acceleration of the ESOP in fiscal 2022 discussed in “Note 13. Employee Benefit Plans” and the special dividend in fiscal 2020 discussed in “Note 16. Net Income Per Share and Stockholders’ Equity.”
Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the allowance for credit losses, valuation of inventory, useful lives of property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, valuation of equity method investments, goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation and the ESOP, valuation of the redeemable convertible preferred stock, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.
Receivables and Allowance for Credit Losses - Receivables include trade receivables, net of an allowance for credit losses, and other miscellaneous receivables. Receivables at March 31, 2022 and 2021 are as follows:

(Amounts in thousands)	2022	2021
Trade receivables, net	$339,585	$233,753
Other miscellaneous receivables	2,168	2,438
Receivables, net	$341,753	$236,191
The Company extends credit to customers based on an evaluation of their financial condition and collateral is generally not required. The Company records an allowance for credit losses at the time accounts receivable are

Advanced Drainage Systems, Inc.
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
Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of a reporting unit’s goodwill exceeds its fair value, then the Company would record an impairment loss equal to the difference. With respect to this testing, a reporting unit is a component of the Company for which discrete financial information is available and regularly reviewed by management. The fair value of each reporting unit is determined by considering both the income and market approach. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparison. The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain. For the fiscal year ended March 31, 2021, the Company completed a quantitative assessment of the Infiltrator and Canada reporting units and determined no impairment charges were required. For the fiscal year ended March 31, 2020, the Company completed a quantitative fair value assessment for all reporting units and determined no impairment charges were required.
GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that assessment, it is more likely than not that the fair value is less than its carrying amount. The Company applied the qualitative assessment to all reporting units as of March 31, 2022. For all reporting units, except Infiltrator and Canada, the Company completed a qualitative assessment as of March 31, 2021. The qualitative assessments indicated that no impairment charges were required for goodwill.

Advanced Drainage Systems, Inc.
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
GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. If the qualitative assessment is performed, an entity is no longer required to calculate the fair value of an indefinite-lived intangible assets unless the entity determines that, based on that assessment, it is more likely than not that its fair value is less than its carrying amount. ADS applied the qualitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2022 and 2021. For the qualitative tests, ADS assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting unit as compared to its latest quantitative fair value measurement. The results of these assessments indicated that it is not more likely than not that the trademarks fair value is less than the reporting unit carrying value. The Company did not incur any impairment charges for Intangible assets.
Other Assets - Other assets include operating lease right of use assets, investments in unconsolidated affiliates accounted for under the equity method, capitalized software development costs, including cloud computing costs, deposits, central parts, and other miscellaneous assets. See “Note 5. Leases” for further information on the operating lease right of use assets. The Company capitalizes development costs for internal use software and defers implementation costs for hosting arrangements. Capitalization of software development costs and deferral of implementation costs for hosting arrangements begin in the application development stage and end when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in Selling, general and administrative expenses or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages. The cost of central parts is amortized on a straight-line basis over estimated useful lives of 3 to 10 years.
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
Leases - The Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified plant, property, and equipment for a period of time in exchange for consideration and other facts and circumstances as defined by Accounting Standards Codification 842, Leases (“ASC 842”). For each lease which has an accounting lease term of greater than 12 months, the Company records the right-of-use asset and lease liability on the balance sheet. The accounting lease term includes cancellable and renewal periods which are reasonably assured. The lease liability is measured utilizing the incremental borrowing rate unless the Company can specifically determine the rate implicit in the lease. Leases are evaluated for appropriate classification as operating or financing at lease inception. For leases classified as finance leases at lease inception, the

Advanced Drainage Systems, Inc.
Company records a finance lease asset and lease financing obligation equal to the present value of the minimum lease payments. The finance lease right of use asset is recorded in Property, plant and equipment, net and amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, the Company records the operating lease right of use asset in Other assets and operating lease obligation in Other accrued liabilities and Other liabilities. Operating lease rent expense is recognized over the useful life using the straight-line method.
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2022 and 2021, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.
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
Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2022, 2021, and 2020 were $242.0 million, $174.2 million, and $149.0 million, respectively, and are included in Cost of goods sold.
Stock-Based Compensation - See “Note 14. Stock-Based Compensation” for information about the stock-based compensation award programs and related accounting policies.
Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The total advertising costs were $6.0 million, $4.1 million, and $4.9 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
Self-Insurance - The Company is self-insured for short-term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $45.6 million, $42.4 million, and $50.3 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively, of which employees contributed $10.7 million, $8.5 million, and $7.9 million, respectively.
ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability, cybersecurity and employment practices coverage with a deductible of $0.5 million per occurrence for general liability and $0.8 million per occurrence for automobile or claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $3.2 million, $1.7 million, and $2.5 million, for the years ended March 31, 2022, 2021, and 2020, respectively.
ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.3 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $4.1 million, $3.0 million, and $3.0 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively.

Advanced Drainage Systems, Inc.
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
Concentrations of Risk - The Company has a large, active customer base of approximately 17,000 customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 24.2%, 22.8%, and 24.3% of fiscal 2022, 2021 and 2020 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 16.4% and 18.1% of Receivables at March 31, 2022 and 2021, respectively.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Guidance
Simplifying the Accounting for Income Taxes - In December 2019, the Finance Accounting Standards Board (“FASB”) issued an ASU to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes and improve the comparability of financial statements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company adopted this standard effective April 1, 2021. The Company’s adoption of the standard had no impact on the Company’s Consolidated Financial Statements.

Advanced Drainage Systems, Inc.
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
Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the fiscal 2021 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.
2.    REVENUE RECOGNITION
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
The Company disaggregates net sales by Domestic, International and Infiltrator and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to "Note 18. Business Segments Information" for the Company’s disaggregation of Net sales by reportable segment.
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
	(In thousands)
Contract asset - product returns	$978	$694
Refund liability	2,356	1,801
Practical Expedients and Exemptions - The Company expenses incremental costs to obtain a contract (e.g. sales commissions) when incurred as the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company elected to account for shipping and handling costs as activities to fulfill the promise to transfer the goods when these activities are performed after a customer obtains control of the goods.
The Company elected to exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, for example, sales, use, value added, and some excise taxes.

Advanced Drainage Systems, Inc.
Further, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
3.    ACQUISITIONS
Fiscal 2022 Acquisition of Jet - On December 3, 2021, the Company completed its acquisition of Jet Polymer Recycling, Inc., The Traylor Group, Inc. and certain assets of EAT Properties, L.L.C. (collectively “Jet”). Jet was a privately-owned recycling company located in the southeastern United States. The acquisition of Jet expands the Company's plastic recycling capabilities to support future growth. Jet is currently the largest supplier of recycled polypropylene plastic for Infiltrator. Jet is included in the Pipe reporting segment. The total fair value of consideration transferred was $49.5 million.
The following table summarizes the consideration transferred and the preliminary purchase price allocation of assets acquired and liabilities assumed. The purchase price allocation for assets acquired and liabilities assumed is preliminary and will be finalized when valuations are complete and final assessments of the fair value of acquired assets and assumed liabilities are completed. Such finalization may result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the closing date), as the Company continues to finalize the valuations of assets acquired and liabilities assumed.

(Amounts in thousands)	Initial Amount	Increase to Purchase Price	Adjustments to Property, plant and equipment and Intangible assets	Tax Adjustments	Updated Amount
Cash	$160	$—	$—	$—	$160
Total current assets, excluding cash	12,993	—	—	—	12,993
Property, plant and equipment	22,495	—	512	—	23,007
Goodwill	12,597	99	(2,212)	650	11,134
Intangible assets	11,500	—	1,700	—	13,200
Other assets	158	—	—	—	158
Total current liabilities	(5,750)	—	—	—	(5,750)
Deferred tax liabilities	(2,999)	—	—	(650)	(3,649)
Other liabilities	(1,784)	—	—	—	(1,784)
Total fair value of consideration transferred	$49,370	$99	$—	$—	$49,469
The preliminary goodwill of $11.1 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to the Pipe segment.
The preliminary purchase price excludes transaction costs. The Company incurred $2.6 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services during the fiscal year ended March 31, 2022. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.
The identifiable intangible assets recorded in connection with the closing of the acquisition of Jet are based on preliminary valuations including supplier and customer relationships, tradename and non-compete agreements totaling $13.2 million.

(Amounts in thousands)	Preliminary fair value
Supplier and customer relationships	$11,300
Other	1,900
Total identifiable intangible assets	$13,200

Advanced Drainage Systems, Inc.
The Company has excluded certain disclosures required under ASC 805, Business Combinations as they are not material to the financial statements.
Fiscal 2020 Acquisition of Infiltrator - On July 31, 2019 (the “Closing Date”), the Company completed its Acquisition of Infiltrator pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated July 31, 2019. Infiltrator manufactures and sells wastewater systems for homes and provides drainage chambers for septic and storm water management. The total fair value of consideration transferred was $1,147.2 million. The Merger Agreement was funded through a bridge loan facility. The results of operations of Infiltrator are included in the Consolidated Statements of Operations after July 31, 2019.
The net sales to external customers of Infiltrator since the acquisition are included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020 was $169.3 million. The income before taxes of Infiltrator since the acquisition are included in the Consolidated Statements of Operations for the fiscal year ended March 31, 2020 was $8.2 million.
The unaudited pro forma information for the fiscal years ended March 31, 2020 presented below includes the effects of the Acquisition as if it had been consummated as of April 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the Acquisition. Adjustments include those related to the amortization of acquired intangible assets, increases in interest expense due to additional borrowings incurred to finance the Acquisition, transaction costs, the elimination of transactions between the Company and Infiltrator and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Infiltrator. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the Acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

(Amounts in thousands)	2020
Net sales	$1,760,208
Net income (loss) attributable to ADS	(145,244)
4.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2022	2021
Land, buildings and improvements	$308,942	$263,191
Machinery and production equipment	756,482	646,592
Transportation equipment	97,016	210,738
Construction in progress	80,928	71,873
Total cost	1,243,368	1,192,394
Less: accumulated depreciation	(623,985)	(688,119)
Property, plant and equipment, net	$619,383	$504,275
The following table sets forth depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31:

(Amounts in thousands)	2022	2021	2020
Depreciation expense (inclusive of leased assets depreciation)	$73,514	$68,034	$64,642
5.    LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 30 years. A portion of the Company’s real estate leases include an option to extend the leases for up to 5 years. The

Advanced Drainage Systems, Inc.
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
Lease Cost - The components of lease cost for the years ended March 31, 2022, 2021, and 2020 were:

(Amounts in thousands)	Income Statement Classification	2022	2021	2020
Operating lease cost
Operating lease cost	Cost of goods sold	$12,663	$8,391	$5,548
Operating lease cost	Selling, general and administrative	1,335	1,593	1,204
Short-term lease cost	Cost of goods sold	4,813	3,963	2,393
Total operating lease cost		$18,811	$13,947	$9,145
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	12,986	16,442	17,059
Amortization of right-of-use assets	Selling, general and administrative	1,413	1,433	2,543
Interest on lease liabilities	Interest expense	1,679	2,436	4,344
Total finance lease cost		$16,078	$20,311	$23,946
Supplemental cash flow information related to leases for the periods presented were as follows:

(Amounts in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$13,998	$9,984	$6,572
Operating cash flows used for finance leases	1,932	3,205	4,675
Financing cash flows used for finance leases	50,447	21,491	27,119
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	38,093	15,173	10,529
Finance leases	17,695	9,907	5,078

Advanced Drainage Systems, Inc.
Supplemental balance sheet information related to leases as of the periods presented were as follows:

(Amounts in thousands)	Balance Sheet Classification	2022	2021
Operating leases
Right-of-use assets	Other assets	$54,583	$31,237
Operating lease liabilities:
Current lease liabilities	Other accrued liabilities	14,203	8,995
Non-current lease liabilities	Other liabilities	41,032	22,393
Total operating lease liabilities		$55,235	$31,388
Finance leases
Right-of-use assets	Property, plant and equipment	15,420	80,904
Finance lease liabilities:
Current lease liabilities	Current maturities of finance lease obligations	5,089	19,318
Non-current lease liabilities	Long-term finance lease obligations	11,393	32,964
Total finance lease liabilities		$16,482	$52,282

Weighted average lease term (in years):
Operating leases		6.00	6.46
Finance leases		4.23	9.39
Weighted average discount rate:
Operating leases		3.54%	3.75%
Finance leases		3.52%	4.90%
The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2022:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$15,448	$5,217
Year 2	12,523	4,379
Year 3	10,476	2,940
Year 4	7,577	1,889
Year 5	4,095	1,511
Thereafter	11,702	1,364
Total minimum lease payments	$61,821	$17,300
Less: amount representing interest	6,586	818
Present value of net minimum lease payments	$55,235	$16,482
6.    INVENTORIES
Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2022	2021
Raw materials	$156,050	$75,294
Finished goods	338,274	225,667
Total Inventories	$494,324	$300,961

Advanced Drainage Systems, Inc.
During fiscal years ended March 31, 2022 and 2021, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $57.1 million and $40.1 million, respectively, of which $12.1 million and $7.9 million remained in inventory at March 31, 2022 and 2021, respectively.
7.    GOODWILL AND INTANGIBLE ASSETS
Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Pipe	Infiltrator	International	Allied Products & Other	Total
Balance at March 31, 2020	$57,663	$495,841	$9,873	$34,442	$597,819
Currency translation	—	—	1,253	—	1,253
Balance at March 31, 2021	57,663	495,841	11,126	34,442	599,072
Acquisition	11,134	—	—	—	11,134
Currency translation	—	—	87	—	87
Balance at March 31, 2022	$68,797	$495,841	$11,213	$34,442	$610,293
Intangible Assets – Intangible assets as of March 31, 2022 and 2021 consisted of the following:

	2022			2021
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$176,068	$(64,751)	$111,317	$177,579	$(49,842)	$127,737
Supplier and customer relationships	389,125	(140,830)	248,295	377,742	(97,115)	280,627
Patents and non-compete agreements	9,594	(6,837)	2,757	8,985	(6,884)	2,101
Trademarks and tradenames	65,960	(8,808)	57,152	69,878	(10,193)	59,685
Total definite lived intangible assets	640,747	(221,226)	419,521	634,184	(164,034)	470,150
Indefinite-lived intangible assets (a)
Trademarks	11,864	—	11,864	11,866	—	11,866
Total Intangible assets	$652,611	$(221,226)	$431,385	$646,050	$(164,034)	$482,016
(a)Indefinite-lived intangible assets decreased as a result of foreign currency translation.
The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2022:

	Amortization expense (in thousands)
	2022	2021	2020	Weighted Average Amortization Period (in years)
Developed technology	$16,420	$17,405	$12,517	6.3
Supplier and customer relationships	43,542	50,177	36,093	12.6
Patents and non-compete agreements	679	699	544	3.4
Trademarks and tradenames	3,333	5,427	7,856	17.1
Total	$63,974	$73,708	$57,010

Advanced Drainage Systems, Inc.
The following table presents the future intangible asset amortization expense based on existing intangible assets at March 31, 2022:

	Fiscal Year
(Amounts in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Amortization expense	$53,214	$49,087	$45,863	$41,874	$38,507	$190,976	$419,521
8.    FAIR VALUE MEASUREMENT AND DERIVATIVE TRANSACTIONS
The Company uses commodity options in the form of collars and swaps and has previously used interest rate swaps and foreign currency forward contracts to manage its various exposures to interest rate, commodity price fluctuations and foreign currency exchange rate fluctuations. Mark-to-market adjustments for changes in fair value and contract settlement gains and losses for collars, commodity swaps and foreign currency forward contracts are recorded in the Consolidated Statements of Operations in Derivative gains and other income, net.
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
Recurring Fair Value Measurements
The assets and liabilities carried at fair value as of the fiscal years ended March 31 were as follows:

	March 31, 2022				March 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Derivative assets — diesel fuel contracts	$2,618	—	$2,618	—	$1,194	—	$1,194	—
Total assets at fair value on a recurring basis	$2,618	—	$2,618	—	$1,194	$—	$1,194	$—
Liabilities:
Derivative liability - diesel fuel contracts	$64	—	$64	—	$32	—	$32	—
Total liabilities at fair value on a recurring basis	$64	—	$64	—	$32	—	$32	$—
There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2022 and 2021.
A summary of the fair values for the various derivatives at March 31, 2022 and 2021 is presented below:

	Diesel fuel option collars and swaps
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
March 31, 2022	$2,499	$119	$(64)	$—
March 31, 2021	$1,125	$69	$(31)	$(1)

Advanced Drainage Systems, Inc.
The Company recorded net (gains) and net losses on mark-to-market adjustments for changes in the fair value of derivatives contracts as well as net (gains) and net losses on the settlement of derivative contracts as follows:

	Net Unrealized Mark-to-Market Losses (Gains)
(Amounts in thousands)	2022	2021	2020
Interest rate swaps	$—	$—	$1,029
Diesel fuel option collars and swaps	(1,392)	(3,355)	2,099
Total net unrealized mark to market losses (gains)	$(1,392)	$(3,355)	$3,128

	Net Realized Losses (Gains)
(Amounts in thousands)	2022	2021	2020
Interest rate swaps	$—	$—	$378
Foreign exchange forward contracts	—	47	102
Diesel fuel option collars and swaps	(3,012)	1,409	357
Total net realized losses (gains)	$(3,012)	$1,456	$837
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

	March 31, 2022		March 31, 2021
(Amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$349,902	$350,000	$367,633	$350,000
Equipment Financing	29,302	31,254	—	—
Total	$379,204	$381,254	$367,633	$350,000
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
9.    INVESTMENT IN AFFILIATES
ADS Mexicana - ADS has one consolidated joint venture, ADS Mexicana, which is 51% owned by the Company’s wholly-owned subsidiary ADS Worldwide, Inc. The equity owned by the Company’s joint venture partner is shown as Noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partner’s portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations.
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

Advanced Drainage Systems, Inc.
The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2022 and 2021. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2022	2021
Assets
Current assets	$28,005	$21,556
Property, plant and equipment, net	14,061	13,891
Other noncurrent assets	1,933	1,425
Total assets	$43,999	$36,872
Liabilities
Current liabilities	$11,150	$9,186
Noncurrent liabilities	1,575	1,462
Total liabilities	$12,725	$10,648
South American Joint Venture - The Company participates in an unconsolidated joint venture, the South American Joint Venture, which is 50% owned by the Company’s wholly-owned subsidiary ADS Chile.
The Company’s investment in this unconsolidated joint venture was formed for the purpose of expanding upon the growth of manufacturing and selling HDPE corrugated pipe in the South American market via the joint venture partner’s local presence and expertise throughout the region. The Company has concluded that it is appropriate to account for this investment using the equity method, whereby the Company’s share of the income or loss of the joint venture is reported in the Consolidated Statements of Operations under Equity in net income of unconsolidated affiliates and the Company’s investment in the joint venture is included in Other assets in the Consolidated Balance Sheets. The Company is not required to consolidate the South American Joint Venture as it is not the primary beneficiary, although the Company does hold significant variable interests in the South American Joint Venture through the equity investment and debt guarantee.
10.    RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana. In fiscal 2019, ADS Mexicana and the Company entered into an Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $12.0 million. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2022 and 2021, there were $1.5 million and no borrowings under the Intercompany Note, respectively.
South American Joint Venture - The Company’s South American Joint Venture manufactures and sells HDPE corrugated pipe in the South American market. ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2022. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or US dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2023. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2022 and 2021, the outstanding principal balance of the credit facility including letters of credit was $9.9 million and $10.0 million, respectively. As of March 31, 2022, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2022 was 4.3% on Chilean peso denominated loans.

Advanced Drainage Systems, Inc.
11.    DEBT
Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2022	2021
Term Loan Facility	$434,250	$441,250
Senior Notes	350,000	350,000
Revolving Credit Facility	114,300	—
Equipment financing	31,254	—
Total	929,804	791,250
Unamortized debt issuance costs	(1,648)	(2,030)
Current maturities	(19,451)	(7,000)
Long-term debt obligations	$908,705	$782,220
Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% senior notes due 2027 (the “Senior Notes”) pursuant to an Indenture, dated September 23, 2019 (the “Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as Trustee (the “Trustee”). The Senior Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company’s Senior Secured Credit Facility. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) or to persons outside the United States under Regulation S of the Securities Act.
Interest on the Senior Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.0% per annum. The Senior Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings. The deferred financing costs associated with the Senior Notes totaled $2.1 million and are recorded as a direct reduction from the carrying amount of the related debt.
The Company may redeem the Senior Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices. At any time prior to September 30, 2022, the Company may also redeem up to 40% of the Senior Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.0% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to September 30, 2022, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable "make-whole" premium.
The Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. The Indenture also contains customary negative covenants.
Revolving Credit Facility - On September 24, 2019, the Company successfully completed a $700 million syndication of the remaining balance of its credit facility subsequent to the common stock offering and Senior Notes due 2027 and in connection with the syndication, the Company amended the Base Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility reduced the applicable margin utilized in the determination of the interest rate, as well as other provisions.
The Senior Secured Credit Facility provides for a term loan facility in an initial aggregate principal amount of $700 million (the “Term Loan Facility”), a revolving credit facility in an initial aggregate principal amount of up to $350 million (the “Revolving Credit Facility”), a letter of credit sub-facility in the initial aggregate available amount of up to $50 million, as a sublimit of such Revolving Credit Facility (the “L/C Facility”) and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility (together with the Term Loan Facility, the Revolving Credit Facility and the L/C Facility, the “Senior Secured Credit Facility”). Letters of credit outstanding at March 31, 2022 amount to $9.2 million and reduced the availability of the Revolving Credit Facility.

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
At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Senior Secured Credit Facility) or at a Eurocurrency Rate, based on LIBOR (as defined in the Senior Secured Credit Facility), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Credit Facility, the applicable margin is based on the Company’s consolidated senior secured net leverage ratio (as defined in the Senior Secured Credit Facility). All borrowings under the Term Loan Facility used to finance the acquisition of Infiltrator as described above initially bear interest at a Eurocurrency Rate applicable to Eurocurrency Loans (as defined in the Senior Secured Credit Facility) denominated in U.S. Dollars.
The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured Credit Facility. As of March 31, 2022, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.
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
Equipment Financing - In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Consolidated Balance Sheet. The equipment financings have a term of between 12 and 84 months, based on the life of the equipment, and bear a weighted average interest of 1.4%. The current portion of the equipment financing is $12.5 million and the long-term portion is $18.8 million at March 31, 2022.
Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2022 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Principal maturities	$19,451	$14,770	$126,254	$10,015	$407,442	$351,872	$929,804
12.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company, also, enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of March 31, 2022.
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

Advanced Drainage Systems, Inc.
13.    EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan (“ESOP”) - The Company established the Advanced Drainage Systems, Inc. ESOP (the “ESOP” or the “Plan”) effective April 1, 1993. The Plan was funded through a transfer of assets from the Company’s tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. Prior to the loan repayment in March 2022, the Plan operated as a tax-qualified leveraged ESOP and was designed to enable eligible employees to acquire stock ownership interest in ADS. Employees of ADS who have reached the age of 18 were generally eligible to participate in the Plan on March 31 after six months of service. Upon retirement, disability, death, or vested terminations, (i) a participant or designated beneficiary was able to elect to receive the amount in their account attributable to the 1993 transfer of assets from the Company’s tax-qualified profit sharing retirement plan in the form of cash or ADS stock with any fractional shares paid in cash; (ii) stock credited to the participants’ ESOP stock account resulting from the ESOP’s loan repayments were distributed in the form of ADS stock, and (iii) amounts credited to the participants’ ESOP cash account were distributed in the form of cash. Upon attainment of age 50 and seven years of participation in the Plan, a participant could elect to diversify specified percentages of the number of shares of ADS stock credited to the participant’s ESOP stock account in compliance with applicable law.
The Company was obligated to make contributions to the Plan, which, when aggregated with the Plan’s dividends on the Plan’s unallocated shares of redeemable convertible preferred stock, equal the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its term loan to ADS. As the Plan made annual payments of principal and interest, an appropriate percentage of preferred stock was allocated to ESOP participants’ accounts in accordance with plan terms that are compliant with applicable Internal Revenue Code and regulatory provisions. Required dividends on allocated shares are generally passed through and paid in cash to the participants based on the total shares in their account and required dividends on unallocated shares are paid in cash to the Plan and generally used to service the Plan’s debt.
The carrying value of redeemable convertible preferred stock held by the ESOP trust, but not yet earned by the ESOP participants or used for dividends, was reported as Deferred compensation - unearned ESOP shares within the Mezzanine equity section of the Consolidated Balance Sheets. In February 2022, the Company made a cash contribution to the ESOP, and the ESOP repaid the remaining ESOP loan triggering the release of the remaining 0.3 million shares of Preferred Stock from the pledge, resulting in the ESOP acceleration. As a result of the ESOP acceleration, the Company recognized additional compensation expense of $30.4 million. In April 2022, all currently outstanding shares of Preferred Stock held by the ESOP were converted into shares of the Company’s common stock at the Conversion Rate of 0.7692.
Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period are recognized based upon the annual fair value of the shares allocated. Deferred compensation - unearned ESOP shares is relieved at fair value, with any difference between the annual fair value and the carrying value of shares when allocated being added to Additional paid in capital. Information regarding ESOP compensation expense (excluding the ESOP Acceleration and Special Dividend Compensation) are included below:

(Amounts in thousands, except per share values)	2022	2021	2020
Fair value of shares allocated	$91.41	$79.56	$22.70
Average annual fair value per share	$85.49	$51.13	$21.31
ESOP compensation expense	$53,401	$44,981	$20,126
Redeemable Convertible Preferred Stock - Prior to the conversion of preferred stock to common stock, the Trustee of the Company’s ESOP had the ability to put shares of the redeemable convertible preferred stock to the Company absent a market for the Company’s common stock, and as a result the redeemable convertible preferred stock was classified as Mezzanine equity in the Company’s Consolidated Balance Sheets. The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security or its trading has been restricted. Therefore, the holders of Redeemable convertible preferred stock had a put right to require the Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board. As of March 31, 2022, the applicable redemption value was $0.7818 per share as there were no unpaid cumulative dividends.

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
Cash and stock dividends on allocated Redeemable convertible preferred stock for the fiscal years ended March 31, 2022 and 2021, respectively, are summarized in the following table.

(Amounts in thousands)	2022	2021
Quarterly cash dividends	$5,645	$5,238
Annual cash dividends	1	4
Total cash dividends	$5,646	$5,242
Annual stock dividend	294	349
Annual cash dividend	1	4
Total ESOP required dividends	$295	$353
Allocated shares	15,133	18,124
Required dividend per share	0.0195	0.0195
Required dividends	$295	$353
Executive Retirement Expense – ADS has employment agreements with certain executives that include potential payments to be made to those executives upon termination at the required retirement age, which is accrued on a straight-line basis over the service period. The Company recognized compensation benefit related to the executive termination payments of $0.1 million in the fiscal year ended March 31, 2022. The Company did not recognized expense in the fiscal year ended March 31, 2021. The Company recognized $0.2 million of compensation expense in the fiscal year ended March 31, 2020. The expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2022 and 2021, the executive termination payment obligation was $1.4 million and $2.5 million, respectively, and is included in Other accrued liabilities and Other liabilities in the Consolidated Balance Sheets.
Profit-Sharing Retirement Plan - The Company has a tax-qualified profit-sharing retirement plan with a 401(k) feature, into which Infiltrator is part of beginning in the fiscal year ended March 31, 2022, covering substantially all U.S. eligible employees. Except for employer matching contributions made on behalf of Infiltrator employee-participants, the Company did not make employer contributions to this plan in the fiscal years ended March 31, 2022, 2021, and 2020. On April 11, 2022, our ESOP was merged into our existing 401(k) retirement plan effective April 1, 2022 (the "KSOP") completed the conversion of all outstanding shares of our preferred stock held by the ESOP on March 31, 2022, and then by the KSOP into common stock, in accordance with the conversion terms of the preferred stock. After the conversion, the common stock held by the KSOP will remain classified as mezzanine equity as the shares are subject to the put option requirements of the Internal Revenue Code.
The Company has defined contribution postretirement benefit plans covering Canadian employees. The Company recognized costs of $1.5 million, $0.6 million and $0.5 million in the fiscal years ended March 31, 2022, 2021, and 2020, respectively.
COVID-19 Pandemic Pay – In fiscal 2021, the Company communicated to all hourly employees that each would be entitled to the equivalent of two weeks, or 80 hours, of pandemic pay regardless of whether they experienced any interruption of employment. The Company recognized pandemic pay costs in Costs of goods sold on the Company’s Consolidated Statement of Operations and accrued pandemic pay liability in Other accrued liabilities on the Company’s Consolidated Balance Sheet of $4.8 million in the fiscal year ended March 31, 2021. The Company did not recognize any pandemic pay in fiscal year 2022.
14.    STOCK-BASED COMPENSATION
The Company has several programs for stock-based payments to employees and directors, including stock options, performance-based restricted units and restricted stock. Stock-based compensation expense is recorded in Selling, general and administrative expenses and Cost of goods sold in the Consolidated Statements of Operations.

Advanced Drainage Systems, Inc.
The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021, and 2020:

(Amounts in thousands)	2022	2021	2020
Component of income before income taxes:
Cost of goods sold	$2,680	$1,931	$897
Selling, general and administrative expenses	21,478	18,522	11,372
Total stock-based compensation expense	$24,158	$20,453	$12,269
The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2022, 2021, and 2020:

(Amounts in thousands)	2022	2021	2020
Stock-based compensation expense:
Stock options	$3,204	$2,908	$2,554
Restricted stock	5,846	5,177	3,807
Performance-based restricted stock units	13,307	11,017	4,682
Non-employee director restricted stock	1,801	1,351	1,226
Total stock-based compensation expense	$24,158	$20,453	$12,269
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

	2022	2021	2020
Common stock price	$105.82	$41.97 - $71.55	$27.44 - $41.85
Expected stock price volatility	41.0%	35.5% - 36.3%	30.1% - 30.9%
Risk-free interest rate	1.1%	0.4% - 0.6%	1.4% - 2.3%
Weighted-average expected life (years)	6.0	6.0	6.0
Dividend yield	0.3%	0.5% - 0.9%	0.9% - 1.3%
The fair value of restricted stock and performance-based restricted stock units is based on the fair value of the Company’s common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant.
2017 Omnibus Plan
On May 24, 2017, the Board of Directors approved the 2017 Omnibus Incentive Plan which was approved by the Company’s stockholders on July 17, 2017 (the “2017 Incentive Plan”). On May 19, 2021, the Board of Directors adopted an amendment to the 2017 Incentive Plan to increase the total number of shares available for issuance from 3.5 million to 5.0 million, which was approved by the Company's stockholders on July 22, 2021. The 2017 Incentive Plan, as amended, provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 2.6 million shares available for awards as of March 31, 2022.

Advanced Drainage Systems, Inc.
Stock Options - The stock option activity for the fiscal year ended March 31, 2022 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	939	$29.69	7.9
Granted	101	105.82	—
Exercised	(80)	30.08	—
Forfeited	(16)	49.11	—
Outstanding at end of year	944	37.48	7.1
Vested at end of year	582	26.26	6.4
Unvested at end of year	362	55.50	8.1
Fair value of options granted during the year		$41.36
As of March 31, 2022, there was a total of $4.2 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Incentive Plan, as amended, that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.8 years. All outstanding options are expected to vest. The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2022 was $76.8 million and $53.8 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2022, 2021, and 2020 were $6.8 million, $4.0 million and $0.1 million, respectively.
Restricted Stock - The information about the unvested restricted stock grants as of March 31, 2022 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	382	$36.03
Granted	74	110.96
Vested	(202)	34.82
Forfeited	(9)	60.51
Unvested at end of year	245	$58.68
At March 31, 2022, there was approximately $7.3 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.7 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2022, 2021 and 2020 was $7.0 million, $3.6 million and $2.3 million, respectively.
Performance-based Restricted Units (“performance units”) - The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	485	$35.21
Granted	65	105.82
Added by Performance Factor	115	25.85
Vested	(245)	25.85
Forfeited	(16)	43.79
Unvested at end of year	404	$46.34

Advanced Drainage Systems, Inc.
At March 31, 2022, there was approximately $8.7 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.5 years. For the performance units granted in fiscal 2022, 2021 and 2020, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free cash flow or cash flows from operations for the performance period. The performance units each have a 3-year performance period. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied.
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
2000 and 2013 Stock Options Plans
2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) provided for the issuance of statutory and non-statutory stock options to management based upon the discretion of the Board of Directors. The plan generally provided for grants with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2022.
2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) provided for the issuance of non-statutory common stock options to management subject to the Board’s discretion. The plan generally provided for grants with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2022. All outstanding options are expected to vest.
The stock option activity for the fiscal year ended March 31, 2022 is summarized as follows:

	2000 Plan			2013 Plan
(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	37	$14.97	2.6	316	$19.48	3.7
Granted	—	—	—	—	—	—
Exercised	(24)	14.96	—	(102)	16.88	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	13	15.00	1.7	214	20.72	3.0
Vested at end of year	13	15.00	1.7	214	20.72	3.0
Unvested at end of year	—	$—	—	—	$—	—
For the 2000 Plan, the aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2022 was $1.4 million and $1.4 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2022, 2021, and 2020 were $2.4 million, $2.1 million and $0.2 million, respectively.
For the 2013 Plan, the aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2022 was $21.0 million and $21.0 million, respectively. The total fair value of options that vested during the fiscal years ended March 31, 2022, 2021, and 2020 were less than $0.1 million, $0.1 million, and $0.8 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2022 was $10.8 million.

Advanced Drainage Systems, Inc.
2008 Restricted Stock Plan
On September 16, 2008, the Board of Directors adopted the restricted stock plan, which provided for the issuance of restricted stock awards to certain key employees. Employees with restricted stock have the right to dividends on the shares awarded (vested and unvested) in addition to voting rights on non-forfeited shares.
The Company had no shares available for grant under this plan as of March 31, 2022. The Company expects all restricted stock grants to vest.
During the fiscal years ended March 31, 2022, 2021, and 2020, the total fair value of restricted stock that vested was less than $0.1 million, $0.2 million and $0.9 million, respectively.
15.    INCOME TAXES
The components of Income (loss) before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2022	2021	2020
United States	$355,763	$291,296	$(186,209)
Foreign	27,748	20,975	6,595
Total	$383,511	$312,271	$(179,614)
The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2022	2021	2020
Current:
Federal	$76,220	$76,986	$10,867
State and local	23,484	17,189	4,655
Foreign	8,143	5,921	1,546
Total current tax expense	107,847	100,096	17,068
Deferred:
Federal	6,629	(12,250)	210
State and local	(3,159)	(1,269)	(1,228)
Foreign	(1,246)	(195)	(1,958)
Total deferred tax expense (benefit)	2,224	(13,714)	(2,976)
Total Income tax expense	$110,071	$86,382	$14,092
For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
ESOP stock appreciation, ESOP dividends and special dividend(a)	4.3	2.7	(30.3)
Effect of tax rate of foreign subsidiaries	0.4	0.5	0.6
State and local taxes—net of federal income tax benefit	4.2	3.9	(1.7)
Uncertain tax position change	(0.2)	(0.5)	1.2
Equity-based compensation	(2.9)	(1.4)	1.1
Executive compensation	2.6	1.5	(0.8)
Net operating losses	—	0.2	1.9
Other	(0.7)	(0.2)	(0.9)
Effective rate	28.7%	27.7%	(7.9)%

Advanced Drainage Systems, Inc.
(a)    This includes the special dividend paid in the first quarter of fiscal 2020 that resulted in $246.8 million in additional stock-based compensation. Of the total stock-based compensation expense and dividends paid, approximately $242.9 million related to non-deductible stock appreciation and deductible dividends. This decreased the effective tax rate by 28.4%. See “Note 16. Net Income Per Share and Stockholders’ Equity” for additional information.
As of March 31, 2022, the Company intends to repatriate earnings from Canada and believes that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes. No deferred tax liability has been recognized as of March 31, 2022. The Company has approximately $22.2 million of undistributed earnings from other foreign entities that are intended to be reinvested indefinitely with the exception of cash dividends paid by the Company’s ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2022	2021
Deferred tax assets:
Stock-based compensation	$5,736	$5,084
Operating lease liabilities	13,702	7,403
Other	12,243	12,488
Total deferred tax assets	31,681	24,975
Less: valuation allowance	(269)	(405)
Total net deferred tax assets	31,412	24,570
Deferred tax liabilities:
Intangible assets	94,834	106,012
Property, plant and equipment	82,193	66,546
Operating lease assets	13,540	7,365
Goodwill	6,824	5,686
Other	1,345	568
Total deferred tax liabilities	198,736	186,177
Net deferred tax liabilities	$167,324	$161,607
Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2022	2021
Net non-current deferred tax assets	$1,111	$578
Net non-current deferred tax liabilities	168,435	162,185
Accounting for Uncertain Tax Positions

Advanced Drainage Systems, Inc.
As of March 31, 2022, The Company had unrecognized tax benefit of $0.7 million, which if resolved favorably, would reduce income tax expense by $0.7 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended March 31 is as follows:

(Amounts in thousands)	2022	2021	2020
Balance at beginning of year	$1,686	$3,343	$5,681
Tax positions taken in current year	—	—	—
Decreases in tax positions for prior years	(118)	—	(1,398)
Increases in tax positions for prior years	—	105	1,907
Settlements	—	(284)	(124)
Lapse of statute of limitations	(817)	(1,640)	(2,589)
Foreign translation adjustment	(5)	162	(134)
Balance at end of year	$746	$1,686	$3,343
The short-term portion of the unrecognized tax benefit of $0.1 million at March 31, 2022 is recorded in Other accrued liabilities on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $0.2 million and $0.5 million at March 31, 2022 and 2021, respectively.
The Company believes that over the next twelve months, it is reasonably possible that up to $0.1 million of unrecognized tax benefits could be resolved as the result of settlements of audits and the expiration of statutes of limitation. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not anticipate that the resolution of these matters will result in a material change to its consolidated financial position or results of operations.
The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2019 through March 31, 2022. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2018 through March 31, 2022. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2018 through March 31, 2022.
16.    NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY
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
Holders of redeemable convertible preferred stock participate in dividends on an as-converted basis when declared on common stock. As a result, redeemable convertible preferred stock meets the definition of participating securities, which requires the Company to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders.
The dilutive effect of stock options, redeemable common stock, performance units and unvested nonparticipating restricted stock is based on the more dilutive of the treasury stock method or the diluted two-class method. These potential common stock equivalents are only included in the calculations when their effect is dilutive.

Advanced Drainage Systems, Inc.
The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2022, 2021, and 2020, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2022	2021	2020
NET INCOME (LOSS) PER SHARE — BASIC:
Net income (loss) attributable to ADS	$271,331	$224,230	$(193,174)
Adjustment for:
Dividends paid to participating securities	(5,940)	(5,591)	(11,544)
Net income available to common stockholders and participating securities	265,391	218,639	(204,718)
Undistributed income allocated to participating securities	(35,859)	(33,251)	—
Net income available to common stockholders — Basic	229,532	185,388	(204,718)
Weighted average number of common shares outstanding — Basic	71,276	70,155	63,820
Net income (loss) per common share — Basic	$3.22	$2.64	$(3.21)
NET INCOME (LOSS) PER SHARE — DILUTED:
Net income (loss) available to common stockholders — Diluted	229,532	185,388	(204,718)
Weighted average number of common shares outstanding — Basic	71,276	70,155	63,820
Assumed restricted stock - nonparticipating	245	247	—
Assumed exercise of stock options	882	844	—
Assumed performance units	508	320	—
Weighted average number of common shares outstanding — Diluted	72,911	71,566	63,820
Net income (loss) per common share —Diluted	$3.15	$2.59	$(3.21)
Potentially dilutive securities excluded as anti-dilutive	12,925	14,594	14,449
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
Stockholders’ Equity - The Company repurchased 2.6 million shares of common stock at a cost of $292.0 million during the fiscal year March 31, 2022. The Company did not repurchase any shares during the fiscal year ended March 31, 2021. The repurchases were made under the Board of Directors' authorization in May 2021 to repurchase an additional $250 million of ADS Common Stock, in addition to the $42 million previously authorized, in accordance with applicable security laws. In February 2022, the Company announced that the Board approved a $1.0 billion stock repurchase program (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The Repurchase Program replaces the previously established share repurchase program, which has no remaining available capacity. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
Employees Stock Ownership Plan (“ESOP”) and the Special Dividend - During fiscal year ended March 31, 2020, the Board of Directors approved a special cash dividend of $1.00 per share and quarterly dividends of $0.09 per share. The special and quarterly dividend were paid to all stockholders on June 14, 2019 to stockholders of record at the close of business on June 3, 2019. The total dividend payment was $81.6 million. The dividends received by the unallocated redeemable convertible preferred stock held in the ESOP trust was used to pay $12.0 million of the ESOP loan back to the Company resulting in approximately 11.6 million shares of the Company’s redeemable convertible preferred stock being allocated to ESOP participants. The Company recognized $246.8 million in stock-based compensation expense based on the fair value on the date the Board of Directors approved the special dividend. The Board of Director’s approval committed the ESOP to use those proceeds to pay down the ESOP loan. The special dividend compensation expense was recognized in Cost of goods sold - ESOP acceleration and special dividend compensation and Selling, general and administrative - ESOP acceleration and special dividend compensation on the

Advanced Drainage Systems, Inc.
Company’s Consolidated Statement of Operations. The Company’s ESOP is further described in "Note 13. Employee Benefit Plans".
17.    OTHER ACCRUED LIABILITIES
Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2022	2021
Accrued compensation and benefits(a)	$52,822	$42,075
Accrued rebate liability(b)	24,331	16,834
Lease liability - Operating leases	14,203	8,995
Self-insurance accruals	7,048	11,257
Other	36,473	36,990
Total accrued liabilities	$134,877	$116,151
(a)    Accrued compensation and benefits is primarily comprised of accrued payroll, bonuses and commissions.
(b)    Accrued rebate liability represents the Company’s estimated rebates to be paid to customers.
18.    BUSINESS SEGMENT INFORMATION
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
Infiltrator – Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in onsite septic wastewater treatment systems in the United States and Canada.
International – The International segment manufactures and markets pipe and allied products in certain regions outside of the United States, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint ventures with local partners in Mexico and South America. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture, Tigre-ADS, is the primary channel to serve the South American markets. The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also purchase the Company’s broad line of Allied Products & Other for sales internationally.
Allied Products & Other – Allied Products & Other manufactures and markets products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, water quality filters and structures, Fittings, and FleXstorm. The Company maintains and serves these markets through product distribution relationships

Advanced Drainage Systems, Inc.
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
The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the fiscal years ended March 31:

	2022
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,555,248	$(15,814)	$1,539,434
Infiltrator	551,906	(91,406)	460,500
International
International - Pipe	171,525	(19,430)	152,095
International - Allied Products & Other	53,217	—	53,217
Total International	224,742	(19,430)	205,312
Allied Products & Other	569,352	(5,283)	564,069
Intersegment Eliminations	(131,933)	131,933	—
Total Consolidated	$2,769,315	$—	$2,769,315

	2021
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,059,200	$(6,280)	$1,052,920
Infiltrator	397,813	(68,669)	329,144
International
International - Pipe	121,468	(6,589)	114,879
International - Allied Products & Other	43,390	—	43,390
Total International	164,858	(6,589)	158,269
Allied Products & Other	442,447	—	442,447
Intersegment Eliminations	(81,538)	81,538	—
Total Consolidated	$1,982,780	$—	$1,982,780

	2020
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$954,633	$(2,030)	$952,603
Infiltrator	211,005	(41,657)	169,348
International
International - Pipe	108,624	—	108,624
International - Allied Products & Other	39,957	—	39,957
Total International	148,581	—	148,581
Allied Products & Other	403,273	—	403,273
Intersegment Eliminations	(43,687)	43,687	—
Total Consolidated	$1,673,805	$—	$1,673,805

Advanced Drainage Systems, Inc.
The following sets forth certain financial information attributable to the reportable segments for the fiscal years ended March 31:

(Amounts in thousands)	2022	2021	2020
Segment adjusted gross profit
Pipe	$353,182	$322,846	$239,531
Infiltrator	231,825	191,163	98,245
International	58,822	49,921	36,999
Allied Products & Other	284,091	225,052	201,206
Intersegment Eliminations	(28)	(503)	(1,895)
Total	$927,892	$788,479	$574,086
Depreciation and amortization
Pipe	$49,601	$46,078	$46,611
Infiltrator	14,021	12,468	7,159
International	5,464	5,430	6,013
Allied Products & Other(a)	72,722	81,610	65,157
Total	$141,808	$145,586	$124,940
Capital expenditures
Pipe	$64,660	$17,135	$33,629
Infiltrator	72,435	54,024	24,917
International	3,301	1,627	2,623
Allied Products & Other(a)	8,687	5,971	6,508
Total	$149,083	$78,757	$67,677
(a)    Includes depreciation and amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.
Reconciliation of Gross Profit to Segment Adjusted Gross Profit

(Amounts in thousands)	2022	2021	2020
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$800,384	$690,082	$316,479
Depreciation and amortization	71,705	66,408	62,225
ESOP and stock-based compensation expense	36,622	31,792	14,319
ESOP acceleration and special dividend compensation	19,181	—	168,610
COVID-19 related expenses (a)	—	197	4,573
Inventory step up related to Infiltrator acquisition	—	—	7,880
Total Segment Adjusted Gross Profit	$927,892	$788,479	$574,086
(a)    Represents the Company’s pandemic pay expense included in Gross profit in connection with the Company’s response to the COVID-19 pandemic, see “Note 13. Employee Benefit Plans” for additional information.

Advanced Drainage Systems, Inc.
Geographic Sales and Assets Information
Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2022	2021	2020
Net Sales
North America	$2,746,521	$1,966,947	$1,655,219
Other	22,794	15,833	18,586
Total	$2,769,315	$1,982,780	$1,673,805

(Amounts in thousands)	2022	2021
Long-Lived Assets (a)
North America	$628,985	$511,290
Other	12,463	11,861
Total	$641,448	$523,151
(a)    For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
19.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2022	2021	2020
Supplemental disclosures of cash flow information — cash paid during years:
Interest	$32,837	$37,614	$41,290
Income taxes	106,355	97,636	8,710

(Amounts in thousands)	2022	2021	2020
Supplemental disclosures of noncash investing and financing activities:
Redeemable convertible preferred stock dividend	$294	$349	$359
Purchases of plant, property, and equipment included in accounts payable	18,328	6,754	1,588
Accrued withholding taxes on vesting of restricted stock units	2,669	—	—
ESOP distributions in common stock	45,560	28,585	13,109
Lease obligations retired upon disposition of leased assets	589	1,940	799
20.    SUBSEQUENT EVENTS
Dividends on Common Stock - During the first quarter of fiscal 2023, the Company declared a quarterly cash dividend of $0.12 per share of common stock. The dividend is payable on June 15, 2022 to stockholders of record at the close of business on June 1, 2022.
Acquisition - On April 29, 2022, the Company completed its acquisition of substantially all of the assets of Cultec, Inc. (“Cultec”). Cultec was a family-owned technology leader in the stormwater and onsite septic wastewater industries. The acquisition of Cultec expands the Company’s portfolio of innovative water management solutions in the stormwater and onsite septic wastewater industries.

Advanced Drainage Systems, Inc.
Employee Stock Ownership Plan - In April 2022, all currently outstanding shares of Preferred Stock held by the ESOP were converted into shares of the Company’s common stock. See “Note 13. Employee Benefit Plans” for additional information.
* * * * * *

SCHEDULE II
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2022, 2021 and 2020 (in thousands):
Allowance for Credit Losses:

Fiscal Year ended March 31,	Balance at beginning of period	Charged to costs and expenses (1)	CECL Adoption (2)	Charged to other accounts (3)	Deductions	Balance at end of period
2022	$5,323	$3,237	$—	$123	$(485)	$8,198
2021	5,035	1,338	779	99	(1,928)	5,323
2020	7,653	(24)	—	(234)	(2,360)	5,035
(1)Amount for the year ended March 31, 2020 includes $0.4 million due to the Acquisition.
(2)Amount represents the impact of the adoption of ASU 2016-13.
(3)Amounts represent the impact of foreign currency translation.