Form 10-Q
period 2022-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2022-08-04
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2022, the registrant had 83,571,171 shares of common stock outstanding, which excludes 248,382 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$463,696	$20,125
Receivables (less allowance for doubtful accounts of $7,868 and $8,198, respectively)	427,620	341,753
Inventories	489,492	494,324
Other current assets	20,532	15,696
Total current assets	1,401,340	871,898
Property, plant and equipment, net	636,042	619,383
Other assets:
Goodwill	619,626	610,293
Intangible assets, net	449,115	431,385
Other assets	119,240	116,799
Total assets	$3,225,363	$2,649,758
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$18,113	$19,451
Current maturities of finance lease obligations	5,227	5,089
Accounts payable	274,606	224,986
Other accrued liabilities	148,605	134,877
Accrued income taxes	58,207	6,838
Total current liabilities	504,758	391,241
Long-term debt obligations (less unamortized debt issuance costs of $12,879 and $1,648, respectively)	1,279,176	908,705
Long-term finance lease obligations	11,429	11,393
Deferred tax liabilities	166,741	168,435
Other liabilities	66,472	64,939
Total liabilities	2,028,576	1,544,713
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 11,619 and 0 shares outstanding, respectively	188,828	—
Redeemable convertible preferred stock: $0.01 par value; 0 and 47,070 shares authorized, respectively; 0 and 44,170 shares issued; 0 and 15,630 shares outstanding, respectively	—	195,384
Total mezzanine equity	188,828	195,384
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 76,607 and 75,529 shares issued, respectively; 72,386 and 72,309 shares outstanding, respectively	11,623	11,612
Paid-in capital	1,079,701	1,065,628
Common stock in treasury, at cost	(408,861)	(318,691)
Accumulated other comprehensive loss	(28,289)	(24,386)
Retained earnings	335,822	158,876
Total ADS stockholders’ equity	989,996	893,039
Noncontrolling interest in subsidiaries	17,963	16,622
Total stockholders’ equity	1,007,959	909,661
Total liabilities, mezzanine equity and stockholders’ equity	$3,225,363	$2,649,758
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2022	2021
Net sales	$914,186	$669,300
Cost of goods sold	562,079	468,179
Gross profit	352,107	201,121
Operating expenses:
Selling, general and administrative	86,520	76,221
Loss (gain) on disposal of assets and costs from exit and disposal activities	303	(11)
Intangible amortization	13,677	15,645
Income from operations	251,607	109,266
Other expense:
Interest expense	11,072	7,907
Derivative gains and other income, net	(1,902)	(2,014)
Income before income taxes	242,437	103,373
Income tax expense	55,065	26,455
Equity in net income of unconsolidated affiliates	(1,110)	(205)
Net income	188,482	77,123
Less: net income attributable to noncontrolling interest	1,336	1,136
Net income attributable to ADS	187,146	75,987
Weighted average common shares outstanding:
Basic	83,144	71,534
Diluted	84,389	73,124
Net income per share:
Basic	$2.25	$0.89
Diluted	$2.22	$0.87
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2022	2021
Net income	$188,482	$77,123
Currency translation (loss) gain	(3,898)	2,041
Comprehensive income	184,584	79,164
Less: other comprehensive income attributable to noncontrolling interest	5	615
Less: net income attributable to noncontrolling interest	1,336	1,136
Total comprehensive income attributable to ADS	$183,243	$77,413
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$188,482	$77,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,578	34,656
Deferred income taxes	(1,272)	64
Loss (gain) on disposal of assets and costs from exit and disposal activities	303	(11)
ESOP and stock-based compensation	6,273	20,806
Amortization of deferred financing charges	344	95
Fair market value adjustments to derivatives	(90)	(675)
Equity in net income of unconsolidated affiliates	(1,110)	(205)
Other operating activities	(3,535)	450
Changes in working capital:
Receivables	(79,616)	(67,388)
Inventories	8,039	(28,985)
Prepaid expenses and other current assets	(4,840)	(7,442)
Accounts payable, accrued expenses, and other liabilities	101,209	75,860
Net cash provided by operating activities	249,765	104,348
Cash Flows from Investing Activities
Capital expenditures	(36,189)	(25,546)
Acquisition, net of cash acquired	(47,492)	—
Other investing activities	13	53
Net cash used in investing activities	(83,668)	(25,493)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,750)	(1,750)
Proceeds from Revolving Credit Agreement	26,200	—
Payments on Revolving Credit Agreement	(140,500)	—
Proceeds from Amended Revolving Credit Agreement	97,000	—
Payments on Amended Revolving Credit Agreement	(97,000)	—
Proceeds from Senior Notes due 2030	500,000	—
Debt issuance costs	(11,575)	—
Payments on Equipment Financing	(3,548)	—
Payments on finance lease obligations	(1,721)	(5,379)
Repurchase of common stock	(57,699)	(102,013)
Cash dividends paid	(10,170)	(9,451)
Dividends paid to noncontrolling interest holder	—	(957)
Proceeds from exercise of stock options	1,249	1,336
Payment of withholding taxes on vesting of restricted stock units	(22,809)	(12,976)
Other financing activities	—	(131)
Net cash provided by (used in) financing activities	277,677	(131,321)
Effect of exchange rate changes on cash	(203)	290
Net change in cash	443,571	(52,176)
Cash at beginning of period	20,125	195,009
Cash at end of period	$463,696	$142,833
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$5,055	$2,605
Cash paid for interest	4,714	3,714
Non-cash operating, investing and financing activities:
Repurchase of common stock pending settlement	9,662	13,365
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	1,754	9,382
Balance in accounts payable for the acquisition of property, plant and equipment	16,881	6,578
c
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	75,987	75,987	1,136	77,123	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,426	—	1,426	615	2,041	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,550)	(1,550)	—	(1,550)	—	—	—	—	—
Common stock dividends ($0.11 per share)	—	—	—	—	—	—	(7,901)	(7,901)	—	(7,901)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(957)	(957)	—	—	—	—	—
Share repurchases	—	—	—	1,056	(115,378)	—	—	(115,378)	—	(115,378)
Allocation of ESOP shares to participants for compensation	—	—	12,064	—	—	—	—	12,064	—	12,064	—	—	(167)	2,091	2,091
Exercise of common stock options	48	—	1,336	—	—	—	—	1,336	—	1,336	—	—	—	—	—
Restricted stock awards	99	1	—	29	(3,231)	—	—	(3,230)	—	(3,230)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)
Stock-based compensation expense	—	—	6,651	—	—	—	—	6,651	—	6,651	—	—	—	—	—
ESOP distribution in common stock	764	8	12,404	—	—	—	—	12,412	—	12,412	(993)	(12,412)	—	—	(12,412)
Other	—	—	(79)	—	—	—	—	(79)	—	(79)	—	—	—	—	—
Balance at June 30, 2021	$73,227	$11,589	$950,963	$1,678	$(139,313)	$(22,794)	$(8,666)	$791,779	$14,525	$806,304	$18,282	$228,532	$799	$(8,942)	$219,590

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	$—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	187,146	187,146	1,336	188,482	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(3,903)	—	(3,903)	5	(3,898)	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(10,200)	(10,200)	—	(10,200)	—	—	—	—	—
Share repurchases	—	—	—	772	(67,361)	—	—	(67,361)	—	(67,361)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	403	4	6,552	—	—	—	—	6,556	—	6,556	(403)	(6,556)	—	—	(6,556)
Exercise of common stock options	67	1	1,248	—	—	—	—	1,249	—	1,249	—	—	—	—	—
Restricted stock awards	81	1	—	24	(2,458)	—	—	(2,457)	—	(2,457)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation expense	—	—	6,273	—	—	—	—	6,273	—	6,273	—	—	—	—	—
Balance at June 30, 2022	76,607	$11,623	$1,079,701	4,221	$(408,861)	(28,289)	$335,822	$989,996	$17,963	$1,007,959	11,619	$188,828	—	$—	$188,828

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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2022 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2022 (“Fiscal 2022 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2022 and the results of operations for the three months ended June 30, 2022 and cash flows for the three months ended June 30, 2022. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2022 Form 10-K.
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
Recent Accounting Guidance
There have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2022 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.
2.ACQUISITIONS
Acquisition of Cultec - On April 29, 2022, the Company completed its acquisition of Cultec, Inc. (“Cultec”). Cultec was a family-owned technology leader in the stormwater and onsite septic wastewater industries. The acquisition of Cultec expands the Company’s portfolio of innovative water management solutions in the stormwater and onsite septic wastewater industries. The total fair value of consideration transferred was $47.5 million.
The following table summarizes the consideration transferred and the preliminary purchase price allocation of assets acquired and liabilities assumed. The purchase price allocation for assets acquired and liabilities assumed is preliminary and will be finalized when valuations are complete and final assessments of the fair value of acquired assets and assumed liabilities are completed. Such finalization may result in material changes from the preliminary purchase price allocation. The Company's estimates and assumptions are subject to change during the measurement period (up to one year from the closing date), as the Company continues to finalize the valuations of assets acquired and liabilities assumed.

(Amounts in thousands)	Initial Amount
Accounts receivable	$5,957
Inventory	4,469
Intangible assets	31,400
Goodwill	9,660
Property, plant and equipment	1,986
Accounts payable	(5,539)
Accrued expenses	(75)
Other liabilities	(366)
Total fair value of consideration transferred	$47,492
The preliminary goodwill of $9.7 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Allied Products & Other.
The preliminary purchase price excludes transaction costs. During the three months ended June 30, 2022, the Company incurred $1.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.
The identifiable intangible assets recorded in connection with the closing of the acquisition of Cultec are based on preliminary valuations including customer relationships, patents and developed technology and tradename and trademarks totaling $31.4 million.

(Amounts in thousands)	Preliminary fair value
Customer relationships	$2,800
Patents and developed technology	16,200
Tradename and trademarks	12,400
Total identifiable intangible assets	$31,400
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	June 30, 2022	March 31, 2022
	(In thousands)
Contract asset - product returns	$1,061	$978
Refund liability	2,940	2,356
4.LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to

28 years. A portion of the Company’s yard leases include an option to extend the leases for up to five years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities.
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

	June 30, 2022	March 31, 2022
	(In thousands)
Raw materials	$148,527	$156,050
Finished goods	340,965	338,274
Total inventories	$489,492	$494,324
6.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Employee Stock Ownership Plan ("ESOP") - As previously disclosed in the Fiscal 2022 Form 10-K, in April 2022 all currently outstanding 15.6 million shares of Preferred Stock held by the ESOP were converted into 12.0 million shares of the Company’s redeemable common stock at the Conversion rate of 0.7692. The Company’s 401(k) retirement plan (“KSOP”) holds these shares of common stock. When participants sell or forfeit these shares, the shares are no longer subject to the put option of the Internal Revenue Code and are no longer required to be classified in mezzanine equity.
Net Income per Share - For the three months ended June 30, 2021, the Company was required to apply the two-class method to compute both basic and diluted net income per share. Holders of redeemable convertible preferred stock participated in dividends on an as-converted basis when declared on common stock. As a result, redeemable convertible preferred stock met the definition of participating securities. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The Company was not required to apply the two-class method to compute net income per share for the three months ended June 30, 2022 as the redeemable common stock and common stock have the same rights to earnings available to common stockholders.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2022	2021
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$187,146	$75,987
Adjustments for:
Dividends to participating securities	—	(1,635)
Net income available to common stockholders and participating securities	187,146	74,352
Undistributed income allocated to participating securities	—	(10,933)
Net income available to common stockholders – Basic	$187,146	$63,419
Weighted average number of common shares outstanding – Basic	83,144	71,534
Net income per common share – Basic	$2.25	$0.89
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$187,146	$63,419
Weighted average number of common shares outstanding – Basic	83,144	71,534
Assumed restricted stock - nonparticipating	147	282
Assumed exercise of stock options	757	941
Assumed performance units	341	367
Weighted average number of common shares outstanding – Diluted	84,389	73,124
Net income per common share – Diluted	$2.22	$0.87
Potentially dilutive securities excluded as anti-dilutive	24	14,102
Stockholders’ Equity – During the three months ended June 30, 2022, the Company repurchased 0.8 million shares of common stock at a cost of $67.4 million. The repurchases were made under the Board of Directors’ authorization in February 2022 to repurchase up to an additional $1.0 billion of ADS Common Stock in accordance with applicable securities laws. As of June 30, 2022, approximately $932.6 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of June 30, 2022 and March 31, 2022, there were no borrowings and $1.5 million borrowings, respectively, outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of June 30, 2022. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of June 30, 2022 and March 31, 2022, the outstanding principal balances of the credit facility including letters of credit were $8.6 million and $9.9 million, respectively. As of June 30, 2022, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2022 was 5.8% on Chilean peso denominated loans.
8.DEBT
Long-term debt as of the periods presented consisted of the following:

	June 30, 2022	March 31, 2022
	(In thousands)
Term Loan Facility	$432,500	$434,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	—
Revolving Credit Facility	—	114,300
Equipment Financing	27,668	31,254
Total	1,310,168	929,804
Unamortized debt issuance costs	(12,879)	(1,648)
Current maturities	(18,113)	(19,451)
Long-term debt obligations	$1,279,176	$908,705
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
In May 2022, the Company entered into a Second Amendment (the "Second Amendment") to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the "Amended Revolving Credit Facility") from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revises the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at June 30, 2022 and March 31, 2022 amount to $5.2 million and $9.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
Senior Notes due 2027 – On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% Senior Notes due 2027 (the “2027 Notes”) pursuant to an Indenture, dated September 23, 2019 (the “2027 Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as Trustee (the “Trustee”). The 2027 Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company's Senior Secured Credit Facility. The 2027 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) or to persons outside the United States under Regulation S of the Securities Act.
Senior Notes due 2030 – On June 9, 2022, the Company issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2030 (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the "2030 Indenture"), amount the Company, the Guarantors and the Trustee. The 2030 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act or to persons outside the United States under Regulation S of the Securities Act.

Interest on the 2030 Notes will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2023, at a rate of 6.375% per annum. The Senior Notes will mature on July 15, 2030. The Company used a portion of the net proceeds from the offering of the 2030 Notes to repay in full the outstanding borrowings under its Revolving Credit Facility and will use the remainder for general corporate purposes. The deferred financing costs associated with the 2030 Notes totaled $9.0 million and are recorded as a direct reduction from the carrying amount of the related debt.
The Company may redeem the Notes, in whole or in part, at any time on or after July 15, 2025 at certain specified redemption prices set forth in the Indenture. In addition, at any time prior to July 15, 2025, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to July 15, 2025, the Company may also redeem up to 40% of the aggregate principal amount of Notes issued under the Indenture with net cash proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2030 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2030 Indenture or the 2030 Notes and certain provisions related to bankruptcy events. The 2030 Indenture also contains customary negative covenants.
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has a term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.4%. The current portion of the equipment financing is $11.1 million and the long-term portion is $16.6 million at June 30, 2022.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	June 30, 2022		March 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior Notes due 2027	$324,198	$350,000	$349,902	$350,000
Senior Notes due 2030	489,580	500,000	—	—
Equipment Financing	26,784	27,668	29,302	31,254
Total fair value	$840,562	$877,668	$379,204	$381,254
The fair values of the 2027 Notes and 2030 Notes was determined based on a quoted market data for the Company’s 2027 Notes and 2030 Notes, respectively. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the 2027 Notes, 2030 Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount on the remaining long-term debt, including the Term Loan Facility and Revolving Credit Facility, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments as of June 30, 2022.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2022 and 2021, the Company utilized an effective tax rate of 22.7% and 25.6%, respectively, to calculate its provision for income taxes. Several items increased the effective rate including state and local income taxes for the three months ended June 30, 2022 and 2021. The Company’s ESOP also increased the effective rate for the three months ended June 30, 2021, which no longer impacts the effective tax rate after the repayment of the ESOP loan and the allocation of the remaining unallocated shares of Preferred Stock in the prior year. Additionally, discrete income tax benefits related to the stock-based compensation windfall decreased the rate for the three months ended June 30, 2022 and 2021.
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

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$674	$634
Selling, general and administrative expenses	5,599	6,017
Total stock-based compensation expense	$6,273	$6,651
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Stock-based compensation expense:
Stock Options	$1,279	$753
Restricted Stock	1,761	1,359
Performance-based Restricted Stock Units	2,740	4,188
Non-Employee Directors	493	351
Total stock-based compensation expense	$6,273	$6,651

2017 Omnibus Incentive Plan
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
Restricted Stock – During the three months ended June 30, 2022, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $8.5 million.

Performance-based Restricted Stock Units ("Performance Units") – During the three months ended June 30, 2022, the Company granted 0.1 million performance share units at a grant date fair value of $6.6 million.
Options – During the three months ended June 30, 2022, The Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $5.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the periods presented:

Three Months Ended June 30, 2022
Common stock price	$99.29
Expected stock price volatility	41.1%
Risk-free interest rate	2.9%
Weighted-average expected option life (years)	6
Dividend yield	0.48%

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
Allied Products & Other – Allied Products and Other manufactures and markets products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, BaySaver filters and water quality structures, Fittings, Cultec and FleXstorm. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the United States. The Company also sells through a broad variety of buying groups and co-ops in the United States. The Company aggregates operating segments within the Allied Products & Other segment disclosure. None of the operating segments within the Allied Products & Other businesses segment disclosure exceeds the quantitative thresholds for separate segment reporting.

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$524,857	$(9,874)	$514,983	$374,010	$(1,903)	$372,107
Infiltrator	166,290	(28,906)	137,384	126,742	(19,037)	107,705
International
International - Pipe	53,419	(5,859)	47,560	50,838	(2,914)	47,924
International - Allied Products & Other	18,095	—	18,095	14,528	—	14,528
Total International	71,514	(5,859)	65,655	65,366	(2,914)	62,452
Allied Products & Other	198,909	(2,745)	196,164	127,036	—	127,036
Intersegment Eliminations	(47,384)	47,384	—	(23,854)	23,854	—
Total Consolidated	$914,186	$—	$914,186	$669,300	$—	$669,300
The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Segment Adjusted Gross Profit
Pipe	$168,579	$84,143
Infiltrator	75,794	59,402
International	20,484	21,378
Allied Products & Other	109,041	63,299
Intersegment Eliminations	(815)	(14)
Total	$373,083	$228,208
Depreciation and Amortization
Pipe	$12,865	$12,035
Infiltrator	4,867	3,436
International	1,371	1,458
Allied Products & Other(a)	16,475	17,727
Total	$35,578	$34,656
Capital Expenditures
Pipe	$20,274	$9,830
Infiltrator	12,532	13,026
International	913	250
Allied Products & Other(a)	2,470	2,440
Total	$36,189	$25,546
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.

Reconciliation of Gross Profit to Segment Adjusted Gross Profit

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$352,107	$201,121
Depreciation and Amortization	20,302	17,532
ESOP and stock-based compensation expense	674	9,555
Total Segment Adjusted Gross Profit	$373,083	$228,208

13.SUBSEQUENT EVENTS
Common Stock Dividend - During the second quarter of fiscal 2023, the Company declared a quarterly cash dividend of $0.12 per share of common stock. The dividend is payable on September 15, 2022 to stockholders of record at the close of business on September 1, 2022.
Share Repurchase Program - During the second quarter of fiscal 2023, 0.6 million shares of common stock at a cost of $57.7 million were repurchased under the Board of Directors' authorization in February 2022.
Employee Stock Purchase Plan - On July 21, 2022, the Company’s stockholders adopted and approved the Advanced Drainage Systems, Inc. Employee Stock Purchase Plan (the “ESPP”). By approving the ESPP, the Company’s stockholders set aside a fixed reserve of 400,000 shares of common stock that will be available to eligible employees of ADS and Participating Subsidiaries to purchase based on the terms and conditions of the ESPP.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q ("Form 10-Q"), the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries.
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2023 refers to fiscal 2023, which is the period from April 1, 2022 to March 31, 2023.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2022 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2022. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”
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
Executive Summary
First Quarter Fiscal 2023 Results
•Net sales increased 36.6% to $914.2 million
•Net income increased 144.4% to $188.5 million
•Adjusted EBITDA, a non-GAAP measure, increased 79.5% to $299.0 million
Net sales increased $244.9 million, or 36.6%, to $914.2 million, as compared to $669.3 million in the prior year quarter. Domestic Pipe sales increased $150.8 million, or 40.3%, to $524.9 million. Domestic Allied Products & Other sales increased $71.9 million, or 56.6%, to $198.9 million. Infiltrator sales increased $39.5 million, or 31.2%, to $166.3 million. These increases were driven by double-digit sales growth in the U.S. construction end markets. International sales increased $6.1 million, or 9.4%, to $71.5 million, driven by strong sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $151.0 million, or 75.1%, to $352.1 million as compared to $201.1 million in the prior year. The increase in gross profit is primarily due to the increase in sales volume and favorable pricing on pipe, onsite septic and allied products. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Adjusted EBITDA, a non-GAAP measure, increased $132.5 million, or 79.5%, to $299.0 million, as compared to $166.6 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 32.7% as compared to 24.9% in the prior year.

Results of Operations
Comparison of the Three Months ended June 30, 2022 to the Three Months ended June 30, 2021
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended June 30,
	2022		2021
Consolidated Statements of Operations data:	(In thousands)
Net sales	$914,186	100.0%	$669,300	100.0%
Cost of goods sold	562,079	61.5	468,179	70.0
Gross profit	352,107	38.5	201,121	30.0
Selling, general and administrative	86,520	9.5	76,221	11.4
Loss on disposal of assets and costs from exit and disposal activities	303	—	(11)	—
Intangible amortization	13,677	1.5	15,645	2.3
Income from operations	251,607	27.5	109,266	16.3
Interest expense	11,072	1.2	7,907	1.2
Derivative gains and other income, net	(1,902)	(0.2)	(2,014)	(0.3)
Income before income taxes	242,437	26.5	103,373	15.4
Income tax expense	55,065	6.0	26,455	4.0
Equity in net (income) loss of unconsolidated affiliates	(1,110)	(0.1)	(205)	—
Net income	188,482	20.6	77,123	11.5
Less: net income attributable to noncontrolling interest	1,336	0.1	1,136	0.2
Net income attributable to ADS	$187,146	20.5%	$75,987	11.4%
Net sales - The following table presents net sales to external customers by reportable segment for the three months ended June 30, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$514,983	$372,107	$142,876	38.4%
Infiltrator	137,384	107,705	29,679	27.6
International	65,655	62,452	3,203	5.1
Allied Products & Other	196,164	127,036	69,128	54.4
Total Consolidated	$914,186	$669,300	$244,886	36.6%
Our consolidated net sales for the three months ended June 30, 2022 increased by $244.9 million, or 36.6%, compared to the same period in fiscal 2022. The increase in net sales was primarily a result of growth in our domestic Pipe segment along with both the Infiltrator and International segments.
Our Pipe segment experienced growth primarily through improved pricing/mix of products sold partially offset by lower volumes in the agriculture market. Infiltrator achieved growth through improved price/mix of products sold and higher volumes associated with the residential market. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings and higher volume.

Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended June 30, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$155,099	$63,300	$91,799	145.0%
Infiltrator	70,869	55,869	15,000	26.8
International	19,109	19,904	(795)	(4.0)
Allied Products & Other	107,845	62,062	45,783	73.8
Intersegment eliminations	(815)	(14)	(801)	5,721.4
Total gross profit	$352,107	$201,121	$150,986	75.1%
Our consolidated Cost of goods sold for the three months ended June 30, 2022 increased by $93.9 million, or 20.1%, and our consolidated Gross profit increased by $151.0 million, or 75.1%, compared to the same period in fiscal 2022. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Selling, general and administrative expenses

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021
Selling, general and administrative expenses	$86,520	$76,221
% of Net sales	9.5%	11.4%
Selling, general and administrative expenses for three months ended June 30, 2022 increased $10.3 million from the same period in fiscal 2022 and as a percentage of sales, decreased by 1.9%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The change in Loss (gain) on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased $2.0 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $3.2 million in the three months ended June 30, 2022 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels.
Derivative gains and other income, net - Derivative gain and other income decreased by $0.1 million for the three months ended June 30, 2022 compared to the same period in the previous fiscal year.
Income tax expense - The following table presents the effective tax rates for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Effective tax rate	22.7%	25.6%
The change in the effective tax rate for the three months ended June 30, 2022 was primarily related to the transition of the Company’s Employee Stock Ownership Plan (“ESOP”) and the repayment of the ESOP loan in the prior year. See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the three months ended June 30, 2022 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for three months ended June 30, 2022 due to an increase in net income at our ADS Mexicana joint venture.
Adjusted EBITDA and Adjusted EBITDA Margin - Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP financial measures, have been presented in this Form 10-Q as supplemental measures of financial performance that are not required by, or presented in accordance with GAAP and should not be considered as alternatives to net income as measures of financial performance or cash flows from operations or any other performance measure derived in accordance with GAAP. We calculate Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
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
The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Net income	$188,482	$77,123
Depreciation and amortization	35,578	34,656
Interest expense	11,072	7,907
Income tax expense	55,065	26,455
EBITDA	290,197	146,141
Loss (gain) on disposal of assets and costs from exit and disposal activities	303	(11)
Stock-based compensation expense	6,273	6,651
ESOP compensation expense	—	14,155
Transaction costs(a)	1,715	43
Other adjustments(b)	555	(397)
Adjusted EBITDA	$299,043	$166,582
Adjusted EBITDA Margin	32.7%	24.9%
(a)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(b)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
Liquidity and Capital Resources
Historically we have funded our operations through internally generated cash flow supplemented by debt financings, equity issuance and finance and operating leases. These sources have been sufficient historically to fund our primary liquidity requirements, including working capital, capital expenditures, debt service and dividend payments for our common stock. From time to time, we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.

The following table presents key liquidity metrics utilized by management. The table includes the Non-GAAP measure, Free Cash Flow, which is further discussed and defined below, and Leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA.

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$249,765	$104,348
Capital expenditures	(36,189)	(25,546)
Free Cash Flow	213,576	78,802
Total debt (debt and finance lease obligations)	1,313,945
Cash	463,696
Net debt (total debt less cash)	850,249
Leverage Ratio	1.1
Free Cash Flow - Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures. Free cash flow is a measure used by management and our Board of Directors to assess our ability to generate cash. Accordingly, free cash flow has been presented in this Form 10-Q as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures.
Free cash flow is not a GAAP measure of our liquidity and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of free cash flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.
Net cash provided by operating activities increased $145.4 million to $249.8 million, as compared to $104.3 million in the prior year, primarily due to changes in net working capital. Free cash flow (Non-GAAP) increased $134.8 million to $213.6 million, as compared to $78.8 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $850.2 million as of June 30, 2022.
The following table summarizes our available liquidity for the periods presented.

(Amounts in thousands)	June 30, 2022
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(5,150)
Revolver available liquidity	$594,850
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of June 30, 2022, we had $1,058.5 million in liquidity, including $463.7 million of cash, $594.9 million in borrowings available under our Revolving Credit Agreement, net of $5.2 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $896.6 million as of June 30, 2022, from $480.7 million as of March 31, 2022. The increase in working capital is primarily due to increased cash from the issuance of our Senior Notes due 2030 and an increase in accounts receivable consistent with our increase in sales and partially offset by an increase in accounts payable.

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$249,765	$104,348
Net cash used in investing activities	(83,668)	(25,493)
Net cash provided by (used in) financing activities	277,677	(131,321)
Operating Cash Flows – Cash flows from operating activities increased $145.4 million during the three months ended June 30, 2022 primarily driven by operating income and changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the three months ended June 30, 2022 increased by $58.2 million compared to the same period in fiscal 2022. The increase in cash used in investing activities was primarily due to the acquisition of Cultec, net of cash acquired.
Capital expenditures totaled $36.2 million and $25.5 million for the three months ended June 30, 2022 and 2021, respectively. Our capital expenditures for the three months ended June 30, 2022 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $150 to $180 million in fiscal year 2023. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the three months ended June 30, 2022, cash provided by financing activities included the issuance of $500.0 million of 2030 Notes and proceeds of $123.2 million on our revolving credit facilities. Cash used in financing activities during the three months ended June 30, 2022 included payments of $237.5 million on our revolving credit facilities, repurchase of common stock of $57.7 million, $22.8 million of shares withheld for tax purposes, and $10.1 million of dividend payments.
During the three months ended June 30, 2021, cash used in financing activities included the repurchase of common stock of $102.0 million, $13.0 million of shares withheld for tax purposes, $9.5 million of dividend payments and payments on our finance lease obligations of $5.4 million.
Cash held by Foreign Subsidiaries - As of June 30, 2022, we had $11.2 million in cash that was held by our foreign subsidiaries, including $3.1 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Financing Transactions
Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. In May 2022, the Company entered into a Second Amendment to the Company’s Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $600 million, the L/C Facility in the initial aggregate available amount of up to $60 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of June 30, 2022, the outstanding principal drawn on Term Loan Facility was $432.5 million and there were no borrowings on the Revolving Credit Facility. The Company had $594.9 million available to be drawn on the Revolving Credit Facility, net of $5.2 million of outstanding letters of credit.
ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana amended its Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $9.5 million on June 6, 2022. The Intercompany Note matures on June 22, 2022. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of June 30, 2022 and March 31, 2022, there were no borrowings and $1.5 million borrowings, respectively, outstanding under the Intercompany Note.
Issuance of Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of its 2027 Notes, pursuant to the 2027 Indenture among the Company, the Guarantors and the Trustee. The 2027 Notes are guaranteed by each of the Company’s present and future direct and indirect wholly owned domestic subsidiaries that is a guarantor under the Company's Senior Secured Credit Facility. The 2027 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act or to persons outside the United States under Regulation S of the Securities Act.
Interest on the 2027 Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.000% per annum. The 2027 Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the 2027 Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Base Credit Agreement.
The Company may redeem the 2027 Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices. At any time prior to September 30, 2022, the Company may also redeem up to 40% of the 2027 Notes with net cash proceeds of certain equity offerings at a redemption price equal to 105.000% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to September 30, 2022, the Company may redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium.
The 2027 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2027 Indenture or the 2027 Notes and certain provisions related to bankruptcy events. The 2027 Indenture also contains customary negative covenants.
Issuance of Senior Notes Due 2030 – On June 9, 2022 the Company issued $500.0 million aggregate principal amount of 6.375% 2030 Notes pursuant to an Indenture, dated June 9, 2022 (the "2030 Indenture"), among the Company, the Guarantors and the Trustee. The Senior Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to the Securities Act or to persons outside the United States under Regulation S of the Securities Act.
Interest on the 2030 Notes will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2023, at a rate of 6.375% per annum. The Senior Notes will mature on July 15, 2030. The Company used the majority of the net proceeds from the offering of the 2030 Notes to repay in full the outstanding borrowings under its Revolving Credit Facility and the remainder for general corporate purposes. The deferred financing costs associated with the 2030 Notes totaled $9.0 million and are recorded as a direct reduction from the carrying amount of the related debt.
The Company may redeem the Notes, in whole or in part, at any time on or after July 15, 2025 at certain specified redemption prices set forth in the Indenture. In addition, at any time prior to July 15, 2025, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to July 15, 2025, the Company may also redeem up to 40% of the aggregate principal amount of Notes issued under the Indenture with net cash proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2030 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2030 Indenture or the 2030 Notes and certain provisions related to bankruptcy events. The 2030 Indenture also contains customary negative covenants.
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing of has a balance of $27.7 million and has a term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.4%.
Covenant Compliance - The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Revolving Facility exceeds $210.0 million at the end of any fiscal quarter, the Company to maintain a consolidated senior secured net leverage ratio (commencing with the fiscal quarter ending March 31, 2020) not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.
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
For further information, see “Note 11. Debt” to the Consolidated Financial Statements in our Fiscal 2022 Form 10-K. We are in compliance with our debt covenants as of June 30, 2022.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2022, our South American Joint Venture had approximately $8.6 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2022 Form 10-K, except as disclosed in "Note 1. Background and Summary of Significant Accounting Policies".
Forward-Looking Statements
This Form 10-Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seeks,” “predict,” “potential,” “continue,” “intends,” “plans,” “projects,” “estimates,” “anticipates” or other comparable terms. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our actual consolidated results of operations, financial condition, liquidity and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Form 10-Q (including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:
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
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions and similar transactions;

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
•other risks and uncertainties, including those listed under “Item 1A. Risk Factors.” in the Fiscal 2022 Form 10-K.
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
Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2022 Form 10-K except as disclosed below.
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Note, notes bear variable interest rates. The Revolving Credit Facility and Term Note bear interest either at LIBOR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.3 million based on our borrowings as of June 30, 2022. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.3 million, for the twelve months ended June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Please see “Note 9. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q for more information regarding legal proceedings.
Item 1A.     Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2022 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2022 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Form 10-Q.
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. During the three months ended June 30, 2022, the Company repurchased 0.8 million shares of common stock at a cost of $67.4 million. As of June 30, 2022, approximately $932.6 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
April 1, 2022 to April 30, 2022	—	$—	—	$1,000,000
May 1, 2022 to May 31, 2022	—	—	—	1,000,000
June 1, 2022 to June 30, 2022	772	87.25	772	932,639
Total	772	$87.25	772	$932,639
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

4.1
Indenture, dated June 9, 2022, among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on June 9, 2022).

4.2
Form of 6.375% Senior Note due 2030 (included with Indenture, dated June 9, 2022, among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on June 9, 2022).

10.1
Second Amendment to Credit Agreement, by and among the Advanced Drainage Systems, Inc., the banks and other financial institutions or entities parties thereto, constituting the Required Lenders under the Credit Agreement and all the Revolving Lenders under the Credit Agreement, the Issuing Lenders party thereto, Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as administrative agent under the Revolving Facility (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities Exchange Commission on May 27, 2022).

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2022

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer