Form 10-Q
period 2022-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2022-11-03
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2022, the registrant had 82,855,726 shares of common stock outstanding, which excludes 261,575 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$457,357	$20,125
Receivables (less allowance for doubtful accounts of $8,033 and $8,198, respectively)	387,952	341,753
Inventories	479,171	494,324
Other current assets	23,400	15,696
Total current assets	1,347,880	871,898
Property, plant and equipment, net	653,432	619,383
Other assets:
Goodwill	619,487	610,293
Intangible assets, net	435,281	431,385
Other assets	121,519	116,799
Total assets	$3,177,599	$2,649,758
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$16,765	$19,451
Current maturities of finance lease obligations	5,358	5,089
Accounts payable	236,603	224,986
Other accrued liabilities	169,774	134,877
Accrued income taxes	10,800	6,838
Total current liabilities	439,300	391,241
Long-term debt obligations (less unamortized debt issuance costs of $12,825 and $1,648, respectively)	1,275,211	908,705
Long-term finance lease obligations	13,893	11,393
Deferred tax liabilities	164,945	168,435
Other liabilities	68,580	64,939
Total liabilities	1,961,929	1,544,713
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 9,840 and 0 shares outstanding, respectively	159,928	—
Redeemable convertible preferred stock: $0.01 par value; 0 and 47,070 shares authorized, respectively; 0 and 44,170 shares issued; 0 and 15,630 shares outstanding, respectively	—	195,384
Total mezzanine equity	159,928	195,384
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 78,519 and 75,529 shares issued, respectively; 73,205 and 72,309 shares outstanding, respectively	11,642	11,612
Paid-in capital	1,119,453	1,065,628
Common stock in treasury, at cost	(536,697)	(318,691)
Accumulated other comprehensive loss	(33,775)	(24,386)
Retained earnings	477,790	158,876
Total ADS stockholders’ equity	1,038,413	893,039
Noncontrolling interest in subsidiaries	17,329	16,622
Total stockholders’ equity	1,055,742	909,661
Total liabilities, mezzanine equity and stockholders’ equity	$3,177,599	$2,649,758
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$884,209	$706,471	$1,798,395	$1,375,771
Cost of goods sold	564,246	506,414	1,126,325	974,593
Gross profit	319,963	200,057	672,070	401,178
Operating expenses:
Selling, general and administrative	88,639	73,951	175,159	150,172
(Gain) loss on disposal of assets and costs from exit and disposal activities	(102)	(901)	201	(912)
Intangible amortization	13,841	15,446	27,518	31,091
Income from operations	217,585	111,561	469,192	220,827
Other expense:
Interest expense	18,261	8,437	29,333	16,344
Derivative losses (gains) and other expense (income), net	395	202	(1,507)	(1,812)
Income before income taxes	198,929	102,922	441,366	206,295
Income tax expense	47,508	26,816	102,573	53,271
Equity in net income of unconsolidated affiliates	(1,956)	(206)	(3,066)	(411)
Net income	153,377	76,312	341,859	153,435
Less: net income attributable to noncontrolling interest	1,370	953	2,706	2,089
Net income attributable to ADS	152,007	75,359	339,153	151,346
Weighted average common shares outstanding:
Basic	83,466	70,464	83,306	70,993
Diluted	84,498	71,924	84,485	72,614
Net income per share:
Basic	$1.82	$0.90	$4.07	$1.78
Diluted	$1.80	$0.88	$4.01	$1.74
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$153,377	$76,312	$341,859	$153,435
Currency translation (loss) gain	(5,763)	(3,406)	(9,661)	(1,365)
Comprehensive income	147,614	72,906	332,198	152,070
Less: other comprehensive (loss) income attributable to noncontrolling interest	(277)	(180)	(272)	435
Less: net income attributable to noncontrolling interest	1,370	953	2,706	2,089
Total comprehensive income attributable to ADS	$146,521	$72,133	$329,764	$149,546
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$341,859	$153,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,500	68,850
Deferred income taxes	(3,117)	15
(Gain) loss on disposal of assets and costs from exit and disposal activities	201	(912)
ESOP and stock-based compensation	13,733	38,437
Amortization of deferred financing charges	398	191
Fair market value adjustments to derivatives	2,183	(446)
Equity in net income of unconsolidated affiliates	(3,066)	(411)
Other operating activities	(713)	441
Changes in working capital:
Receivables	(43,680)	(138,063)
Inventories	15,799	(124,429)
Prepaid expenses and other current assets	(7,776)	(6,738)
Accounts payable, accrued expenses, and other liabilities	49,703	104,508
Net cash provided by operating activities	437,024	94,878
Cash Flows from Investing Activities
Capital expenditures	(75,545)	(63,764)
Acquisition, net of cash acquired	(48,010)	—
Other investing activities	46	1,556
Net cash used in investing activities	(123,509)	(62,208)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(3,500)	(3,500)
Proceeds from Revolving Credit Agreement	26,200	146,800
Payments on Revolving Credit Agreement	(140,500)	(24,200)
Proceeds from Amended Revolving Credit Agreement	97,000	—
Payments on Amended Revolving Credit Agreement	(97,000)	—
Proceeds from Senior Notes due 2030	500,000	—
Debt issuance costs	(11,575)	—
Payments on Equipment Financing	(7,104)	—
Payments on finance lease obligations	(3,153)	(10,437)
Repurchase of common stock	(192,602)	(292,000)
Cash dividends paid	(20,367)	(18,758)
Dividends paid to noncontrolling interest holder	(1,727)	(1,471)
Proceeds from exercise of stock options	4,660	3,179
Payment of withholding taxes on vesting of restricted stock units	(25,512)	(12,976)
Other financing activities	—	(230)
Net cash provided by (used in) financing activities	124,820	(213,593)
Effect of exchange rate changes on cash	(1,103)	(81)
Net change in cash	437,232	(181,004)
Cash at beginning of period	20,125	195,009
Cash at end of period	$457,357	$14,005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$101,470	$61,813
Cash paid for interest	18,276	15,383
Non-cash operating, investing and financing activities:
Repurchase of common stock pending settlement	2,561	—
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	6,681	11,403
Balance in accounts payable for the acquisition of property, plant and equipment	15,631	11,499
c
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at July 1, 2021	73,227	$11,589	$950,963	1,678	$(139,313)	$(22,794)	$(8,666)	$791,779	$14,525	$806,304	18,282	$228,532	799	$(8,942)	$219,590
Net income	—	—	—	—	—	—	75,359	75,359	953	76,312	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(3,226)	—	(3,226)	(180)	(3,406)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,547)	(1,547)	—	(1,547)	—	—	—	—	—
Common stock dividends ($0.11 per share)	—	—	—	—	—	—	(7,760)	(7,760)	—	(7,760)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(514)	(514)	—	—	—	—	—
Share repurchases	—	—	—	1,518	(176,622)	—	—	(176,622)	—	(176,622)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	10,085	—	—	—	—	10,085	—	10,085	—	—	(155)	1,928	1,928
Exercise of common stock options	76	1	1,843	—	—	—	—	1,844	—	1,844	—	—	—	—	—
Restricted stock awards	30	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,618	—	—	—	—	5,618	—	5,618	—	—	—	—	—
Other	—	—	(311)	—	—	—	—	(311)	—	(311)	—	—	—	—	—
Balance at September 30, 2021	73,333	$11,590	$968,198	3,196	$(315,935)	$(26,020)	$57,386	$695,219	$14,784	$710,003	18,282	$228,532	644	$(7,014)	$221,518
Balance at April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	151,346	151,346	2,089	153,435	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(1,800)	—	(1,800)	435	(1,365)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(3,097)	(3,097)	—	(3,097)	—	—	—	—	—
Common stock dividends ($0.22 per share)	—	—	—	—	—	—	(15,661)	(15,661)	—	(15,661)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)	—	—	—	—	—
Share repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)
Allocation of ESOP shares to participants for compensation	—	—	22,149	—	—	—	—	22,149	—	22,149	—	—	(322)	4,019	4,019
Exercise of common stock options	124	1	3,179	—	—	—	—	3,180	—	3,180	—	—	—	—	—
Restricted stock awards	129	1	—	29	(3,231)	—	—	(3,230)	—	(3,230)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)
Stock-based compensation expense	—	—	12,269	—	—	—	—	12,269	—	12,269	—	—	—	—	—
ESOP distribution in common stock	764	8	12,404	—	—	—	—	12,412	—	12,412	(993)	(12,412)	—	—	(12,412)
Other	—	—	(390)	—	—	—	—	(390)	—	(390)	—	—	—	—	—
Balance at September 30, 2021	$73,333	$11,590	$968,198	$3,196	$(315,935)	$(26,020)	$57,386	$695,219	$14,784	$710,003	$18,282	$228,532	$644	$(7,014)	$221,518

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at July 1, 2022	76,607	$11,623	$1,079,701	4,221	$(408,861)	$(28,289)	$335,822	$989,996	$17,963	$1,007,959	11,619	$188,828	—	$—	$188,828
Net income	—	—	—	—	—	—	152,007	152,007	1,370	153,377	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(5,486)	—	(5,486)	(277)	(5,763)	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(10,039)	(10,039)	—	(10,039)	—	—	—	—	—
Share repurchases	—	—	—	1,093	(127,802)	—	—	(127,802)	—	(127,802)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,727)	(1,727)	—	—	—	—	—
KSOP redeemable common stock conversion	1,779	18	28,882	—	—	—	—	28,900	—	28,900	(1,779)	(28,900)	—	—	(28,900)
Exercise of common stock options	116	1	3,410	—	—	—	—	3,411	—	3,411	—	—	—	—	—
Restricted stock awards	17	—	—	—	(34)	—	—	(34)	—	(34)	—	—	—	—	—
Stock-based compensation expense	—	—	7,460	—	—	—	—	7,460	—	7,460	—	—	—	—	—
Balance at September 30, 2022	78,519	$11,642	$1,119,453	5,314	$(536,697)	$(33,775)	$477,790	$1,038,413	$17,329	$1,055,742	9,840	$159,928	—	$—	$159,928
Balance at April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	$—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	339,153	339,153	2,706	341,859	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(9,389)	—	(9,389)	(272)	(9,661)	—	—	—	—	—
Common stock dividends ($0.24 per share)	—	—	—	—	—	—	(20,239)	(20,239)	—	(20,239)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,727)	(1,727)	—	—	—	—	—
Share repurchases	—	—	—	1,865	(195,163)	—	—	(195,163)	—	(195,163)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	2,182	22	35,434	—	—	—	—	35,456	—	35,456	(2,182)	(35,456)	—	—	(35,456)
Exercise of common stock options	183	2	4,658	—	—	—	—	4,660	—	4,660	—	—	—	—	—
Restricted stock awards	98	1	—	24	(2,492)	—	—	(2,491)	—	(2,491)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation expense	—	—	13,733	—	—	—	—	13,733	—	13,733	—	—	—	—	—
Balance at September 30, 2022	78,519	$11,642	$1,119,453	5,314	$(536,697)	$(33,775)	$477,790	$1,038,413	$17,329	$1,055,742	9,840	$159,928	—	$—	$159,928

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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2022 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2022 (“Fiscal 2022 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2022 and the results of operations for the three and six months ended September 30, 2022 and cash flows for the six months ended September 30, 2022. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2022 Form 10-K.
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
2.ACQUISITIONS
Acquisition of Cultec - On April 29, 2022, the Company completed its acquisition of Cultec, Inc. (“Cultec”). Cultec was a family-owned technology leader in the stormwater and onsite septic wastewater industries. The acquisition of Cultec expands the Company’s portfolio of innovative water management solutions in the stormwater and onsite septic wastewater industries. The total fair value of consideration transferred was $48.0 million.
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

(Amounts in thousands)	Initial Amount	Increase to Purchase Price	Updated Amount
Accounts receivable	$5,957	$—	$5,957
Inventory	4,469	—	4,469
Intangible assets	31,400	—	31,400
Goodwill	9,660	518	10,178
Property, plant and equipment	1,986	—	1,986
Accounts payable	(5,539)	—	(5,539)
Accrued expenses	(75)	—	(75)
Other liabilities	(366)	—	(366)
Total fair value of consideration transferred	$47,492	$518	$48,010
The preliminary goodwill of $10.2 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Allied Products & Other.
The preliminary purchase price excludes transaction costs. During the six months ended September 30, 2022, the Company incurred $1.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.
The identifiable intangible assets recorded in connection with the closing of the acquisition of Cultec are based on preliminary valuations including customer relationships, patents and developed technology and tradename and trademarks totaling $31.4 million.

(Amounts in thousands)	Preliminary fair value
Customer relationships	$12,400
Patents and developed technology	16,200
Tradename and trademarks	2,800
Total identifiable intangible assets	$31,400
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	September 30, 2022	March 31, 2022
	(In thousands)
Contract asset - product returns	$1,105	$978
Refund liability	3,487	2,356

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
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

	September 30, 2022	March 31, 2022
	(In thousands)
Raw materials	$146,757	$156,050
Finished goods	332,414	338,274
Total inventories	$479,171	$494,324
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
Net Income per Share - For the three and six months ended September 30, 2021, the Company was required to apply the two-class method to compute both basic and diluted net income per share. Holders of redeemable convertible preferred stock participated in dividends on an as-converted basis when declared on common stock. As a result, redeemable convertible preferred stock met the definition of participating securities. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The Company was not required to apply the two-class method to compute net income per share for the three and six months ended September 30, 2022 as the redeemable common stock and common stock have the same rights to earnings available to common stockholders.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$152,007	$75,359	$339,153	$151,346
Adjustments for:
Dividends to participating securities	—	(1,636)	—	(3,276)
Net income available to common stockholders and participating securities	152,007	73,723	339,153	148,070
Undistributed income allocated to participating securities	—	(10,494)	—	(21,430)
Net income available to common stockholders – Basic	$152,007	$63,229	$339,153	$126,640
Weighted average number of common shares outstanding – Basic	83,466	70,464	83,306	70,993
Net income per common share – Basic	$1.82	$0.90	$4.07	$1.78
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$152,007	$63,229	$339,153	$126,640
Weighted average number of common shares outstanding – Basic	83,466	70,464	83,306	70,993
Assumed restricted stock	139	223	142	251
Assumed exercise of stock options	717	914	740	928
Assumed performance units	176	323	297	442
Weighted average number of common shares outstanding – Diluted	84,498	71,924	84,485	72,614
Net income per common share – Diluted	$1.80	$0.88	$4.01	$1.74
Potentially dilutive securities excluded as anti-dilutive	18	13,356	36	13,729
Stockholders’ Equity – During the three and six months ended September 30, 2022, the Company repurchased 1.1 million and 1.9 million shares, respectively, of common stock at a cost of $127.8 million and $195.2 million, respectively. The repurchases were made under the Board of Directors’ authorization in February 2022 to repurchase up to an additional $1.0 billion of ADS Common Stock in accordance with applicable securities laws. As of September 30, 2022, approximately $804.8 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of September 30, 2022 and March 31, 2022, there were no borrowings and $1.5 million of borrowings, respectively, outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2022. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of September 30, 2022 and March 31, 2022, the outstanding principal balances of the credit facility including letters of credit were $8.3 million and $9.9 million, respectively. As of September 30, 2022, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2022 was 12.0% on Chilean peso denominated loans.
8.DEBT
Long-term debt as of the periods presented consisted of the following:

	September 30, 2022	March 31, 2022
	(In thousands)
Term Loan Facility	$430,750	$434,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	—
Revolving Credit Facility	—	114,300
Equipment Financing	24,051	31,254
Total	1,304,801	929,804
Unamortized debt issuance costs	(12,825)	(1,648)
Current maturities	(16,765)	(19,451)
Long-term debt obligations	$1,275,211	$908,705
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
In May 2022, the Company entered into a Second Amendment (the "Second Amendment") to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the "Amended Revolving Credit Facility") from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revises the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at September 30, 2022 and March 31, 2022 amount to $11.7 million and $9.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Senior Notes due 2030 – On June 9, 2022, the Company issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2030 (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the "2030 Indenture"), among the Company, the Guarantors and the Trustee. The 2030 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act or to persons outside the United States under Regulation S of the Securities Act.
Interest on the 2030 Notes will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2023, at a rate of 6.375% per annum. The 2030 Notes will mature on July 15, 2030. The Company used a portion of the net proceeds from the offering of the 2030 Notes to repay in full the outstanding borrowings under its Revolving Credit Facility and will use the remainder for general corporate purposes. The deferred financing costs associated with the 2030 Notes totaled $9.0 million and are recorded as a direct reduction from the carrying amount of the related debt.
The Company may redeem the 2030 Notes, in whole or in part, at any time on or after July 15, 2025 at certain specified redemption prices set forth in the 2030 Indenture. In addition, at any time prior to July 15, 2025, the Company may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to July 15, 2025, the Company may also redeem up to 40% of the aggregate principal amount of 2030 Notes issued under the Indenture with net cash proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2030 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2030 Indenture or the 2030 Notes and certain provisions related to bankruptcy events. The 2030 Indenture also contains customary negative covenants.
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has a term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.4%. The current portion of the equipment financing is $9.8 million and the long-term portion is $14.3 million at September 30, 2022.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	September 30, 2022		March 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior Notes due 2027	$320,555	$350,000	$349,902	$350,000
Senior Notes due 2030	483,020	500,000	—	—
Equipment Financing	22,887	24,051	29,302	31,254
Total fair value	$826,462	$874,051	$379,204	$381,254
The fair values of the 2027 Notes and 2030 Notes were determined based on quoted market data for the Company’s 2027 Notes and 2030 Notes, respectively. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the 2027 Notes, 2030 Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount on the remaining long-term debt, including the Term Loan Facility and Revolving Credit Facility, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments with fixed priced and quantity as of September 30, 2022.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2022 and 2021, the Company utilized an effective tax rate of 23.9% and 26.1%, respectively, to calculate its provision for income taxes. For the six months ended September 30, 2022 and 2021, the Company utilized an effective tax rate of 23.2% and 25.8%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and six months ended September 30, 2022 and 2021. The Company’s ESOP also increased the effective rate for three and six months ended September 30, 2021, which no longer impacts the effective tax rate after the repayment of the ESOP loan and the allocation of the remaining unallocated shares of Preferred Stock in the prior year. Additionally, discrete income tax benefits related to the stock-based compensation windfall decreased the rate for the three and six months ended September 30, 2022 and 2021.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$758	$685	$1,432	$1,319
Selling, general and administrative expenses	6,702	4,933	12,301	10,950
Total stock-based compensation expense	$7,460	$5,618	$13,733	$12,269
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Stock-based compensation expense:
Stock Options	$1,002	$860	$2,281	$1,613
Restricted Stock	1,965	1,520	3,726	2,879
Performance-based Restricted Stock Units	4,052	2,773	6,792	6,961
Non-Employee Directors	441	465	934	816
Total stock-based compensation expense	$7,460	$5,618	$13,733	$12,269

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

Restricted Stock – During the three and six months ended September 30, 2022, the Company granted less than 0.1 million and 0.1 million shares, respectively of restricted stock with a grant date fair value of $3.3 million and $11.8 million, respectively.
Performance-based Restricted Stock Units ("Performance Units") – During the six months ended September 30, 2022, the Company granted 0.1 million performance share units at a grant date fair value of $6.6 million.
Options – During the six months ended September 30, 2022, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $5.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Six Months Ended September 30, 2022
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
The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$500,978	$(10,770)	$490,208	$384,521	$(2,668)	$381,853
Infiltrator	150,735	(22,450)	128,285	145,911	(22,412)	123,499
International
International - Pipe	56,461	(7,339)	49,122	50,141	(5,170)	44,971
International - Allied Products & Other	17,002	—	17,002	13,433	—	13,433
Total International	73,463	(7,339)	66,124	63,574	(5,170)	58,404
Allied Products & Other	202,200	(2,608)	199,592	145,719	(3,004)	142,715
Intersegment Eliminations	(43,167)	43,167	—	(33,254)	33,254	—
Total Consolidated	$884,209	$—	$884,209	$706,471	$—	$706,471

	Six Months Ended
	September 30, 2022			September 30, 2021
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,025,835	$(20,644)	$1,005,191	$758,531	$(4,571)	$753,960
Infiltrator	317,025	(51,356)	265,669	272,653	(41,449)	231,204
International
International - Pipe	109,880	(13,198)	96,682	100,979	(8,084)	92,895
International - Allied Products & Other	35,097	—	35,097	27,961	—	27,961
Total International	144,977	(13,198)	131,779	128,940	(8,084)	120,856
Allied Products & Other	401,109	(5,353)	395,756	272,755	(3,004)	269,751
Intersegment Eliminations	(90,551)	90,551	—	(57,108)	57,108	—
Total Consolidated	$1,798,395	$—	$1,798,395	$1,375,771	$—	$1,375,771

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted Gross Profit
Pipe	$146,153	$82,472	$314,732	$166,615
Infiltrator	71,278	58,847	147,072	118,249
International	17,630	15,077	38,114	36,455
Allied Products & Other	106,030	67,979	215,071	131,278
Intersegment Eliminations	430	1,479	(385)	1,465
Total	$341,521	$225,854	$714,604	$454,062
Depreciation and Amortization
Pipe	$13,135	$12,026	$26,000	$24,061
Infiltrator	5,027	3,375	9,894	6,811
International	1,283	1,290	2,654	2,748
Allied Products & Other(a)	16,477	17,503	32,952	35,230
Total	$35,922	$34,194	$71,500	$68,850
Capital Expenditures
Pipe	$27,023	$12,809	$47,297	$22,639
Infiltrator	8,514	22,134	21,046	35,160
International	1,114	1,264	2,027	1,514
Allied Products & Other(a)	2,705	2,011	5,175	4,451
Total	$39,356	$38,218	$75,545	$63,764
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.
Reconciliation of Gross Profit to Segment Adjusted Gross Profit

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$319,963	$200,057	$672,070	$401,178
Depreciation and Amortization	20,800	17,250	41,102	34,782
ESOP and stock-based compensation expense	758	8,547	1,432	18,102
Total Segment Adjusted Gross Profit	$341,521	$225,854	$714,604	$454,062

13.SUBSEQUENT EVENTS
Common Stock Dividend - During the third quarter of fiscal 2023, the Company declared a quarterly cash dividend of $0.12 per share of common stock. The dividend is payable on December 15, 2022 to stockholders of record at the close of business on December 1, 2022.
Share Repurchase Program - During the third quarter of fiscal 2023, 0.3 million shares of common stock at a cost of $31.4 million were repurchased under the Board of Directors' authorization in February 2022.

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
Executive Summary
Second Quarter Fiscal 2023 Results
•Net sales increased 25.2% to $884.2 million
•Net income increased 101.0% to $153.4 million
•Adjusted EBITDA, a non-GAAP measure, increased 59.7% to $263.2 million
Net sales increased $177.7 million, or 25.2%, to $884.2 million, as compared to $706.5 million in the prior year quarter. Domestic pipe sales increased $116.5 million, or 30.3%, to $501.0 million. Domestic allied products & other sales increased $56.5 million, or 38.8%, to $202.2 million. Infiltrator sales increased $4.8 million, or 3.3%, to $150.7 million. These increases were driven by double-digit sales growth in the U.S. construction and agriculture end markets. International sales increased $9.9 million, or 15.6%, to $73.5 million, driven by strong sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $119.9 million, or 59.9%, to $320.0 million as compared to $200.1 million in the prior year. The increase in gross profit is primarily due to favorable pricing on pipe, onsite septic and allied products. This increase was partially offset by inflationary pressures on manufacturing and transportation costs.
Adjusted EBITDA, a non-GAAP measure, increased $98.4 million, or 59.7%, to $263.2 million, as compared to $164.8 million in the prior year. As a percentage of net sales, Adjusted EBITDA was 29.8% as compared to 23.3% in the prior year.
Year-to-date Fiscal 2023 Results
•Net sales increased 30.7% to $1,798.4 million
•Net income increased 122.8% to $341.9 million
•Adjusted EBITDA, a non-GAAP measure, increased 69.7% to $562.2 million
Net sales increased $422.6 million, or 30.7%, to $1,798.4 million, as compared to $1,375.8 million in the prior year quarter. Domestic pipe sales increased $267.3 million, or 35.2%, to $1,025.8 million. Domestic allied products & other sales increased $128.4 million, or 47.1%, to $401.1 million. Infiltrator sales increased $44.4 million, or 16.3%, to $317.0 million. These increases were driven by double-digit sales growth in the U.S. construction end markets. International sales increased $16.0 million, or 12.4%, to $145.0 million, driven by strong sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $270.9 million, or 67.5%, to $672.1 million as compared to $401.2 million in the prior year. The increase in gross profit is primarily due to favorable pricing on pipe, onsite septic and allied products. This was partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Adjusted EBITDA, a non-GAAP measure, increased $230.9 million, or 69.7%, to $562.2 million, as compared to $331.4 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 31.3% as compared to 24.1% in the prior year.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended September 30,
	2022		2021
Consolidated Statements of Operations data:	(In thousands)
Net sales	$884,209	100.0%	$706,471	100.0%
Cost of goods sold	564,246	63.8	506,414	71.7
Gross profit	319,963	36.2	200,057	28.3
Selling, general and administrative	88,639	10.0	73,951	10.5
(Gain) loss on disposal of assets and costs from exit and disposal activities	(102)	—	(901)	(0.1)
Intangible amortization	13,841	1.6	15,446	2.2
Income from operations	217,585	24.6	111,561	15.8
Interest expense	18,261	2.1	8,437	1.2
Derivative gains and other income, net	395	—	202	—
Income before income taxes	198,929	22.5	102,922	14.6
Income tax expense	47,508	5.4	26,816	3.8
Equity in net income of unconsolidated affiliates	(1,956)	(0.2)	(206)	—
Net income	153,377	17.3	76,312	10.8
Less: net income attributable to noncontrolling interest	1,370	0.2	953	0.1
Net income attributable to ADS	$152,007	17.2%	$75,359	10.7%
Net sales - The following table presents net sales to external customers by reportable segment for the three months ended September 30, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$490,208	$381,853	$108,355	28.4%
Infiltrator	128,285	123,499	4,786	3.9
International	66,124	58,404	7,720	13.2
Allied Products & Other	199,592	142,715	56,877	39.9
Total Consolidated	$884,209	$706,471	$177,738	25.2%
Our consolidated net sales for the three months ended September 30, 2022 increased by $177.7 million, or 25.2%, compared to the same period in fiscal 2022. The increase in net sales was primarily a result of growth in our domestic Pipe segment as well as growth in Allied Products & Other.

Our Pipe and Infiltrator segments experienced growth primarily through improved pricing/mix of products sold. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended September 30, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$132,284	$62,627	$69,657	111.2%
Infiltrator	66,224	55,350	10,874	19.6
International	16,263	13,792	2,471	17.9
Allied Products & Other	104,762	66,809	37,953	56.8
Intersegment eliminations	430	1,479	(1,049)	(70.9)
Total gross profit	$319,963	$200,057	$119,906	59.9%
Our consolidated Cost of goods sold for the three months ended September 30, 2022 increased by $57.8 million, or 11.4%, and our consolidated Gross profit increased by $119.9 million, or 59.9%, compared to the same period in fiscal 2022. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by inflationary pressures of higher transportation costs along with higher manufacturing costs.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021
Selling, general and administrative expenses	$88,639	$73,951
% of Net sales	10.0%	10.5%
Selling, general and administrative expenses for three months ended September 30, 2022 increased $14.7 million from the same period in fiscal 2022 and as a percentage of sales, decreased by 0.5%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased $1.6 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $9.8 million in the three months ended September 30, 2022 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels.
Derivative losses (gains) and other expense (income), net - Derivative losses (gains) and other expense (income) increased by $0.2 million for the three months ended September 30, 2022 compared to the same period in the previous fiscal year.
Income tax expense - The following table presents the effective tax rates for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Effective tax rate	23.9%	26.1%
The change in the effective tax rate for the three months ended September 30, 2022 was primarily related to the transition of the Company’s Employee Stock Ownership Plan (“ESOP”) and the repayment of the ESOP loan in the prior year.
See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the three months ended September 30, 2022 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for three months ended September 30, 2022 due to an increase in net income at our ADS Mexicana joint venture.

Comparison of the Six Months Ended September 30, 2022 to the Six Months Ended September 30, 2021
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Six Months Ended September 30,
	2022		2021
Consolidated Statements of Operations data:	(In thousands)
Net sales	$1,798,395	100.0%	$1,375,771	100.0%
Cost of goods sold	1,126,325	62.6	974,593	70.8
Gross profit	672,070	37.4	401,178	29.2
Selling, general and administrative	175,159	9.7	150,172	10.9
(Gain) loss on disposal of assets and costs from exit and disposal activities	201	—	(912)	(0.1)
Intangible amortization	27,518	1.5	31,091	2.3
Income from operations	469,192	26.1	220,827	16.1
Interest expense	29,333	1.6	16,344	1.2
Derivative gains and other income, net	(1,507)	(0.1)	(1,812)	(0.1)
Income before income taxes	441,366	24.5	206,295	15.0
Income tax expense	102,573	5.7	53,271	3.9
Equity in net income of unconsolidated affiliates	(3,066)	(0.2)	(411)	—
Net income	341,859	19.0	153,435	11.2
Less: net income attributable to noncontrolling interest	2,706	0.2	2,089	0.2
Net income attributable to ADS	$339,153	18.9%	$151,346	11.0%
Net sales - The following table presents net sales to external customers by reportable segment for the six months ended September 30, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$1,005,191	$753,960	$251,231	33.3%
Infiltrator	265,669	231,204	34,465	14.9
International	131,779	120,856	10,923	9.0
Allied Products & Other	395,756	269,751	126,005	46.7
Total Consolidated	$1,798,395	$1,375,771	$422,624	30.7%
Our consolidated net sales for the six months ended September 30, 2022 increased by $422.6 million, or 30.7%, compared to the same period in fiscal 2022. The increase in net sales was primarily a result of growth in our domestic Pipe segment and Allied Products & Other along with both the Infiltrator and International segments.
Our Pipe and Infiltrator segments experienced growth primarily through improved pricing/mix of products sold. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings.

Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the six months ended September 30, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$287,383	$125,927	$161,456	128.2%
Infiltrator	137,093	111,219	25,874	23.3
International	35,372	33,696	1,676	5.0
Allied Products & Other	212,607	128,871	83,736	65.0
Intersegment eliminations	(385)	1,465	(1,850)	(126.3)
Total gross profit	$672,070	$401,178	$270,892	67.5%
Our consolidated Cost of goods sold for the six months ended September 30, 2022 increased by $151.7 million, or 15.6%, and our consolidated Gross profit increased by $270.9 million, or 67.5%, compared to the same period in fiscal 2022. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by inflationary pressures of higher material and transportation costs along with higher manufacturing costs.
Selling, general and administrative expenses

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021
Selling, general and administrative expenses	$175,159	$150,172
% of Net sales	9.7%	10.9%
Selling, general and administrative expenses for six months ended September 30, 2022 increased $25.0 million from the same period in fiscal 2022 and as a percentage of sales, decreased by 1.2%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals.
Intangible amortization - Intangible amortization decreased $3.6 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $13.0 million in the six months ended September 30, 2022 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels.
Derivative losses (gains) and other expense (income), net - Derivative losses (gains) and other expense (income) decreased by $0.3 million for the six months ended September 30, 2022 compared to the same period in the previous fiscal year.
Income tax expense - The following table presents the effective tax rates for the six months ended September 30, 2022 and 2021.

	Six Months Ended September 30,
	2022	2021
Effective tax rate	23.2%	25.8%
The change in the effective tax rate for the six months ended September 30, 2022 was primarily related to the transition of the Company’s ESOP and the repayment of the ESOP loan in the prior year. See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the six months ended September 30, 2022 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for six months ended September 30, 2022 due to an increase in net income at our ADS Mexicana joint venture.
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
The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net income	$153,377	$76,312	$341,859	$153,435
Depreciation and amortization	35,922	34,194	71,500	68,850
Interest expense	18,261	8,437	29,333	16,344
Income tax expense	47,508	26,816	102,573	53,271
EBITDA	255,068	145,759	545,265	291,900
(Gain) loss on disposal of assets and costs from exit and disposal activities	(102)	(901)	201	(912)
Stock-based compensation expense	7,460	5,618	13,733	12,269
ESOP compensation expense	—	12,013	—	26,168
Transaction costs(a)	368	834	2,083	877
Other adjustments(b)	408	1,481	963	1,084
Adjusted EBITDA	$263,202	$164,804	$562,245	$331,386
Adjusted EBITDA Margin	29.8%	23.3%	31.3%	24.1%
(a)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(b)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, interest income, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
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

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$437,024	$94,878
Capital expenditures	(75,545)	(63,764)
Free Cash Flow	361,479	31,114
Total debt (debt and finance lease obligations)	1,311,227
Cash	457,357
Net debt (total debt less cash)	853,870
Leverage Ratio	1.0
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
Net cash provided by operating activities increased $342.1 million to $437.0 million, as compared to $94.9 million in the prior year, primarily due to changes in net working capital. Free cash flow (Non-GAAP) increased $330.4 million to $361.5 million, as compared to $31.1 million in the prior year. Net debt (total debt and finance lease obligations net of cash) was $853.9 million as of September 30, 2022.
The following table summarizes our available liquidity for the period presented.

(Amounts in thousands)	September 30, 2022
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(11,650)
Revolver available liquidity	$588,350
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of September 30, 2022, we had $1,045.7 million in liquidity, including $457.4 million of cash, $588.4 million in borrowings available under our Revolving Credit Agreement, net of $11.7 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $908.6 million as of September 30, 2022, from $480.7 million as of March 31, 2022. The increase in working capital is primarily due to increased cash from the issuance of our 2030 Notes and an increase in accounts receivable consistent with our increase in sales and partially offset by an increase in accounts payable and other accrued liabilities.

	Six Months Ended September 30,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$437,024	$94,878
Net cash used in investing activities	(123,509)	(62,208)
Net cash provided by (used in) financing activities	124,820	(213,593)
Operating Cash Flows – Cash flows from operating activities increased $342.1 million during the six months ended September 30, 2022 primarily driven by operating income and changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the six months ended September 30, 2022 increased by $61.3 million compared to the same period in fiscal 2022. The increase in cash used in investing activities was primarily due to the acquisition of Cultec, net of cash acquired.
Capital expenditures totaled $75.5 million and $63.8 million for the six months ended September 30, 2022 and 2021, respectively. Our capital expenditures for the six months ended September 30, 2022 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $175 million in fiscal year 2023, including approximately $85 million of open orders as of September 30, 2022. Such capital expenditures are expected to be financed using funds generated by operations. During the third quarter of fiscal 2023, we purchased land for our new Engineering & Technology Center for approximately $5 million.
Financing Cash Flows - During the six months ended September 30, 2022, cash provided by financing activities included the issuance of $500.0 million of 2030 Notes and proceeds of $123.2 million on our revolving credit facilities. Cash used in financing activities during the six months ended September 30, 2022 included payments of $237.5 million on our revolving credit facilities, repurchase of common stock of $192.6 million, $25.5 million of shares withheld for tax purposes, and $20.4 million of dividend payments.
During the six months ended September 30, 2021, cash used by financing activities included the repurchase of common stock of $292.0 million, repayment of $24.2 million on the Revolving Credit Facility, $13.0 million of shares withheld for tax purposes, $18.8 million of dividend payments and payments on our finance lease obligations of $10.4 million. Cash provided by financing activities included proceeds of $146.8 million on the Revolving Credit Facility.
Cash held by Foreign Subsidiaries - As of September 30, 2022, we had $16.9 million in cash that was held by our foreign subsidiaries, including $10.2 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Financing Transactions
Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. In May 2022, the Company entered into a Second Amendment to the Company’s Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $600 million, the L/C Facility in the initial aggregate available amount of up to $60 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of September 30, 2022, the outstanding principal drawn on Term Loan Facility was $430.8 million and there were no borrowings on the Revolving Credit Facility. The Company had $588.4 million available to be drawn on the Revolving Credit Facility, net of $11.7 million of outstanding letters of credit.
ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana amended its Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $9.5 million on June 6, 2022. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of September 30, 2022 and March 31, 2022, there were no borrowings and $1.5 million of borrowings, respectively, outstanding under the Intercompany Note.
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
Interest on the 2030 Notes will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2023, at a rate of 6.375% per annum. The 2030 Notes will mature on July 15, 2030. The Company used the majority of the net proceeds from the offering of the 2030 Notes to repay in full the outstanding borrowings under its Revolving Credit Facility and the remainder for general corporate purposes. The deferred financing costs associated with the 2030 Notes totaled $9.0 million and are recorded as a direct reduction from the carrying amount of the related debt.
The Company may redeem the 2030 Notes, in whole or in part, at any time on or after July 15, 2025 at certain specified redemption prices set forth in the 2030 Indenture. In addition, at any time prior to July 15, 2025, the Company may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to July 15, 2025, the Company may also redeem up to 40% of the aggregate principal amount of 2030 Notes issued under the Indenture with net cash proceeds of certain equity offerings at a redemption price equal to 106.375% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2030 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2030 Indenture or the 2030 Notes and certain provisions related to bankruptcy events. The 2030 Indenture also contains customary negative covenants.
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has a balance of $24.1 million and has a term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.4%.
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
For further information, see “Note 11. Debt” to the Consolidated Financial Statements in our Fiscal 2022 Form 10-K. We are in compliance with our debt covenants as of September 30, 2022.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2022, our South American Joint Venture had approximately $8.3 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2022 Form 10-K, except as disclosed in "Note 1. Background and Summary of Significant Accounting Policies.”
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
•the effect of any claims, litigation, investigations or proceedings, including those described under “Item 1. Legal Proceedings” of this Form 10-Q;
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Loan Facility bear variable interest rates. The Revolving Credit Facility and the Term Loan Facility bear interest either at SOFR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.3 million based on our borrowings as of September 30, 2022. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.3 million, for the twelve months ended September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. During the three months ended September 30, 2022, the Company repurchased 1.1 million shares of common stock at a cost of $127.8 million. As of September 30, 2022, approximately $804.8 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
July 1, 2022 to July 31, 2022	535	$98.01	535	$880,201
August 1, 2022 to August 31, 2022	259	139.83	259	843,992
September 1, 2022 to September 30, 2022	299	130.04	299	804,837
Total	1,093	$116.93	1,093	$804,837
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2022

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer