Form 10-Q
period 2022-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2023-02-02
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 26, 2023, the registrant had 81,233,409 shares of common stock outstanding, which excludes 183,617 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$426,690	$20,125
Receivables (less allowance for doubtful accounts of $9,311 and $8,198, respectively)	242,485	341,753
Inventories	459,029	494,324
Other current assets	29,162	15,696
Total current assets	1,157,366	871,898
Property, plant and equipment, net	685,496	619,383
Other assets:
Goodwill	619,275	610,293
Intangible assets, net	421,450	431,385
Other assets	122,071	116,799
Total assets	$3,005,658	$2,649,758
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$15,601	$19,451
Current maturities of finance lease obligations	6,556	5,089
Accounts payable	174,106	224,986
Other accrued liabilities	170,549	134,877
Accrued income taxes	3,468	6,838
Total current liabilities	370,280	391,241
Long-term debt obligations (less unamortized debt issuance costs of $12,314 and $1,648, respectively)	1,272,040	908,705
Long-term finance lease obligations	14,571	11,393
Deferred tax liabilities	163,259	168,435
Other liabilities	69,767	64,939
Total liabilities	1,889,917	1,544,713
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 9,669 and 0 shares outstanding, respectively	157,128	—
Redeemable convertible preferred stock: $0.01 par value; 0 and 47,070 shares authorized, respectively; 0 and 44,170 shares issued; 0 and 15,630 shares outstanding, respectively	—	195,384
Total mezzanine equity	157,128	195,384
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 78,785 and 75,529 shares issued, respectively; 71,545 and 72,309 shares outstanding, respectively	11,645	11,612
Paid-in capital	1,128,915	1,065,628
Common stock in treasury, at cost	(719,702)	(318,691)
Accumulated other comprehensive loss	(29,871)	(24,386)
Retained earnings	550,011	158,876
Total ADS stockholders’ equity	940,998	893,039
Noncontrolling interest in subsidiaries	17,615	16,622
Total stockholders’ equity	958,613	909,661
Total liabilities, mezzanine equity and stockholders’ equity	$3,005,658	$2,649,758
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$655,167	$715,357	$2,453,562	$2,091,128
Cost of goods sold	431,250	506,380	1,557,575	1,480,973
Gross profit	223,917	208,977	895,987	610,155
Operating expenses:
Selling, general and administrative	85,936	80,059	261,095	230,231
(Gain) loss on disposal of assets and costs from exit and disposal activities	(348)	3,466	(147)	2,554
Intangible amortization	13,842	15,138	41,360	46,229
Income from operations	124,487	110,314	593,679	331,141
Other expense:
Interest expense	20,001	8,756	49,334	25,100
Derivative gains and other income, net	(4,125)	(979)	(5,632)	(2,791)
Income before income taxes	108,611	102,537	549,977	308,832
Income tax expense	26,068	28,792	128,641	82,063
Equity in net income of unconsolidated affiliates	(639)	(717)	(3,705)	(1,128)
Net income	83,182	74,462	425,041	227,897
Less: net income attributable to noncontrolling interest	1,142	784	3,848	2,873
Net income attributable to ADS	82,040	73,678	421,193	225,024
Weighted average common shares outstanding:
Basic	82,067	71,267	82,891	71,087
Diluted	82,987	72,789	83,980	72,752
Net income per share:
Basic	$1.00	$0.88	$5.08	$2.67
Diluted	$0.99	$0.86	$5.02	$2.61
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$83,182	$74,462	$425,041	$227,897
Currency translation gain (loss)	4,973	(860)	(4,688)	(2,225)
Comprehensive income	88,155	73,602	420,353	225,672
Less: other comprehensive income (loss) attributable to noncontrolling interest	1,069	(199)	797	236
Less: net income attributable to noncontrolling interest	1,142	784	3,848	2,873
Total comprehensive income attributable to ADS	$85,944	$73,017	$415,708	$222,563
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$425,041	$227,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,346	103,687
Deferred income taxes	(4,165)	6,243
(Gain) loss on disposal of assets and costs from exit and disposal activities	(147)	2,554
ESOP and stock-based compensation	19,912	61,900
Amortization of deferred financing charges	909	286
Fair market value adjustments to derivatives	2,309	118
Equity in net income of unconsolidated affiliates	(3,705)	(1,128)
Other operating activities	2,732	(9,898)
Changes in working capital:
Receivables	99,958	(59,821)
Inventories	34,871	(161,878)
Prepaid expenses and other current assets	(4,532)	(5,199)
Accounts payable, accrued expenses, and other liabilities	(20,091)	29,086
Net cash provided by operating activities	660,438	193,847
Cash Flows from Investing Activities
Capital expenditures	(126,858)	(100,367)
Acquisition, net of cash acquired	(48,010)	(49,210)
Other investing activities	46	(463)
Net cash used in investing activities	(174,822)	(150,040)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(5,250)	(5,250)
Proceeds from Revolving Credit Agreement	26,200	258,100
Payments on Revolving Credit Agreement	(140,500)	(124,600)
Proceeds from Amended Revolving Credit Agreement	97,000	—
Payments on Amended Revolving Credit Agreement	(97,000)	—
Proceeds from Senior Notes due 2030	500,000	—
Debt issuance costs	(11,575)	—
Proceeds from Equipment Financing	—	35,963
Payments on Equipment Financing	(10,213)	(1,177)
Payments on finance lease obligations	(4,954)	(49,365)
Repurchase of common stock	(375,027)	(292,000)
Cash dividends paid	(30,111)	(27,826)
Dividends paid to noncontrolling interest holder	(3,652)	(1,471)
Proceeds from exercise of stock options	5,145	4,274
Payment of withholding taxes on vesting of restricted stock units	(28,653)	(13,055)
Other financing activities	—	(167)
Net cash used in financing activities	(78,590)	(216,574)
Effect of exchange rate changes on cash	(461)	(69)
Net change in cash	406,565	(172,836)
Cash at beginning of period	20,125	195,009
Cash at end of period	$426,690	$22,173
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$136,320	$81,028
Cash paid for interest	24,757	20,080
Non-cash operating, investing and financing activities:
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	10,684	16,258
Balance in accounts payable for the acquisition of property, plant and equipment	14,748	16,313
c
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Convertible Preferred Stock		Deferred Compensation Unearned ESOP Shares		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at October 1, 2021	73,333	$11,590	$968,198	3,196	$(315,935)	$(26,020)	$57,386	$695,219	$14,784	$710,003	18,282	$228,532	644	$(7,014)	$221,518
Net income	—	—	—	—	—	—	73,678	73,678	784	74,462	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(661)	—	(661)	(199)	(860)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(1,267)	(1,267)	—	(1,267)	—	—	—	—	—
Common stock dividends ($0.11 per share)	—	—	—	—	—	—	(7,879)	(7,879)	—	(7,879)	—	—	—	—	—
Allocation of ESOP shares to participants for compensation	—	—	15,353	—	—	—	—	15,353	—	15,353	—	—	(149)	1,868	1,868
Exercise of common stock options	71	1	1,094	—	—	—	—	1,095	—	1,095	—	—	—	—	—
Restricted stock awards	2	—	—	1	(114)	—	—	(114)	—	(114)	—	—	—	—	—
Stock-based compensation expense	—	—	6,242	—	—	—	—	6,242	—	6,242	—	—	—	—	—
ESOP distribution in common stock	1,086	10	17,634	—	—	—	—	17,644	—	17,644	(1,411)	(17,644)	—	—	(17,644)
Other	—	—	89	—	—	—	—	89	—	89	—	—	—	—	—
Balance at December 31, 2021	74,492	$11,601	$1,008,610	3,197	$(316,049)	$(26,681)	$121,918	$799,399	$15,369	$814,768	16,871	$210,888	495	$(5,146)	$205,742
Balance at April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	225,024	225,024	2,873	227,897	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(2,461)	—	(2,461)	236	(2,225)	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(4,364)	(4,364)	—	(4,364)	—	—	—	—	—
Common stock dividends ($0.33 per share)	—	—	—	—	—	—	(23,540)	(23,540)	—	(23,540)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)	—	—	—	—	—
Share repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)
Allocation of ESOP shares to participants for compensation	—	—	37,502	—	—	—	—	37,502	—	37,502	—	—	(471)	5,887	5,887
Exercise of common stock options	195	2	4,273	—	—	—	—	4,275	—	4,275	—	—	—	—	—
Restricted stock awards	131	1	—	30	(3,345)	—	—	(3,344)	—	(3,344)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)
Stock-based compensation expense	—	—	18,511	—	—	—	—	18,511	—	18,511	—	—	—	—	—
ESOP distribution in common stock	1,850	18	30,038	—	—	—	—	30,056	—	30,056	(2,404)	(30,056)	—	—	(30,056)
Other	—	—	(301)	—	—	—	—	(301)	—	(301)	—	—	—	—	—
Balance at December 31, 2021	74,492	$11,601	$1,008,610	3,197	$(316,049)	$(26,681)	$121,918	$799,399	$15,369	$814,768	16,871	$210,888	495	$(5,146)	$205,742

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained (Deficit) Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at October 1, 2022	78,519	$11,642	$1,119,453	5,314	$(536,697)	$(33,775)	$477,790	$1,038,413	$17,329	$1,055,742	9,840	$159,928	—	$—	$159,928
Net income	—	—	—	—	—	—	82,040	82,040	1,142	83,182	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	3,904	—	3,904	1,069	4,973	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(9,819)	(9,819)	—	(9,819)	—	—	—	—	—
Share repurchases	—	—	—	1,891	(179,864)	—	—	(179,864)	—	(179,864)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,925)	(1,925)	—	—	—	—	—
KSOP redeemable common stock conversion	171	2	2,798	—	—	—	—	2,800	—	2,800	(171)	(2,800)	—	—	(2,800)
Exercise of common stock options	17	—	485	—	—	—	—	485	—	485	—	—	—	—	—
Restricted stock awards	78	1	—	35	(3,141)	—	—	(3,140)	—	(3,140)	—	—	—	—	—
Stock-based compensation expense	—	—	6,179	—	—	—	—	6,179	—	6,179	—	—	—	—	—
Balance at December 31, 2022	78,785	$11,645	$1,128,915	7,240	$(719,702)	$(29,871)	$550,011	$940,998	$17,615	$958,613	9,669	$157,128	—	$—	$157,128
Balance at April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	$—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	421,193	421,193	3,848	425,041	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(5,485)	—	(5,485)	797	(4,688)	—	—	—	—	—
Common stock dividends ($0.36 per share)	—	—	—	—	—	—	(30,058)	(30,058)	—	(30,058)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,652)	(3,652)	—	—	—	—	—
Share repurchases	—	—	—	3,756	(375,027)	—	—	(375,027)	—	(375,027)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	2,353	24	38,232	—	—	—	—	38,256	—	38,256	(2,353)	(38,256)	—	—	(38,256)
Exercise of common stock options	200	2	5,143	—	—	—	—	5,145	—	5,145	—	—	—	—	—
Restricted stock awards	176	2	—	59	(5,633)	—	—	(5,631)	—	(5,631)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation expense	—	—	19,912	—	—	—	—	19,912	—	19,912	—	—	—	—	—
Balance at December 31, 2022	78,785	$11,645	$1,128,915	7,240	$(719,702)	$(29,871)	$550,011	$940,998	$17,615	$958,613	9,669	$157,128	—	$—	$157,128

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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2022 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2022 (“Fiscal 2022 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2022 and the results of operations for the three and nine months ended December 31, 2022 and cash flows for the nine months ended December 31, 2022. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2022 Form 10-K.
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
The preliminary purchase price excludes transaction costs. During the nine months ended December 31, 2022, the Company incurred $1.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

	December 31, 2022	March 31, 2022
	(In thousands)
Contract asset - product returns	$901	$978
Refund liability	2,646	2,356

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
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

	December 31, 2022	March 31, 2022
	(In thousands)
Raw materials	$123,722	$156,050
Finished goods	335,307	338,274
Total inventories	$459,029	$494,324
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
Net Income per Share - For the three and nine months ended December 31, 2021, the Company was required to apply the two-class method to compute both basic and diluted net income per share. Holders of redeemable convertible preferred stock participated in dividends on an as-converted basis when declared on common stock. As a result, redeemable convertible preferred stock met the definition of participating securities. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The Company was not required to apply the two-class method to compute net income per share for the three and nine months ended December 31, 2022 as the redeemable common stock and common stock have the same rights to earnings available to common stockholders.

The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2022	2021	2022	2021
NET INCOME PER SHARE—BASIC:
Net income attributable to ADS	$82,040	$73,678	$421,193	$225,024
Adjustments for:
Dividends to participating securities	—	(1,357)	—	(4,633)
Net income available to common stockholders and participating securities	82,040	72,321	421,193	220,391
Undistributed income allocated to participating securities	—	(9,457)	—	(30,870)
Net income available to common stockholders – Basic	$82,040	$62,864	$421,193	$189,521
Weighted average number of common shares outstanding – Basic	82,067	71,267	82,891	71,087
Net income per common share – Basic	$1.00	$0.88	$5.08	$2.67
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$82,040	$62,864	$421,193	$189,521
Weighted average number of common shares outstanding – Basic	82,067	71,267	82,891	71,087
Assumed restricted stock	114	236	131	245
Assumed exercise of stock options	626	854	702	904
Assumed performance units	180	432	256	516
Weighted average number of common shares outstanding – Diluted	82,987	72,789	83,980	72,752
Net income per common share – Diluted	$0.99	$0.86	$5.02	$2.61
Potentially dilutive securities excluded as anti-dilutive	42	12,271	45	13,240
Stockholders’ Equity – During the three and nine months ended December 31, 2022, the Company repurchased 1.9 million and 3.8 million shares, respectively, of common stock at a cost of $179.9 million and $375.0 million, respectively.
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of December 31, 2022 and March 31, 2022, there were no borrowings and $1.5 million of borrowings, respectively, outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of December 31, 2022. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of December 31, 2022 and March 31, 2022, the outstanding principal balances of the credit facility including letters of credit were $6.3 million and $9.9 million, respectively. As of December 31, 2022, there were no U.S. dollar denominated loans. The weighted average interest rate as of December 31, 2022 was 11.5% on Chilean peso denominated loans.

8.DEBT
Long-term debt as of the periods presented consisted of the following:

	December 31, 2022	March 31, 2022
	(In thousands)
Term Loan Facility	$429,000	$434,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	—
Revolving Credit Facility	—	114,300
Equipment Financing	20,955	31,254
Total	1,299,955	929,804
Unamortized debt issuance costs	(12,314)	(1,648)
Current maturities	(15,601)	(19,451)
Long-term debt obligations	$1,272,040	$908,705
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
In May 2022, the Company entered into a Second Amendment (the "Second Amendment") to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the "Amended Revolving Credit Facility") from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revises the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at December 31, 2022 and March 31, 2022 amounted to $9.7 million and $9.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing had an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.5% as of December 31, 2022. The current portion of the equipment financing is $8.6 million, and the long-term portion is $12.3 million at December 31, 2022.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	December 31, 2022		March 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Senior Notes due 2027	$328,577	$350,000	$349,902	$350,000
Senior Notes due 2030	486,570	500,000	—	—
Equipment Financing	19,981	20,955	29,302	31,254
Total fair value	$835,128	$870,955	$379,204	$381,254
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
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company also enters into equipment purchase contracts with manufacturers. The Company does not have any outstanding purchase commitments with fixed price and quantity as of December 31, 2022.
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

10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2022 and 2021, the Company utilized an effective tax rate of 24.0% and 28.1%, respectively, to calculate its provision for income taxes. For the nine months ended December 31, 2022 and 2021, the Company utilized an effective tax rate of 23.4% and 26.6%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and nine months ended December 31, 2022 and 2021. The Company’s ESOP also increased the effective rate for three and nine months ended December 31, 2021, which no longer impacts the effective tax rate after the repayment of the ESOP loan and the allocation of the remaining unallocated shares of Preferred Stock in the prior year. Additionally, discrete income tax benefits related to the stock-based compensation windfall decreased the rate for the three months ended December 31, 2022 and nine months ended December 31, 2022 and 2021.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Component of income before income taxes:
Cost of goods sold	$743	$700	$2,175	$2,019
Selling, general and administrative expenses	5,436	5,542	17,737	16,492
Total stock-based compensation expense	$6,179	$6,242	$19,912	$18,511
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Stock-based compensation expense:
Stock Options	$1,035	$793	$3,316	$2,406
Restricted Stock	1,754	1,480	5,480	4,359
Performance-based Restricted Stock Units	2,827	3,471	9,619	10,432
Non-Employee Directors	563	498	1,497	1,314
Total stock-based compensation expense	$6,179	$6,242	$19,912	$18,511

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
Restricted Stock – During the three and nine months ended December 31, 2022, the Company granted less than 0.1 million and 0.1 million shares, respectively of restricted stock with a grant date fair value of $0.1 million and $11.9 million, respectively.

Performance-based Restricted Stock Units ("Performance Units") – During the nine months ended December 31, 2022, the Company granted 0.1 million performance share units at a grant date fair value of $6.6 million.
Options – During the nine months ended December 31, 2022, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $5.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Nine Months Ended December 31, 2022
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2022			December 31, 2021
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$375,719	$(10,839)	$364,880	$400,027	$(3,332)	$396,695
Infiltrator	103,895	(14,961)	88,934	148,677	(26,314)	122,363
International
International - Pipe	44,882	(5,311)	39,571	41,156	(5,700)	35,456
International - Allied Products & Other	14,075	—	14,075	14,687	—	14,687
Total International	58,957	(5,311)	53,646	55,843	(5,700)	50,143
Allied Products & Other	149,044	(1,337)	147,707	147,476	(1,320)	146,156
Intersegment Eliminations	(32,448)	32,448	—	(36,666)	36,666	—
Total Consolidated	$655,167	$—	$655,167	$715,357	$—	$715,357

	Nine Months Ended
	December 31, 2022			December 31, 2021
	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,401,554	$(31,483)	$1,370,071	$1,158,558	$(7,903)	$1,150,655
Infiltrator	420,920	(66,317)	354,603	421,330	(67,763)	353,567
International
International - Pipe	154,762	(18,509)	136,253	142,135	(13,784)	128,351
International - Allied Products & Other	49,172	—	49,172	42,648	—	42,648
Total International	203,934	(18,509)	185,425	184,783	(13,784)	170,999
Allied Products & Other	550,153	(6,690)	543,463	420,231	(4,324)	415,907
Intersegment Eliminations	(122,999)	122,999	—	(93,774)	93,774	—
Total Consolidated	$2,453,562	$—	$2,453,562	$2,091,128	$—	$2,091,128

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Segment Adjusted Gross Profit
Pipe	$106,279	$92,066	$421,011	$258,681
Infiltrator	46,497	60,546	193,569	178,795
International	13,342	13,240	51,456	49,695
Allied Products & Other	78,401	72,785	293,472	204,063
Intersegment Eliminations	714	(44)	329	1,421
Total	$245,233	$238,593	$959,837	$692,655
Depreciation and Amortization
Pipe	$12,754	$12,534	$38,754	$36,595
Infiltrator	5,120	3,551	15,014	10,362
International	1,369	1,403	4,023	4,151
Allied Products & Other(a)	16,603	17,349	49,555	52,579
Total	$35,846	$34,837	$107,346	$103,687
Capital Expenditures
Pipe	$28,268	$18,657	$75,565	$41,296
Infiltrator	12,810	15,614	33,856	50,774
International	2,366	735	4,393	2,249
Allied Products & Other(a)	7,869	1,597	13,044	6,048
Total	$51,313	$36,603	$126,858	$100,367
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets acquired is included in Allied Products & Other.
Reconciliation of Gross Profit to Segment Adjusted Gross Profit

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$223,917	$208,977	$895,987	$610,155
Depreciation and Amortization	20,573	18,042	61,675	52,824
ESOP and stock-based compensation expense	743	11,574	2,175	29,676
Total Segment Adjusted Gross Profit	$245,233	$238,593	$959,837	$692,655

13.SUBSEQUENT EVENTS
Common Stock Dividend - During the fourth quarter of fiscal 2023, the Company declared a quarterly cash dividend of $0.12 per share of common stock. The dividend is payable on March 15, 2023 to stockholders of record at the close of business on March 1, 2023.

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
Executive Summary
Third Quarter Fiscal 2023 Results
•Net sales decreased 8.4% to $655.2 million
•Net income increased 11.7% to $83.2 million
•Adjusted EBITDA, a non-GAAP measure, decreased 3.6% to $169.7 million
Net sales decreased $60.2 million, or 8.4%, to $655.2 million, as compared to $715.4 million in the prior year quarter. Domestic pipe sales decreased $24.3 million, or 6.1%, to $375.7 million. Domestic allied products & other sales increased $1.6 million, or 1.1%, to $149.0 million. Infiltrator sales decreased $44.8 million, or 30.1%, to $103.9 million. The decrease in domestic net sales was driven by sales in the U.S. construction end markets. International sales increased $3.1 million, or 5.6%, to $59.0 million, driven by growth in the Canadian and Mexican businesses.
Gross profit increased $14.9 million, or 7.1%, to $223.9 million as compared to $209.0 million in the prior year. The increase in gross profit is primarily due to the favorable pricing on pipe, onsite septic and allied products as well as favorable material cost. This increase was partially offset by a decrease in volume, inflationary cost pressures and higher manufacturing costs.
Adjusted EBITDA, a non-GAAP measure, decreased $6.4 million, or 3.6%, to $169.7 million, as compared to $176.2 million in the prior year. The decrease is primarily due to the factors mentioned above, as well as an increase in selling, general and administrative expenses. As a percentage of Net sales, Adjusted EBITDA was 25.9% as compared to 24.6% in the prior year.
Year-to-date Fiscal 2023 Results
•Net sales increased 17.3% to $2,453.6 million
•Net income increased 86.5% to $425.0 million
•Adjusted EBITDA, a non-GAAP measure, increased 44.2% to $732.0 million
Net sales increased $362.4 million, or 17.3%, to $2,453.6 million, as compared to $2,091.1 million in the prior year quarter. Domestic pipe sales increased $243.0 million, or 21.0%, to $1,401.6 million. Domestic allied products & other sales increased $129.9 million, or 30.9%, to $550.2 million. Infiltrator sales decreased $0.4 million, or 0.1%, to $420.9 million. The increase in domestic net sales was driven by double-digit sales growth in the U.S. construction end markets.

International sales increased $19.2 million, or 10.4%, to $203.9 million, driven by strong sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $285.8 million, or 46.8%, to $896.0 million as compared to $610.2 million in the prior year. The increase in gross profit is primarily due to the favorable pricing on pipe, onsite septic and allied products as well as favorable material cost. This increase was partially offset by a decrease in volume, inflationary cost pressures and higher manufacturing costs.
Adjusted EBITDA, a non-GAAP measure, increased $224.4 million, or 44.2%, to $732.0 million, as compared to $507.5 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of Net sales, Adjusted EBITDA was 29.8% as compared to 24.3% in the prior year.
Results of Operations
Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Three Months Ended December 31,
	2022		2021
Consolidated Statements of Operations data:	(In thousands)
Net sales	$655,167	100.0%	$715,357	100.0%
Cost of goods sold	431,250	65.8	506,380	70.8
Gross profit	223,917	34.2	208,977	29.2
Selling, general and administrative	85,936	13.1	80,059	11.2
(Gain) loss on disposal of assets and costs from exit and disposal activities	(348)	(0.1)	3,466	0.5
Intangible amortization	13,842	2.1	15,138	2.1
Income from operations	124,487	19.0	110,314	15.4
Interest expense	20,001	3.1	8,756	1.2
Derivative gains and other income, net	(4,125)	(0.6)	(979)	(0.1)
Income before income taxes	108,611	16.6	102,537	14.3
Income tax expense	26,068	4.0	28,792	4.0
Equity in net income of unconsolidated affiliates	(639)	(0.1)	(717)	(0.1)
Net income	83,182	12.7	74,462	10.4
Less: net income attributable to noncontrolling interest	1,142	0.2	784	0.1
Net income attributable to ADS	$82,040	12.5%	$73,678	10.3%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended December 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$364,880	$396,695	$(31,815)	(8.0)%
Infiltrator	88,934	122,363	(33,429)	(27.3)
International	53,646	50,143	3,503	7.0
Allied Products & Other	147,707	146,156	1,551	1.1
Total Consolidated	$655,167	$715,357	$(60,190)	(8.4)%
Our consolidated Net sales for the three months ended December 31, 2022 decreased by $60.2 million, or 8.4%, compared to the same period in fiscal 2022. The decrease in Net sales was primarily a result of decreases in our Infiltrator segment and in our domestic Pipe segment.
Our Pipe and Infiltrator segments experienced decreased sales primarily due to lower volume offset by improved pricing/mix of products sold. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by the acquisition of Cultec partially offset by volume decreases.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended December 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$92,816	$68,717	$24,099	35.1%
Infiltrator	41,345	56,871	(15,526)	(27.3)
International	11,881	11,816	65	0.6
Allied Products & Other	77,161	71,617	5,544	7.7
Intersegment eliminations	714	(44)	758	(1,722.7)
Total gross profit	$223,917	$208,977	$14,940	7.1%
Our consolidated Cost of goods sold for the three months ended December 31, 2022 decreased by $75.1 million, or 14.8%, and our consolidated Gross profit increased by $14.9 million, or 7.1%, compared to the same period in fiscal 2022. The increase in our gross profit was primarily due to improved pricing as well as favorable material cost partially offset by a decrease in volume, inflationary cost pressures along with higher manufacturing costs.
Selling, general and administrative expenses

	Three Months Ended December 31,
(Amounts in thousands)	2022	2021
Selling, general and administrative expenses	$85,936	$80,059
% of Net sales	13.1%	11.2%
Selling, general and administrative expenses for three months ended December 31, 2022 increased $5.9 million from the same period in fiscal 2022 and as a percentage of sales, increased by 1.9%. The increase in Selling, general and administrative expenses is the result of increased headcount.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals in fiscal 2022.
Intangible amortization - Intangible amortization decreased $1.3 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $11.2 million in the three months ended December 31, 2022 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels.
Derivative gains and other income, net - Derivative gains and other income increased by $3.1 million for the three months ended December 31, 2022 compared to the same period in the previous fiscal year primarily due to interest income.
Income tax expense - The following table presents the effective tax rates for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
	2022	2021
Effective tax rate	24.0%	28.1%
The change in the effective tax rate for the three months ended December 31, 2022 was primarily related to the transition of the Company’s Employee Stock Ownership Plan (“ESOP”) and the repayment of the ESOP loan in the prior year. See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates decreased for the three months ended December 31, 2022 as compared to the same period in the previous fiscal year.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for three months ended December 31, 2022 due to an increase in net income at our ADS Mexicana joint venture.

Comparison of the Nine Months Ended December 31, 2022 to the Nine Months Ended December 31, 2021
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Nine Months Ended December 31,
	2022		2021
Consolidated Statements of Operations data:	(In thousands)
Net sales	$2,453,562	100.0%	$2,091,128	100.0%
Cost of goods sold	1,557,575	63.5	1,480,973	70.8
Gross profit	895,987	36.5	610,155	29.2
Selling, general and administrative	261,095	10.6	230,231	11.0
(Gain) loss on disposal of assets and costs from exit and disposal activities	(147)	—	2,554	0.1
Intangible amortization	41,360	1.7	46,229	2.2
Income from operations	593,679	24.2	331,141	15.8
Interest expense	49,334	2.0	25,100	1.2
Derivative gains and other income, net	(5,632)	(0.2)	(2,791)	(0.1)
Income before income taxes	549,977	22.4	308,832	14.8
Income tax expense	128,641	5.2	82,063	3.9
Equity in net income of unconsolidated affiliates	(3,705)	(0.2)	(1,128)	(0.1)
Net income	425,041	17.3	227,897	10.9
Less: net income attributable to noncontrolling interest	3,848	0.2	2,873	0.1
Net income attributable to ADS	$421,193	17.2%	$225,024	10.8%
Net sales - The following table presents Net sales to external customers by reportable segment for the nine months ended December 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$1,370,071	$1,150,655	$219,416	19.1%
Infiltrator	354,603	353,567	1,036	0.3
International	185,425	170,999	14,426	8.4
Allied Products & Other	543,463	415,907	127,556	30.7
Total Consolidated	$2,453,562	$2,091,128	$362,434	17.3%
Our consolidated Net sales for the nine months ended December 31, 2022 increased by $362.4 million, or 17.3%, compared to the same period in fiscal 2022. The increase in Net sales was primarily a result of growth in our domestic Pipe segment and Allied Products & Other.
Our Pipe and Infiltrator segments experienced growth primarily through improved pricing/mix of products sold partially offset by volume decreases. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of products offerings and the acquisition of Cultec partially offset by volume decreases.

Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the nine months ended December 31, 2022 and 2021.

(Amounts in thousands)	2022	2021	$ Variance	% Variance
Pipe	$380,199	$194,644	$185,555	95.3%
Infiltrator	178,438	168,090	10,348	6.2
International	47,253	45,512	1,741	3.8
Allied Products & Other	289,768	200,488	89,280	44.5
Intersegment eliminations	329	1,421	(1,092)	(76.8)
Total gross profit	$895,987	$610,155	$285,832	46.8%
Our consolidated Cost of goods sold for the nine months ended December 31, 2022 increased by $76.6 million, or 5.2%, and our consolidated Gross profit increased by $285.8 million, or 46.8%, compared to the same period in fiscal 2022. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by a decrease in volume, inflationary cost pressures and higher manufacturing costs.
Selling, general and administrative expenses

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021
Selling, general and administrative expenses	$261,095	$230,231
% of Net sales	10.6%	11.0%
Selling, general and administrative expenses for nine months ended December 31, 2022 increased $30.9 million from the same period in fiscal 2022 and as a percentage of sales, decreased by 0.4%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals in fiscal 2022.
Intangible amortization - Intangible amortization decreased $4.9 million due to the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $24.2 million in the nine months ended December 31, 2022 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels.
Derivative gains and other income, net - Derivative gains and other income increased by $2.8 million for the nine months ended December 31, 2022 compared to the same period in the previous fiscal year primarily due to increased interest income.
Income tax expense - The following table presents the effective tax rates for the nine months ended December 31, 2022 and 2021.

	Nine Months Ended December 31,
	2022	2021
Effective tax rate	23.4%	26.6%
The change in the effective tax rate for the nine months ended December 31, 2022 was primarily related to the transition of the Company’s ESOP and the repayment of the ESOP loan in the prior year. See “Note 10. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the nine months ended December 31, 2022 as compared to the same period in the previous fiscal year due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest increased for nine months ended December 31, 2022 due to an increase in net income at our ADS Mexicana joint venture.

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
The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net income	$83,182	$74,462	$425,041	$227,897
Depreciation and amortization	35,846	34,837	107,346	103,687
Interest expense	20,001	8,756	49,334	25,100
Income tax expense	26,068	28,792	128,641	82,063
EBITDA	165,097	146,847	710,362	438,747
(Gain) loss on disposal of assets and costs from exit and disposal activities	(348)	3,466	(147)	2,554
Stock-based compensation expense	6,179	6,242	19,912	18,511
ESOP compensation expense	—	17,221	—	43,389
Transaction costs(a)	1,334	2,145	3,417	3,022
Other adjustments(b)	(2,525)	234	(1,562)	1,318
Adjusted EBITDA	$169,737	$176,155	$731,982	$507,541
Adjusted EBITDA Margin	25.9%	24.6%	29.8%	24.3%
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

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$660,438	$193,847
Capital expenditures	(126,858)	(100,367)
Free Cash Flow	533,580	93,480
Total debt (debt and finance lease obligations)	1,308,768
Cash	426,690
Net debt (total debt less cash)	882,078
Leverage Ratio	1.0
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
The following table summarizes our available liquidity for the period presented.

(Amounts in thousands)	December 31, 2022
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(9,650)
Revolver available liquidity	$590,350
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of December 31, 2022, we had $1,017.1 million in liquidity, including $426.7 million of cash, $590.4 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $787.1 million as of December 31, 2022, from $480.7 million as of March 31, 2022. The increase in working capital is primarily due to increased cash from the issuance of our 2030 Notes and a decrease in accounts payable and other accrued liabilities partially offset by a decrease in accounts receivable and inventory due to seasonality.

	Nine Months Ended December 31,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$660,438	$193,847
Net cash used in investing activities	(174,822)	(150,040)
Net cash used in financing activities	(78,590)	(216,574)

Operating Cash Flows – Cash flows from operating activities increased $466.6 million during the nine months ended December 31, 2022 primarily driven by operating income and changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the nine months ended December 31, 2022 increased by $24.8 million compared to the same period in fiscal 2022. The increase in cash used in investing activities was primarily due to capital expenditures.
Capital expenditures totaled $126.9 million and $100.4 million for the nine months ended December 31, 2022 and 2021, respectively. Our capital expenditures for the nine months ended December 31, 2022 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $175 million in fiscal year 2023, including approximately $80 million of open orders as of December 31, 2022. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the nine months ended December 31, 2022, cash provided by financing activities included the issuance of $500.0 million of 2030 Notes and proceeds of $123.2 million on our revolving credit facilities. Cash used in financing activities during the nine months ended December 31, 2022 included repurchase of common stock of $375.0 million, payments of $237.5 million on our revolving credit facilities, $30.1 million of dividend payments, and $28.7 million for shares withheld for tax purposes.
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
Cash held by Foreign Subsidiaries - As of December 31, 2022, we had $33.2 million in cash that was held by our foreign subsidiaries, including $23.3 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Financing Transactions
Senior Secured Credit Facility - In July 2019, the Company entered into the Base Credit Agreement by and among the Company, as borrower, Barclays Bank PLC, as administrative agent, the several lenders from time to time party thereto. In September 2019, the Company amended the Base Credit Agreement. In May 2022, the Company entered into a Second Amendment to the Company’s Base Credit Agreement. The Senior Secured Credit Facility provides the Term Loan Facility in an initial aggregate principal amount of $700 million, the Revolving Credit Facility in an initial aggregate principal amount of up to $600 million, the L/C Facility in the initial aggregate available amount of up to $60 million, as a sublimit of such Revolving Credit Facility and a swing line sub-facility in the aggregate available amount of up to $50 million, as a sublimit of the Revolving Credit Facility. As of December 31, 2022, the outstanding principal drawn on Term Loan Facility was $429.0 million and there were no borrowings on the Revolving Credit Facility. The Company had $590.4 million available to be drawn on the Revolving Credit Facility, net of $9.7 million of outstanding letters of credit.
ADS Mexicana Revolving Credit Facility - The Company and ADS Mexicana amended its Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a capacity of $9.5 million on June 6, 2022. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or LIBOR rates plus an applicable margin based on the Leverage Ratio. As of December 31, 2022 and March 31, 2022, there were no borrowings and $1.5 million of borrowings, respectively, outstanding under the Intercompany Note.
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
Interest on the 2027 Notes is payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.000% per annum. The 2027 Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the 2027 Notes for the repayment of $300.0 million of its outstanding borrowings under the Company’s Base Credit Agreement. The 2027 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2027 Indenture or the 2027 Notes and certain provisions related to bankruptcy events. The 2027 Indenture also contains customary negative covenants.
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
Interest on the 2030 Notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2023, at a rate of 6.375% per annum. The 2030 Notes will mature on July 15, 2030. The Company used the majority of the net proceeds from the offering of the 2030 Notes to repay in full the outstanding borrowings under its Revolving Credit Facility and the remainder for general corporate purposes. The deferred financing costs associated with the 2030 Notes totaled $9.0 million and are recorded as a direct reduction from the carrying amount of the related debt.
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
Equipment Financing – In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has a balance of $21.0 million and had an initial term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.5% as of December 31, 2022.
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
The Senior Secured Credit Facility also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Senior Secured Credit Facility); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Senior Secured Credit Facility. For further information, see “Note 11. Debt” to the Consolidated Financial Statements in our Fiscal 2022 Form 10-K. We are in compliance with our debt covenants as of December 31, 2022.

Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2022, our South American Joint Venture had approximately $6.3 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and the Term Loan Facility bear variable interest rates. The Revolving Credit Facility and the Term Loan Facility bear interest either at SOFR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.2 million based on our borrowings as of December 31, 2022. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.2 million, for the twelve months ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. During the three months ended December 31, 2022, the Company repurchased 1.9 million shares of common stock at a cost of $179.9 million. As of December 31, 2022, approximately $625.0 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
October 1, 2022 to October 31, 2022	274	$124.50	274	$770,696
November 1, 2022 to November 30, 2022	1,388	89.77	1,388	646,100
December 1, 2022 to December 31, 2022	229	92.39	229	624,973
Total	1,891	$95.13	1,891	$624,973
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 2, 2023

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer