Form 10-K
period 2023-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2023-05-18
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $10,068 million as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2022.
As of May 9, 2023, the registrant had 78,967,763 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 9, 2023, 178,686 shares of unvested restricted common stock were outstanding and a total of 79,146,449 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 20, 2023, which statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

ii

Advanced Drainage Systems, Inc.
PART I
Item 1.    Business
COMPANY OVERVIEW
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries. The term “Infiltrator” refers to Infiltrator Water Technologies, LLC, our wholly-owned subsidiary.
ADS is the leading manufacturer of innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplaces. Our innovative products are used across a broad range of end markets and applications, including residential, non-residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, market share model, industry-acclaimed engineering support, overall product breadth and scale plus manufacturing excellence.
We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve, and fortifies our brand recognition and presence. Our approach to water management is to manage the lifecycle of a raindrop from the moment water hits the ground until it is released back into the ecosystem. Our product portfolio is built around four steps of this lifecycle: Capture, Conveyance, Storage, and Treatment. Our solutions safely and efficiently manage stormwater with environmentally friendly products. We believe we are the only water management solutions company that manages stormwater from when the rain first hits the ground until the moment it is returned to lakes and streams.
We estimate that the stormwater industry, annually, is an approximately $13 billion industry. We estimate that the onsite septic market is a roughly $2 billion industry and that approximately 30% of new North American single-family homes utilize septic systems. On a combined basis, we estimate that we have an addressable market opportunity of approximately $15 billion.
SEGMENT INFORMATION
For a discussion of segment and geographic information, see “Note 19. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Advanced Drainage Systems, Inc.
As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.
Fiscal 2023 Revenue
OUR PRODUCTS
We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double and triple wall corrugated polypropylene and polyethylene pipe (“Pipe”), plastic leachfield chambers and systems, septic tanks and accessories (or “Infiltrator”), and a variety of additional water management products (“Allied Products & Other” or “Allied Products”) including: storm retention/detention and septic chambers (“Chambers”); polyvinyl chloride drainage structures (“Structures”); fittings (“Fittings”); and water quality filters and separators (“Water Quality”). We also sell various complementary products distributed through resale agreements, including geotextile products, drainage grates and other products (“Other Resale”). The table below summarizes the percentage of Net Sales for Pipe, Infiltrator, International and Allied Products & Other.

	2023	2022	2021
Pipe	55.9%	55.6%	53.1%
Infiltrator	14.4%	16.6%	16.6%
International	7.2%	7.4%	8.0%
Allied Products & Other	22.5%	20.4%	22.3%
Our products and engineering project designs have been continuously and frequently recognized by the industry. This includes being honored many times during the past decade as the Plastics Pipe Institute’s Project of the Year. We have won numerous awards from organizations such as the Wisconsin Department of Natural Resources for our local recycling

Advanced Drainage Systems, Inc.
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
HP Storm Pipe and SaniTite HP Pipe - Our HP Storm pipe utilizes polypropylene (“PP”) resin, which provides: (i) increased pipe stiffness relative to HDPE; (ii) higher Environmental Stress Crack Resistance (“ESCR”); and (iii) improved thermal properties, which improves joint performance. These improved physical characteristics result in a reduced need for select backfill, which creates installation savings for customers and expands the range of possible product applications.
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
Triple Wall Corrugated Pipe and Smoothwall HDPE Pipe - Our ADS-3000 Triple Wall pipe, small diameter triple wall corrugated pipe, consists of a corrugated polyethylene core molded between a smooth white outer wall and a smooth black inner wall. This combination of the three wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced and sold through our distribution network. We also manufacture smoothwall HDPE pipe sold into the residential drainage and onsite septic systems markets.
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
Leachfield Products – Our Quick4 and Arc line of septic leachfield chambers are injection molded using recycled polyolefin materials. There are Quick4 and Arc line chamber models available to meet a wide variety of regulatory and market needs. The Quick4 and Arc chambers are engineered for strength and performance, easy to install, and offer the user greater design flexibility, including a smaller footprint, as compared with traditional stone and pipe products. The product advantages are cost savings on labor, materials and time savings on the job.
EZflow - EZflow synthetic aggregate bundles replace stone and pipe leachfields for effluent and drainage applications. The EZflow proprietary products are a modular design that incorporates recycled polystyrene aggregate bundles and corrugated polyethylene pipe that act as a replacement to the traditional materials stone and pipe.

Advanced Drainage Systems, Inc.
Tank Products – Our IM-Series line of septic tanks are injection-molded polypropylene plastic tanks manufactured from recycled materials. IM-Series septic tanks are available in various capacities for wastewater storage. Our IM-Series is the only two-piece construction, injection molded septic tank design in North America. In comparison to traditional concrete tanks, our IM-Series septic tanks are easier to transport to the job site and require less time and energy to install.
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
Allied Products & Other
We produce a range of Allied Products that are complementary to our Pipe products. Our Allied Products offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers with this combination forming a key strategy in our sales growth, profitability and market share penetration. The practice of selling a drainage system is attractive to both distributors and end users, by providing a broad package of products that can be sold on individual projects and strengthens our competitive advantage in the marketplace. We aggressively seek and evaluate new products, technologies and regulatory changes that impact our customers’ needs for Allied Products.
The underground construction industry has historically been project (not product) driven, creating the impetus for owners, engineers and contractors to seek manufacturers that deliver solution-based product portfolios. Many of the components of underground construction are related and require linear compatibility of function, regulatory approval and technology.
Storm Chambers - Our StormTech and Cultec, acquired in April 2022, chambers are used for stormwater retention, detention and “first flush” underground water storage on residential and non-residential site development along with public projects. These highly engineered chambers are injection molded or thermoformed from HDPE and PP resins into a proprietary design which provides strength, durability, and resistance to corrosion. The chambers allow for the efficient storage of stormwater volume, reducing the underground construction footprint and costs to the contractors, developers, and property owners. The chambers are open bottom, which allows for high density stacking in both storage and shipment. This freight-efficient feature drives favorable cost-competitiveness in serving long-distance export markets. These chamber systems typically incorporate our other product lines such as corrugated pipe, fabricated fittings, water quality units and geotextiles.
Structures - Our Nyloplast PVC drainage structures are used in non-residential, residential and municipal site development, road and highway construction, as well as landscaping, recreational, industrial and mechanical applications. The product family includes inline drains, drain basins, curb inlets and water control structures which move surface-collected stormwater vertically down to pipe conveyance systems. These custom structures are fabricated from sections of PVC pipe using a thermoforming process to achieve exact site-specific hydraulic design requirements. Our Nyloplast products are a preferred alternative to heavier and larger concrete structures, by offering greater design flexibility and improved ease of installation which reduces overall project costs and timelines. The structures incorporate rubber gaskets to ensure watertight connections, preventing soil infiltration which plagues competitive products.
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

Advanced Drainage Systems, Inc.
Other Products - Our ARC, BioDiffuser, Contactor and Recharger products are chambers that are used in septic systems for residential and small volume non-residential wastewater treatment and disposal. The innovative design of our chambers are generally approved for a footprint reduction, further reducing the cost of the septic system. Injection-molded or thermoformed from HDPE or PP, these products are strong, durable, and chemical-resistant. These interconnecting chambers are favored by septic contractors because they are lightweight and easy to install and the Arc chamber offers articulating features which increase site-specific design flexibility. The ARC chamber products are manufactured by Infiltrator.
Our Water Quality product line targets the removal of sediment, debris, oils and suspended solids throughout a stormwater rain event by separating and/or filtering unwanted pollutants.
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
RAW MATERIALS AND SUPPLIERS
Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives primarily in the U.S. We currently purchase in excess of 1.1 billion pounds of virgin and recycled resin annually from approximately 400 suppliers. As a high-volume buyer of resin, we achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use strategies to reduce volatility and successfully pass cost increases on to our customers through timely selling price increases when needed.
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
Further, we are focused on a program of continuous sustainability improvement, with approximately 360 million pounds of post-consumer and post-industrial recycled HDPE and 130 million pounds of post-consumer and post-industrial recycled polypropylene converted each year to make our products. This industry-leading program keeps millions of used bottles out of the landfill and puts them to work again for more than a hundred years as part of our infrastructure. This recycling

Advanced Drainage Systems, Inc.
capacity not only contributes to our sustainability initiatives through the promotion of a circular economy, but also allows us to better and more quickly serve the needs of our customers.
We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. The manufacturing of septic leach field chambers and tanks leverage these same core competencies in the use of recycled polypropylene material streams. ADS Recycling procures and processes recycled raw materials that can be used in products we produce and sell. On December 3, 2021, we completed the acquisition of Jet Polymer Recycling, Inc. (“Jet”). The acquisition of Jet expands the Company’s plastic recycling capabilities to support future growth. Jet is the largest supplier of recycled polypropylene plastic for Infiltrator.
We maintain relationships with several of the largest environmental companies which provide us with post-consumer HDPE and PP recycled materials. We also maintain relationships with several key post-industrial HDPE and PP suppliers which provide us with materials that cannot otherwise be utilized in their respective production processes.
We are one of the largest domestic recyclers of HDPE and PP. We believe that we are well positioned for future growth as we add additional recycled material processing facilities, add capacity to existing facilities, and expand our supplier base for recycled and virgin resin. We anticipate continued growth in the availability of ethylene and propylene which are used to manufacture HDPE and PP, respectively.
In August 2022, we announced plans to invest $65 million near our existing headquarters to fund the development of a 110,000 square foot Engineering & Technology Center. This new facility will be dedicated to innovation across product engineering, material science and manufacturing technology.
OUR MANUFACTURING AND DISTRIBUTION PLATFORM
We have a leading domestic and international manufacturing and distribution infrastructure, serving customers throughout the United States, Canada, Mexico and other countries worldwide through 66 manufacturing plants and 40 distribution centers, including eight manufacturing plants and nine distribution centers owned or leased by our joint ventures. We manufacture our corrugated pipe products using a continuous extrusion process, where polyethylene or polypropylene is extruded through a die into a moving series of corrugated U-shaped molds. We utilize customized and proprietary production equipment, which we believe produces higher quality final products and is more cost efficient than other pipe making equipment generally available in the market.
United States Pipe and Allied Product Facilities

Advanced Drainage Systems, Inc.
Domestically, we can produce more than one billion pounds of pipe annually. Additional capacity is in place to support seasonal production needs and expected growth. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint, we can support rapid seasonal demand growth while focusing on customer service and minimizing transportation costs.
A wide variety of production processes and expertise allow us to provide cost-effective finished goods at competitive prices delivered in a timely fashion to our customers. Our molds and machines have been designed to maximize interchangeability in order to optimize flexibility, maximize efficiency and minimize downtime. The standard fittings products (tees, wyes, elbows, etc.) that we produce and sell to connect our pipe on job sites are blow molded or injection molded at three domestic plants. In addition, customized fabricated fittings (e.g. more complex dual wall pipe reducers, bends or structures) are produced in specific North American plants. We produce storm and septic chambers, tanks and accessories using injection molding machines ranging in size.
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
Fleet – We also operate an in-house fleet of approximately 700 tractors. Our effective shipping radius is approximately 300 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer job site delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered to a third-party to ensure that lowest delivered freight costs are achieved while maintaining high levels of customer service. In addition, in line with our commitment to sustainability, we are continuously upgrading our tractors with state-of-the-art safety features, fuel economy, and digital technology to attract the driver of the future, reduce our total emissions and keep our drivers safe on and off the road.
Our North American truck fleet incorporates approximately 1,300 trailers that are specially designed to haul our lightweight pipe and Allied Products. These designs maximize payload versus conventional over the road trailers and facilitate the loading and unloading of our products at the various customer delivery locations. The trailer design assists in managing the fuel efficiency of our fleet by decreasing total trailer weight and aerodynamic design. The scope of fleet operations also includes backhaul throughout our network to lower our total delivered cost and increase our asset utilization.
Facility Network - Our scale and extensive network of Pipe and Allied Products facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location. The optimized design of our Infiltrator chambers and tanks provides the ability to nest products, enabling us to manufacture products from one location and efficiently ship throughout North America.

Advanced Drainage Systems, Inc.
SUSTAINABILITY
“Our Reason is Water” and our vision is to advance the quality of life through sustainable solutions to water management challenges. We are dedicated to providing clean water management solutions to communities and delivering unparalleled service to our customers.
We are focused on bringing highly engineered products to market that are both sustainable and resilient. These products assist our customers in meeting sustainability targets such as LEED or ENVISION certification while also allowing them to make needed repairs to aging infrastructure, plan for and mitigate future impacts from climate change and rapidly recover from catastrophic events when necessary. Our manufacturing facilities have no material process-related by-products released into the atmosphere, waterways, or solid waste discharge. During pipe production start-ups and size changeovers, non-compliant scrap and any damaged finished goods pipe are recycled for internal re-use.
In fiscal 2022, we announced our 10 Year Sustainability Goals, which are available on our website. The goals are a set of targets focused on the “REASON” in “Our Reason is Water” and demonstrate our commitment to leadership in environment, social and governance. The goals include: a commitment to increase our use of recycled plastic, commit to operation clean sweep for plastic pellet management, implement a supplier sustainability program, reduce our total recordable injury rate, implement closed-loop water usage at all our manufacturing locations, continue our efforts in diversity, equity and inclusion and maintain transparency in our sustainability reporting efforts. The goals are not included as part of, or incorporated by reference, into this Annual Report on Form 10-K.
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
Our sales and marketing strategy is divided into four components: comprehensive market coverage, diverse product offerings, readily-available local inventory and specification efforts. Our goal is to provide the distributor/owner with the most complete, readily available product line in our industry. We strive to use our manufacturing footprint, product portfolio and market expertise to efficiently service our customers.
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
CUSTOMERS
We have a large, active customer base of approximately 16,000 customers, with two customers representing 10% or more of fiscal 2023 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.7% and Core and Main accounted for 11.8% of fiscal 2023 net sales. Our customer base is diversified across the range of end markets that we serve.
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

Advanced Drainage Systems, Inc.
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

Advanced Drainage Systems, Inc.
In addition, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, distributors and others. See “Item 1A. Risk Factors - Risks Relating to Our Business - If we are unable to protect our intellectual property rights, or we infringe on the intellectual property rights of others, our ability to compete could be negatively impacted.”
HUMAN CAPITAL RESOURCES
At the core of the Company’s history are the people, many of whom have been with the Company for several decades. We are dedicated to fostering an inclusive culture, empowering employees and communities by embracing the dynamics of different backgrounds, experiences and perspectives. We are committed to creating an environment where employees feel valued, respected, and fully engaged to contribute to our future success. The ability to recruit, retain, develop and protect our global workforce is key to our success. In addition to providing competitive compensation and benefits, this includes the following categories: Health and Safety; Values; Diversity, Equity & Inclusion; and Training.
Employees - As of March 31, 2023, in our domestic and international operations, the Company and its consolidated subsidiaries had both hourly personnel and salaried employees. As of March 31, 2023, approximately 210 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

	March 31, 2023	March 31, 2022
Employees by Region
United States(1)	5,195	4,945
Canada	340	340
Other	335	350
Total	5,870	5,635

Employees by Type
Hourly	3,885	3,905
Salary	1,985	1,730
Total	5,870	5,635
(1)Includes 31 employees from the acquisition of Cultec.
Health and Safety – Employee safety is our highest priority and a key component of our company culture. Our operations follow a comprehensive, proactive safety and health management system that includes a collaborative process to find and fix workplace hazards prior to injury occurrence. Our U.S. facilities follow the Occupational Safety and Health Act (“OSHA”) safety and health general industry standards under the Department of Labor and Federal Motor Carrier Safety Administration under the Department of Transportation, as required by law; our Canadian facilities follow the Canada Occupational Health and Safety Regulations under the Canada Labour Code for the Minister of Labour and Canada Motor Vehicle Safety Standards (“CMVSS”) under Transport Canada as required by law; and our Mexico locations follow the NOMs as required by the Federal Labor Law for the Labor Ministry (“STPS”) and Secretary of Communication and Transportation as required by law.

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

Advanced Drainage Systems, Inc.
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
Training – Our operational and management training programs are core to our commitment and enablement of a safe and productive manufacturing environment. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of online and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.
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
We have been able to consistently capitalize on changes in both local and federal regulatory statutes relating to storm and sanitary sewer construction, repair and replacement. Most noteworthy is the Federal Clean Water Act of 1972 and the subsequent EPA Phase I, II and sustainable infrastructure regulations relating to storm sewer construction, stormwater quantity, stormwater quality, and combined sewer separation. Our diversity of products offering a solution-based selling approach coupled with detailed market knowledge makes us an integral industry resource in both regulatory changes and compliance.
An important element of our growth strategy has been our focus on industry education efforts to drive regulatory approvals for our core HDPE products at national, state and local levels. We employ field-based engineers who work closely with government agencies to obtain regulatory approvals for our products, and also with civil engineering firms to specify our products on non-residential construction and road-building projects. Additional state and local regulatory approvals will continue to present new growth opportunities in new and existing geographic markets for us. For example, in November 2022, we announced that the Texas Department of Transportation released a new special specification to approve the use of thermoplastic pipe in storm sewer and culvert applications. The trend of substituting traditional materials for HDPE and PP is expected to continue as more states and municipalities recognize the benefits of our HDPE N-12 pipe and our polypropylene HP pipe by approving it for use in a broader range of applications.
Our Infiltrator products are used primarily in onsite septic and decentralized wastewater treatment systems and cannot be sold without a regulatory approval. We have a dedicated regulatory team with a track record of gaining favorable regulatory approvals and advancing policy and legislation. Over the past 10 years, the team has successfully embarked in over 100 regulatory initiatives increasing the addressability and size of markets across the U.S. and Canada.
ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous

Advanced Drainage Systems, Inc.
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
PRACTICES RELATED TO WORKING CAPITAL ITEMS
Information about the Company’s working capital practices is incorporated herein by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.
CORPORATE AND AVAILABLE INFORMATION
We were founded in 1966 and are a Delaware corporation. Our principal executive offices are located at 4640 Trueman Boulevard, Hilliard, Ohio 43026, and our telephone number at that address is (614) 658-0050. Our corporate website is www.adspipe.com.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, (“Exchange Act”) are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.adspipe.com when such reports are available on the SEC’s website. We use our www.adspipe.com website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor such portions of www.adspipe.com in addition to following press releases, SEC filings and public conference calls and webcasts. The contents of the websites are not incorporated into this filing. Further, our references to these websites are intended to be inactive textual references.
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
Inflation in these raw material costs could also result in significant cost increases, further affecting our business. Our ability to maintain profitability heavily depends on our ability to pass through to our customers any increase in raw material costs. If increases in the cost of raw materials cannot be passed on to our customers, our business, financial condition, results of operations and cash flows will be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. There can be no assurance that we would be able to reduce our cost base to offset any such price concessions which could adversely impact our results of operations and cash flows.

Advanced Drainage Systems, Inc.
Any disruption or volatility in general business and economic conditions in the markets in which we operate could have a material adverse effect on the demand for our products and services.
The markets in which we operate are sensitive to regional, U.S. and worldwide economic conditions, including availability of credit, interest rates, inflation, fluctuations in capital and business and consumer confidence. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:
•The volatility of the U.S. economy, including recent volatility experienced in 2023 in the banking sector and recent bank failures, can have an adverse effect on our sales that are dependent on the non-residential construction market if participants in this industry may postpone spending or are otherwise unable to secure financing for construction projects.
•Our business depends upon general activity levels in the agriculture market. The nature of the agriculture market is such that a downturn in demand can occur suddenly, resulting in excess inventories, under utilized production capacity and reduced prices for pipe products.
•Shifts in residential housing trends (urban vs. suburban), homeowner demographics, and increasing mortgage rates impact demand for our products.
•Demand for our products and services depend to a significant degree on spending on infrastructure. Infrastructure spending is affected by a variety of factors beyond our control, including interest rates, inflation, availability and commitment of public funds for municipal spending and highway spending and general economic conditions.

Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. Recent U.S. bank failures and market disruptions could impact banks used by our customers, which could negatively affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our product and services. We may have to close under-performing facilities as warranted by general economic conditions and/or weakness in the markets in which we operate. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products and restrict our ability to pass raw material cost increases to our customers. This, combined with an increase in excess capacity, will negatively impact our profitability, cash flows and our financial condition, generally.
Demand for our products and services could decrease if we are unable to compete effectively, and our success depends largely on our ability to convert current demand for competitive products into demand for our products.
Competitors may have financial and other resources that are greater than ours and may be better able to withstand price competition and inflationary pressures. In addition, consolidation by industry participants could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Moreover, our competitors may develop products that are superior to our products or may adapt more quickly to new technologies or evolving customer requirements. In many markets in which we operate there are no significant entry barriers that would prevent new competitors from entering the market, especially on the local level, or existing competitors from expanding in the market. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that would materially adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our success will depend, in part, on our ability to maintain our market share, generate adequate demand for our products and gain market share from competitors.
We may be affected by global climate change or by legal, regulatory or market responses to such change.
Many of our products are made from a material whose manufacturing process involves the emission of carbon dioxide, a greenhouse gas (“GHG”) that scientists have attributed as a cause of climate change. Our products require transportation from our facilities to the site where they are used, which consumes energy. Concern over climate change, including the impact of global warming, has led to federal, state, and international efforts to limit GHG emissions. Although it is uncertain what actions various governmental bodies will take to address the effects of climate change and to achieve goals in response to the effects of climate change, including in what timeframe those actions would be implemented, new laws or regulations could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of sales, operations or demands for the products we sell). Until the timing, scope and extent of any regulation becomes known, we cannot predict its effect on our cost structure or our operating results, but it is likely our costs will increase in relation to any climate change legislation and regulations concerning GHG, which could have an adverse effect on our future financial position, results of operations or cash flows.

Advanced Drainage Systems, Inc.
In January 2022, we communicated our initial 10-year goals regarding sustainability. To reduce our environmental impact, we have committed to pursuing science-based targets consistent with limiting global temperature increase to 1.5°C above pre-industrial levels. We are working to define absolute targets for reduction of scope 1 (direct) & 2 (indirect) greenhouse gas emissions that align with limiting future temperature rise to 1.5°C above baseline. These goals reflect our current plans and there is no guarantee that they will be achieved. Our ability to achieve any goal is subject to factors and conditions, many of which are outside of our control, including technology,or the availability of recycled resin.
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
Our success will depend, in part, on our ability to maintain the quality of our customer service, and selling and marketing efforts, as well as our ability to develop long-term relationships with our customers. Our ten largest customers generated approximately 42% of our net sales in fiscal 2023. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because our business is working capital intensive, we rely on our ability to manage our supply purchasing and customer credit policies.
The majority of our net sales volume is facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. The inability of our customers to pay in a timely manner, or at all, would adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.
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
We have completed and may complete additional acquisitions in the future. The success of any acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with the acquisition. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management

Advanced Drainage Systems, Inc.
attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated, or otherwise offset by other factors.
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

Advanced Drainage Systems, Inc.
We are affected by increased fuel and energy prices, and our inability to obtain sufficient quantities of fuel to operate our in-house delivery fleet.
Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. We consume a large amount of energy and petroleum products in our operations, including the manufacturing process and delivering products to our customers by our in-house fleet. While we utilize a diesel hedging program associated with our in-house fleet to mitigate against higher fuel prices, our operating profit will be adversely affected if we are unable to obtain the energy and fuel we require or to fully offset the anticipated impact of higher energy and fuel prices through increased prices or surcharges to our customers or through other hedging strategies. If shortages occur in the supply of energy or necessary petroleum products and we are not able to pass along the full impact of increased energy or petroleum prices to our customers, our business, financial condition, results of operations and cash flows would be adversely affected.
Internally manufacturing our products at our own facilities subjects our business to risks associated with manufacturing processes and supply chain disruption.
We internally manufacture our own products at our facilities with substantial fixed costs. While we maintain insurance covering our facilities and have significant flexibility to manufacture and ship our own products from various facilities, a loss of the use of our facilities, whether short or long-term, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations.

Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Increasing manufacturing capacity requires successful execution of capital projects, including adding, upgrading and replacing equipment, which may be subject to supply chain delays for equipment or parts. Global supply chain disruptions, including as a result of the COVID-19 pandemic and geopolitical events, and shortage of raw materials, and the related impacts on our third-party suppliers to deliver the raw materials, components, systems and parts that we need to manufacture and service our products could also adversely impact our production. Any interruption in production may limit our ability to supply enough products to customers and may required us to make capital expenditures, which could have a negative impact on our profitability and cash flows.
The nature of our business exposes us to construction defect and product liability claims as well as other legal proceedings.
We are exposed to construction defect and product liability claims relating to our various products if our products do not meet customer expectations. Such liabilities may arise out of the quality of raw materials we purchase from third-party suppliers. We also operate a large fleet of trucks and other vehicles and therefore face the risk of traffic accidents. We cannot make assurances that our insurance will provide adequate coverage against claims or that we will be able to obtain such insurance on acceptable terms in the future, if at all.
From time to time, we are also involved in government inquiries and investigations, as well as consumer, employment, tort proceedings and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. The outcome of some of these legal proceedings and other contingencies could require us to take actions which would adversely affect our operations, negatively impact customer confidence in us and our products or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.
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

Advanced Drainage Systems, Inc.
We deliver products to many of our customers through our own fleet of vehicles. The U.S. DOT regulates our operations in domestic interstate commerce. Vehicle dimensions and driver hours of service are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs, which, if we are unable to pass these cost increases on to our customers, would reduce our gross profit and net income (loss) and increase our selling, general and administrative expenses.
We cannot predict whether future developments or changes in law, regulations or government mandated product standards will affect our business, financial condition and results of operations in a negative manner. Similarly, we cannot assess whether we will be successful in meeting future demands of regulatory agencies in a manner which will not materially adversely affect our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic or other pandemics in the future, could have a significant negative impact on our operations, liquidity, financial condition and financial results.
The COVID-19 pandemic negatively impacted the global economy, in addition to disrupting global supply chains and workforce participation. Quarantines and “stay in place” orders, the timing and length of containment and eradication solutions, travel restrictions, absenteeism by infected workers, labor shortages or other disruptions to our supply chain or our customers could adversely impact our sales and operating results. To the extent that our customers and suppliers are adversely impacted by the COVID-19 pandemic or other future pandemics, this could reduce the availability, or result in delays, of materials or supplies, or delays in customer payments, which in turn could materially interrupt our business operations and/or impact our liquidity.
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
In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Cybersecurity attacks across industries are sophisticated and frequent and may range from uncoordinated individual attempts to targeted measures. These attacks include but are not limited to, malicious software or viruses, including “ransomware” attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Cybersecurity failures may be caused by employee error, malfeasance, other corporate or governmental actors, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products.

Advanced Drainage Systems, Inc.
While we have been subject to cybersecurity attacks in the past that (based on information known to date) did not have a material impact on our financial condition or results of operations, we may experience such attacks in the future, potentially with more frequency or sophistication which may have a material impact on our financial condition or results of operations. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems.
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
To be successful, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. The market for highly qualified employees remains competitive and there is no assurance that we will be able to attract or retain highly qualified employees in the future, including those employed by companies we acquire. None of our domestic employees are currently covered by collective bargaining or other similar labor agreements. However, if a number of our employees were to unionize, the effect on us may be negative.
In addition, our business results of operations depend largely upon our chief executive officer and senior management team as well as our plant managers and sales personnel, including those of companies acquired, and their experience, knowledge of local market dynamics and specifications and long-standing customer relationships. Our inability to retain, develop or hire qualified employees would restrict our ability to grow our business, limit our ability to continue to successfully operate our business and result in lower operating results and profitability.
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

Advanced Drainage Systems, Inc.
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
Our indebtedness could have risks. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to the Company’s existing debt obligations;
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
Risks Relating to Our Common Stock
Future sales of shares by existing stockholders could cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of May 9, 2023, we have 79.1 million outstanding shares of common stock, including 0.2 million outstanding shares of our restricted stock, a significant portion of which are freely tradable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of March 31, 2023, there were stock options outstanding to purchase a total of approximately 1.1 million shares of our common stock. In addition, approximately 2.3 million shares of common stock are available for grant under our 2017 Omnibus Plan.
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

Advanced Drainage Systems, Inc.
issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders. The trustee of our retirement plan has certain limited powers to vote a large block of shares on matters presented to stockholders for approval.
As of May 9, 2023, our directors, officers and principal stockholders and their affiliates collectively own approximately 11% of our outstanding shares of common stock. Additionally, our new 401(k) retirement plan (“KSOP”) holds shares of common stock that KSOP participants with ESOP accounts are entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 9, 2023 is approximately 23%, inclusive of the outstanding shares of common stock held by the KSOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated bylaws, each as further amended, authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt; maintain a classified board of directors, for the next three years, until such time that our declassified board structure is fully implemented at the 2023 annual meeting of stockholders; provide that vacancies on our board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office; prohibit stockholders from calling special meetings of stockholders; prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; do not give the holders of our common stock cumulative voting rights with respect to the election of directors, which means that the holders of a majority of our outstanding shares of common stock can elect all directors standing for election; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; require a super-majority stockholders vote of 75% to approve any reorganization, recapitalization, share exchange, share reclassification, consolidation, merger, conversion or sale of all or substantially all assets to which we are a party that is not approved by the affirmative vote of at least 75% of the members of our board of directors; and require the approval of holders of a majority of the outstanding shares of our voting common stock to amend the bylaws and at least 75% of the outstanding shares of our voting common stock to amend certain provisions of the certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by our directors, officers, employees or agents; any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or

Advanced Drainage Systems, Inc.
our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us or our directors, officers, employees or agents. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
General Risk Factors
As a publicly-traded manufacturing company, we are subject to a variety of risks in addition to the risks described above, each of which could adversely affect our financial position, results of operations or cash flows.
These risks include but are not limited to:
•taxation by multiple jurisdictions and the impact of such taxation on the effective tax rate and taxes paid;
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Property - We have a network of 66 manufacturing plant locations and 40 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	53	27	80
Canada	5	4	9
Mexico (1)	4	3	7
South America (2)	4	5	9
Other (3)	—	1	1
Total	66	40	106
(1)Manufacturing plants and distribution centers in Mexico are owned or leased by our joint venture.
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
Our network of 66 manufacturing plants consists of 47 that are owned and 19 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15 to 20 acres of land for storage of pipe and related products. Our network of 40 distribution centers consists of 3 owned and 37 leased locations. We believe that our properties have been adequately maintained and are generally in good

Advanced Drainage Systems, Inc.
condition. The extent to which we use our properties varies by property, but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.
In-House Fleet - As of March 31, 2023, our in-house fleet consists of approximately 700 tractors and approximately 1,300 trailers that are specially designed to haul our lightweight pipe and fittings products.
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

Advanced Drainage Systems, Inc.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock - Our common stock is listed and traded on the NYSE under the symbol “WMS”. During each quarter of fiscal 2023, 2022 and 2021, the Board of Directors approved a quarterly cash dividend of $0.12, $0.11 and $0.09 per share, respectively, to all common stockholders. During the first quarter of fiscal 2024, the Company declared a quarterly cash dividend of $0.14 per share of common stock. The dividend is payable on June 15, 2023 to stockholders of record at the close of business on June 1, 2023.
Holders of Record - As of May 9, 2023, we had 774 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Stock Performance Graph - The following graph presents a comparison from March 31, 2018 through March 31, 2023 of the cumulative return of our common stock, the Standard and Poor's Index (“S&P 500”) and the Standard and Poor’s Mid Cap 400 - Capital Goods Index (“S&P Mid Cap 400 - Capital Goods”). The graph assumes investment of $100 on March 31, 2018 in our common stock and in each of the two indices and the reinvestment of dividends.
Recent Sales of Unregistered Securities - Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities - In February 2022, we announced that our Board of Directors approved a $1.0 billion stock repurchase program (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The Repurchase Program replaces the previously established share repurchase program, which has no remaining available capacity. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion. During the fiscal 2023, we repurchased 6.1 million shares of common stock at a cost of $575.0 million. The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
January 1, 2023 to January 31, 2023	—	$—	—	$624,973
February 1, 2023 to February 28, 2023	804	91.82	804	551,101
March 1, 2023 to March 31, 2023	1,495	84.36	1,495	424,973
Total	2,299	$86.97	2,299	$424,973
Equity Compensation Plan Information - For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.
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

Advanced Drainage Systems, Inc.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, “2023” refers to fiscal 2023, which is the period from April 1, 2022 to March 31, 2023.
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
•inventory of improved housing lots;
•changes in raw material and commodity prices;
•the availability and cost of credit;
•non-residential occupancy rates; and
•demographic factors such as population growth and household formation.
Growth in Allied Products & Other - Our Allied Products & Other include storm and septic chambers, PVC drainage structures, fittings, stormwater filters and water separators. These products complement our pipe products and allow us to offer a comprehensive water management solution to our customers and drive organic growth. Our leading market position in pipe products allows us to cross-sell Allied Products effectively. Our comprehensive offering of Allied Products can also increase pipe sales in certain markets. Allied Products are less sensitive to resin prices since resin prices represent a smaller percentage of the cost for Allied Products. Our leading position in the pipe market has allowed us to increase organic growth of our Allied Products, and we also expect to expand our Allied Product offerings through acquisitions.
Product Pricing - The price of our products is impacted by competitive pricing dynamics in our industry as well as by raw material costs. Our industry is highly competitive and the sales prices for our products may vary based on the sales policies of our competitors. Raw material costs represent a significant portion of the cost of goods sold for our products. We aim to increase our product selling prices in order to cover raw material price increases, but the inability to do so could impact our profitability. Movements in raw material, logistics or other overhead costs and resulting changes in the selling prices may also impact changes in period-to-period comparisons of net sales.
Material Conversion - Our HDPE and PP pipe, plastic leachfield chambers, septic tanks and related water management product lines compete with other manufacturers of similar products as well as manufacturers of alternative products made with traditional materials, such as concrete, steel and PVC. Our net sales are driven by market trends, including the adoption of thermoplastic corrugated pipe products as a replacement for traditional materials. Thermoplastic corrugated

Advanced Drainage Systems, Inc.
pipe is generally lighter, more durable, more cost effective and easier to install than comparable products made from traditional materials. We believe customers will continue to acknowledge the superior attributes and compelling value proposition of our thermoplastic products and expanded regulatory approvals allow for their use in new markets and geographies. In addition, we believe that PP pipe products will also help accelerate conversion given the additional applications for which our PP pipe products can be used.
Raw Material Costs - Our raw material cost and product selling prices fluctuate with changes in the price of resins utilized in production. We actively manage our resin purchases and pass fluctuations in the cost of resin through to our customers, where possible, in order to maintain our profitability. Fluctuations in the price of crude oil and natural gas prices may impact the cost of resin. In addition, changes in and disruptions to existing capacities could also significantly increase resin prices, often within a short period of time. Our ability to pass through raw material price increases to our customers may lag the increase in our costs of goods sold. Sharp rises in raw material prices over a short period of time have historically occurred with a significant supply disruption, which may increase prices to levels that cannot be fully passed through to customers due to pricing of competing products or the anticipated length of time the raw material pricing will stay elevated.
We currently purchase in excess of 1.1 billion pounds of virgin and recycled resin annually from approximately 400 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material). The price movements of the different materials vary, resulting in the need to use a number of strategies to reduce volatility.
In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:
•increasing the use of recycled resin in place of virgin resin while meeting or exceeding industry standards;
•internally processing greater amounts of our recycled resin in order to closely monitor quality and minimize costs;
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
Seasonality - Our operating results are impacted by seasonality. Historically, sales of our products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction project activity during these periods while fourth quarter results are impacted by the timing of spring in the northern United States and Canada. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, which can delay projects, resulting in decreased net sales for one or more quarters, but we believe that these delayed projects generally result in increased net sales during subsequent quarters.
In the non-residential, residential and infrastructure markets in the northern United States and Canada, the construction season typically begins to gain momentum in late March and lasts through November, before winter significantly slows the construction markets. In the southern and western United States, Mexico, Central America and South America, the construction markets are less seasonal. The agricultural drainage market is concentrated in the early spring just prior to planting and in the fall just after crops are harvested prior to freezing of the ground in winter.
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

Advanced Drainage Systems, Inc.
Executive Summary of Our Fiscal Year 2023 Results
•Net sales increased 10.9% to $3.1 billion
•Net income increased to $511.4 million, compared to net income of $275.0 million in the prior year
•Adjusted EBITDA increased 33.7% to $904.0 million
•Cash provided by operating activities increased 157.5% to $707.8 million
•Free cash flow increased 329.9% to $540.9 million
Net sales increased $301.8 million, or 10.9%, to $3,071.1 million, as compared to $2,769.3 million in the prior year. Domestic pipe sales increased $203.7 million, or 13.1%, to $1,759.0 million. Domestic Allied Products & Other sales increased $131.0 million, or 23.0%, to $700.3 million. These increases were driven by growth in both the U.S. construction and agriculture end markets. Infiltrator sales decreased $28.3 million, or 5.1%, to $523.6 million. International sales increased $14.3 million, or 6.4%, to $239.1 million, driven by double-digit sales growth in the Canadian, Mexican and Exports businesses.
Gross profit increased $318.0 million, or 39.7%, to $1,118.4 million as compared to $800.4 million in the prior year. The increase in gross profit is primarily due to the favorable pricing on pipe, onsite septic and allied products as well as favorable material cost. This increase was partially offset by a decrease in volume, inflationary cost pressures and higher manufacturing costs.
Adjusted EBITDA, a non-GAAP financial measure, increased $227.9 million, or 33.7%, to $904.0 million, as compared to $676.0 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 29.4% as compared to 24.4% in the prior year.
Description of our Segments
We operate our business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator.” “Allied Products & Other” represents our Allied Products and all other business segments. We generate a greater proportion of our net sales and gross profit in our Pipe segment, which consists of Pipe product sales in the United States. We expect the percentage of total net sales and gross profit derived from our other segments to continue to increase in future periods as we continue to expand non-Pipe product and our international presence. See “Note 19. Business Segment Information,” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
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
International – Our International segment manufactures and markets products in regions outside of the United States, with a strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. The unconsolidated sales of the South American Joint Venture were $69.5 million, $61.6 million, and $45.6 million, in fiscal 2023, 2022, and 2021, respectively.
Allied Products & Other – Our other operating segments manufacture a range of Allied Products & Other that are complementary to our Pipe products. Our Allied Products & Other offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers.

Advanced Drainage Systems, Inc.
Results of Operations for Fiscal Year Ended March 31, 2023 Compared with Fiscal Year Ended March 31, 2022
The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2023 and 2022. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	2023		2022
Net sales	$3,071,121	100.0%	$2,769,315	100.0%
Cost of goods sold	1,952,713	63.6	1,949,750	70.4
Cost of goods sold - ESOP acceleration	—	—	19,181	0.7
Gross profit	1,118,408	36.4	800,384	28.9
Selling, general and administrative expenses	339,504	11.1	309,840	11.2
Selling, general and administrative - ESOP acceleration	—	—	11,254	0.4
Loss on disposal of assets and costs from exit and disposal activities	4,397	0.1	3,398	0.1
Intangible amortization	55,197	1.8	63,974	2.3
Income from operations	719,310	23.4	411,918	14.9
Interest expense	70,182	2.3	33,550	1.2
Derivative gains and other income, net	(7,972)	(0.3)	(5,143)	(0.2)
Income before income taxes	657,100	21.4	383,511	13.8
Income tax expense	150,589	4.9	110,071	4.0
Equity in net income of unconsolidated affiliates	(4,842)	(0.2)	(1,586)	(0.1)
Net income	511,353	16.7	275,026	9.9
Less: net income attributable to the non-controlling interest	4,267	0.1	3,695	0.1
Net income attributable to ADS	$507,086	16.5%	$271,331	9.8%
Net sales – The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$1,717,189	$1,539,434	$177,755	11.5%
Infiltrator	442,280	460,500	(18,220)	(4.0)
International	219,853	205,312	14,541	7.1
Allied Products & Other	691,799	564,069	127,730	22.6
Total Consolidated	$3,071,121	$2,769,315	$301,806	10.9%
Our consolidated net sales for the fiscal year ended March 31, 2023 increased by $301.8 million, or 10.9%, compared to fiscal 2022. The increase in net sales was primarily a result of growth in our domestic Pipe segment and Allied Products & Other. Our Pipe segment experienced growth primarily through improved pricing/mix of products sold partially offset by volume decreases. Our Infiltrator segment experienced decreased sales primarily due to lower volume offset by improved pricing/mix of products sold. The increase in our International segment was driven by growth in the Canadian and Mexican businesses. Growth in Allied Products & Other was driven mainly by improved price/mix of product offerings and the acquisition of Cultec partially offset by volume decreases.

Advanced Drainage Systems, Inc.
Cost of goods sold and Gross profit – The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$476,859	$269,855	$207,004	76.7%
Infiltrator	213,242	217,432	(4,190)	(1.9)
International	56,188	53,284	2,904	5.5
Allied Products & Other	371,195	279,022	92,173	33.0
	1,117,484	819,593	297,891	36.3
Cost of goods sold - ESOP acceleration	—	(19,181)	19,181	100.0
Intersegment eliminations	924	(28)	952	(3400.0)
Total gross profit	$1,118,408	$800,384	$318,024	39.7%
Our consolidated Cost of goods sold for the fiscal year ended March 31, 2023 increased by $3.0 million or, 0.2%, and our consolidated Gross profit increased by $318.0 million, or 39.7%, compared to the same period in fiscal 2022. The increase in our gross profit was due to an increase in net sales from improved pricing partially offset by a decrease in volume, inflationary cost pressures and higher manufacturing costs.
Selling, general and administrative expenses – The following table presents selling, general and administrative expenses as a percentage of sales for the fiscal years ended March 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Selling, general and administrative	$339,504	$309,840	$29,664	9.6%
% of Net Sales	11.1%	11.2%		(0.1)
Selling, general and administrative expenses for the fiscal year ended March 31, 2023 increased $29.7 million from the same period in fiscal 2022 and as a percentage of sales, decreased by 0.1%. The increase in Selling, general and administrative expenses is the result of increased headcount to support business growth.
Selling, general and administrative – ESOP acceleration – In fiscal 2022, ESOP acceleration compensation expense of $11.3 million was allocated to selling, general and administrative expenses which did not occur in fiscal 2023.
Loss on disposal of assets and costs from exit and disposal activities – The change in Loss on disposal of assets and costs from exit and disposal activities is primarily due to asset disposals and site closures.
Intangible amortization – Intangible amortization decreased by $8.8 million primarily due the accelerated method of amortization for certain customer relationships.
Interest expense – Interest expense increased $36.6 million for the fiscal year ended March 31, 2023 compared to the same period in fiscal 2022. The increase was primarily due to increased average debt levels and an increase in interest rates.
Derivative gains and other income, net – Derivative gains and other income, net increased by $2.8 million for the fiscal year ended March 31, 2023 compared to the same period in fiscal 2022 primarily due to increased interest income.
Income tax expense – The following table presents the effective tax rates for the fiscal years presented:

	2023	2022
Effective tax rate	22.9%	28.7%
The change in the effective tax rate for the fiscal year ended March 31, 2023 was primarily related to the transition of the Company’s ESOP and the repayment of the ESOP loan in fiscal year 2022. See “Note 15. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates – The Equity in net income of unconsolidated affiliates increased for the fiscal year ended March 31, 2023 compared to the same period in fiscal 2022 due to an increase in the current period income at our South American Joint Venture.

Advanced Drainage Systems, Inc.
Net income attributable to noncontrolling interest – Net income attributable to noncontrolling interest increased for the fiscal year ended March 31, 2023 due to increased net income at our ADS Mexicana joint venture.
The discussion of our results of operations for the fiscal year ended March 31, 2022 compared with the fiscal year ended March 31, 2021 can be found in “Item 7. Management’s Discussion and Analysis of Financial Discussion and Results of Operations” in our fiscal 2022 Form 10-K for further information on our prior period results of operations.
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin - EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as alternatives to net income as measures of financial performance or any other performance measure derived in accordance with GAAP. We calculate Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not GAAP measures of our financial performance and should not be considered as alternatives to net income as measures of financial performance or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin contain certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. In evaluating EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as stock-based compensation expense, derivative fair value adjustments, and foreign currency transaction losses. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin on a supplemental basis. Our measure of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

(Amounts in thousands)	2023	2022	2021
Net income (loss)	$511,353	$275,026	$226,090
Depreciation and amortization	145,149	141,808	145,586
Interest expense	70,182	33,550	35,658
Income tax expense	150,589	110,071	86,382
EBITDA	877,273	560,455	493,716
Loss on disposal of assets and costs from exit and disposal activities	4,397	3,398	4,275
Stock-based compensation expense	21,659	24,158	20,453
ESOP compensation expense	—	53,401	44,981
ESOP acceleration compensation expense (a)	—	30,435	—
Transaction costs (b)	3,903	3,539	1,415
Strategic growth and operational improvement initiatives (c)	—	—	3,304
Interest income	(9,782)	(52)	(287)
Other adjustments (d)	6,512	708	(902)
Adjusted EBITDA	$903,962	$676,042	$566,955
Adjusted EBITDA Margin	29.4%	24.4%	28.6%

Advanced Drainage Systems, Inc.
(a)In the fourth quarter of fiscal 2022, the approximately 0.3 million remaining unallocated shares of Preferred Stock were allocated on March 31, 2022 after repayment of the ESOP loan. See “Note 13. Employee Benefit Plans” for additional information.
(b)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(c)Represents professional fees incurred in connection with our strategic growth and operational improvement initiatives, which included various market feasibility assessments, acquisition strategies, evaluations of our manufacturing network and operating improvement initiatives.
(d)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense (benefit).
Liquidity and Capital Resources
Historically we have funded our operations through internally generated cash flow supplemented by debt financings, equity issuance and finance and operating leases. These sources have been sufficient historically to fund our primary liquidity requirements, including working capital, capital expenditures, debt service and dividend payments. From time to time, we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.
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

(Amounts in thousands)	2023	2022	2021
Cash flow from operating activities	$707,810	$274,888	$452,216
Capital expenditures	(166,913)	(149,083)	(78,757)
Free cash flow	$540,897	$125,805	$373,459
The following table presents key liquidity metrics utilized by management:

(Amounts in thousands)	3/31/2023
Total debt (debt and finance lease obligations)	$1,324,897
Cash	217,128
Net debt (total debt less cash)	1,107,769
Leverage ratio	1.2
The following table summarizes our available liquidity under our Revolving Credit Facility as of March 31, 2023:

(Amounts in thousands)	3/31/2023
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	9,650
Revolver available liquidity	$590,350
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.

Advanced Drainage Systems, Inc.
As of March 31, 2023, we had $6.7 million in cash that was held by our foreign subsidiaries, and none held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. See “Note 15. Income Taxes” for additional discussion of our plans to repatriate earnings from Canada.
Working Capital and Cash Flows
Our source of cash in fiscal 2023, of $197.0 million, was predominantly driven by cash generated from operations in excess of changes in working capital and $500.0 million proceeds from the issuance of senior notes. These sources were offset by $575.0 million in share repurchases and capital expenditures of $166.9 million. Our use of cash in fiscal 2022, of $174.9 million, was predominantly driven by the $292.0 million in share repurchases net of incremental borrowings during fiscal 2022, offset by cash generated from operations in excess of investments in working capital and capital expenditures. Cash in fiscal 2021 increased by $20.8 million primarily from cash generated from operations net of payments on our Term Loan Facility and Revolving Credit Facility.
As of March 31, 2023, we had $807.5 million in liquidity, including $217.1 million of cash, $590.4 million in borrowings available under our Revolving Credit Agreement, excluding $9.7 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities. Working capital increased to $638.7 million as of March 31, 2023, from $480.7 million as of March 31, 2022, primarily due to increases in cash from the issuance of our 2030 Notes and decreases in accounts payable and other accrued liabilities partially offset by a decrease in accounts receivable and inventory aligned with planned sales demand.
Operating Cash Flows - During fiscal 2023, cash provided by operating activities was $707.8 million. Cash flow from operating activities in fiscal 2023 was primarily driven by operating income offset by changes in working capital.
During fiscal 2022, cash provided by operating activities was $274.9 million. Cash flow from operating activities in fiscal 2022 was primarily driven by operating income offset by investments in working capital.
During fiscal 2021, cash provided by operating activities was $452.2 million. Cash flow from operating activities during fiscal 2021 was primarily impacted by increased income from continuing operations and improvements in payment terms on accounts payable.
Investing Cash Flows - During fiscal 2023, cash used for investing activities was $214.5 million. The increase in cash used for investing cash flows was primarily due to elevated capital expenditures and the acquisition of Cultec, Inc. Our capital expenditures in fiscal 2023 were used primarily to support growth and our productivity initiatives, including automation and safety.
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
We currently anticipate that we will make capital expenditures of approximately $200 to $225 million in fiscal 2024 to focus on growth and productivity through increasing our manufacturing capacity and investing in automation. Such capital expenditures are expected to be financed using funds generated by operations. We had approximately $90 million of open orders through purchase commitments as of March 31, 2023.
Financing Cash Flows – During fiscal 2023, cash used in financing activities was $296.3 million. During fiscal 2023, ADS repurchased shares for $575.0 million, paid $114.3 million of the Revolving Credit Facility, net of proceeds, and dividend payments of $44.9 million. The cash outflows were offset by $500.0 million of proceeds from Senior Notes due 2030.

Advanced Drainage Systems, Inc.
During fiscal 2022, cash used in financing activities was $251.1 million. During fiscal 2022, ADS repurchased shares for $292.0 million.
During fiscal 2021, cash used in financing activities was $354.6 million, due to payments on the Term Loan Facility of $207.0 million and the Revolving Credit Facility of $100.0 million. In addition, we made dividend payments of $32.1 million and $21.5 million on our finance lease obligations.
Debt and Capitalized Lease Obligations
See “Note 6. Leases” and “Note 12. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Loans, the Senior Notes and the Company’s finance lease obligations.
Financing Transactions
Senior Secured Credit Facility - On September 24, 2019, we successfully completed a $700 million syndication of the remaining balance of its credit facility (the “Term Loan Facility”) subsequent to the common stock offering and Senior Notes due 2027 and in connection with the syndication, we amended the Base Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility provided for a Revolving credit facility up to $350 million as a Revolving Facility, and up to $50 million as a letter of credit facility, as a sublimit of the Revolving Credit Facility.
In May 2022, we entered into a Second Amendment (the “Second Amendment”) to our Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350.0 million to $600.0 million (including an increase of the sub-limit for the swing-line sub-facility from $50.0 million to $60.0 million) and extended the maturity date of the Revolving Credit Facility to May 26, 2027.
At the option of the Company, borrowings under the Term Loan Facility and under the Amended Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Second Amendment) or at a Eurocurrency Rate, based on SOFR (as defined in the Second Amendment), plus the applicable margin as set forth therein from time to time. In the case of the Amended Revolving Credit Facility, the applicable margin is based on the Company's consolidated senior secured net leverage ratio (as defined in the Second Amendment). All borrowings under the Term Loan Facility as described above initially bear interest at a Eurocurrency Rate (as defined in the Amended Credit Facility). See “Note 12. Debt” for further information on the Term Loan Facility and Second Amendment.
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
Issuance of Senior Notes due 2027 - On September 23, 2019, we issued $350.0 million aggregate principal amount of its senior notes (“2027 Notes”), pursuant to the Indenture dated September 23, 2019 (the “2027 Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as Trustee (the “Trustee”). The 2027 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933 (the “Securities Act”) or to persons outside the United States under Regulation S of the Securities Act. We may redeem the 2027 Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices set forth in the 2027 Indenture. See “Note 12. Debt” for further information on the 2027 Notes.
Equipment Financing – In November 2021, we purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on our Consolidated Balance Sheet. The equipment financing has a balance of $18.6 million and had an initial term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.5% as of March 31, 2023.

Advanced Drainage Systems, Inc.
Issuance of Senior Notes Due 2030 – On June 9, 2022, we issued $500.0 million aggregate principal amount of 6.375% its senior notes (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the “2030 Indenture”), among the Company, the Guarantors and the Trustee. The 2030 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to the Securities Act or to persons outside the United States under Regulation S of the Securities Act. See “Note 12. Debt” for further information on the 2030 Notes.
Covenant Compliance
The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Amended Revolving Credit Facility exceeds $210.0 million at the end of any fiscal quarter, the Company to maintain a consolidated senior secured net leverage ratio not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.
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
The Senior Secured Credit Facility also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Senior Secured Credit Facility); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Senior Secured Credit Facility. For further information, see “Note 12. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2023.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $11 million as of March 31, 2023. The maximum borrowing permitted under the South American Joint Venture’s credit agreement is $22 million. As of March 31, 2023, our South American Joint Venture had approximately $5.5 million of outstanding debt subject to our guarantee, resulting in our guarantee of 50%, or $2.8 million. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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

Advanced Drainage Systems, Inc.
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
Estimates and assumptions include: revenue growth rates and EBITDA used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain.
We performed our annual impairment test for goodwill for all reporting units as of March 31, 2023 using a quantitative approach. We determined for our goodwill that the fair value of the assets exceeded carrying value for the fiscal year ended March 31, 2023. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
We did not record any impairment charges for definite-lived intangible assets in fiscal 2023, 2022, or 2021.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2023. We performed a quantitative impairment analysis and determined for our indefinite-lived intangible assets that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2023. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to various market risks, primarily related to changes in interest rates, credit risk, raw material supply prices, and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business.
Interest Rate Risk - We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and Term Note bear interest at variable rates, either SOFR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.2 million based on our borrowings as of March 31, 2023. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.2 million, for the year ended March 31, 2023.
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
Raw Material and Commodity Price Risk - Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. We have supply agreements with our major resin suppliers that provide multi-year terms and

Advanced Drainage Systems, Inc.
volumes that are in excess of our projected consumption. These supply agreements generally do not contain fixed prices, exposing us to pricing risk. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $6.4 million.
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
Foreign Currency Exchange Rate Risk - We have operations outside of the United States, which primarily use the respective local currency as their functional currency. Each of these operations may enter into contractual arrangements with customers or vendors that are denominated in currencies other than its respective functional currency. Consequently, our results of operations may be affected by exposure to changes in foreign currency exchange rates and economic conditions in the regions in which we sell or distribute our products. Exposure to variability in foreign currency exchange rates from these transactions is managed, to the extent possible, by natural hedges which result from purchases and sales occurring in the same foreign currency within a similar period of time, thereby potentially offsetting each other.
In addition to the foreign currency transaction-related gains and losses that are reflected within the results of operations, we are subject to foreign currency translation risk, as the financial statements for our foreign subsidiaries are measured and recorded in the respective subsidiary’s functional currency and translated into U.S. dollars for financial reporting purposes.
Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-33 of this Annual Report on Form 10-K and are incorporated herein by reference. Our independent registered public accounting firm is Deloitte & Touche LLP, Columbus, Ohio, Public Company Accounting Oversight Board ID Number: 34.
Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
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

Advanced Drainage Systems, Inc.
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.
Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2023.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2023 and this report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Advanced Drainage Systems, Inc.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information contained under the captions “CERTAIN INFORMATION REGARDING OUR EXECUTIVE OFFICERS,” “2023 NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS,” “DELINQUENT SECTION 16(A) REPORTS,” “CODES OF BUSINESS CONDUCT AND ETHICS” and “AUDIT COMMITTEE” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.
Item 11.    Executive Compensation
The information contained under the captions “DIRECTOR COMPENSATION,” “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OUTCOMES FOR 2023” in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information contained under the captions “CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS” and “BOARD INDEPENDENCE” in the Proxy Statement is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information contained under the caption “OTHER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INFORMATION - FEES” in the Proxy Statement is incorporated herein by reference.

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

4.3	Description of Registrant's Securities.

4.4
Indenture, dated September 23, 2019, among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on September 23, 2019).

4.5
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

4.7
Shareholder Agreement, dated as of August 19, 2021, by and between Advanced Drainage Systems, Inc. and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 20, 2021).

4.8
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

4.10
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

10.1B
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

10.3A†
First Amendment to Amended 2000 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36557) filed with the Securities and Exchange Commission on August 15, 2014).

10.4†
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

10.4B†	Form of Amendment to Pre-2017 Stock Option Agreements (incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.5†
Executive Employment Agreement, dated as of September 1, 2017, by and between Advanced Drainage Systems, Inc. and D. Scott Barbour (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 17, 2017).

10.6†
Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Robert M. Klein (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.7†
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

10.9†
Form of Non-Qualified Stock Option Agreement (other than for Joseph A. Chlapaty) pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.10†
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

10.12
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

10.13
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
10.13A
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

10.14†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.15	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.16	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.16A
First Amendment to Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s 2021 Proxy Statement (File No. 001-36557) filed with the Securities and Exchange Commission on June 9, 2021).

10.17
Form of Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.18
Form of Notice of Grant of Stock Options and Stock Option Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.19
Form of Director Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-36557, filed on November 6, 2017).

10.20	Form of Performance Unit Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on May 30, 2018).

10.21†
Executive Employment Agreement, dated as of November 10, 2016, by and between Advanced Drainage Systems, Inc. and Kevin C. Talley (incorporated by reference to Exhibit 10.36 of Form 10-K, filed on May 30, 2019).

10.22†
Amended and Restated Employment Agreement, effective as of May 27, 2015, by and between Infiltrator Water Technologies, LLC and Roy E. Moore, Jr. (incorporated by reference to Exhibit 10.31 of Form 10-K, filed on June 1, 2020).

10.23†
Advanced Drainage Systems, Inc. Employee Stock Ownership Plan, as amended May 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019.

10.24†
Executive Employment Agreement, dated as of August 17, 2018, by and between Advanced Drainage Systems, Inc. and Darin S. Harvey (incorporated by reference to Exhibit 10.34 of Form 10-K, (File No. 001-36557) filed with the Securities and Exchange Commission on May 19, 2022).

10.25
Advanced Drainage Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36557) filed with the Commission on June 9, 2022).

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

Date: May 18, 2023

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 18, 2023.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ Robert M. Eversole**	Chairman of the Board of Directors and Director
Robert M. Eversole

	/s/ Anesa T. Chaibi **	Director
Anesa T. Chaibi

	/s/ Michael B. Coleman **	Director
Michael B. Coleman

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ Kelly S. Gast**	Director
Kelly S. Gast

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Ross M. Jones**	Director
Ross M. Jones

	/s/ Carl A. Nelson, Jr.**	Director
Carl A. Nelson, Jr.

	/s/ Manuel J. Perez de la Mesa**	Director
Manuel J. Perez de la Mesa

	/s/ Anil Seetharam**	Director
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

Advanced Drainage Systems, Inc.

Advanced Drainage Systems, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Advanced Drainage Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc., and subsidiaries (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and mezzanine equity, and cash flows, for each of the three years in the period ended March 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. The Company’s determination of estimated fair value of the reporting unit is determined by considering both the market approach and the income approach. The determination of the estimated fair value requires management to make significant estimates and assumptions related to the valuation of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The Company’s consolidated goodwill balance was $619.3 million as of March 31, 2023, of which $495.8 million was allocated to the Infiltrator Water Technologies (“Infiltrator”) reporting unit, which is the reporting unit that exhibits sensitivity to changes in estimates and assumptions. As of March 31, 2023, the estimated fair value of the Infiltrator reporting unit exceeded its carrying value.

Advanced Drainage Systems, Inc.
We identified the evaluation of goodwill for impairment for the Infiltrator reporting unit as a critical audit matter because of the significant assumptions made by management to estimate the fair value of the Infiltrator reporting unit. Those assumptions included revenue growth rates, forecasted EBITDA, and the selection of the discount rate. Our performance of audit procedures to evaluate the assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the fair value of the Infiltrator reporting unit focused on revenue growth rates, forecasted EBITDA, and the Company’s selection of the discount rate and included the following procedures, among others:
•We tested the operating effectiveness of management’s internal controls over revenue growth rates, forecasted EBITDA, and the selection of the discount rate.
•We assessed the reasonableness of management’s forecasts by comparing the forecasted revenue growth rates and forecasted EBITDA information to Infiltrator’s historical results and internal communications to management and the Board of Directors, as well as comparing the forecasted revenue growth rates to peer company and industry historical revenue growth rates and forecasts.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the following significant valuation assumptions:
◦The discount rate, by testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦The long-term revenue growth rate in the terminal period through industry and macroeconomic benchmarking.
/s/ Deloitte & Touche LLP
Columbus, Ohio
May 18, 2023
We have served as the Company's auditor since 2002.

Advanced Drainage Systems, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Advanced Drainage Systems, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc., and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 18, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Columbus, Ohio
May 18, 2023

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2023	2022
ASSETS
Current assets:
Cash	$217,128	$20,125
Receivables (less allowance for credit losses of $8,227 and $8,198, respectively)	306,945	341,753
Inventories	463,994	494,324
Other current assets	29,422	15,696
Total current assets	1,017,489	871,898
Property, plant and equipment, net	733,059	619,383
Other assets:
Goodwill	620,193	610,293
Intangible assets, net	407,627	431,385
Other assets	122,757	116,799
Total assets	$2,901,125	$2,649,758
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$14,693	$19,451
Current maturities of finance lease obligations	8,541	5,089
Accounts payable	210,111	224,986
Other accrued liabilities	142,400	134,877
Accrued income taxes	3,057	6,838
Total current liabilities	378,802	391,241
Long-term debt obligations (less unamortized debt issuance costs of $11,804 and $1,648, respectively)	1,269,391	908,705
Long-term finance lease obligations	32,272	11,393
Deferred tax liabilities	159,056	168,435
Other liabilities	66,744	64,939
Total liabilities	1,906,265	1,544,713
Commitments and contingencies (see Note 17)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 9,429 and 0 shares outstanding, respectively	153,220	—
Redeemable convertible preferred stock: $0.01 par value; 0 and 47,070 shares authorized; 0 and 44,170 shares issued; 0 and 15,630 shares outstanding, respectively	—	195,384
Total mezzanine equity	153,220	195,384
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 79,057 and 75,529 shares issued, respectively; 69,518 and 72,309 shares outstanding, respectively	11,647	11,612
Paid-in capital	1,134,864	1,065,628
Common stock in treasury, at cost	(920,999)	(318,691)
Accumulated other comprehensive loss	(27,580)	(24,386)
Retained earnings	626,215	158,876
Total ADS stockholders’ equity	824,147	893,039
Noncontrolling interest in subsidiaries	17,493	16,622
Total stockholders’ equity	841,640	909,661
Total liabilities, mezzanine equity and stockholders’ equity	$2,901,125	$2,649,758
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2023	2022	2021
Net sales	$3,071,121	$2,769,315	$1,982,780
Cost of goods sold	1,952,713	1,949,750	1,292,698
Cost of goods sold - ESOP acceleration	—	19,181	—
Gross profit	1,118,408	800,384	690,082
Operating expenses:
Selling, general and administrative	339,504	309,840	267,574
Selling, general and administrative - ESOP acceleration	—	11,254	—
Loss on disposal of assets and costs from exit and disposal activities	4,397	3,398	4,275
Intangible amortization	55,197	63,974	73,708
Income from operations	719,310	411,918	344,525
Other expense:
Interest expense	70,182	33,550	35,658
Derivative gains and other income, net	(7,972)	(5,143)	(3,404)
Income before income taxes	657,100	383,511	312,271
Income tax expense	150,589	110,071	86,382
Equity in net income of unconsolidated affiliates	(4,842)	(1,586)	(201)
Net income	511,353	275,026	226,090
Less: net income attributable to noncontrolling interest	4,267	3,695	1,860
Net income attributable to ADS	507,086	271,331	224,230
Weighted average common shares outstanding:
Basic	82,315	71,276	70,155
Diluted	83,336	72,911	71,566
Net income per share available to common stockholders:
Basic	$6.16	$3.22	$2.64
Diluted	$6.08	$3.15	$2.59
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2023	2022	2021
Net income	$511,353	$275,026	$226,090
Currency translation (loss) gain	(1,267)	501	12,684
Comprehensive income	510,086	275,527	238,774
Less: other comprehensive gain attributable to noncontrolling interest, net of tax	1,927	667	1,579
Less: net income attributable to noncontrolling interest	4,267	3,695	1,860
Total comprehensive income attributable to ADS	$503,892	$271,165	$235,335
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$511,353	$275,026	$226,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,149	141,808	145,586
Deferred income taxes	(9,855)	2,175	(13,477)
Loss on disposal of assets and costs from exit and disposal activities	4,397	3,398	4,275
ESOP and stock-based compensation	21,659	77,559	65,434
ESOP acceleration	—	30,435	—
Amortization of deferred financing charges	1,419	382	382
Fair market value adjustments to derivatives	3,639	(1,392)	(3,355)
Equity in net income of unconsolidated affiliates	(4,842)	(1,586)	(201)
Other operating activities	1,513	(11,679)	6,770
Changes in working capital:
Receivables	37,487	(96,990)	(34,760)
Inventories	30,224	(189,715)	(14,561)
Prepaid expenses and other current assets	(5,296)	(4,642)	(1,208)
Accounts payable, accrued expenses and other liabilities	(29,037)	50,109	71,241
Net cash provided by operating activities	707,810	274,888	452,216
Cash Flows from Investing Activities
Capital expenditures	(166,913)	(149,083)	(78,757)
Acquisition, net of cash acquired	(48,010)	(49,309)	—
Other investing activities	446	(441)	883
Net cash used in investing activities	(214,477)	(198,833)	(77,874)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(7,000)	(7,000)	(207,000)
Proceeds from Revolving Credit Agreement	26,200	332,200	—
Payments on Revolving Credit Agreement	(140,500)	(217,900)	(100,000)
Proceeds from Amended Revolving Credit Agreement	97,000	—	—
Payments on Amended Revolving Credit Agreement	(97,000)	—	—
Proceeds from Senior Notes due 2030	500,000	—	—
Debt issuance costs	(11,575)	—	—
Proceeds from Equipment Financing	—	35,963	—
Payments on Equipment Financing	(12,532)	(4,715)	—
Payments on finance lease obligations	(7,686)	(50,447)	(21,491)
Repurchase of common stock	(575,027)	(292,000)	—
Cash dividends paid	(39,612)	(37,023)	(30,685)
Dividends paid to noncontrolling interest holder	(5,323)	(1,471)	(1,470)
Proceeds from option exercises	5,700	4,574	7,553
Payment of withholding taxes on vesting of restricted stock units	(28,663)	(13,063)	—
Other financing activities	(260)	(186)	(1,490)
Net cash used in financing activities	(296,278)	(251,068)	(354,583)
Effect of exchange rate changes on cash	(52)	129	1,017
Net change in cash	197,003	(174,884)	20,776
Cash at beginning of year	20,125	195,009	174,233
Cash at end of year	$217,128	$20,125	$195,009
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance April 1, 2020	69,810	$11,555	$827,573	491	$(10,461)	$(35,325)	$(267,619)	$525,723	$11,762	$537,485	21,562	$269,529	1,850	$(22,432)	$247,097
Adoption of ASU 2016-13	—	—	—	—	—	—	(779)	(779)	—	(779)	—	—	—	—	—
Net income	—	—	—	—	—	—	224,230	224,230	1,860	226,090	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	11,105	—	11,105	1,579	12,684	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(5,242)	(5,242)	—	(5,242)	—	—	—	—	—
Common stock dividend ($0.36 per share)	—	—	—	—	—	—	(25,443)	(25,443)	—	(25,443)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,470)	(1,470)	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	33,931	—	—	—	—	33,931	—	33,931	—	—	(884)	11,050	11,050
Dividend	—	—	—	—	—	—	(349)	(349)	—	(349)	—	—	—	349	349
Exercise of common stock options	368	4	7,553	—	—	—	—	7,557	—	7,557	—	—	—	—	—
Restricted stock awards	134	1	—	10	(498)	—	—	(497)	—	(497)	—	—	—	—	—
Stock-based compensation	—	—	20,453	—	—	—	—	20,453	—	20,453	—	—	—	—	—
ESOP distributions in common stock	1,759	18	28,567	—	—	—	—	28,585	—	28,585	(2,287)	(28,585)	—	—	(28,585)
Other	—	—	510	—	—	—	—	510	—	510	—	—	—	—	—
Balance March 31, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	271,331	271,331	3,695	275,026	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(166)	—	(166)	667	501	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(5,646)	(5,646)	—	(5,646)	—	—	—	—	—
Common stock dividend ($0.44 per share)	—	—	—	—	—	—	(31,496)	(31,496)	—	(31,496)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)	—	—	—	—	—
Share Repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)	—	—	—	—	—
Allocation of ESOP shares to participants for:															—
Compensation	—	—	46,888	—	—	—	—	46,888	—	46,888	—	—	(628)	6,513	6,513
Dividend	—	—	—	—	—	—	(294)	(294)	—	(294)	—	—	—	294	294
ESOP acceleration	—	—	26,209	—	—	—	—	26,209	—	26,209	—	—	(338)	4,226	4,226
Exercise of common stock options	206	2	4,572	—	—	—	—	4,574	—	4,574	—	—	—	—	—
Restricted stock awards	203	2	—	53	(5,987)	—	—	(5,985)	—	(5,985)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)	—	—	—	—	—
Stock-based compensation	—	—	24,158	—	—	—	—	24,158	—	24,158	—	—	—	—	—
ESOP distributions in common stock	2,804	28	45,532	—	—	—	—	45,560	—	45,560	(3,645)	(45,560)	—	—	(45,560)
Other	—	—	(318)	—	—	—	183	(135)	—	(135)	—	—	—	—	—
Balance March 31, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	15,630	$195,384	—	—	$195,384

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	$—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	507,086	507,086	4,267	511,353	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(3,194)	—	(3,194)	1,927	(1,267)	—	—	—	—	—
Common stock dividend ($0.48 per share)	—	—	—	—	—	—	(39,747)	(39,747)	—	(39,747)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,323)	(5,323)	—	—	—	—	—
Share repurchases	—	—	—	6,055	(576,314)	—	—	(576,314)	—	(576,314)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	2,593	26	42,138	—	—	—	—	42,164	—	42,164	(2,593)	(42,164)	—	—	(42,164)
Exercise of common stock options	232	2	5,698	—	—	—	—	5,700	—	5,700	—	—	—	—	—
Restricted stock awards	176	2	—	59	(5,643)	—	—	(5,641)	—	(5,641)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)			(20,346)		(20,346)	—	—	—	—	—
Stock-based compensation	—	—	21,659	—	—	—	—	21,659	—	21,659	—	—	—	—	—
Other	—	—	(259)	—	—	—	—	(259)	—	(259)	—	—	—	—	—
Balance March 31, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	—	$—	$153,220

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
Presentation - Certain prior year captions have been renamed to conform to the fiscal 2023 presentation. Cost of goods sold - ESOP acceleration and Selling, general and administrative - ESOP acceleration include the compensation expense triggered by the acceleration of the ESOP in fiscal 2022 discussed in “Note 13. Employee Benefit Plans.”
Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, the allowance for credit losses, valuation of inventory, useful lives of property, plant and equipment and amortizing intangible assets, determination of the proper accounting for leases, valuation of equity method investments, goodwill, intangible assets and other long-lived assets for impairment, accounting for stock-based compensation, determination of allowances for sales returns, rebates and discounts, determination of the valuation allowance, if any, on deferred tax assets, and reserves for uncertain tax positions. Management’s estimates and assumptions are evaluated on an ongoing basis and are based on historical experience, current conditions and available information. Management believes the accounting estimates are appropriate and reasonably determined; however, due to the inherent uncertainties in making these estimates, actual results could differ from those estimates.
Receivables and Allowance for Credit Losses - Receivables include trade receivables, net of an allowance for credit losses, and other miscellaneous receivables. Receivables at March 31, 2023 and 2022 are as follows:

(Amounts in thousands)	2023	2022
Trade receivables, net	$304,974	$339,585
Other miscellaneous receivables	1,971	2,168
Receivables, net	$306,945	$341,753
The Company extends credit to customers based on an evaluation of their financial condition and collateral is generally not required. The Company records an allowance for credit losses at the time accounts receivable are recorded based on the Company’s historical write-off activity, an evaluation of the current economic environment and the Company’s expectations of future economic conditions.
Inventories - Inventories are stated at the lower of cost or net realizable value. The Company’s inventories are maintained on the first-in, first-out (“FIFO”) method. Costs include the cost of acquiring materials, including in-

Advanced Drainage Systems, Inc.
bound freight from vendors and freight incurred for the transportation of raw materials, tooling or finished goods between the Company’s manufacturing plants and its distribution centers, direct and indirect labor, factory overhead and certain corporate overhead costs related to the production of inventory.
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
Goodwill & Intangible Assets - The Company records acquisitions resulting in the consolidation of an enterprise using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price in excess of the fair value of the identifiable assets acquired and liabilities assumed is recorded as goodwill.
Goodwill - Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test, a quantitative assessment. For the fiscal year ended March 31, 2023, the Company completed a quantitative fair value assessment for all reporting units. The Company applied the qualitative assessment to all reporting units as of March 31, 2022. For all reporting units, except Infiltrator and Canada, the Company completed a qualitative assessment as of March 31, 2021 and completed a quantitative assessment for Infiltrator and Canada as of March 31, 2021. In all periods presented, assessments indicated that no impairment charges were required for goodwill.
Intangible Assets — Definite-Lived - Definite-lived intangible assets are amortized using the straight-line method or an accelerated method over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. The Company did not incur any impairment charges for Definite-Lived Intangible assets
Intangible Assets — Indefinite-Lived - Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. ADS completed a quantitative fair value measurement of indefinite-lived trademarks as of March 31, 2023. ADS applied the qualitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2022 and 2021. The Company did not incur any impairment charges for Indefinite-Lived Intangible assets.
Other Assets - Other assets include operating lease right of use assets, assets held for sale, investments in unconsolidated affiliates accounted for under the equity method, capitalized software development costs, including cloud computing costs, deposits, central parts, and other miscellaneous assets. See “Note 6. Leases” for further information on the operating lease right of use assets. The Company capitalizes development costs for internal use software and defers implementation costs for hosting arrangements. Assets held for sale is comprised of the assets of Spartan Concrete, Inc. and see “Note 21. Subsequent Events” for further information. Capitalization of software

Advanced Drainage Systems, Inc.
development costs and deferral of implementation costs for hosting arrangements begin in the application development stage and end when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in Selling, general and administrative expenses or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use. Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages.
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
Leases - The Company determines whether an arrangement contains an operating or finance lease at inception by determining if the contract conveys the right to control the use of identified plant, property, and equipment for a period of time in exchange for consideration and other facts and circumstances as defined by Accounting Standards Codification 842, Leases (“ASC 842”). For each lease which has an accounting lease term of greater than 12 months, the Company records the right-of-use asset and lease liability on the balance sheet. The accounting lease term includes cancellable and renewal periods which are reasonably assured. The lease liability is measured utilizing the incremental borrowing rate unless the Company can specifically determine the rate implicit in the lease. For leases classified as finance leases at lease inception, the Company records a finance lease asset in Property, plant and equipment, net and lease financing obligation equal to the present value of the minimum lease payments. The finance lease right of use asset is amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, the Company records the operating lease right of use asset in Other assets and the operating lease obligation in Other accrued liabilities and Other liabilities. Operating lease rent expense is recognized over the useful life using the straight-line method.
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2023 and 2022, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.
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
Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2023, 2022, and 2021 were $274.5 million, $242.0 million, and $174.2 million, respectively, and are included in Cost of goods sold.
Stock-Based Compensation - See “Note 14. Stock-Based Compensation” for information about the stock-based compensation award programs and related accounting policies.
Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The total advertising costs were $8.5 million, $6.0 million, and $4.1 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.

Advanced Drainage Systems, Inc.
Self-Insurance - The Company is self-insured for short-term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $52.1 million, $45.6 million, and $42.4 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively, of which employees contributed $12.4 million, $10.7 million, and $8.5 million, respectively.
ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability, cybersecurity and employment practices coverage with a deductible of $0.5 million per occurrence for general liability and $0.8 million per occurrence for automobile claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $3.1 million, $3.2 million, and $1.7 million, for the years ended March 31, 2023, 2022, and 2021, respectively.
ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.3 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $4.9 million, $4.1 million, and $3.0 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
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
Concentrations of Risk - The Company has a large, active customer base of approximately 16,000 customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 25.5%, 24.2%, and 22.8% of fiscal 2023, 2022 and 2021 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 20.0% and 16.4% of Receivables at March 31, 2023 and 2022, respectively.
Derivatives - The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. These instruments do not qualify for hedge accounting treatment. ADS uses commodity options in the form of collars and swaps, and foreign currency forward contracts to manage various exposures to

Advanced Drainage Systems, Inc.
commodity price and exchange rate fluctuations. Changes in fair value of the derivative instruments are recognized in Derivative gains and other income, net in the Consolidated Statements of Operations. The Company’s policy is to present all derivative balances on a gross basis.
Derivative gains and other income, net - Included in Other income on the Company’s Statement of Operations is interest income on invested cash and derivative gains and losses for commodity and foreign currency instruments described below for the fiscal years ended March 31, 2023, 2022, and 2021 were:

(Amounts in thousands)	2023	2022	2021
Interest income	$(9,782)	$(52)	$(287)
Fair market value adjustments to derivatives	3,639	(1,392)	(3,355)
Net realized (gains) losses on derivatives	(3,963)	(3,012)	1,456
Foreign currency losses (gains)	2,275	324	(581)
Other	(141)	(1,011)	(637)
Derivative gains and other income, net	$(7,972)	$(5,143)	$(3,404)
Recent Accounting Pronouncements
Reference Rate Reform - In March 2020, the Financial Accounting Standards Board issued an accounting standards update (“ASU”) that provides optional expedients and exceptions related to financial reporting impacts related to the expected market transition from LIBOR to another reference rates. The amendments are effective on March 12, 2020 and an entity may elect to adopt prospectively through December 31, 2024. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the fiscal 2022 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.
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
The Company disaggregates net sales by Domestic, International and Infiltrator and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 19. Business Segment Information” for the Company’s disaggregation of Net sales by reportable segment.
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

Advanced Drainage Systems, Inc.
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2023 and 2022:

(Amounts in thousands)	March 31, 2023	March 31, 2022
Contract asset - product returns	$933	$978
Refund liability	2,664	2,356
Practical Expedients and Exemptions - The Company applies several practical expedients and exemptions:
•The Company expenses incremental costs to obtain a contract (e.g. sales commissions) when incurred as the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations.
•The Company accounts for shipping and handling costs as activities to fulfill the promise to transfer the goods when these activities are performed after a customer obtains control of the goods.
•The Company excludes from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer, for example, sales, use, value added, and some excise taxes.
•Further, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
3.    LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
In fiscal 2023, the Company undertook certain restructuring activities. Actions taken in 2023 included closing one production facility and converting two production facilities into distribution yards. The Company recognized $4.1 million in severance expense and accelerated depreciation for the fiscal year ended March 31, 2023. The restructuring activities are classified as Selling, general and administrative expenses and not allocated to a segment. As of March 31, 2023, the Company had $1.3 million of short-term severance liability related to the restructuring activities recorded in Other accrued liabilities in the Consolidated Balance Sheet.
4.    ACQUISITIONS
Acquisition of Cultec - On April 29, 2022, the Company completed its acquisition of Cultec, Inc. (“Cultec”). Cultec was a family-owned technology leader in the stormwater and onsite septic wastewater industries. The acquisition of Cultec expands the Company’s portfolio of innovative water management solutions in the stormwater and onsite septic wastewater industries. The total fair value of consideration transferred was $48.0 million. The purchase price excludes transaction costs. During the fiscal year ended March 31, 2023, the Company incurred $1.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in Selling, general and administrative expenses.
The following table summarizes the consideration transferred and the purchase price allocation of assets acquired and liabilities assumed.

(Amounts in thousands)	Initial Amount	Increase to Purchase Price	Working Capital Adjustment		Updated Amount
Accounts receivable	$5,957	$—	$—	$5,957	$5,957
Inventory	4,469	—	—	4,469	4,469
Property, plant and equipment	1,986	—	—	1,986	1,986
Goodwill	9,660	518	882	9,660	11,060
Intangible assets	31,400	—	—	31,400	31,400
Accounts payable	(5,539)	—	(882)	(5,539)	(6,421)
Accrued expenses	(75)	—	—	(75)	(75)
Other liabilities	(366)	—	—	(366)	(366)
Total fair value of consideration transferred	$47,492	$518	$—		$48,010

Advanced Drainage Systems, Inc.
The goodwill of $11.1 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Allied Products & Other. The table below summarizes identifiable intangible assets:

(Amounts in thousands)	Fair value
Customer relationships	$12,400
Patents and developed technology	16,200
Tradename and trademarks	2,800
Total identifiable intangible assets	$31,400
Fiscal 2022 Acquisition of Jet - On December 3, 2021, the Company completed its acquisition of Jet Polymer Recycling, Inc., The Traylor Group, Inc. and certain assets of EAT Properties, L.L.C. (collectively “Jet”). Jet was a privately-owned recycling company located in the southeastern United States. The acquisition of Jet expanded the Company's plastic recycling capabilities to support future growth. Prior to the acquisition, Jet was the largest supplier of recycled polypropylene for Infiltrator. The fair value of consideration transferred was $49.5 million. The purchase price excludes transaction costs. The Company incurred $2.6 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services during the fiscal year ended March 31, 2022.
The following table summarizes the consideration transferred and the purchase price allocation of assets acquired and liabilities assumed.

(Amounts in thousands)	Final Amount
Cash	$160
Total current assets, excluding cash	12,993
Property, plant and equipment	23,007
Goodwill	11,134
Intangible assets	13,200
Other assets	158
Total current liabilities	(5,750)
Deferred tax liabilities	(3,649)
Other liabilities	(1,784)
Total fair value of consideration transferred	$49,469
The goodwill of $11.1 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to the Pipe segment. The identifiable intangible assets recorded in connection with the closing of the acquisition of Jet are supplier and customer relationships, tradename and non-compete agreements totaling $13.2 million.

(Amounts in thousands)	Fair value
Supplier and customer relationships	$11,300
Other	1,900
Total identifiable intangible assets	$13,200
The Company has excluded certain disclosures required under ASC 805, Business Combinations as they are not material to the financial statements.

Advanced Drainage Systems, Inc.
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2023	2022
Land, buildings and improvements	$311,027	$308,942
Machinery and production equipment	809,365	756,482
Transportation equipment	124,807	97,016
Construction in progress	160,792	80,928
Total cost	1,405,991	1,243,368
Less: accumulated depreciation	(672,932)	(623,985)
Property, plant and equipment, net	$733,059	$619,383
Depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31 was:

(Amounts in thousands)	2023	2022	2021
Depreciation expense (inclusive of leased assets depreciation)	$85,976	$73,514	$68,034
6.    LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 14 years. A portion of the Company’s real estate leases include an option to extend the leases for up to 5 years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities. The Company’s lease payments are generally fixed.
Supplemental balance sheet information related to leases as of the periods presented were as follows:

(Amounts in thousands)	Balance Sheet Classification	2023	2022
Operating leases
Right-of-use assets	Other assets	$50,753	$54,583
Current lease liabilities	Other accrued liabilities	14,370	14,203
Non-current lease liabilities	Other liabilities	37,065	41,032
Total operating lease liabilities		$51,435	$55,235
Finance leases
Right-of-use assets	Property, plant and equipment	40,198	15,420
Current lease liabilities	Current maturities of finance lease obligations	8,541	5,089
Non-current lease liabilities	Long-term finance lease obligations	32,272	11,393
Total finance lease liabilities		$40,813	$16,482

Weighted average lease term (in years):
Operating leases		4.46	6.00
Finance leases		4.48	4.23
Weighted average discount rate:
Operating leases		4.37%	3.54%
Finance leases		5.53%	3.52%

Advanced Drainage Systems, Inc.
Lease Cost - The components of lease cost for the years ended March 31, 2023, 2022, and 2021 were:

(Amounts in thousands)	Income Statement Classification	2023	2022	2021
Operating lease cost
Operating lease cost	Cost of goods sold	$15,163	$12,663	$8,391
Operating lease cost	Selling, general and administrative	1,322	1,335	1,593
Short-term lease cost	Cost of goods sold	9,467	4,813	3,963
Total operating lease cost		$25,952	$18,811	$13,947
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	7,252	12,986	16,442
Amortization of right-of-use assets	Selling, general and administrative	880	1,413	1,433
Interest on lease liabilities	Interest expense	586	1,679	2,436
Total finance lease cost		$8,718	$16,078	$20,311
Supplemental cash flow information related to leases for the periods presented were as follows:

(Amounts in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$16,485	$13,998	$9,984
Operating cash flows used for finance leases	729	1,932	3,205
Financing cash flows used for finance leases	7,686	50,447	21,491
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,735	38,093	15,173
Finance leases	32,463	17,695	9,907
The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2023:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$16,023	$11,898
Year 2	14,429	10,444
Year 3	10,302	8,647
Year 4	6,137	7,257
Year 5	3,631	3,677
Thereafter	6,677	2,419
Total minimum lease payments	$57,199	$44,342
Less: amount representing interest	5,764	3,529
Present value of net minimum lease payments	$51,435	$40,813
7.    INVENTORIES
Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2023	2022
Raw materials	$108,206	$156,050
Finished goods	355,788	338,274
Total Inventories	$463,994	$494,324
During fiscal years ended March 31, 2023 and 2022, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $64.0 million and $57.1 million, respectively, of which $15.5 million and $12.1 million remained in inventory at March 31, 2023 and 2022, respectively.

Advanced Drainage Systems, Inc.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Pipe	Infiltrator	International	Allied Products & Other	Total
Balance at March 31, 2021	$57,663	$495,841	$11,126	$34,442	$599,072
Acquisition	11,134	—	—	—	11,134
Currency translation	—	—	87	—	87
Balance at March 31, 2022	68,797	495,841	11,213	34,442	610,293
Acquisition	—	—	—	11,060	11,060
Asset held for sale	—	—	—	(367)	(367)
Currency translation	—	—	(793)	—	(793)
Balance at March 31, 2023	$68,797	$495,841	$10,420	$45,135	$620,193
Intangible Assets – Intangible assets as of March 31, 2023 and 2022 consisted of the following:

	2023			2022
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$192,268	$(81,141)	$111,127	$176,068	$(64,751)	$111,317
Supplier and customer relationships	401,525	(175,312)	226,213	389,125	(140,830)	248,295
Patents and non-compete agreements	9,594	(7,483)	2,111	9,594	(6,837)	2,757
Trademarks and tradenames	68,760	(12,446)	56,314	65,960	(8,808)	57,152
Total definite lived intangible assets	672,147	(276,382)	395,765	640,747	(221,226)	419,521
Indefinite-lived intangible assets (a)
Trademarks	11,862	—	11,862	11,864	—	11,864
Total Intangible assets	$684,009	$(276,382)	$407,627	$652,611	$(221,226)	$431,385
(a)Indefinite-lived intangible assets decreased as a result of foreign currency translation.
The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2023:

	Amortization expense (in thousands)			Weighted Average Amortization Period (in years)
	2023	2022	2021
Developed technology	$16,390	$16,420	$17,405	6.2
Supplier and customer relationships	34,523	43,542	50,177	10.9
Patents and non-compete agreements	646	679	699	2.5
Trademarks and tradenames	3,638	3,333	5,427	16.1
Total	$55,197	$63,974	$73,708
Future intangible asset amortization expense based on existing intangible assets at March 31, 2023 is:

	Fiscal Year
(Amounts in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Amortization expense	$51,176	$47,920	$43,967	$40,601	$38,680	$173,421	$395,765
9.    FAIR VALUE MEASUREMENT AND DERIVATIVE TRANSACTIONS
When applying fair value principles in the valuation of assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company has not changed its valuation

Advanced Drainage Systems, Inc.
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
Derivatives - A summary of the fair values for the various derivatives, which are all measured using Level 2 inputs, at March 31, 2023 and 2022 is presented below:

	Diesel fuel option collars and swaps
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
March 31, 2023	$393	$156	$(1,323)	$(311)
March 31, 2022	$2,499	$119	$(64)	$—
There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2023 and 2022.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing (as further discussed in “Note 12. Debt”) for the periods presented:

	March 31, 2023		March 31, 2022
(Amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$333,970	$350,000	$349,902	$350,000
Senior Notes due 2030	496,605	500,000	—	—
Equipment Financing	17,921	18,638	29,302	31,254
Total	$848,496	$868,638	$379,204	$381,254
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

Advanced Drainage Systems, Inc.
obligation to absorb losses and the right to receive benefits that could be significant to ADS Mexicana. As the primary beneficiary, the Company is required to consolidate the assets and liabilities of ADS Mexicana.
The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2023 and 2022. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2023	2022
Assets
Current assets	$28,692	$28,005
Property, plant and equipment, net	16,405	14,061
Other noncurrent assets	2,850	1,933
Total assets	$47,947	$43,999
Liabilities
Current liabilities	$10,468	$11,150
Noncurrent liabilities	1,543	1,575
Total liabilities	$12,011	$12,725
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
11.    RELATED PARTY TRANSACTIONS
ADS Mexicana - On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2023 and 2022, there were no and $1.5 million borrowings under the Intercompany Note, respectively.
South American Joint Venture - ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $11.0 million as of March 31, 2023. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $22.0 million. This credit facility allows borrowings in either Chilean pesos or U.S. dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2023. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2023 and 2022, the outstanding principal balance of the credit facility including letters of credit was $5.5 million and $9.9 million, respectively. As of March 31, 2023, there were no U.S. dollar denominated loans. The weighted average interest rate as of March 31, 2023 was 11.7% on Chilean peso denominated loans.

Advanced Drainage Systems, Inc.
12.    DEBT
Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2023	2022
Term Loan Facility	$427,250	$434,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	—
Revolving Credit Facility	—	114,300
Equipment financing	18,638	31,254
Total	1,295,888	929,804
Unamortized debt issuance costs	(11,804)	(1,648)
Current maturities	(14,693)	(19,451)
Long-term debt obligations	$1,269,391	$908,705

Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% 2027 Notes pursuant to the 2027 Indenture among the Company, the Guarantors and the Trustee. The 2027 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the 2027 Notes and certain provisions related to bankruptcy events. The 2027 Indenture also contains customary negative covenants. The 2027 Notes are guaranteed by each of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries that is a guarantor under the Company’s Senior Secured Credit Facility. Interest on the 2027 Notes will be payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.0% per annum. The 2027 Notes will mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the Senior Notes for the repayment of $300.0 million of its outstanding borrowings. The deferred financing costs associated with the 2027 Notes totaled $2.1 million and are recorded as a direct reduction from the carrying amount of the related debt. The Company may redeem the 2027 Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices.
Senior Secured Credit Facility - On September 24, 2019, the Company entered into the $700 million Term Loan Facility subsequent to the common stock offering and the 2027 Notes and in connection with the syndication, the Senior Secured Credit Facility. The maturity date of the Term Loan Facility is seven years from the Closing Date. The Company’s obligations under the Senior Secured Credit Facility have been secured by granting a first priority lien on substantially all of the Company’s assets (subject to certain exceptions and limitations), and each of StormTech, LLC, Advanced Drainage of Ohio, Inc. and Infiltrator Water Technologies, LLC (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Senior Secured Credit Facility and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor’s assets (subject to certain exceptions and limitations).
In May 2022, the Company entered into Second Amendment to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Amended Revolving Credit Facility from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility (“the L/C facility”) from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. The deferred financing costs associated with the Amended Revolving Credit Facility totaled $2.6 million and are recorded as a direct reduction from the carrying amount of the related debt. Letters of credit outstanding at March 31, 2023 and 2022 amount to $9.7 million and $9.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Amended Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured

Advanced Drainage Systems, Inc.
Credit Facility. As of March 31, 2023, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.
Equipment Financing - In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Consolidated Balance Sheet. The equipment financings have a term of between 12 and 84 months, based on the life of the equipment, and bear a weighted average interest of 1.5%. The current portion of the equipment financing is $7.7 million and the long-term portion is $10.9 million at March 31, 2023.
Senior Notes due 2030 – On June 9, 2022, the Company issued $500.0 million aggregate principal amount of 6.375% 2030 Notes pursuant to the 2030 Indenture, among the Company, the Guarantors and the Trustee. The 2030 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2030 Indenture or the 2030 Notes and certain provisions related to bankruptcy events. The 2030 Indenture also contains customary negative covenants. Interest on the 2030 Notes will be payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2023, at a rate of 6.375% per annum. The 2030 Notes will mature on July 15, 2030. The Company used a portion of the net proceeds from the offering of the 2030 Notes to repay in full the outstanding borrowings under its Revolving Credit Facility and will use the remainder for general corporate purposes. The deferred financing costs associated with the 2030 Notes totaled $9.0 million and are recorded as a direct reduction from the carrying amount of the related debt.
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
Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2023 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Principal maturities	$14,693	$11,899	$9,987	$407,436	$351,123	$500,750	$1,295,888
13.    EMPLOYEE BENEFIT PLANS
Employee Stock Ownership Plan (“ESOP”) - The Company established the Advanced Drainage Systems, Inc. ESOP effective April 1, 1993. The ESOP was funded through a transfer of assets from the Company’s tax-qualified profit-sharing retirement plan, as well as a 30-year term loan from ADS. In February 2022, the Company made a cash contribution to the ESOP, and the ESOP repaid the remaining ESOP loan triggering the release of the remaining 0.3 million shares of redeemable convertible preferred stock (“Preferred Stock”) from the pledge, resulting in the ESOP acceleration. As a result of the ESOP acceleration, the Company recognized additional compensation expense of $30.4 million in the fiscal year ended March 31, 2022. In April 2022, all currently outstanding 15.6 million shares of Preferred Stock held by the ESOP were converted into 12.0 million shares of the Company’s redeemable common stock at the Conversion rate of 0.7692. The Company’s KSOP holds these shares of common stock. After the conversion, the common stock held by the KSOP is classified as mezzanine equity as the shares are subject to the put option requirements of the Internal Revenue Code. When participants sell or forfeit these shares, the shares would no longer subject to the put option of the Internal Revenue Code and would no longer required to be classified in mezzanine equity.
Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period were recognized based upon the annual fair value of the shares allocated. Deferred compensation - unearned ESOP shares was relieved at fair value, with any difference between the annual fair value and the carrying value of shares

Advanced Drainage Systems, Inc.
when allocated being added to Additional paid in capital. Information regarding ESOP compensation expense (excluding the ESOP Acceleration compensation expense) are included below:

(Amounts in thousands, except per share values)	2022	2021
Fair value of shares allocated	$91.41	$79.56
Average annual fair value per share	$85.49	$51.13
ESOP compensation expense	$53,401	$44,981
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
The Company was obligated to make contributions to the ESOP, which, when aggregated with the ESOP’s dividends on the ESOP’s unallocated shares of redeemable convertible preferred stock, equal the amount necessary to enable the ESOP to make its regularly scheduled payments of principal and interest due on its term loan to ADS. Cash dividends of $5.6 million and stock dividends of $0.9 million were paid on 15.1 million shares of allocated Redeemable convertible preferred stock for the fiscal year ended March 31, 2022.
Profit-Sharing Retirement Plan - On April 11, 2022, the ESOP was merged into the existing 401(k) retirement plan effective April 1, 2022. The tax-qualified profit-sharing retirement plan has a 401(k) feature covering substantially all U.S. eligible employees. Except for employer matching contributions made on behalf of Infiltrator employee-participants, the Company did not make employer contributions to this plan in the fiscal years ended March 31, 2023, 2022, and 2021.
Defined Contribution Postretirement Plan - The Company has defined contribution postretirement benefit plans covering Canadian employees. The Company recognized costs of $1.4 million, $1.5 million and $0.6 million in the fiscal years ended March 31, 2023, 2022, and 2021, respectively.
14.    STOCK-BASED COMPENSATION
The Company has several programs for stock-based payments to employees and directors, including stock options, performance-based restricted units and restricted stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022, and 2021:

(Amounts in thousands)	2023	2022	2021
Cost of goods sold	$2,579	$2,680	$1,931
Selling, general and administrative expenses	19,080	21,478	18,522
Total stock-based compensation expense	$21,659	$24,158	$20,453
The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2023, 2022, and 2021:

(Amounts in thousands)	2023	2022	2021
Stock options	$4,314	$3,204	$2,908
Restricted stock	6,988	5,846	5,177
Performance-based restricted stock units	8,308	13,307	11,017
Non-employee director restricted stock	2,049	1,801	1,351
Total stock-based compensation expense	$21,659	$24,158	$20,453

Advanced Drainage Systems, Inc.
2017 Omnibus Plan
The 2017 Omnibus Plan Incentive Plan, as amended in July 2021, (the “2017 Omnibus Plan”) provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 2.3 million shares available for awards as of March 31, 2023.
Stock Options - Stock option awards are measured based on the grant date estimated fair value of each award. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimating the fair value of stock options:

	2023	2022	2021
Common stock price	$99.29	$105.82	$41.97 - $71.55
Expected stock price volatility	41.1%	41.0%	35.5% - 36.3%
Risk-free interest rate	2.9%	1.1%	0.4% - 0.6%
Weighted-average expected life (years)	6.0	6.0	6.0
Dividend yield	0.48%	0.3%	0.5% - 0.9%
The stock option activity for the fiscal year ended March 31, 2023 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	944	$37.48	7.1
Granted	134	99.29	—
Exercised	(116)	31.96	—
Forfeited	(13)	63.13	—
Outstanding at end of year	949	46.57	6.5
Vested at end of year	676	31.25	5.7
Unvested at end of year	273	84.46	1.8
Fair value of options granted during the year		$41.45
As of March 31, 2023, there was a total of $5.5 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Omnibus Plan, as amended, that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.8 years. All outstanding options are expected to vest. The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2023 was $39.7 million and $36.4 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2023, 2022, and 2021 were $11.2 million, $6.8 million and $4.0 million, respectively.
Restricted Stock - The information about the unvested restricted stock grants as of March 31, 2023 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	245	$58.68
Granted	119	100.04
Vested	(176)	51.08
Forfeited	(5)	83.97
Unvested at end of year	183	$92.27
At March 31, 2023, there was approximately $9.9 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.8 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2023, 2022 and 2021 was $9.0 million, $7.0

Advanced Drainage Systems, Inc.
million and $3.6 million, respectively. The fair value of restricted stock is based on the fair value of the Company’s common stock at the date of grant.
Performance-based Restricted Units (“performance units”) - The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	404	$46.34
Granted	82	99.29
Added by Performance Factor	255	33.62
Vested	(527)	32.60
Forfeited	—	—
Unvested at end of year	214	$78.09
At March 31, 2023, there was approximately $7.3 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.6 years. For the performance units granted in fiscal 2023, 2022 and 2021, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free cash flow or cash flows from operations for the performance period. The performance units each have a 3-year performance period. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied. The fair value of performance-based restricted stock units is based on the fair value of the Company’s common stock at the date of grant.
2000 and 2013 Stock Option Plans
2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) generally provided for grants of stock options with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2023.
2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) generally provided for grants of stock options with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2023.
The stock option activity for the fiscal year ended March 31, 2023 is summarized as follows:

	2000 Plan			2013 Plan
(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	13	$15.00	1.7	214	$20.72	3.0
Granted	—	—	—	—	—	—
Exercised	(6)	14.02	—	(110)	17.43	—
Forfeited	—	—	—	(2)	24.20	—
Outstanding at end of year	7	15.74	1.0	102	24.20	3.0
Vested at end of year	7	15.74	1.0	102	24.20	3.0
Unvested at end of year	—	$—	—	—	$—	—
For the 2000 Plan, the aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2023 was $0.5 million and $0.5 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2023, 2022, and 2021 were $0.8 million, $2.4 million and $2.1 million, respectively.

Advanced Drainage Systems, Inc.
For the 2013 Plan, the aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2023 was $6.1 million and $6.1 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2023, 2022, and 2021 were $9.6 million, $10.8 million and $15.2 million, respectively.
15.    INCOME TAXES
The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2023	2022	2021
United States	$630,895	$355,763	$291,296
Foreign	26,205	27,748	20,975
Total	$657,100	$383,511	$312,271
The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2023	2022	2021
Current:
Federal	$123,392	$76,220	$76,986
State and local	29,605	23,484	17,189
Foreign	7,383	8,143	5,921
Total current tax expense	160,380	107,847	100,096
Deferred:
Federal	(4,674)	6,629	(12,250)
State and local	(4,480)	(3,159)	(1,269)
Foreign	(637)	(1,246)	(195)
Total deferred tax expense (benefit)	(9,791)	2,224	(13,714)
Total Income tax expense	$150,589	$110,071	$86,382
For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
ESOP stock appreciation and ESOP dividends	(0.2)	4.3	2.7
State and local taxes—net of federal income tax benefit	3.3	4.2	3.9
Stock-based compensation	(2.0)	(2.9)	(1.4)
Executive compensation	1.2	2.6	1.5
Other	(0.4)	(0.5)	—
Effective rate	22.9%	28.7%	27.7%
Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2023	2022
Net non-current deferred tax assets	$1,828	$1,111
Net non-current deferred tax liabilities	159,056	168,435

Advanced Drainage Systems, Inc.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2023	2022
Deferred tax assets:
Stock-based compensation	$4,342	$5,736
Operating lease liabilities	13,375	13,702
Other	19,718	12,243
Total deferred tax assets	37,435	31,681
Less: valuation allowance	(394)	(269)
Total net deferred tax assets	37,041	31,412
Deferred tax liabilities:
Intangible assets	82,327	94,834
Property, plant and equipment	90,188	82,193
Operating lease assets	13,202	13,540
Goodwill	8,168	6,824
Other	384	1,345
Total deferred tax liabilities	194,269	198,736
Net deferred tax liabilities	$157,228	$167,324
A reconciliation of the balance of unrecognized tax benefits for the years ended March 31 is as follows:

(Amounts in thousands)	2023	2022	2021
Balance at beginning of year	$746	$1,686	$3,343
Tax positions taken in current year	903	—	—
Decreases in tax positions for prior years	(56)	(118)	—
Increases in tax positions for prior years	1,100	—	105
Settlements	(115)	—	(284)
Lapse of statute of limitations	(134)	(817)	(1,640)
Foreign translation adjustment	7	(5)	162
Balance at end of year	$2,451	$746	$1,686
Included in the balance of unrecognized tax benefits at March 31, 2023, 2022, and 2021 were $1.9 million, $0.7 million and $1.7 million, respectively, of tax benefits that if recognized would favorably affect the Company’s effective tax rate.
There is no short-term portion of unrecognized tax benefit at March 31, 2023 recorded on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $0.1 million and $0.2 million at March 31, 2023 and 2022, respectively. The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months because of audits or settlements with the tax authorities. The Company does not believe a change will have a material impact on its financial position or its results of operations.
The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2020 through March 31, 2023. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2019 through March 31, 2023. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2019 through March 31, 2023.
As of March 31, 2023, the Company intends to repatriate earnings from Canada and believes that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes. No deferred tax liability has been recognized as of March 31, 2023. The Company has approximately $25.1 million of undistributed earnings from other foreign entities that are intended to be reinvested indefinitely with the

Advanced Drainage Systems, Inc.
exception of cash dividends paid by the Company’s ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.
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
For the fiscal years ended March 31, 2022 and 2021, the Company was required to apply the two-class method to compute both basic and diluted net income per share. Holders of redeemable convertible preferred stock participated in dividends on an as-converted basis when declared on common stock. As a result, redeemable convertible preferred stock met the definition of participating securities. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. Potential common stock equivalents are only included in the calculations when their effect is dilutive. The Company was not required to apply the two-class method to compute net income per share for the fiscal year ended March 31, 2023.
The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2023, 2022, and 2021, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2023	2022	2021
NET INCOME PER SHARE — BASIC:
Net income attributable to ADS	$507,086	$271,331	$224,230
Adjustment for:
Dividends paid to participating securities	—	(5,940)	(5,591)
Net income available to common stockholders and participating securities	507,086	265,391	218,639
Undistributed income allocated to participating securities	—	(35,859)	(33,251)
Net income available to common stockholders — Basic	507,086	229,532	185,388
Weighted average number of common shares outstanding — Basic	82,315	71,276	70,155
Net income per common share — Basic	$6.16	$3.22	$2.64
NET INCOME PER SHARE — DILUTED:
Net income available to common stockholders — Diluted	507,086	229,532	185,388
Weighted average number of common shares outstanding — Basic	82,315	71,276	70,155
Assumed restricted stock - nonparticipating	112	245	247
Assumed exercise of stock options	672	882	844
Assumed performance units	237	508	320
Weighted average number of common shares outstanding — Diluted	83,336	72,911	71,566
Net income per common share —Diluted	$6.08	$3.15	$2.59
Potentially dilutive securities excluded as anti-dilutive	34	12,925	14,594
Stockholders’ Equity - The Company repurchased 6.1 million and 2.6 million shares of common stock at a cost of $576.3 million and $292.0 million during the fiscal year March 31, 2023 and 2022, respectively. The repurchases were made under the Board of Directors’ February 2022 authorization to repurchase $1.0 billion (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

Advanced Drainage Systems, Inc.
17.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of March 31, 2023. The Company also enters into equipment purchase contracts with manufacturers.
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
18.    OTHER ACCRUED LIABILITIES
Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2023	2022
Accrued payroll, bonus and commissions	$49,416	$52,822
Accrued rebate liability(a)	25,363	24,331
Operating lease liabilities	14,370	14,203
Accrued interest expense	9,520	1,500
Self-insurance liabilities	7,814	7,048
Other	35,917	34,973
Total accrued liabilities	$142,400	$134,877
(a)    Accrued rebate liability represents the Company’s estimated rebates to be paid to customers.
19.    BUSINESS SEGMENT INFORMATION
ADS operates its business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator.” “Allied Products & Other” represents the Company’s Allied Products and all other segments. The Chief Operating Decision Maker (“CODM”) reviews financial information and makes operational decisions based on Net Sales and Segment Adjusted Gross Profit. The Company calculates Segment Adjusted Gross Profit as net sales less costs of goods sold, depreciation and amortization, stock-based compensation and certain other expenses. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.
Pipe – The Pipe segment manufactures and markets high performance thermoplastic corrugated pipe throughout the United States. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, buying groups and co-ops, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors. Products include single wall pipe, N-12 HDPE pipe sold into the storm sewer, infrastructure and agriculture markets, high performance polypropylene pipe sold into the Storm sewer, Infrastructure and sanitary sewer markets. Products are designed primarily for stormwater management in the construction and infrastructure marketplace across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure.
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

Advanced Drainage Systems, Inc.
The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also purchase the Company’s broad line of Allied Products & Other for sales internationally.
Allied Products & Other – Allied Products & Other manufactures and markets products complementary to Pipe products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, Cultec, water quality filters and structures, Fittings, and FleXstorm. The Company aggregates operating segments within the Allied Products & Other segment disclosure. None of the operating segments within the Allied Products & Other businesses segment disclosure exceeds the quantitative thresholds for separate segment reporting.
The following tables set forth reportable segment information with respect to the amount of Net sales for the fiscal years ended March 31:

	2023
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,758,961	$(41,772)	$1,717,189
Infiltrator	523,643	(81,363)	442,280
International
International - Pipe	179,898	(19,215)	160,683
International - Allied Products & Other	59,170	—	59,170
Total International	239,068	(19,215)	219,853
Allied Products & Other	700,319	(8,520)	691,799
Intersegment Eliminations	(150,870)	150,870	—
Total Consolidated	$3,071,121	$—	$3,071,121

	2022
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,555,248	$(15,814)	$1,539,434
Infiltrator	551,906	(91,406)	460,500
International
International - Pipe	171,525	(19,430)	152,095
International - Allied Products & Other	53,217	—	53,217
Total International	224,742	(19,430)	205,312
Allied Products & Other	569,352	(5,283)	564,069
Intersegment Eliminations	(131,933)	131,933	—
Total Consolidated	$2,769,315	$—	$2,769,315

	2021
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,059,200	$(6,280)	$1,052,920
Infiltrator	397,813	(68,669)	329,144
International
International - Pipe	121,468	(6,589)	114,879
International - Allied Products & Other	43,390	—	43,390
Total International	164,858	(6,589)	158,269
Allied Products & Other	442,447	—	442,447
Intersegment Eliminations	(81,538)	81,538	—
Total Consolidated	$1,982,780	$—	$1,982,780

Advanced Drainage Systems, Inc.
The following sets forth certain financial information for the fiscal years ended March 31:

(Amounts in thousands)	2023	2022	2021
Segment adjusted gross profit
Pipe	$532,551	$353,182	$322,846
Infiltrator	233,580	231,825	191,163
International	61,681	58,822	49,921
Allied Products & Other	376,299	284,091	225,052
Intersegment Eliminations	924	(28)	(503)
Total	$1,205,035	$927,892	$788,479
Depreciation and amortization
Pipe	$53,263	$49,601	$46,078
Infiltrator	20,187	14,021	12,468
International	5,260	5,464	5,430
Allied Products & Other(a)	66,439	72,722	81,610
Total	$145,149	$141,808	$145,586
Capital expenditures
Pipe	$100,939	$64,660	$17,135
Infiltrator	42,166	72,435	54,024
International	5,854	3,301	1,627
Allied Products & Other(a)	17,954	8,687	5,971
Total	$166,913	$149,083	$78,757
(a)    Includes depreciation and amortization and capital expenditures not allocated to a reportable segment.
Reconciliation of Gross Profit to Segment Adjusted Gross Profit

(Amounts in thousands)	2023	2022	2021
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$1,118,408	$800,384	$690,082
Depreciation and amortization	84,048	71,705	66,408
ESOP and stock-based compensation expense	2,579	36,622	31,792
ESOP acceleration compensation	—	19,181	—
COVID-19 related expenses (a)	—	—	197
Total Segment Adjusted Gross Profit	$1,205,035	$927,892	$788,479
(a)    Represents the Company’s pandemic pay expense related to the COVID-19 pandemic.
Geographic Sales and Assets Information
Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2023	2022	2021
Net Sales
North America	$3,045,413	$2,746,521	$1,966,947
Other	25,708	22,794	15,833
Total	$3,071,121	$2,769,315	$1,982,780

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2023	2022
Long-Lived Assets (a)
North America	$742,755	$628,985
Other	17,858	12,463
Total	$760,613	$641,448
(a)    For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
20.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information — cash paid:
Interest	$60,463	$32,837	$37,614
Income taxes	166,955	106,355	97,636

(Amounts in thousands)	2023	2022	2021
Supplemental disclosures of noncash investing and financing activities:
Purchases of plant, property, and equipment included in accounts payable	$24,596	$18,328	$6,754
Share repurchase excise tax accrual	1,287	—	—
Accrued withholding taxes on vesting of restricted stock units	—	2,669	—
ESOP distributions in common stock	—	45,560	28,585
Lease obligations retired upon disposition of leased assets	498	589	1,940
21.    SUBSEQUENT EVENTS
Dividends on Common Stock - During the first quarter of fiscal 2024, the Company declared a quarterly cash dividend of $0.14 per share of common stock. The dividend is payable on June 15, 2023 to stockholders of record at the close of business on June 1, 2023.
Divestiture - On April 14, 2023, the Company completed its divestiture of substantially all of the assets of Spartan Concrete, Inc. to a third party purchaser for consideration of $20 million. The Company sold Spartan to focus on its core products. Prior to the divestiture, the Company recorded the results of operations in Allied & Other.
* * * * * *

SCHEDULE II
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2023, 2022 and 2021 (in thousands):
Allowance for Credit Losses:

Fiscal Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	CECL Adoption (1)	Charged to other accounts (2)	Deductions	Balance at end of period
2023	$8,198	$687	$—	$8	$(665)	$8,227
2022	5,323	3,237	—	123	(485)	8,198
2021	5,035	1,338	779	99	(1,928)	5,323
(1)Amount represents the impact of the adoption of current expected credit loss model (“CECL”) required by ASU 2016-13.
(2)Amounts represent the impact of foreign currency translation.