Form 10-Q
period 2023-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2023-08-03
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2023, the registrant had 78,692,236 shares of common stock outstanding, which excludes 234,762 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$366,104	$217,128
Receivables (less allowance for doubtful accounts of $6,734 and $8,227, respectively)	342,338	306,945
Inventories	434,631	463,994
Other current assets	25,450	29,422
Total current assets	1,168,523	1,017,489
Property, plant and equipment, net	747,312	733,059
Other assets:
Goodwill	620,428	620,193
Intangible assets, net	394,837	407,627
Other assets	117,569	122,757
Total assets	$3,048,669	$2,901,125
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$13,806	$14,693
Current maturities of finance lease obligations	10,447	8,541
Accounts payable	205,591	210,111
Other accrued liabilities	137,511	142,400
Accrued income taxes	52,232	3,057
Total current liabilities	419,587	378,802
Long-term debt obligations (less unamortized debt issuance costs of $11,293 and $11,804, respectively)	1,266,797	1,269,391
Long-term finance lease obligations	28,795	32,272
Deferred tax liabilities	158,942	159,056
Other liabilities	62,682	66,744
Total liabilities	1,936,803	1,906,265
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 9,132 and 9,429 shares outstanding, respectively	148,397	153,220
Total mezzanine equity	148,397	153,220
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 79,651 and 79,057 shares issued, respectively; 69,541 and 69,518 shares outstanding, respectively	11,654	11,647
Paid-in capital	1,147,449	1,134,864
Common stock in treasury, at cost	(977,812)	(920,999)
Accumulated other comprehensive loss	(25,399)	(27,580)
Retained earnings	788,780	626,215
Total ADS stockholders’ equity	944,672	824,147
Noncontrolling interest in subsidiaries	18,797	17,493
Total stockholders’ equity	963,469	841,640
Total liabilities, mezzanine equity and stockholders’ equity	$3,048,669	$2,901,125
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Net sales	$778,046	$914,186
Cost of goods sold	446,586	562,079
Gross profit	331,460	352,107
Operating expenses:
Selling, general and administrative	86,511	86,520
(Gain) loss on disposal of assets and costs from exit and disposal activities	(13,304)	303
Intangible amortization	12,802	13,677
Income from operations	245,451	251,607
Other expense:
Interest expense	21,712	11,072
Derivative gains and other income, net	(3,549)	(1,902)
Income before income taxes	227,288	242,437
Income tax expense	55,058	55,065
Equity in net income of unconsolidated affiliates	(1,675)	(1,110)
Net income	173,905	188,482
Less: net income attributable to noncontrolling interest	253	1,336
Net income attributable to ADS	$173,652	$187,146
Weighted average common shares outstanding:
Basic	78,908	83,144
Diluted	79,634	84,389
Net income per share:
Basic	$2.20	$2.25
Diluted	$2.18	$2.22
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2023	2022
Net income	$173,905	$188,482
Currency translation gain (loss)	3,232	(3,898)
Comprehensive income	177,137	184,584
Less: other comprehensive income attributable to noncontrolling interest	1,051	5
Less: net income attributable to noncontrolling interest	253	1,336
Total comprehensive income attributable to ADS	$175,833	$183,243
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$173,905	$188,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,240	35,578
Deferred income taxes	573	(1,272)
(Gain) loss on disposal of assets and costs from exit and disposal activities	(13,304)	303
Stock-based compensation	6,903	6,273
Amortization of deferred financing charges	511	344
Fair market value adjustments to derivatives	(36)	(90)
Equity in net income of unconsolidated affiliates	(1,675)	(1,110)
Other operating activities	501	(3,535)
Changes in working capital:
Receivables	(33,406)	(79,616)
Inventories	30,860	8,039
Prepaid expenses and other current assets	(3,699)	(4,840)
Accounts payable, accrued expenses, and other liabilities	45,594	101,209
Net cash provided by operating activities	243,967	249,765
Cash Flows from Investing Activities
Capital expenditures	(42,078)	(36,189)
Proceeds from disposition of assets	19,979	—
Acquisition, net of cash acquired	—	(47,492)
Other investing activities	155	13
Net cash used in investing activities	(21,944)	(83,668)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,750)	(1,750)
Proceeds from Revolving Credit Agreement	—	26,200
Payments on Revolving Credit Agreement	—	(140,500)
Proceeds from Amended Revolving Credit Agreement	—	97,000
Payments on Amended Revolving Credit Agreement	—	(97,000)
Proceeds from Senior Notes due 2030	—	500,000
Debt issuance costs	—	(11,575)
Payments on Equipment Financing	(2,256)	(3,548)
Payments on finance lease obligations	(2,769)	(1,721)
Repurchase of common stock	(47,778)	(57,699)
Cash dividends paid	(11,084)	(10,170)
Proceeds from exercise of stock options	867	1,249
Payment of withholding taxes on vesting of restricted stock units	(8,742)	(22,809)
Net cash (used in) provided by financing activities	(73,512)	277,677
Effect of exchange rate changes on cash	465	(203)
Net change in cash	148,976	443,571
Cash at beginning of period	217,128	20,125
Cash at end of period	$366,104	$463,696
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,553	$5,055
Cash paid for interest	8,499	4,714
Non-cash operating, investing and financing activities:
Repurchase of common stock pending settlement	—	9,662
Share repurchase excise tax accrual	293	—
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	944	1,754
Balance in accounts payable for the acquisition of property, plant and equipment	19,781	16,881
c
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	187,146	187,146	1,336	188,482	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(3,903)	—	(3,903)	5	(3,898)	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(10,200)	(10,200)	—	(10,200)	—	—	—	—	—
Share repurchases	—	—	—	772	(67,361)	—	—	(67,361)	—	(67,361)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	403	4	6,552	—	—	—	—	6,556	—	6,556	(403)	(6,556)	—	—	(6,556)
Exercise of common stock options	67	1	1,248	—	—	—	—	1,249	—	1,249	—	—	—	—	—
Restricted stock awards	81	1	—	24	(2,458)	—	—	(2,457)	—	(2,457)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation expense	—	—	6,273	—	—	—	—	6,273	—	6,273	—	—	—	—	—
Balance at June 30, 2022	76,607	$11,623	$1,079,701	$4,221	$(408,861)	$(28,289)	$335,822	$989,996	$17,963	$1,007,959	11,619	$188,828	—	—	$188,828
Balance at April 1, 2023	79,057	$11,647	$1,134,864	$9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	—	—	$153,220
Net income	—	—	—	—	—	—	173,652	173,652	253	173,905	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	2,181	—	2,181	1,051	3,232	—	—	—	—	—
Common stock dividends ($0.14 per share)	—	—	—	—	—	—	(11,087)	(11,087)	—	(11,087)	—	—	—	—	—
Share repurchases	—	—	—	474	(48,071)	—	—	(48,071)	—	(48,071)	—	—	—	—	—
KSOP redeemable common stock conversion	297	3	4,820	—	—	—	—	4,823	—	4,823	(297)	(4,823)	—	—	(4,823)
Exercise of common stock options	21	1	866	—	—	—	—	867	—	867	—	—	—	—	—
Restricted stock awards	76	1	—	25	(2,346)	—	—	(2,345)	—	(2,345)	—	—	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—	—	—
Stock-based compensation expense	—	—	6,903	—	—	—	—	6,903	—	6,903	—	—	—	—	—
Other	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—	—	—
Balance at June 30, 2023	79,651	$11,654	$1,147,449	10,110	$(977,812)	$(25,399)	$788,780	$944,672	$18,797	$963,469	9,132	$148,397	—	—	$148,397

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplace. ADS’s products are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications.
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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2023 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2023 (“Fiscal 2023 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2023 and the results of operations for the three months ended June 30, 2023 and cash flows for the three months ended June 30, 2023. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2023 Form 10-K.
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
Recent Accounting Guidance - There have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2023 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.
2.GAIN ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
On April 14, 2023, the Company completed its divestiture of substantially all of the assets of Spartan Concrete, Inc. to a third party purchaser for consideration of $20.0 million. The Company recognized a gain on the sale of $14.9 million on the Condensed Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in Allied & Other.
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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	June 30, 2023	March 31, 2023
Contract asset - product returns	$1,167	$933
Refund liability	3,857	2,664
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
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	June 30, 2023	March 31, 2023
Raw materials	$98,665	$108,206
Finished goods	335,966	355,788
Total inventories	$434,631	$463,994
6.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2023	2022
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$173,652	$187,146
Weighted average number of common shares outstanding – Basic	78,908	83,144
Net income per common share – Basic	$2.20	$2.25
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$173,652	$187,146
Weighted average number of common shares outstanding – Basic	78,908	83,144
Assumed restricted stock	52	147
Assumed exercise of stock options	577	757
Assumed performance units	97	341
Weighted average number of common shares outstanding – Diluted	79,634	84,389
Net income per common share – Diluted	$2.18	$2.22
Potentially dilutive securities excluded as anti-dilutive	1	24
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured

Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both June 30, 2023 and March 31, 2023, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of June 30, 2023. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of June 30, 2023 and March 31, 2023, the outstanding principal balances of the South American Joint Venture’s credit facility including letters of credit were $4.5 million and $5.5 million, respectively. As of June 30, 2023, there were no U.S. dollar denominated loans. The weighted average interest rate as of June 30, 2023 was 11.8% on Chilean peso denominated loans.
8.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	June 30, 2023	March 31, 2023
Term Loan Facility	$425,500	$427,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	16,396	18,638
Total	1,291,896	1,295,888
Less: Unamortized debt issuance costs	11,293	11,804
Less: Current maturities	13,806	14,693
Long-term debt obligations	$1,266,797	$1,269,391
Senior Secured Credit Facilities – In May 2022, the Company entered into a Second Amendment (the "Second Amendment") to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the "Amended Revolving Credit Facility") from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at June 30, 2023 and March 31, 2023 amounted to $11.2 million and $9.7 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing – The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.6% as of June 30, 2023. The current portion of the equipment financing is $6.8 million, and the long-term portion is $9.6 million at June 30, 2023.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	June 30, 2023		March 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$332,371	$350,000	$333,970	$350,000
Senior Notes due 2030	493,510	500,000	496,605	500,000
Equipment Financing	15,828	16,396	17,921	18,638
Total fair value	$841,709	$866,396	$848,496	$868,638
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
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of June 30, 2023. The Company also enters into equipment purchase contracts with manufacturers.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2023 and 2022, the Company utilized an effective tax rate of 24.2% and 22.7%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three months ended June 30, 2023 and 2022. Additionally, the discrete income tax benefit related to the stock-based compensation windfall decreased the effective tax rate for the three months ended June 30, 2022.
11.STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,
(In thousands)	2023	2022
Component of income before income taxes:
Cost of goods sold	$813	$674
Selling, general and administrative expenses	6,090	5,599
Total stock-based compensation expense	$6,903	$6,273

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended June 30,
(In thousands)	2023	2022
Stock-based compensation expense:
Stock Options	$1,434	$1,279
Restricted Stock	2,027	1,761
Performance-based Restricted Stock Units	2,884	2,740
Non-Employee Directors	558	493
Total stock-based compensation expense	$6,903	$6,273
2017 Omnibus Incentive Plan - The 2017 Incentive Plan provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards.
Restricted Stock – During the three months ended June 30, 2023, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $11.0 million.
Performance-based Restricted Stock Units ("Performance Units") – During the three months ended June 30, 2023, the Company granted 0.1 million performance share units at a grant date fair value of $8.7 million.
Options – During the three months ended June 30, 2023, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.4 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Three Months Ended June 30, 2023
Common stock price	$96.51
Expected stock price volatility	45.6%
Risk-free interest rate	3.8%
Weighted-average expected option life (years)	6
Dividend yield	0.58%

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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	June 30, 2023			June 30, 2022
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$428,572	$(8,144)	$420,428	$524,857	$(9,874)	$514,983
Infiltrator	141,486	(18,578)	122,908	166,290	(28,906)	137,384
International
International - Pipe	37,178	(528)	36,650	53,419	(5,859)	47,560
International - Allied Products & Other	15,598	—	15,598	18,095	—	18,095
Total International	52,776	(528)	52,248	71,514	(5,859)	65,655
Allied Products & Other	183,445	(983)	182,462	198,909	(2,745)	196,164
Intersegment Eliminations	(28,233)	28,233	—	(47,384)	47,384	—
Total Consolidated	$778,046	$—	$778,046	$914,186	$—	$914,186
The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended June 30,
(In thousands)	2023	2022
Segment Adjusted Gross Profit
Pipe	$160,649	$168,579
Infiltrator	74,264	75,794
International	16,029	20,484
Allied Products & Other	106,185	109,041
Intersegment Eliminations	(2,055)	(815)
Total	$355,072	$373,083
Depreciation and Amortization
Pipe	$14,728	$12,865
Infiltrator	5,358	4,867
International	1,238	1,371
Allied Products & Other(a)	15,916	16,475
Total	$37,240	$35,578
Capital Expenditures
Pipe	$29,604	$20,274
Infiltrator	5,454	12,532
International	1,149	913
Allied Products & Other(a)	5,871	2,470
Total	$42,078	$36,189
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

	Three Months Ended June 30,
(In thousands)	2023	2022
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$331,460	$352,107
Depreciation and Amortization	22,799	20,302
Stock-based compensation expense	813	674
Total Segment Adjusted Gross Profit	$355,072	$373,083

13.SUBSEQUENT EVENTS
Common Stock Dividend - During the second quarter of fiscal 2024, the Company declared a quarterly cash dividend of $0.14 per share of common stock. The dividend is payable on September 15, 2023 to stockholders of record at the close of business on September 1, 2023.

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
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2024 refers to fiscal 2024, which is the period from April 1, 2023 to March 31, 2024.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2023 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2023. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section below entitled “Forward Looking Statements.”
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
Executive Summary
First Quarter Fiscal 2024 Results
•Net sales decreased 14.9% to $778.0 million
•Net income decreased 7.7% to $173.9 million
•Net income per diluted share decreased 1.7% to $2.18
•Adjusted EBITDA, a non-GAAP measure, decreased 5.9% to $281.3 million
•Cash provided by operating activities decreased 2.3% to $244.0 million
•Free cash flow, a non-GAAP measure, decreased 5.5% to $201.9 million
Net sales decreased $136.1 million, or 14.9%, to $778.0 million, as compared to $914.2 million in the prior year quarter. Domestic pipe sales decreased $96.3 million, or 18.3%, to $428.6 million. Domestic allied products & other sales decreased $15.5 million, or 7.8%, to $183.4 million. Infiltrator sales decreased $24.8 million, or 14.9%, to $141.5 million. The decrease in domestic net sales was primarily driven by lower demand in the U.S. construction end markets. International sales decreased $18.7 million, or 26.2%, to $52.8 million.
Gross profit decreased $20.6 million, or 5.9%, to $331.5 million as compared to $352.1 million in the prior year. The decrease in gross profit is primarily due to the decrease in volume and higher manufacturing costs, partially offset by favorable pricing and material costs.
Adjusted EBITDA, a non-GAAP measure, decreased $17.7 million, or 5.9%, to $281.3 million, as compared to $299.0 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 36.2% as compared to 32.7% in the prior year.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended June 30,
(In thousands)	2023		2022
Net sales	$778,046	100.0%	$914,186	100.0%
Cost of goods sold	446,586	57.4	562,079	61.5
Gross profit	331,460	42.6	352,107	38.5
Selling, general and administrative	86,511	11.1	86,520	9.5
(Gain) loss on disposal of assets and costs from exit and disposal activities	(13,304)	(1.7)	303	—
Intangible amortization	12,802	1.6	13,677	1.5
Income from operations	245,451	31.5	251,607	27.5
Interest expense	21,712	2.8	11,072	1.2
Derivative gains and other income, net	(3,549)	(0.5)	(1,902)	(0.2)
Income before income taxes	227,288	29.2	242,437	26.5
Income tax expense	55,058	7.1	55,065	6.0
Equity in net income of unconsolidated affiliates	(1,675)	(0.2)	(1,110)	(0.1)
Net income	173,905	22.4	188,482	20.6
Less: net income attributable to noncontrolling interest	253	—	1,336	0.1
Net income attributable to ADS	$173,652	22.3%	$187,146	20.5%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended June 30, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$420,428	$514,983	$(94,555)	(18.4)%
Infiltrator	122,908	137,384	(14,476)	(10.5)
International	52,248	65,655	(13,407)	(20.4)
Allied Products & Other	182,462	196,164	(13,702)	(7.0)
Total Consolidated	$778,046	$914,186	$(136,140)	(14.9)%
Our consolidated Net sales for the three months ended June 30, 2023 decreased by $136.1 million, or 14.9%, compared to the same period in fiscal 2023. The decrease in Net sales was primarily a result of lower volume at our domestic Pipe and Infiltrator segments. The decrease in our International segment was driven by volume decreases in the Canadian and Mexican businesses. The decrease in Allied Products & Other was driven primarily by volume decreases partially offset by improvements in price/mix.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended June 30, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$145,256	$155,099	$(9,843)	(6.3)%
Infiltrator	68,867	70,869	(2,002)	(2.8)
International	14,791	19,109	(4,318)	(22.6)
Allied Products & Other	104,601	107,845	(3,244)	(3.0)
Intersegment eliminations	(2,055)	(815)	(1,240)	152.1
Total gross profit	$331,460	$352,107	$(20,647)	(5.9)%

Our consolidated Cost of goods sold for the three months ended June 30, 2023 decreased by $115.5 million, or 20.5%, and our consolidated Gross profit decreased by $20.6 million, or 5.9%, compared to the same period in fiscal 2023. The decrease in our gross profit was primarily due to a decrease in volume and lower material and transportation costs.
Selling, general and administrative expenses

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Selling, general and administrative expenses	$86,511	$86,520
% of Net sales	11.1%	9.5%
Selling, general and administrative expenses for three months ended June 30, 2023 decreased from the same period in fiscal 2023 and as a percentage of sales, increased by 1.6%. The increase in Selling, general and administrative expenses as a percentage of revenue is the result of increased headcount and decreased sales.

(Gain) loss on disposal of assets and costs from exit and disposal activities - The gain on disposal of assets in the current year was due to the sale of Spartan Concrete.
Interest expense - Interest expense increased $10.6 million in the three months ended June 30, 2023 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels and an increase in interest rates.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended June 30,
	2023	2022
Effective tax rate	24.2%	22.7%
The change in the effective tax rate for the three months ended June 30, 2023 was primarily related to the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 10. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended June 30,
(In thousands)	2023	2022
Net income	$173,905	$188,482
Depreciation and amortization	37,240	35,578
Interest expense	21,712	11,072
Income tax expense	55,058	55,065
EBITDA	287,915	290,197
(Gain) loss on disposal of assets and costs from exit and disposal activities	(13,304)	303
Stock-based compensation expense	6,903	6,273
Transaction costs(a)	1,972	1,715
Interest income	(3,489)	(117)
Other adjustments(b)	1,316	672
Adjusted EBITDA	$281,313	$299,043
Adjusted EBITDA Margin	36.2%	32.7%
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
Free Cash Flow - Free cash flow is a non-GAAP financial measure that comprises cash flow from operations less capital expenditures and is used by management and our Board of Directors to assess our ability to generate cash. Accordingly, free cash flow has been presented as a supplemental measure of liquidity that is not required by, or presented in accordance with GAAP, because management believes that free cash flow provides useful information to investors and others in understanding and evaluating our ability to generate cash flow from operations after capital expenditures. Free cash flow is not a GAAP measure of our liquidity and should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or any other liquidity measure derived in accordance with GAAP. Our measure of free cash flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$243,967	$249,765
Capital expenditures	(42,078)	(36,189)
Free Cash Flow	$201,889	$213,576
The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	June 30, 2023
Total debt (debt and finance lease obligations)	$1,319,845
Cash	366,104
Net debt (total debt less cash)	953,741
Leverage Ratio	1.1

The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	June 30, 2023
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(11,150)
Revolver available liquidity	$588,850
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of June 30, 2023, we had $955.0 million in liquidity, including $366.1 million of cash, $588.9 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $748.9 million as of June 30, 2023, from $638.7 million as of March 31, 2023. The increase in working capital is primarily due to an increase in cash and increase in accounts receivable due to seasonality partially offset by an increase in accrued taxes due to the timing of payments and a planned decrease in inventory.

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$243,967	$249,765
Net cash used in investing activities	(21,944)	(83,668)
Net cash (used in) provided by financing activities	(73,512)	277,677
Operating Cash Flows – Cash flows from operating activities decreased $5.8 million during the three months ended June 30, 2023 primarily driven by changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the three months ended June 30, 2023 decreased by $61.7 million compared to the same period in fiscal 2023. The decrease in cash used in investing activities was primarily due to the acquisition of Cultec, Inc. in fiscal 2023.
Capital expenditures totaled $42.1 million and $36.2 million for the three months ended June 30, 2023 and 2022, respectively. Our capital expenditures for the three months ended June 30, 2023 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $200 to $225 million in fiscal year 2024, including approximately $115 million of open orders as of June 30, 2023. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the three months ended June 30, 2023, cash used in financing activities included the repurchase of common stock of $47.8 million, $11.1 million of dividend payments, and $8.7 million for shares withheld for tax purposes.
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
Cash held by Foreign Subsidiaries - As of June 30, 2023, we had $9.4 million in cash that was held by our foreign subsidiaries, including $2.0 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.

Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2023 Form 10-K. We are in compliance with our debt covenants as of June 30, 2023.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2023, our South American Joint Venture had approximately $4.5 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2023 Form 10-K, except as disclosed in "Note 1. Background and Summary of Significant Accounting Policies.”
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
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes; and

•other risks and uncertainties, including those listed under “Item 1A. Risk Factors.” in the Fiscal 2023 Form 10-K.
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
Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2023 Form 10-K except as disclosed below.
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.2 million based on our borrowings as of June 30, 2023. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.2 million, for the twelve months ended June 30, 2023.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures - The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A.     Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2023 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2023 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Form 10-Q.
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. During the three months ended June 30, 2023, the Company repurchased 0.5 million shares of common stock at a cost of $47.8 million. As of June 30, 2023, approximately $377.2 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
April 1, 2023 to April 30, 2023	—	$—	—	$424,973
May 1, 2023 to May 31, 2023	216	96.50	216	404,149
June 1, 2023 to June 30, 2023	258	104.43	258	377,195
Total	474	$100.82	474	$377,195
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2023

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer