Form 10-Q
period 2023-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2023-11-02
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2023, the registrant had 77,907,836 shares of common stock outstanding, which excludes 210,182 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$470,409	$217,128
Receivables (less allowance for doubtful accounts of $6,678 and $8,227, respectively)	352,562	306,945
Inventories	385,090	463,994
Other current assets	23,855	29,422
Total current assets	1,231,916	1,017,489
Property, plant and equipment, net	773,993	733,059
Other assets:
Goodwill	620,165	620,193
Intangible assets, net	382,050	407,627
Other assets	129,850	122,757
Total assets	$3,137,974	$2,901,125
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$12,950	$14,693
Current maturities of finance lease obligations	11,698	8,541
Accounts payable	223,536	210,111
Other accrued liabilities	158,784	142,400
Accrued income taxes	20,899	3,057
Total current liabilities	427,867	378,802
Long-term debt obligations (less unamortized debt issuance costs of $10,782 and $11,804, respectively)	1,264,197	1,269,391
Long-term finance lease obligations	31,729	32,272
Deferred tax liabilities	159,060	159,056
Other liabilities	72,942	66,744
Total liabilities	1,955,795	1,906,265
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 8,206 and 9,429 shares outstanding, respectively	133,349	153,220
Total mezzanine equity	133,349	153,220
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 80,635 and 79,057 shares issued, respectively; 70,018 and 69,518 shares outstanding, respectively	11,663	11,647
Paid-in capital	1,173,574	1,134,864
Common stock in treasury, at cost	(1,039,717)	(920,999)
Accumulated other comprehensive loss	(29,658)	(27,580)
Retained earnings	913,551	626,215
Total ADS stockholders’ equity	1,029,413	824,147
Noncontrolling interest in subsidiaries	19,417	17,493
Total stockholders’ equity	1,048,830	841,640
Total liabilities, mezzanine equity and stockholders’ equity	$3,137,974	$2,901,125
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net sales	$780,220	$884,209	$1,558,266	$1,798,395
Cost of goods sold	477,543	564,246	924,129	1,126,325
Gross profit	302,677	319,963	634,137	672,070
Operating expenses:
Selling, general and administrative	91,725	88,639	178,236	175,159
Loss (gain) on disposal of assets and costs from exit and disposal activities	123	(102)	(13,181)	201
Intangible amortization	12,792	13,841	25,594	27,518
Income from operations	198,037	217,585	443,488	469,192
Other expense:
Interest expense	21,941	18,261	43,653	29,333
Derivative (gain) loss and other (income) expense, net	(7,506)	395	(11,055)	(1,507)
Income before income taxes	183,602	198,929	410,890	441,366
Income tax expense	47,476	47,508	102,534	102,573
Equity in net income of unconsolidated affiliates	(901)	(1,956)	(2,576)	(3,066)
Net income	137,027	153,377	310,932	341,859
Less: net income attributable to noncontrolling interest	1,225	1,370	1,478	2,706
Net income attributable to ADS	$135,802	$152,007	$309,454	$339,153
Weighted average common shares outstanding:
Basic	78,606	83,466	78,756	83,306
Diluted	79,307	84,498	79,475	84,485
Net income per share:
Basic	$1.73	$1.82	$3.93	$4.07
Diluted	$1.71	$1.80	$3.89	$4.01
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$137,027	$153,377	$310,932	$341,859
Currency translation loss	(4,864)	(5,763)	(1,632)	(9,661)
Comprehensive income	132,163	147,614	309,300	332,198
Less: other comprehensive (income) loss attributable to noncontrolling interest	(605)	(277)	446	(272)
Less: net income attributable to noncontrolling interest	1,225	1,370	1,478	2,706
Total comprehensive income attributable to ADS	$131,543	$146,521	$307,376	$329,764
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$310,932	$341,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,961	71,500
Deferred income taxes	519	(3,117)
(Gain) loss on disposal of assets and costs from exit and disposal activities	(13,181)	201
Stock-based compensation	16,234	13,733
Amortization of deferred financing charges	1,022	398
Fair market value adjustments to derivatives	(1,889)	2,183
Equity in net income of unconsolidated affiliates	(2,576)	(3,066)
Other operating activities	756	(713)
Changes in working capital:
Receivables	(43,530)	(43,680)
Inventories	79,215	15,799
Prepaid expenses and other current assets	(2,228)	(7,776)
Accounts payable, accrued expenses, and other liabilities	39,629	49,703
Net cash provided by operating activities	458,864	437,024
Cash Flows from Investing Activities
Capital expenditures	(82,625)	(75,545)
Proceeds from disposition of assets	19,979	—
Acquisition, net of cash acquired	—	(48,010)
Other investing activities	446	46
Net cash used in investing activities	(62,200)	(123,509)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(3,500)	(3,500)
Proceeds from Revolving Credit Agreement	—	26,200
Payments on Revolving Credit Agreement	—	(140,500)
Proceeds from Amended Revolving Credit Agreement	—	97,000
Payments on Amended Revolving Credit Agreement	—	(97,000)
Proceeds from Senior Notes due 2030	—	500,000
Debt issuance costs	—	(11,575)
Payments on Equipment Financing	(4,458)	(7,104)
Payments on finance lease obligations	(5,452)	(3,153)
Repurchase of common stock	(101,564)	(192,602)
Cash dividends paid	(22,224)	(20,367)
Dividends paid to noncontrolling interest holder	—	(1,727)
Proceeds from exercise of stock options	2,623	4,660
Payment of withholding taxes on vesting of restricted stock units	(8,811)	(25,512)
Net cash (used in) provided by financing activities	(143,386)	124,820
Effect of exchange rate changes on cash	3	(1,103)
Net change in cash	253,281	437,232
Cash at beginning of period	217,128	20,125
Cash at end of period	$470,409	$457,357
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$78,300	$101,470
Cash paid for interest	33,464	18,276
Non-cash operating, investing and financing activities:
Repurchase of common stock pending settlement	7,500	2,561
Share repurchase excise tax accrual	843	—
Acquisition of property, plant and equipment under finance lease and incurred lease obligations	9,827	6,681
Balance in accounts payable for the acquisition of property, plant and equipment	25,199	15,631
c
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at July 1, 2022	76,607	$11,623	$1,079,701	4,221	$(408,861)	$(28,289)	$335,822	$989,996	$17,963	$1,007,959	11,619	$188,828	—	$—	$188,828
Net income	—	—	—	—	—	—	152,007	152,007	1,370	153,377	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,486)	—	(5,486)	(277)	(5,763)	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(10,039)	(10,039)	—	(10,039)	—	—	—	—	—
Share repurchases	—	—	—	1,093	(127,802)	—	—	(127,802)	—	(127,802)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,727)	(1,727)	—	—	—	—	—
KSOP redeemable common stock conversion	1,779	18	28,882	—	—	—	—	28,900	—	28,900	(1,779)	(28,900)	—	—	(28,900)
Exercise of common stock options	116	1	3,410	—	—	—	—	3,411	—	3,411	—	—	—	—	—
Restricted stock awards	17	—	—	—	(34)	—	—	(34)	—	(34)	—	—	—	—	—
Stock-based compensation expense	—	—	7,460	—	—	—	—	7,460	—	7,460	—	—	—	—	—
Balance at September 30, 2022	78,519	$11,642	$1,119,453	$5,314	$(536,697)	$(33,775)	$477,790	$1,038,413	$17,329	$1,055,742	9,840	$159,928	—	—	$159,928
Balance at April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	$—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	339,153	339,153	2,706	341,859	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(9,389)	—	(9,389)	(272)	(9,661)	—	—	—	—	—
Common stock dividends ($0.24 per share)	—	—	—	—	—	—	(20,239)	(20,239)	—	(20,239)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,727)	(1,727)	—	—	—	—	—
Share repurchases	—	—	—	1,865	(195,163)	—	—	(195,163)	—	(195,163)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	2,182	22	35,434	—	—	—	—	35,456	—	35,456	(2,182)	(35,456)	—	—	(35,456)
Exercise of common stock options	183	2	4,658	—	—	—	—	4,660	—	4,660	—	—	—	—	—
Restricted stock awards	98	1	—	24	(2,492)	—	—	(2,491)	—	(2,491)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation expense	—	—	13,733	—	—	—	—	13,733	—	13,733	—	—	—	—	—
Balance at September 30, 2022	78,519	$11,642	$1,119,453	5,314	$(536,697)	$(33,775)	$477,790	$1,038,413	$17,329	$1,055,742	9,840	$159,928	—	—	$159,928

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital		Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity		Non- controlling Interest in Subsidiaries		Total Stock- holders’ Equity			Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount			Shares	Amount										Shares	Amount
Balance at July 1, 2023	79,651	$11,654	$1,147,449		10,110	$(977,812)	$(25,399)	$788,780	$944,672		$18,797		$963,469			9,132	$148,397	$148,397
Net income	—	—	—		—	—	—	135,802	135,802		1,225		137,027			—	—	—
Other comprehensive loss	—	—	—		—	—	(4,259)	—	(4,259)		(605)		(4,864)			—	—	—
Common stock dividends ($0.14 per share)	—	—	—		—	—	—	(11,031)	(11,031)		—		(11,031)			—	—	—
Share repurchases	—	—	—		507	(61,836)	—	—	(61,836)		—		(61,836)			—	—	—
KSOP redeemable common stock conversion	926	9	15,039		—	—	—	—	15,048		—		15,048			(926)	(15,048)	(15,048)
Exercise of common stock options	35	—	1,756		—	—	—	—	1,756		—		1,756			—	—	—
Restricted stock awards	23	—	—		—	(69)	—	—	(69)		—		(69)			—	—	—
Stock-based compensation expense	—	—	9,331		—	—	—	—	9,331		—		9,331			—	—	—
Other	—	—	(1)		—	—	—	—	(1)		—		(1)			—	—	$—
Balance at September 30, 2023	80,635	$11,663	$1,173,574		10,617	$(1,039,717)	$(29,658)	$913,551	$1,029,413		$19,417		$1,048,830			8,206	$133,349	$133,349
Balance at April 1, 2023	79,057	$11,647	$1,134,864		9,539	$(920,999)	$(27,580)	$626,215	$824,147		$17,493		$841,640			9,429	$153,220	$153,220
Net income	—	—	—		—	—	—	309,454	309,454		1,478		310,932			—	—	—
Other comprehensive income	—	—	—		—	—	(2,078)	—	(2,078)		446		(1,632)			—	—	—
Common stock dividends ($0.28 per share)	—	—	—		—	—	—	(22,118)	(22,118)		—		(22,118)			—	—	—
Share repurchases	—	—	—		981	(109,907)	—	—	(109,907)		—		(109,907)			—	—	—
KSOP redeemable common stock conversion	1,223	12	19,859		—	—	—	—	19,871		—		19,871			(1,223)	(19,871)	(19,871)
Exercise of common stock options	56	1	2,622		—	—	—	—	2,623		—		2,623			—	—	—
Restricted stock awards	99	1	—		25	(2,415)	—	—	(2,414)		—		(2,414)			—	—	—
Performance-based restricted stock units	200	2	—		72	(6,396)	—	—	(6,394)		—		(6,394)			—	—	—
Stock-based compensation expense	—	—	16,234		—	—	—	—	16,234		—		16,234			—	—	—
Other	—	—	(5)		—	—	—	—	(5)		—		(5)			—	—	—
Balance at September 30, 2023	80,635	$11,663	$1,173,574	—	10,617	$(1,039,717)	$(29,658)	$913,551	$1,029,413	$—	$19,417	—	$1,048,830	—	—	8,206	$133,349	$133,349
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Advanced Drainage Systems, Inc., incorporated in Delaware, and its subsidiaries (collectively referred to as “ADS” or the “Company”) designs, manufactures and markets innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplace. ADS’s products are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications.
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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2023 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2023 (“Fiscal 2023 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2023 and the results of operations for the three and six months ended September 30, 2023 and cash flows for the six months ended September 30, 2023. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2023 Form 10-K.
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
2.GAIN ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
On April 14, 2023, the Company completed its divestiture of substantially all of the assets of Spartan Concrete, Inc. to a third party purchaser for consideration of $20.0 million. The Company recognized a gain on the sale of $14.9 million in the Condensed Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in Allied & Other.
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

Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	September 30, 2023	March 31, 2023
Contract asset - product returns	$1,364	$933
Refund liability	4,650	2,664
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
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	September 30, 2023	March 31, 2023
Raw materials	$98,267	$108,206
Finished goods	286,823	355,788
Total inventories	$385,090	$463,994
6.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$135,802	$152,007	$309,454	$339,153
Weighted average number of common shares outstanding – Basic	78,606	83,466	78,756	83,306
Net income per common share – Basic	$1.73	$1.82	$3.93	$4.07
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$135,802	$152,007	$309,454	$339,153
Weighted average number of common shares outstanding – Basic	78,606	83,466	78,756	83,306
Assumed restricted stock	62	139	54	142
Assumed exercise of stock options	618	717	600	740
Assumed performance units	21	176	65	297
Weighted average number of common shares outstanding – Diluted	79,307	84,498	79,475	84,485
Net income per common share – Diluted	$1.71	$1.80	$3.89	$4.01
Potentially dilutive securities excluded as anti-dilutive	23	18	62	36
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.

On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both September 30, 2023 and March 31, 2023, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $11.0 million as of September 30, 2023. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $22.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of September 30, 2023 and March 31, 2023, the outstanding principal balances of the South American Joint Venture’s credit facility including letters of credit were $1.4 million and $5.5 million, respectively. As of September 30, 2023, there were no U.S. dollar denominated loans. The weighted average interest rate as of September 30, 2023 was 10.9% on Chilean peso denominated loans.
8.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	September 30, 2023	March 31, 2023
Term Loan Facility	$423,750	$427,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	14,179	18,638
Total	1,287,929	1,295,888
Less: Unamortized debt issuance costs	10,782	11,804
Less: Current maturities	12,950	14,693
Long-term debt obligations	$1,264,197	$1,269,391
Senior Secured Credit Facilities – In May 2022, the Company entered into a Second Amendment (the "Second Amendment") to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the "Amended Revolving Credit Facility") from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at September 30, 2023 and March 31, 2023 amounted to $11.2 million and $9.7 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing – The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The

equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.6% as of September 30, 2023. The current portion of the equipment financing is $6.0 million, and the long-term portion is $8.2 million at September 30, 2023.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	September 30, 2023		March 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$328,395	$350,000	$333,970	$350,000
Senior Notes due 2030	480,010	500,000	496,605	500,000
Equipment Financing	13,599	14,179	17,921	18,638
Total fair value	$822,004	$864,179	$848,496	$868,638
The fair values of the 2027 Notes and 2030 Notes were determined based on quoted market data for the Company’s 2027 Notes and 2030 Notes, respectively. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the 2027 Notes, 2030 Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount of the remaining long-term debt, including the Term Loan Facility and Revolving Credit Facility, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of September 30, 2023. The Company also enters into equipment purchase contracts with manufacturers.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2023 and 2022, the Company utilized an effective tax rate of 25.9% and 23.9%, respectively, to calculate its provision for income taxes. For the six months ended September 30, 2023 and 2022, the Company utilized an effective tax rate of 25.0% and 23.2%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and six months ended September 30, 2023 and 2022. Additionally, discrete income tax benefit related to the stock-based compensation windfall decreased the effective tax rate for the three and six months ended September 30, 2022.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Component of income before income taxes:
Cost of goods sold	$1,344	$758	$2,157	$1,432
Selling, general and administrative expenses	7,987	6,702	14,077	12,301
Total stock-based compensation expense	$9,331	$7,460	$16,234	$13,733
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense:
Stock Options	$1,307	$1,002	$2,741	$2,281
Restricted Stock	2,054	1,965	4,081	3,726
Performance-based Restricted Stock Units	5,035	4,052	7,919	6,792
Employee Stock Purchase Plan	381	—	381	—
Non-Employee Directors	554	441	1,112	934
Total stock-based compensation expense	$9,331	$7,460	$16,234	$13,733
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
Restricted Stock – During the three and six months ended September 30, 2023, the Company granted less than 0.1 million and 0.1 million shares, respectively, of restricted stock with a grant date fair value of $2.2 million and $13.2 million, respectively.
Performance-based Restricted Stock Units (“Performance Units”) – During the six months ended September 30, 2023, the Company granted 0.1 million performance share units at a grant date fair value of $8.7 million.
Options – During the six months ended September 30, 2023, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Six Months Ended September 30, 2023
Common stock price	$96.51
Expected stock price volatility	45.6%
Risk-free interest rate	3.8%
Weighted-average expected option life (years)	6
Dividend yield	0.58%

Employee Stock Purchase Plan (“ESPP”) - In July 2022, the Company’s shareholders approved the Advanced Drainage Systems, Inc. Employee Stock Purchase Plan, which provides for a maximum of 0.4 million shares of the Company’s common stock. Eligible employees may purchase the Company's common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of the offering period. The first offering period commenced July 1, 2023 and will end December 31, 2023.

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
The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2023			September 30, 2022
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$430,389	$(9,563)	$420,826	$500,978	$(10,770)	$490,208
Infiltrator	133,731	(17,553)	116,178	150,735	(22,450)	128,285
International
International - Pipe	52,405	(1,020)	51,385	56,461	(7,339)	49,122
International - Allied Products & Other	17,027	(26)	17,001	17,002	—	17,002
Total International	69,432	(1,046)	68,386	73,463	(7,339)	66,124
Allied Products & Other	183,304	(8,474)	174,830	202,200	(2,608)	199,592
Intersegment Eliminations	(36,636)	36,636	—	(43,167)	43,167	—
Total Consolidated	$780,220	$—	$780,220	$884,209	$—	$884,209

	Six Months Ended
	September 30, 2023			September 30, 2022
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$858,961	$(17,707)	$841,254	$1,025,835	$(20,644)	$1,005,191
Infiltrator	275,217	(36,131)	239,086	317,025	(51,356)	265,669
International
International - Pipe	89,583	(1,548)	88,035	109,880	(13,198)	96,682
International - Allied Products & Other	32,625	(26)	32,599	35,097	—	35,097
Total International	122,208	(1,574)	120,634	144,977	(13,198)	131,779
Allied Products & Other	366,749	(9,457)	357,292	401,109	(5,353)	395,756
Intersegment Eliminations	(64,869)	64,869	—	(90,551)	90,551	—
Total Consolidated	$1,558,266	$—	$1,558,266	$1,798,395	$—	$1,798,395

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Segment Adjusted Gross Profit
Pipe	$125,856	$146,153	$286,505	$314,732
Infiltrator	73,663	71,278	147,927	147,072
International	21,339	17,630	37,368	38,114
Allied Products & Other	106,239	106,030	212,424	215,071
Intersegment Eliminations	(454)	430	(2,509)	(385)
Total	$326,643	$341,521	$681,715	$714,604
Depreciation and Amortization
Pipe	$13,663	$13,135	$28,391	$26,000
Infiltrator	5,534	5,027	10,892	9,894
International	1,236	1,283	2,474	2,654
Allied Products & Other(a)	16,288	16,477	32,204	32,952
Total	$36,721	$35,922	$73,961	$71,500
Capital Expenditures
Pipe	$23,809	$27,023	$53,413	$47,297
Infiltrator	6,042	8,514	11,496	21,046
International	1,786	1,114	2,935	2,027
Allied Products & Other(a)	8,910	2,705	14,781	5,175
Total	$40,547	$39,356	$82,625	$75,545
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$302,677	$319,963	$634,137	$672,070
Depreciation and Amortization	22,622	20,800	45,421	41,102
Stock-based compensation expense	1,344	758	2,157	1,432
Total Segment Adjusted Gross Profit	$326,643	$341,521	$681,715	$714,604

13.SUBSEQUENT EVENTS
Common Stock Dividend - During the third quarter of fiscal 2024, the Company declared a quarterly cash dividend of $0.14 per share of common stock. The dividend is payable on December 15, 2023 to stockholders of record at the close of business on December 1, 2023.
Share Repurchase Program - During the third quarter of fiscal 2024, 0.3 million shares of common stock at a cost of $38.7 million were repurchased under the Board of Directors' authorization in February 2022.

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
Executive Summary
Second Quarter Fiscal 2024 Results
•Net sales decreased 11.8% to $780.2 million
•Net income decreased 10.7% to $137.0 million
•Net income per diluted share decreased 4.8% to $1.71
•Adjusted EBITDA, a non-GAAP measure, decreased 6.4% to $246.3 million
Net sales decreased $104.0 million, or 11.8%, to $780.2 million, as compared to $884.2 million in the prior year quarter. Domestic pipe sales decreased $70.6 million, or 14.1%, to $430.4 million. Domestic allied products & other sales decreased $18.9 million, or 9.3%, to $183.3 million. Infiltrator sales decreased $17.0 million, or 11.3%, to $133.7 million. The decrease in domestic net sales was primarily driven by lower demand in the U.S. construction and agriculture end markets. International sales decreased $4.0 million, or 5.5%, to $69.4 million.
Gross profit decreased $17.3 million, or 5.4%, to $302.7 million as compared to $320.0 million in the prior year. The decrease in gross profit is primarily due to the decrease in volume and unfavorable fixed cost absorption, partially offset by favorable material costs.
Adjusted EBITDA, a non-GAAP measure, decreased $17.0 million, or 6.4%, to $246.3 million, as compared to $263.2 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 31.6% as compared to 29.8% in the prior year.
Year-to-date Fiscal 2024 Results
•Net sales decreased 13.4% to $1.6 billion
•Net income decreased 9.0% to 310.9 million
•Net income per diluted share decreased 3.0% to $3.89
•Adjusted EBITDA, a non-GAAP measure, decreased 6.2% to $527.6 million
•Cash provided by operating activities increased 5.0% to $458.9 million
•Free cash flow, a non-GAAP measure, increased 4.1% to $376.2 million

Net sales decreased $240.1 million, or 13.4%, to $1,558.3 million, as compared to $1,798.4 million in the prior period. Domestic pipe sales decreased $166.9 million, or 16.3%, to $859.0 million. Domestic allied products & other sales decreased $34.4 million, or 8.6%, to $366.7 million. Infiltrator sales decreased $41.8 million, or 13.2%, to $275.2 million. The decrease in domestic net sales was driven by lower demand in the U.S. construction and agriculture end markets. International sales decreased $22.8 million, or 15.7%, to $122.2 million.
Gross profit decreased $37.9 million, or 5.6%, to $634.1 million as compared to $672.1 million in the prior year. The decrease in gross profit is primarily due to the decrease in volume and unfavorable fixed cost absorption, partially offset by favorable material costs.
Adjusted EBITDA, a non-GAAP measure, decreased $34.7 million, or 6.2%, to $527.6 million, as compared to $562.2 million in the prior year. The decrease is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 33.9% as compared to 31.3% in the prior year.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended September 30,
(In thousands)	2023		2022
Net sales	$780,220	100.0%	$884,209	100.0%
Cost of goods sold	477,543	61.2	564,246	63.8
Gross profit	302,677	38.8	319,963	36.2
Selling, general and administrative	91,725	11.8	88,639	10.0
Loss (gain) on disposal of assets and costs from exit and disposal activities	123	—	(102)	—
Intangible amortization	12,792	1.6	13,841	1.6
Income from operations	198,037	25.4	217,585	24.6
Interest expense	21,941	2.8	18,261	2.1
Derivative (gain) loss and other (income) expense, net	(7,506)	(1.0)	395	—
Income before income taxes	183,602	23.5	198,929	22.5
Income tax expense	47,476	6.1	47,508	5.4
Equity in net income of unconsolidated affiliates	(901)	(0.1)	(1,956)	(0.2)
Net income	137,027	17.6	153,377	17.3
Less: net income attributable to noncontrolling interest	1,225	0.2	1,370	0.2
Net income attributable to ADS	$135,802	17.4%	$152,007	17.2%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended September 30, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$420,826	$490,208	$(69,382)	(14.2)%
Infiltrator	116,178	128,285	(12,107)	(9.4)
International	68,386	66,124	2,262	3.4
Allied Products & Other	174,830	199,592	(24,762)	(12.4)
Total Consolidated	$780,220	$884,209	$(103,989)	(11.8)%
Our consolidated Net sales for the three months ended September 30, 2023 decreased by $104.0 million, or 11.8%, compared to the same period in fiscal 2023. The decrease in Net sales was primarily driven by lower demand in the U.S. construction and agriculture end markets.

Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended September 30, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$110,193	$132,284	$(22,091)	(16.7)%
Infiltrator	68,038	66,224	1,814	2.7
International	20,103	16,263	3,840	23.6
Allied Products & Other	104,797	104,762	35	—
Intersegment eliminations	(454)	430	(884)	(205.6)
Total gross profit	$302,677	$319,963	$(17,286)	(5.4)%
Our consolidated Cost of goods sold for the three months ended September 30, 2023 decreased by $86.7 million, or 15.4%, and our consolidated Gross profit decreased by $17.3 million, or 5.4%, compared to the same period in fiscal 2023. The decrease in our gross profit was primarily due to the decrease in volume and unfavorable fixed cost absorption, partially offset by favorable material costs.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022
Selling, general and administrative expenses	$91,725	$88,639
% of Net sales	11.8%	10.0%
Selling, general and administrative expenses for three months ended September 30, 2023 increased from the same period in fiscal 2023 and as a percentage of sales, increased by 1.8%. The increase in Selling, general and administrative expenses is result of the investment in our engineering and innovation initiatives, which includes headcount, as well as the impact of inflation.
Interest expense - Interest expense increased $3.7 million in the three months ended September 30, 2023 compared to the same period in the previous fiscal year. The increase was primarily due to an increase in interest rates.
Derivative gains and other income, net - Derivative gains and other income increased by $7.9 million for the three months ended September 30, 2023 compared to the same period in the previous fiscal year primarily due to increased interest income.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended September 30,
	2023	2022
Effective tax rate	25.9%	23.9%
The change in the effective tax rate for the three months ended September 30, 2023 was primarily related to the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 10. Income Taxes” for additional information.

Comparison of the Six Months Ended September 30, 2023 to the Six Months Ended September 30, 2022
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Six Months Ended September 30,
	2023		2022
Consolidated Statements of Operations data:	(In thousands)
Net sales	$1,558,266	100.0%	$1,798,395	100.0%
Cost of goods sold	924,129	59.3	1,126,325	62.6
Gross profit	634,137	40.7	672,070	37.4
Selling, general and administrative	178,236	11.4	175,159	9.7
(Gain) loss on disposal of assets and costs from exit and disposal activities	(13,181)	(0.8)	201	—
Intangible amortization	25,594	1.6	27,518	1.5
Income from operations	443,488	28.5	469,192	26.1
Interest expense	43,653	2.8	29,333	1.6
Derivative (gain) loss and other (income) expense, net	(11,055)	(0.7)	(1,507)	(0.1)
Income before income taxes	410,890	26.4	441,366	24.5
Income tax expense	102,534	6.6	102,573	5.7
Equity in net income of unconsolidated affiliates	(2,576)	(0.2)	(3,066)	(0.2)
Net income	310,932	20.0	341,859	19.0
Less: net income attributable to noncontrolling interest	1,478	0.1	2,706	0.2
Net income attributable to ADS	$309,454	19.9%	$339,153	18.9%
Net sales - The following table presents Net sales to external customers by reportable segment for the six months ended September 30, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$841,254	$1,005,191	$(163,937)	(16.3)%
Infiltrator	239,086	265,669	(26,583)	(10.0)
International	120,634	131,779	(11,145)	(8.5)
Allied Products & Other	357,292	395,756	(38,464)	(9.7)
Total Consolidated	$1,558,266	$1,798,395	$(240,129)	(13.4)%
Our consolidated Net sales for the six months ended September 30, 2023 decreased by $240.1 million, or 13.4%, compared to the same period in fiscal 2023. The decrease in domestic net sales was primarily driven by lower demand in the U.S. construction and agriculture end markets.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the six months ended September 30, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$255,449	$287,383	$(31,934)	(11.1)%
Infiltrator	136,905	137,093	(188)	(0.1)
International	34,894	35,372	(478)	(1.4)
Allied Products & Other	209,398	212,607	(3,209)	(1.5)
Intersegment eliminations	(2,509)	(385)	(2,124)	551.7
Total gross profit	$634,137	$672,070	$(37,933)	(5.6)%
Our consolidated Cost of goods sold for the six months ended September 30, 2023 decreased by $202.2 million, or 18.0%, and our consolidated Gross profit decreased by $37.9 million, or 5.6%, compared to the same period in fiscal 2023. The decrease in our gross profit was primarily due to the decrease in volume and unfavorable fixed cost absorption, partially offset by favorable material costs.
Selling, general and administrative expenses

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Selling, general and administrative expenses	$178,236	$175,159
% of Net sales	11.4%	9.7%
Selling, general and administrative expenses for six months ended September 30, 2023 increased $3.1 million from the same period in fiscal 2023 and as a percentage of sales, increased by 1.7%. The increase in Selling, general and administrative expenses is result of the investment in our engineering and innovation initiatives, which includes headcount, as well as the impact of inflation.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The gain on disposal of assets in the current year was due to the sale of Spartan Concrete.
Interest expense - Interest expense increased $14.3 million in the six months ended September 30, 2023 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels and increased interest rates.
Derivative gains and other income, net - Derivative gains and other income increased by $9.5 million for the six months ended September 30, 2023 compared to the same period in the previous fiscal year primarily due to increased interest income.
Income tax expense - The following table presents the effective tax rates for the six months ended September 30, 2023 and 2022.

	Six Months Ended September 30,
	2023	2022
Effective tax rate	25.0%	23.2%
The change in the effective tax rate for the six months ended September 30, 2023 was primarily related to the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 10. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$137,027	$153,377	$310,932	$341,859
Depreciation and amortization	36,721	35,922	73,961	71,500
Interest expense	21,941	18,261	43,653	29,333
Income tax expense	47,476	47,508	102,534	102,573
EBITDA	243,165	255,068	531,080	545,265
Loss (gain) on disposal of assets and costs from exit and disposal activities	123	(102)	(13,181)	201
Stock-based compensation expense	9,331	7,460	16,234	13,733
Transaction costs(a)	52	368	2,024	2,083
Interest income	(5,137)	(1,991)	(8,626)	(2,108)
Other adjustments(b)	(1,284)	2,399	32	3,071
Adjusted EBITDA	$246,250	$263,202	$527,563	$562,245
Adjusted EBITDA Margin	31.6%	29.8%	33.9%	31.3%
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
The following table presents a reconciliation of free cash flow from operating activities, the most comparable GAAP measure, for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$458,864	$437,024
Capital expenditures	(82,625)	(75,545)
Free Cash Flow	$376,239	$361,479

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	September 30, 2023
Total debt (debt and finance lease obligations)	$1,320,574
Cash	470,409
Net debt (total debt less cash)	850,165
Leverage Ratio	1.0

The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	September 30, 2023
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(11,150)
Revolver available liquidity	$588,850
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of September 30, 2023, we had $1,059.3 million in liquidity, including $470.4 million of cash, $588.9 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $804.0 million as of September 30, 2023, from $638.7 million as of March 31, 2023. The increase in working capital is primarily due to an increase in cash and increase in accounts receivable due to seasonality partially offset by an increase in accrued taxes due to the timing of payments and a planned decrease in inventory.

	Six Months Ended September 30,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$458,864	$437,024
Net cash used in investing activities	(62,200)	(123,509)
Net cash (used in) provided by financing activities	(143,386)	124,820
Operating Cash Flows – Cash flows from operating activities increased $21.8 million during the six months ended September 30, 2023 primarily driven by changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the six months ended September 30, 2023 decreased by $61.3 million compared to the same period in fiscal 2023. The decrease in cash used in investing activities was primarily due to the acquisition of Cultec, Inc. in fiscal 2023.
Capital expenditures totaled $82.6 million and $75.5 million for the six months ended September 30, 2023 and 2022, respectively. Our capital expenditures for the six months ended September 30, 2023 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $200 to $225 million in fiscal year 2024, including approximately $115 million of open orders as of September 30, 2023. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the six months ended September 30, 2023, cash used in financing activities included the repurchase of common stock of $101.6 million, $22.2 million of dividend payments, and $8.8 million for shares withheld for tax purposes.

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
Cash held by Foreign Subsidiaries - As of September 30, 2023, we had $20.6 million in cash that was held by our foreign subsidiaries, including $10.0 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2023 Form 10-K. We are in compliance with our debt covenants as of September 30, 2023.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2023, our South American Joint Venture had approximately $1.4 million of outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes; and
•other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in the Fiscal 2023 Form 10-K.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.2 million based on our borrowings as of September 30, 2023. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.2 million, for the twelve months ended September 30, 2023.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchases, of Equity Securities
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. During the three months ended September 30, 2023, the Company repurchased 0.5 million shares of common stock at a cost of $61.3 million. As of September 30, 2023, approximately $315.9 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
July 1, 2023 to July 31 2023	—	$110.00	—	$377,184
August 1, 2023 to August 31, 2023	175	126.50	175	355,099
September 1, 2023 to September 30, 2023	332	118.04	332	315,909
Total	507	$120.96	507	$315,909
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2023

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer