Form 10-Q
period 2023-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2024-02-08
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2024, the registrant had 77,616,828 shares of common stock outstanding, which excludes 206,524 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$560,744	$217,128
Receivables (less allowance for doubtful accounts of $6,058 and $8,227, respectively)	240,810	306,945
Inventories	405,409	463,994
Other current assets	31,459	29,422
Total current assets	1,238,422	1,017,489
Property, plant and equipment, net	810,887	733,059
Other assets:
Goodwill	617,397	620,193
Intangible assets, net	365,631	407,627
Other assets	129,622	122,757
Total assets	$3,161,959	$2,901,125
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$12,275	$14,693
Current maturities of finance lease obligations	12,844	8,541
Accounts payable	207,902	210,111
Other accrued liabilities	162,275	142,400
Accrued income taxes	13,829	3,057
Total current liabilities	409,125	378,802
Long-term debt obligations (less unamortized debt issuance costs of $10,270 and $11,804, respectively)	1,261,742	1,269,391
Long-term finance lease obligations	37,947	32,272
Deferred tax liabilities	159,296	159,056
Other liabilities	71,980	66,744
Total liabilities	1,940,090	1,906,265
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 7,488 and 9,429 shares outstanding, respectively	121,686	153,220
Total mezzanine equity	121,686	153,220
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 81,415 and 79,057 shares issued, respectively; 70,200 and 69,518 shares outstanding, respectively	11,670	11,647
Paid-in capital	1,195,893	1,134,864
Common stock in treasury, at cost	(1,110,670)	(920,999)
Accumulated other comprehensive loss	(26,601)	(27,580)
Retained earnings	1,008,270	626,215
Total ADS stockholders’ equity	1,078,562	824,147
Noncontrolling interest in subsidiaries	21,621	17,493
Total stockholders’ equity	1,100,183	841,640
Total liabilities, mezzanine equity and stockholders’ equity	$3,161,959	$2,901,125
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net sales	$662,367	$655,167	$2,220,633	$2,453,562
Cost of goods sold	402,518	431,250	1,326,647	1,557,575
Gross profit	259,849	223,917	893,986	895,987
Operating expenses:
Selling, general and administrative	91,289	85,936	269,525	261,095
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,512	(348)	(10,669)	(147)
Intangible amortization	12,782	13,842	38,376	41,360
Income from operations	153,266	124,487	596,754	593,679
Other expense:
Interest expense	22,331	20,001	65,984	49,334
Derivative gain and other income, net	(4,772)	(4,125)	(15,827)	(5,632)
Income before income taxes	135,707	108,611	546,597	549,977
Income tax expense	30,131	26,068	132,665	128,641
Equity in net income of unconsolidated affiliates	(1,304)	(639)	(3,880)	(3,705)
Net income	106,880	83,182	417,812	425,041
Less: net income attributable to noncontrolling interest	1,241	1,142	2,719	3,848
Net income attributable to ADS	$105,639	$82,040	$415,093	$421,193
Weighted average common shares outstanding:
Basic	77,857	82,067	78,455	82,891
Diluted	78,586	82,987	79,188	83,980
Net income per share:
Basic	$1.36	$1.00	$5.29	$5.08
Diluted	$1.34	$0.99	$5.24	$5.02
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$106,880	$83,182	$417,812	$425,041
Currency translation gain (loss)	4,020	4,973	2,388	(4,688)
Comprehensive income	110,900	88,155	420,200	420,353
Less: other comprehensive income attributable to noncontrolling interest	963	1,069	1,409	797
Less: net income attributable to noncontrolling interest	1,241	1,142	2,719	3,848
Total comprehensive income attributable to ADS	$108,696	$85,944	$416,072	$415,708
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$417,812	$425,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,014	107,346
Deferred income taxes	335	(4,165)
Gain on disposal of assets and costs from exit and disposal activities	(10,669)	(147)
Stock-based compensation	23,636	19,912
Amortization of deferred financing charges	1,533	909
Fair market value adjustments to derivatives	(162)	2,309
Equity in net income of unconsolidated affiliates	(3,880)	(3,705)
Other operating activities	5,720	2,732
Changes in working capital:
Receivables	67,230	99,958
Inventories	59,752	34,871
Prepaid expenses and other current assets	(534)	(4,532)
Accounts payable, accrued expenses, and other liabilities	27,475	(20,091)
Net cash provided by operating activities	700,262	660,438
Cash Flows from Investing Activities
Capital expenditures	(136,385)	(126,858)
Proceeds from disposition of assets	19,979	—
Acquisition, net of cash acquired	—	(48,010)
Other investing activities	527	46
Net cash used in investing activities	(115,879)	(174,822)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(5,250)	(5,250)
Proceeds from Revolving Credit Agreement	—	26,200
Payments on Revolving Credit Agreement	—	(140,500)
Proceeds from Amended Revolving Credit Agreement	—	97,000
Payments on Amended Revolving Credit Agreement	—	(97,000)
Proceeds from Senior Notes due 2030	—	500,000
Debt issuance costs	—	(11,575)
Payments on Equipment Financing	(6,361)	(10,213)
Payments on finance lease obligations	(8,624)	(4,954)
Repurchase of common stock	(178,187)	(375,027)
Cash dividends paid	(33,111)	(30,111)
Dividends paid to noncontrolling interest holder	—	(3,652)
Proceeds from exercise of stock options	3,956	5,145
Payment of withholding taxes on vesting of restricted stock units	(8,859)	(28,653)
Net cash used in financing activities	(236,436)	(78,590)
Effect of exchange rate changes on cash	1,271	(461)
Net change in cash	349,218	406,565
Cash and restricted cash at beginning of period	217,128	20,125
Cash and restricted cash at end of period	$566,346	$426,690

RECONCILIATION TO BALANCE SHEET
Cash	$560,744
Restricted cash (included in Other assets in the Condensed Consolidated Balance Sheets)	5,602
Total cash and restricted cash	$566,346
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Redeemable Convertible Preferred Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance at October 1, 2022	78,519	$11,642	$1,119,453	5,314	$(536,697)	$(33,775)	$477,790	$1,038,413	$17,329	$1,055,742	9,840	$159,928	—	$—	$159,928
Net income	—	—	—	—	—	—	82,040	82,040	1,142	83,182	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	3,904	—	3,904	1,069	4,973	—	—	—	—	—
Common stock dividends ($0.12 per share)	—	—	—	—	—	—	(9,819)	(9,819)	—	(9,819)	—	—	—	—	—
Share repurchases	—	—	—	1,891	(179,864)	—	—	(179,864)	—	(179,864)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,925)	(1,925)	—	—	—	—	—
KSOP redeemable common stock conversion	171	2	2,798	—	—	—	—	2,800	—	2,800	(171)	(2,800)	—	—	(2,800)
Exercise of common stock options	17	—	485	—	—	—	—	485	—	485	—	—	—	—	—
Restricted stock awards	78	1	—	35	(3,141)	—	—	(3,140)	—	(3,140)	—	—	—	—	—
Stock-based compensation expense	—	—	6,179	—	—	—	—	6,179	—	6,179	—	—	—	—	—
Balance at December 31, 2022	78,785	$11,645	$1,128,915	7,240	$(719,702)	$(29,871)	$550,011	$940,998	$17,615	$958,613	9,669	$157,128	—	—	$157,128
Balance at April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	—	$—	15,630	$195,384	$195,384
Net income	—	—	—	—	—	—	421,193	421,193	3,848	425,041	—	—	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(5,485)	—	(5,485)	797	(4,688)	—	—	—	—	—
Common stock dividends ($0.36 per share)	—	—	—	—	—	—	(30,058)	(30,058)	—	(30,058)	—	—	—	—	—
Dividends paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,652)	(3,652)	—	—	—	—	—
Share repurchases	—	—	—	3,756	(375,027)	—	—	(375,027)	—	(375,027)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	12,022	195,384	(15,630)	(195,384)	—
KSOP redeemable common stock conversion	2,353	24	38,232	—	—	—	—	38,256	—	38,256	(2,353)	(38,256)	—	—	(38,256)
Exercise of common stock options	200	2	5,143	—	—	—	—	5,145	—	5,145	—	—	—	—	—
Restricted stock awards	176	2	—	59	(5,633)	—	—	(5,631)	—	(5,631)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation expense	—	—	19,912	—	—	—	—	19,912	—	19,912	—	—	—	—	—
Balance at December 31, 2022	78,785	$11,645	$1,128,915	7,240	$(719,702)	$(29,871)	$550,011	$940,998	$17,615	$958,613	9,669	$157,128	—	—	$157,128

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at October 1, 2023	80,635	$11,663	$1,173,574	10,617	$(1,039,717)	$(29,658)	$913,551	$1,029,413	$19,417	$1,048,830	8,206	$133,349	$133,349
Net income	—	—	—	—	—	—	105,639	105,639	1,241	106,880	—	—	—
Other comprehensive income	—	—	—	—	—	3,057	—	3,057	963	4,020	—	—	—
Common stock dividends ($0.14 per share)	—	—	—	—	—	—	(10,920)	(10,920)	—	(10,920)	—	—	—
Share repurchases	—	—	—	598	(70,905)	—	—	(70,905)	—	(70,905)	—	—	—
KSOP redeemable common stock conversion	718	7	11,656	—	—	—	—	11,663	—	11,663	(718)	(11,663)	(11,663)
Exercise of common stock options	41	—	1,333	—	—	—	—	1,333	—	1,333	—	—	—
Restricted stock awards	1	—	—	—	(48)	—	—	(48)	—	(48)	—	—	—
Stock-based compensation expense	—	—	7,402	—	—	—	—	7,402	—	7,402	—	—	—
ESPP Share Issuance	20	—	1,927	—	—	—	—	1,927	—	1,927	—	—	—
Other	—	—	1	—	—	—	—	1	—	1	—	—	—
Balance at December 31, 2023	81,415	$11,670	$1,195,893	11,215	$(1,110,670)	$(26,601)	$1,008,270	$1,078,562	$21,621	$1,100,183	7,488	$121,686	$121,686
Balance at April 1, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	$153,220
Net income	—	—	—	—	—	—	415,093	415,093	2,719	417,812	—	—	—
Other comprehensive income	—	—	—	—	—	979	—	979	1,409	2,388	—	—	—
Common stock dividends ($0.42 per share)	—	—	—	—	—	—	(33,038)	(33,038)	—	(33,038)	—	—	—
Share repurchases	—	—	—	1,579	(180,812)	—	—	(180,812)	—	(180,812)	—	—	—
KSOP redeemable common stock conversion	1,941	19	31,515	—	—	—	—	31,534	—	31,534	(1,941)	(31,534)	(31,534)
Exercise of common stock options	97	1	3,955	—	—	—	—	3,956	—	3,956	—	—	—
Restricted stock awards	100	1	—	25	(2,463)	—	—	(2,462)	—	(2,462)	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—
Stock-based compensation expense	—	—	23,636	—	—	—	—	23,636	—	23,636	—	—	—
ESPP Share Issuance	20	—	1,927	—	—	—	—	1,927	—	1,927	—	—	—
Other	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—
Balance at December 31, 2023	81,415	$11,670	$1,195,893	11,215	$(1,110,670)	$(26,601)	$1,008,270	$1,078,562	$21,621	$1,100,183	7,488	$121,686	$121,686
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
The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies Ultimate Holdings, Inc (“Infiltrator”) and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products and Other.
Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2023 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2023 (“Fiscal 2023 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2023 and the results of operations for the three and nine months ended December 31, 2023 and cash flows for the nine months ended December 31, 2023. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2023 Form 10-K.
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
Recent Accounting Guidance
Improvements to Reportable Segment Disclosures - In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) to amend ASC 280, Segment Reporting to enhance segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
Improvements to Income Tax Disclosures - In December 2023, the FASB issued an ASU to amend ASC 740, Income Taxes to enhance the transparency and usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments may be applied prospectively or retrospectively and are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2023 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.

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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	December 31, 2023	March 31, 2023
Contract asset - product returns	$1,546	$933
Refund liability	4,628	2,664
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
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	December 31, 2023	March 31, 2023
Raw materials	$106,097	$108,206
Finished goods	299,312	355,788
Total inventories	$405,409	$463,994

6.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2023	2022	2023	2022
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$105,639	$82,040	$415,093	$421,193
Weighted average number of common shares outstanding – Basic	77,857	82,067	78,455	82,891
Net income per common share – Basic	$1.36	$1.00	$5.29	$5.08
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$105,639	$82,040	$415,093	$421,193
Weighted average number of common shares outstanding – Basic	77,857	82,067	78,455	82,891
Assumed restricted stock	75	114	60	131
Assumed exercise of stock options	595	626	597	702
Assumed performance units	59	180	76	256
Weighted average number of common shares outstanding – Diluted	78,586	82,987	79,188	83,980
Net income per common share – Diluted	$1.34	$0.99	$5.24	$5.02
Potentially dilutive securities excluded as anti-dilutive	19	42	46	45
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both December 31, 2023 and March 31, 2023, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of December 31, 2023. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of December 31, 2023, there was no outstanding principal balance for the South American Joint Venture’s credit facility including letters of credit. As of March 31, 2023, the outstanding principal balances of the South American Joint Venture’s credit facility including letters of credit was $5.5 million.

8.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	December 31, 2023	March 31, 2023
Term Loan Facility	$422,000	$427,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	12,287	18,638
Total	1,284,287	1,295,888
Less: Unamortized debt issuance costs	10,270	11,804
Less: Current maturities	12,275	14,693
Long-term debt obligations	$1,261,742	$1,269,391
Senior Secured Credit Facilities – In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at December 31, 2023 and March 31, 2023 amounted to $11.2 million and $9.7 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing – The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.6% as of December 31, 2023. The current portion of the equipment financing is $5.3 million, and the long-term portion is $7.0 million at December 31, 2023.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	December 31, 2023		March 31, 2023
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$340,883	$350,000	$333,970	$350,000
Senior Notes due 2030	506,075	500,000	496,605	500,000
Equipment Financing	11,940	12,287	17,921	18,638
Total fair value	$858,898	$862,287	$848,496	$868,638
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
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of December 31, 2023. The Company also enters into equipment purchase contracts with manufacturers.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2023 and 2022, the Company utilized an effective tax rate of 22.2% and 24.0%, respectively, to calculate its provision for income taxes. For the nine months ended December 31, 2023 and 2022, the Company utilized an effective tax rate of 24.3% and 23.4%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and nine months ended December 31, 2023 and 2022. Discrete income tax benefits related to amended state tax returns and the federal return to provision adjustment decreased the effective tax rate for the three months ended December 31, 2023. Additionally, discrete income tax benefit related to the stock-based compensation windfall decreased the effective tax rate for the three and nine months ended December 31, 2022.
11. STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Component of income before income taxes:
Cost of goods sold	$1,316	$743	$3,473	$2,175
Selling, general and administrative expenses	6,086	5,436	20,163	17,737
Total stock-based compensation expense	$7,402	$6,179	$23,636	$19,912
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense:
Stock Options	$1,305	$1,035	$4,046	$3,316
Restricted Stock	2,050	1,754	6,131	5,480
Performance-based Restricted Stock Units	3,191	2,827	11,110	9,619
Employee Stock Purchase Plan	313	—	694	—
Non-Employee Directors	543	563	1,655	1,497
Total stock-based compensation expense	$7,402	$6,179	$23,636	$19,912

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
Restricted Stock – During the nine months ended December 31, 2023, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $13.2 million.
Performance-based Restricted Stock Units (“Performance Units”) – During the nine months ended December 31, 2023, the Company granted 0.1 million performance share units at a grant date fair value of $8.7 million.
Options – During the nine months ended December 31, 2023, the Company granted 0.2 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Nine Months Ended December 31, 2023
Common stock price	$96.51
Expected stock price volatility	45.6%
Risk-free interest rate	3.8%
Weighted-average expected option life (years)	6
Dividend yield	0.58%

Employee Stock Purchase Plan (“ESPP”) - In July 2022, the Company’s stockholders approved the Advanced Drainage Systems, Inc. Employee Stock Purchase Plan, which provides for a maximum of 0.4 million shares of the Company’s common stock. Eligible employees may purchase the Company's common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of the offering period. The first offering period commenced July 1, 2023 and ended December 31, 2023. The next offering period will commence January 1, 2024 and will end June 30, 2024.

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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2023			December 31, 2022
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$360,733	$(14,680)	$346,053	$375,719	$(10,839)	$364,880
Infiltrator	131,144	(27,273)	103,871	103,895	(14,961)	88,934
International
International - Pipe	44,203	(2,369)	41,834	44,882	(5,311)	39,571
International - Allied Products & Other	14,166	(1)	14,165	14,075	—	14,075
Total International	58,369	(2,370)	55,999	58,957	(5,311)	53,646
Allied Products & Other	159,162	(2,718)	156,444	149,044	(1,337)	147,707
Intersegment Eliminations	(47,041)	47,041	—	(32,448)	32,448	—
Total Consolidated	$662,367	$—	$662,367	$655,167	$—	$655,167

	Nine Months Ended
	December 31, 2023			December 31, 2022
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,217,302	$(36,974)	$1,180,328	$1,401,554	$(31,483)	$1,370,071
Infiltrator	406,361	(63,405)	342,956	420,920	(66,317)	354,603
International
International - Pipe	133,787	(3,917)	129,870	154,762	(18,509)	136,253
International - Allied Products & Other	46,789	(27)	46,762	49,172	—	49,172
Total International	180,576	(3,944)	176,632	203,934	(18,509)	185,425
Allied Products & Other	528,303	(7,586)	520,717	550,153	(6,690)	543,463
Intersegment Eliminations	(111,909)	111,909	—	(122,999)	122,999	—
Total Consolidated	$2,220,633	$—	$2,220,633	$2,453,562	$—	$2,453,562

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Segment Adjusted Gross Profit
Pipe	$115,621	$106,279	$402,126	$421,011
Infiltrator	68,392	46,497	216,319	193,569
International	14,012	13,342	51,380	51,456
Allied Products & Other	88,150	78,401	300,574	293,472
Intersegment Eliminations	(1,922)	714	(4,431)	329
Total	$284,253	$245,233	$965,968	$959,837
Depreciation and Amortization
Pipe	$15,491	$12,754	$43,882	$38,754
Infiltrator	5,543	5,120	16,435	15,014
International	1,195	1,369	3,669	4,023
Allied Products & Other(a)	15,824	16,603	48,028	49,555
Total	$38,053	$35,846	$112,014	$107,346
Capital Expenditures
Pipe	$31,287	$28,268	$84,700	$75,565
Infiltrator	2,962	12,810	14,458	33,856
International	1,872	2,366	4,807	4,393
Allied Products & Other(a)	17,639	7,869	32,420	13,044
Total	$53,760	$51,313	$136,385	$126,858
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$259,849	$223,917	$893,986	$895,987
Depreciation and Amortization	23,088	20,573	68,509	61,675
Stock-based compensation expense	1,316	743	3,473	2,175
Total Segment Adjusted Gross Profit	$284,253	$245,233	$965,968	$959,837

13.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the nine months ended December 31 were as follows:

(In thousands)	2023	2022
Cash paid for income taxes	$114,712	$136,320
Cash paid for interest	51,484	24,757
Non-cash operating, investing and financing activities:
Repurchase of common stock pending settlement	1,139	—
Share repurchase excise tax accrual	1,486	—
Acquisition of property, plant and equipment under finance lease	21,061	10,684
Balance in accounts payable for the acquisition of property, plant and equipment	22,925	14,748

14.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.14 per share of common stock. The dividend is payable on March 15, 2024, to stockholders of record at the close of business on March 1, 2024.
Share Repurchase Program - Subsequent to the end of the quarter, 0.1 million shares of common stock at a cost of $13.1 million were repurchased under the Board of Directors' authorization in February 2022.

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
Executive Summary
Third Quarter Fiscal 2024 Results
•Net sales increased 1.1% to $662.4 million
•Net income increased 28.5% to $106.9 million
•Net income per diluted share increased 35.4% to $1.34
•Adjusted EBITDA, a non-GAAP measure, increased 20.3% to $204.2 million
Net sales increased $7.2 million, or 1.1%, to $662.4 million, as compared to $655.2 million in the prior year quarter. Domestic pipe sales decreased $18.8 million, or 5.2%, to $346.1 million. Domestic allied products & other sales increased $8.7 million, or 5.9%, to $156.4 million. Infiltrator sales increased $14.9 million, or 16.8%, to $103.9 million. The overall increase in domestic net sales was primarily driven by the improvement in the U.S. residential and infrastructure construction end markets. International sales increased $2.4 million, or 4.4%, to $56.0 million.
Gross profit increased $35.9 million, or 16.0%, to $259.8 million as compared to $223.9 million in the prior year. The increase in gross profit is primarily due to favorable material cost and sales mix.
Adjusted EBITDA, a non-GAAP measure, increased $34.5 million, or 20.3%, to $204.2 million, as compared to $169.7 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 30.8% as compared to 25.9% in the prior year.
Year-to-date Fiscal 2024 Results
•Net sales decreased 9.5% to $2,220.6 million
•Net income decreased 1.7% to $417.8 million
•Net income per diluted share increased 4.4% to $5.24
•Adjusted EBITDA, a non-GAAP measure, remained flat at $731.8 million
•Cash provided by operating activities increased 6.0% to $700.3 million
•Free cash flow, a non-GAAP measure, increased 5.7% to $563.9 million
Net sales decreased $232.9 million, or 9.5%, to $2,220.6 million, as compared to $2,453.6 million in the prior period. Domestic pipe sales decreased $189.7 million, or 13.8%, to $1,180.3 million. Domestic allied products & other sales decreased $22.7 million, or 4.2%, to $520.7 million. Infiltrator sales decreased $11.6 million, or 3.3%, to $343.0 million.

The decrease in domestic net sales was driven by lower demand in the U.S. construction and agriculture end markets. International sales decreased $8.8 million, or 4.7%, to $176.6 million.
Gross profit decreased $2.0 million, or 0.2%, to $894.0 million as compared to $896.0 million in the prior year. The decrease in gross profit is primarily due to the decrease in volume and unfavorable fixed cost absorption, partially offset by favorable material costs.
Adjusted EBITDA, a non-GAAP measure, decreased $0.2 million to $731.8 million, as compared to $732.0 million in the prior year. The decrease is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 33.0% as compared to 29.8% in the prior year.
Results of Operations
Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended December 31,
(In thousands)	2023		2022
Net sales	$662,367	100.0%	$655,167	100.0%
Cost of goods sold	402,518	60.8	431,250	65.8
Gross profit	259,849	39.2	223,917	34.2
Selling, general and administrative	91,289	13.8	85,936	13.1
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,512	0.4	(348)	(0.1)
Intangible amortization	12,782	1.9	13,842	2.1
Income from operations	153,266	23.1	124,487	19.0
Interest expense	22,331	3.4	20,001	3.1
Derivative gain and other income, net	(4,772)	(0.7)	(4,125)	(0.6)
Income before income taxes	135,707	20.5	108,611	16.6
Income tax expense	30,131	4.5	26,068	4.0
Equity in net income of unconsolidated affiliates	(1,304)	(0.2)	(639)	(0.1)
Net income	106,880	16.1	83,182	12.7
Less: net income attributable to noncontrolling interest	1,241	0.2	1,142	0.2
Net income attributable to ADS	$105,639	15.9%	$82,040	12.5%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended December 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$346,053	$364,880	$(18,827)	(5.2)%
Infiltrator	103,871	88,934	14,937	16.8
International	55,999	53,646	2,353	4.4
Allied Products & Other	156,444	147,707	8,737	5.9
Total Consolidated	$662,367	$655,167	$7,200	1.1%
Our consolidated Net sales for the three months ended December 31, 2023 increased by $7.2 million, or 1.1%, compared to the same period in fiscal 2023. The overall increase in domestic net sales was primarily driven by the improvement in the U.S. residential and infrastructure construction end markets which resulted in volume growth for Infiltrator and Allied Products & Other.

Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended December 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$99,567	$92,816	$6,751	7.3%
Infiltrator	62,780	41,345	21,435	51.8
International	12,817	11,881	936	7.9
Allied Products & Other	86,606	77,161	9,445	12.2
Intersegment eliminations	(1,921)	714	(2,635)	(369.0)
Total gross profit	$259,849	$223,917	$35,932	16.0%
Our consolidated Cost of goods sold for the three months ended December 31, 2023 decreased by $28.7 million, or 6.7%, and our consolidated Gross profit increased by $35.9 million, or 16.0%, compared to the same period in fiscal 2023. The increase in our gross profit was primarily due to favorable material costs and sales mix. Manufacturing costs benefited from investments in in equipment, automation and tooling.
Selling, general and administrative expenses

	Three Months Ended December 31,
(Amounts in thousands)	2023	2022
Selling, general and administrative expenses	$91,289	$85,936
% of Net sales	13.8%	13.1%
Selling, general and administrative expenses for three months ended December 31, 2023 increased from the same period in fiscal 2023 and as a percentage of sales, increased by 0.7%. The increase in Selling, general and administrative expenses is result of the investment in our engineering and innovation initiatives as well as the impact of inflation.
Interest expense - Interest expense increased $2.3 million in the three months ended December 31, 2023 compared to the same period in the previous fiscal year. The increase was primarily due to an increase in interest rates.
Derivative gains and other income, net - Derivative gains and other income increased by $0.6 million for the three months ended December 31, 2023 compared to the same period in the previous fiscal year primarily due to increased interest income.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended December 31,
	2023	2022
Effective tax rate	22.2%	24.0%
The change in the effective tax rate for the three months ended December 31, 2023 was primarily related to the discrete income tax benefits for the amended state tax returns and the federal return to provision adjustment. See “Note 10. Income Taxes” for additional information.

Comparison of the Nine Months Ended December 31, 2023 to the Nine Months Ended December 31, 2022
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Nine Months Ended December 31,
	2023		2022
Consolidated Statements of Operations data:	(In thousands)
Net sales	$2,220,633	100.0%	$2,453,562	100.0%
Cost of goods sold	1,326,647	59.7	1,557,575	63.5
Gross profit	893,986	40.3	895,987	36.5
Selling, general and administrative	269,525	12.1	261,095	10.6
(Gain) loss on disposal of assets and costs from exit and disposal activities	(10,669)	(0.5)	(147)	—
Intangible amortization	38,376	1.7	41,360	1.7
Income from operations	596,754	26.9	593,679	24.2
Interest expense	65,984	3.0	49,334	2.0
Derivative gain and other income, net	(15,827)	(0.7)	(5,632)	(0.2)
Income before income taxes	546,597	24.6	549,977	22.4
Income tax expense	132,665	6.0	128,641	5.2
Equity in net income of unconsolidated affiliates	(3,880)	(0.2)	(3,705)	(0.2)
Net income	417,812	18.8	425,041	17.3
Less: net income attributable to noncontrolling interest	2,719	0.1	3,848	0.2
Net income attributable to ADS	$415,093	18.7%	$421,193	17.2%
Net sales - The following table presents Net sales to external customers by reportable segment for the nine months ended December 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$1,180,328	$1,370,071	$(189,743)	(13.8)%
Infiltrator	342,956	354,603	(11,647)	(3.3)
International	176,632	185,425	(8,793)	(4.7)
Allied Products & Other	520,717	543,463	(22,746)	(4.2)
Total Consolidated	$2,220,633	$2,453,562	$(232,929)	(9.5)%
Our consolidated Net sales for the nine months ended December 31, 2023 decreased by $232.9 million, or 9.5%, compared to the same period in fiscal 2023. The decrease in domestic net sales was driven by lower demand in the U.S. construction and agriculture end markets.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the nine months ended December 31, 2023 and 2022.

(Amounts in thousands)	2023	2022	$ Variance	% Variance
Pipe	$355,016	$380,199	$(25,183)	(6.6)%
Infiltrator	199,685	178,438	21,247	11.9
International	47,711	47,253	458	1.0
Allied Products & Other	296,004	289,768	6,236	2.2
Intersegment eliminations	(4,430)	329	(4,759)	(1,446.5)
Total gross profit	$893,986	$895,987	$(2,001)	(0.2)%
Our consolidated Cost of goods sold for the nine months ended December 31, 2023 decreased by $230.9 million, or 14.8%, and our consolidated Gross profit decreased by $2.0 million, or 0.2%, compared to the same period in fiscal 2023. The decrease in gross profit is primarily due to the decrease in volume and unfavorable fixed cost absorption, partially offset by favorable material costs.
Selling, general and administrative expenses

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Selling, general and administrative expenses	$269,525	$261,095
% of Net sales	12.1%	10.6%
Selling, general and administrative expenses for nine months ended December 31, 2023 increased $8.4 million from the same period in fiscal 2023 and as a percentage of sales, increased by 1.5%. The increase in Selling, general and administrative expenses is result of the investment in our engineering and innovation initiatives as well as the impact of inflation.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The gain on disposal of assets in the current year was due to the sale of Spartan Concrete.
Interest expense - Interest expense increased $16.7 million in the nine months ended December 31, 2023 compared to the same period in the previous fiscal year. The increase was primarily due to increased average debt levels and increased interest rates.
Derivative gains and other income, net - Derivative gains and other income increased by $10.2 million for the nine months ended December 31, 2023 compared to the same period in the previous fiscal year primarily due to increased interest income.
Income tax expense - The following table presents the effective tax rates for the nine months ended December 31, 2023 and 2022.

	Nine Months Ended December 31,
	2023	2022
Effective tax rate	24.3%	23.4%
The change in the effective tax rate for the nine months ended December 31, 2023 was primarily related to the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 10. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Net income	$106,880	$83,182	$417,812	$425,041
Depreciation and amortization	38,053	35,846	112,014	107,346
Interest expense	22,331	20,001	65,984	49,334
Income tax expense	30,131	26,068	132,665	128,641
EBITDA	197,395	165,097	728,475	710,362
Loss (gain) on disposal of assets and costs from exit and disposal activities	2,512	(348)	(10,669)	(147)
Stock-based compensation expense	7,402	6,179	23,636	19,912
Transaction costs(a)	1,030	1,334	3,054	3,417
Interest income	(6,515)	(3,834)	(15,141)	(5,942)
Other adjustments(b)	2,382	1,309	2,414	4,380
Adjusted EBITDA	$204,206	$169,737	$731,769	$731,982
Adjusted EBITDA Margin	30.8%	25.9%	33.0%	29.8%
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$700,262	$660,438
Capital expenditures	(136,385)	(126,858)
Free Cash Flow	$563,877	$533,580

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	December 31, 2023
Total debt (debt and finance lease obligations)	$1,324,808
Cash	560,744
Net debt (total debt less cash)	764,064
Leverage Ratio	0.8

The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	December 31, 2023
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(11,150)
Revolver available liquidity	$588,850
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
Working Capital and Cash Flows
As of December 31, 2023, we had $1,149.6 million in liquidity, including $560.7 million of cash, $588.9 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $829.3 million as of December 31, 2023, from $638.7 million as of March 31, 2023. The increase in working capital is primarily due to an increase in cash partially offset by a decrease in accounts receivable and inventory due to seasonality and an increase in accrued liabilities and accrued taxes due to the timing of payments.

	Nine Months Ended December 31,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$700,262	$660,438
Net cash used in investing activities	(115,879)	(174,822)
Net cash (used in) provided by financing activities	(236,436)	(78,590)
Operating Cash Flows – Cash flows from operating activities increased $39.8 million during the nine months ended December 31, 2023 primarily driven by changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the nine months ended December 31, 2023 decreased by $58.9 million compared to the same period in fiscal 2023. The decrease in cash used in investing activities was primarily due to the acquisition of Cultec, Inc. in fiscal 2023.
Capital expenditures totaled $136.4 million and $126.9 million for the nine months ended December 31, 2023 and 2022, respectively. Our capital expenditures for the nine months ended December 31, 2023 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $200 million in fiscal year 2024, including approximately $125 million of open orders as of December 31, 2023. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the nine months ended December 31, 2023, cash used in financing activities included the repurchase of common stock of $178.2 million, $33.1 million of dividend payments, and $8.9 million for shares withheld for tax purposes.

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
Cash held by Foreign Subsidiaries - As of December 31, 2023, we had $39.7 million in cash that was held by our foreign subsidiaries, including $24.5 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2023 Form 10-K. We are in compliance with our debt covenants as of December 31, 2023.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2023, our South American Joint Venture had approximately no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.2 million based on our borrowings as of December 31, 2023. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.2 million, for the twelve months ended December 31, 2023.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchase of common stock will be made in accordance with applicable securities laws. During the three months ended December 31, 2023, the Company repurchased 0.6 million shares of common stock at a cost of $70.3 million. As of December 31, 2023, approximately $245.6 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
October 1, 2023 to October 31, 2023	339	$114.21	339	$277,184
November 1, 2023 to November 30, 2023	175	115.90	175	256,937
December 1, 2023 to December 31, 2023	84	133.29	84	245,648
Total	598	$117.40	598	$245,648
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 8, 2024

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer