Form 10-K
period 2024-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2024-05-16
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $8,793 million as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2023.
As of May 9, 2024, the registrant had 77,426,265 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 9, 2024, 201,443 shares of unvested restricted common stock were outstanding and a total of 77,627,708 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 18, 2024, which statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

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
•the effect of weather or seasonality;
•the effect of global climate changes;
•the loss of any of our significant customers;
•our ability successfully integrate businesses to realize the anticipated benefits of acquisitions or do so within the intended timeframe;
•the risks of doing business internationally;
•the risks of conducting a portion of our operations through joint ventures;
•our ability to expand into new geographic or product markets;
•the risk associated with manufacturing processes;
•our ability to protect against cybersecurity incidents and disruptions or failures of our IT systems;
•our ability to assess and monitor the effects of artificial intelligence on our business and operations;
•our ability to manage our supply purchasing and customer credit policies;
•our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•our ability to protect our intellectual property rights;
•changes in laws and regulations, including environmental laws and regulations;
•our ability to appropriately address any environmental, social or governmental concerns that may arise from our activities;
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
iii

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
Fiscal 2024 Revenue
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

	2024	2023	2022
Pipe	53.7%	55.9%	55.6%
Infiltrator	15.6%	14.4%	16.6%
International	7.2%	7.2%	7.4%
Allied Products & Other	23.5%	22.5%	20.4%
Our products and engineering project designs have been continuously and frequently recognized by the industry. This includes being honored many times during the past decade as the Plastics Pipe Institute’s Project of the Year. We have won

Advanced Drainage Systems, Inc.
numerous awards from organizations such as the American Society of Testing & Materials (“ASTM”), the American Society of Civil Engineers, and many others.
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
Triple Wall Corrugated Pipe and Smoothwall HDPE Pipe - Our ADS-3000 Triple Wall pipe, small diameter triple wall corrugated pipe, consists of a corrugated polyethylene core molded between a smooth white outer wall and a smooth black inner wall. This combination of the three-wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced and sold through our distribution network. We also manufacture smoothwall HDPE pipe sold into the residential drainage and onsite septic systems markets.
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
Tank Products – Our Infiltrator tanks line, including our IM-Series and CM-Series septic tanks, are injection or compression molded polypropylene plastic tanks manufactured from recycled materials. Our Infiltrator tanks are available in various capacities for wastewater storage. Our IM-Series is the only two-piece construction, injection molded septic tank

Advanced Drainage Systems, Inc.
design in North America. In comparison to traditional concrete tanks, our Infiltrator tanks are easier to transport to the job site and require less time and energy to install.
Our IM-Series line of potable tanks are injection-molded polypropylene plastic tanks manufactured from virgin materials suitable for water reuse and drinking water storage. IM-Series potable tanks are available in various capacities for water storage. IM-Series potable tanks are commonly used in water cistern applications, such as rainwater harvesting systems.
Advanced Treatment Systems – Our Advanced Treatment Systems, previously known as Delta Treatment Systems, provide a higher level of wastewater purification through mechanical aeration wastewater for residential and commercial systems with daily flows up to 100,000 gallons per day.
Combined Treatment and Dispersal Products - Combined Treatment and Dispersal Products includes our Advanced Enviro-Septic (“AES”), previously known as Presby Treatment Dispersal Systems, and Advanced Treatment Leachfield (“ATL”). Our AES systems are proprietary combined treatment and dispersal systems made with a twelve-inch diameter corrugated extrusion product that is encapsulated in fibrous materials and geotextiles. These systems when installed in a bed of sand provide combined treatment and dispersal in the same small footprint and at a reduced cost with minimal long-term maintenance.
Our ATL product is an alternative combined treatment and dispersal system that provides advanced wastewater treatment. The ATL is a profile of polystyrene aggregates and geotextiles installed in a bed of sand.
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
Fittings - We produce fittings and couplings utilizing blow molding, injection molding and custom fabrication on our pipe products. Our innovative coupling and fitting products are highly complementary to our broader product suite and include both soil-tight and water-tight capabilities across the full pipe diameter spectrum. Our fittings are sold in all end markets where we sell our current pipe products.
Other Products - Our ARC, BioDiffuser, Contactor and Recharger products are chambers that are used in septic systems for residential and small volume non-residential wastewater treatment and disposal. The innovative design of our chambers are generally approved for a footprint reduction, further reducing the cost of the septic system. Injection-molded or thermoformed from HDPE or PP, these products are strong, durable, and chemical-resistant. These interconnecting

Advanced Drainage Systems, Inc.
chambers are favored by septic contractors because they are lightweight and easy to install, and the Arc chamber offers articulating features which increase site-specific design flexibility. The ARC chamber products are manufactured by Infiltrator.
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
RAW MATERIALS AND SUPPLIERS
Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives primarily in the U.S. We currently purchase in excess of 1.1 billion pounds of virgin and recycled resin annually from approximately 525 suppliers. As a high-volume buyer of resin, we achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use strategies to reduce volatility and successfully pass cost increases on to our customers through timely selling price increases when needed.
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
Fiscal 2024 Materials Purchased
Further, we are focused on a program of continuous sustainability improvement, with approximately 360 million pounds of post-consumer and post-industrial recycled HDPE and 130 million pounds of post-consumer and post-industrial recycled polypropylene converted each year to make our products. This industry-leading program keeps millions of used bottles out of the landfill and puts them to work again for more than a hundred years as part of our infrastructure. This recycling capacity not only contributes to our sustainability initiatives through the promotion of a circular economy, but also allows us to better and more quickly serve the needs of our customers.
We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. The

Advanced Drainage Systems, Inc.
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
In August 2022, we announced plans to invest $65 million near our existing headquarters to fund the development of a 110,000 square foot Engineering & Technology Center. This new facility will be dedicated to innovation across product engineering, material science and manufacturing technology and we anticipate it will open in fiscal 2025.
OUR MANUFACTURING AND DISTRIBUTION PLATFORM
We have a leading domestic and international manufacturing and distribution infrastructure, serving customers throughout the United States, Canada, Mexico and other countries worldwide through 64 manufacturing plants and 41 distribution centers, including eight manufacturing plants and seven distribution centers owned or leased by our joint ventures. In November 2023, we announced a plan to build a new pipe manufacturing facility on a 100-acre site in Lake Wales, Florida. The facility is designed with the future workforce in mind, promoting safety, efficient flow of materials and traffic, and incorporating the Company’s most advanced automation technologies for the manufacturing of corrugated thermoplastic pipe.
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
United States Pipe and Allied Product Facilities
Domestically, we can produce more than one billion pounds of pipe annually. Additional capacity is in place to support seasonal production needs and expected growth. Our production equipment is built to accept transportable molds and die tooling over a certain range of sizes, so each plant is not required to house the full range of tooling at any given time. This transportability provides us with the flexibility to optimize our capacity through centrally coordinated production planning, which helps to adapt to shifting sales demand patterns while reducing the capital needed for tooling. With our large manufacturing footprint, we can support rapid seasonal demand growth while focusing on customer service and minimizing transportation costs.

Advanced Drainage Systems, Inc.
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
Fleet – We also operate an in-house fleet of approximately 650 tractors. Our effective shipping radius is approximately 300 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer job site delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered to a third-party to ensure that lowest delivered freight costs are achieved while maintaining high levels of customer service. In addition, in line with our commitment to sustainability, we are continuously upgrading our tractors with state-of-the-art safety features, fuel economy, and digital technology to attract the driver of the future, reduce our total emissions and keep our drivers safe on and off the road.
Our North American truck fleet incorporates approximately 1,100 trailers that are specially designed to haul our lightweight pipe and Allied Products. These designs maximize payload versus conventional over the road trailers and facilitate the loading and unloading of our products at the various customer delivery locations. The trailer design assists in managing the fuel efficiency of our fleet by decreasing total trailer weight and aerodynamic design. The scope of fleet operations also includes backhaul throughout our network to lower our total delivered cost and increase our asset utilization.
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
SUSTAINABILITY
“Our Reason is Water” and our vision is to advance the quality of life through sustainable solutions to water management challenges. We are dedicated to providing clean water management solutions to communities and delivering unparalleled service to our customers. Our commitment to sustainability was recognized when we were named on Newsweek’s list of America’s Most Responsible Companies 2024.
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

Advanced Drainage Systems, Inc.
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
CUSTOMERS
We have a large, active customer base of approximately 16,000 customers, with two customers representing 10% or more of fiscal 2024 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.3% and Core and Main accounted for 12.5% of fiscal 2024 net sales. Our customer base is diversified across the range of end markets that we serve.
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

Advanced Drainage Systems, Inc.
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

Advanced Drainage Systems, Inc.
Employees - As of March 31, 2024, in our domestic and international operations, the Company and its consolidated subsidiaries had both hourly personnel and salaried employees. As of March 31, 2024, approximately 230 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements. Five employees at one US location are negotiating a collective bargaining agreement.

	March 31, 2024	March 31, 2023
Employees by Region
United States	5,100	5,195
Canada	345	340
Other	260	335
Total	5,705	5,870

Employees by Type
Hourly	3,845	3,885
Salary	1,860	1,985
Total	5,705	5,870
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

Advanced Drainage Systems, Inc.
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
ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
We are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including those pertaining to air emissions, water discharges, the handling, disposal and transport of solid and hazardous materials and wastes, the investigation and remediation of contamination and otherwise relating to health and safety and the protection of the environment and natural resources. To a limited extent, our current and past operations, and those of many of the companies we have acquired, involve materials that are, or could be classified as, toxic or hazardous. There is an inherent risk of contamination and environmental damage in our operations and the products we handle, transport and distribute. See “Item 1A. Risk Factors — Risks Relating to Our Business — We could incur significant costs in complying with environmental, health and safety laws or permits or as a result of satisfying any liability or obligation imposed under such laws or permits.”
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

Advanced Drainage Systems, Inc.
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
Resin prices fluctuate substantially as a result of changes in crude oil and natural gas prices, changes in existing processing capabilities and the capacity of resin suppliers. Polypropylene resin suppliers are limited, high-density polyethylene suppliers are geographically concentrated, and supply of recycled resin is also limited. Supply interruptions could arise from disruptions to existing petrochemical capacity and recycled resin sources caused by labor disputes and shortages, weather conditions or natural disasters affecting supplies or shipments, transportation disruptions or other factors beyond our control. An extended disruption in the timely availability of raw materials from our key suppliers would result in a decrease in our revenues and profitability. Additionally, our customers’ production schedules could be impacted by these shortages, which could result in reduced sales of our products.
Inflation in these raw material costs could also result in significant cost increases, further affecting our business. Our ability to maintain profitability heavily depends on our ability to pass through to our customers any increase in raw material costs. If increases in the cost of raw materials cannot be passed on to our customers, our business, financial condition, results of operations and cash flows will be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. We may not be able to reduce our cost base to offset any such price concessions which could adversely impact our results of operations and cash flows.
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
•Our business depends upon general activity levels in the agriculture market. The nature of the agriculture market is such that a downturn in demand can occur suddenly, resulting in excess inventories, underutilized production capacity and reduced prices for pipe products.
•Shifts in residential housing trends (urban vs. suburban), homeowner demographics, increasing mortgage rates, and consumers ability to finance home construction impact demand for our products.
•Demand for our products and services depend to a significant degree on spending on infrastructure. Infrastructure spending is affected by a variety of factors beyond our control, including interest rates, inflation, availability and commitment of public funds for municipal spending and highway spending and general economic conditions.
Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. Bank failures and market disruptions could impact banks used by our customers,

Advanced Drainage Systems, Inc.
which could negatively affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our product and services. We may have to close under-performing facilities as warranted by general economic conditions and/or weakness in the markets in which we operate. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products and restrict our ability to pass raw material cost increases to our customers. This, combined with an increase in excess capacity, will negatively impact our profitability, cash flows and our financial condition, generally.
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
In January 2022, we communicated our initial 10-year goals regarding sustainability. To reduce our environmental impact, we have committed to pursuing science-based targets consistent with limiting global temperature increase to 1.5°C above pre-industrial levels. We are working to define absolute targets for reduction of scope 1 (direct) & 2 (indirect) greenhouse gas emissions that align with limiting future temperature rise to 1.5°C above baseline. These goals reflect our current plans and there is no guarantee that they will be achieved. Our ability to achieve any goal is subject to factors and conditions, many of which are outside of our control, including technology, or the availability of recycled resin.
In March 2024, the SEC adopted final rules on climate-related disclosure, which require issuers to make a significant amount of climate-related disclosure, including, among others, material scope 1 and scope 2 greenhouse gas, or GHG, emissions, climate-related financial metrics, climate-related strategy, governance, targets and goals, that could significantly increase compliance burdens and associated regulatory costs and complexity.
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

Advanced Drainage Systems, Inc.
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
Our success will depend, in part, on our ability to maintain the quality of our customer service, and selling and marketing efforts, as well as our ability to develop long-term relationships with our customers. Our ten largest customers generated approximately 43% of our net sales in fiscal 2024. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Advanced Drainage Systems, Inc.
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

Advanced Drainage Systems, Inc.
condition, results of operations and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations.
Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Increasing manufacturing capacity requires successful execution of capital projects, including adding, upgrading and replacing equipment, which may be subject to supply chain delays for equipment or parts. Global supply chain disruptions and the related impacts on our third-party suppliers to deliver the raw materials, components, systems and parts that we need to manufacture and service our products could also adversely impact our production. Any interruption in production may limit our ability to supply enough products to customers and may require us to make capital expenditures, which could have a negative impact on our profitability and cash flows.
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
While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Approvals by municipalities, the U.S. and state departments of transportation, engineers and developers may affect the products our customers are allowed to use, and, consequently, failure to obtain or maintain such approvals may affect the salability of our products. Building codes may also affect the products our customers use, and, consequently, changes in building codes may also affect the salability of our products. Changes in applicable regulations governing the sale of some of our products, including changes in government mandated regulatory product standards in countries in which we or our joint ventures operate, could increase our costs. In addition, changes to applicable tax laws and regulations could increase our costs of doing business. We may incur material costs or liabilities in connection with regulatory requirements.
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

Advanced Drainage Systems, Inc.
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
Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance.
In the conduct of our business, we collect, use, transmit and store data on information systems, which are vulnerable to disruption and an increasing threat of continually evolving cybersecurity risks. Cybersecurity incidents across industries are sophisticated and frequent and may range from uncoordinated individual attempts to targeted measures. These incidents include but are not limited to, malicious software or viruses, including “ransomware” attempts to gain unauthorized access to, or otherwise disrupt, our information systems, attempts to gain unauthorized access to business, proprietary or other confidential information, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. New developments in the fields of generative artificial intelligence (“AI”), machine learning, and robotics may create new vulnerabilities and cybersecurity risks. Cybersecurity failures may be caused by employee error, malfeasance, other corporate or governmental actors, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, and their products.
While we have been subject to cybersecurity incidents in the past that (based on information known to date) did not have a material impact on our financial condition or results of operations, we may experience such incidents in the future, potentially with more frequency or sophistication which may have a material impact on our financial condition or results of operations. The occurrence of any of these events could adversely affect our reputation and could result in litigation, regulatory action, financial loss, project delay claims and increased costs and operational consequences of implementing further data protection systems.
Failures of our IT systems as a result of cybersecurity incidents or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity incidents or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations. Our attempts to safeguard our systems and mitigate potential risks may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition and results of operations.
All of these risks are also applicable where we rely on outside vendors to provide services. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations. Additionally, our key partners, distributors or suppliers could experience a compromise of their information security due to a cybersecurity incident, which may have an impact on our business and financial performance.
Our success depends upon our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel.
To be successful, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. The market for highly qualified employees remains competitive and may not be able to attract or retain highly qualified employees in the future, including those employed by companies we acquire. None of our

Advanced Drainage Systems, Inc.
domestic employees are currently covered by collective bargaining or other similar labor agreements. However, if a number of our employees were to unionize, the effect on us may be negative.
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
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, joint ventures and investments and other general corporate purposes, which could improve our competitive position, results of operations or share price;
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of May 9, 2024, we have 77.4 million outstanding shares of common stock, including 0.2 million outstanding shares of our restricted stock, a significant portion of which are freely tradable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of March 31, 2024, there were stock options outstanding to purchase a total of approximately 1.1 million shares of our common stock. In addition, approximately 2.0 million shares of common stock are available for grant under our 2017 Omnibus Plan.
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
As of May 9, 2024, our directors, officers and principal stockholders and their affiliates collectively own approximately 20% of our outstanding shares of common stock. Additionally, our tax-qualified Retirement and Stock Ownership Plan (“KSOP”) holds shares of common stock that KSOP participants with ESOP accounts are entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 9, 2024 is approximately 28%, inclusive of the outstanding shares of common stock held by the KSOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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

Advanced Drainage Systems, Inc.
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
•fluctuations in our effective tax rate, including from the Inflation Reduction Act of 2022, Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and any future tax legislation;
•new or modified legislation related to health care;
•the review of potential weaknesses or deficiencies in the Company's disclosure controls and procedures, and discovering further weaknesses of which we are not currently aware, or which have not been detected;
•we cannot assure our stockholders that an active market for shares of our common stock can be sustained, and the market price of our common stock may be volatile and could decline in the future; and
•failure to meet the expectations of investors, including as a result of factors beyond our control.
Item 1B.    Unresolved Staff Comments
None.

Advanced Drainage Systems, Inc.
Item 1C.    Cybersecurity
Risk Management and Strategy
Our cybersecurity program is designed to assess, identify and manage material risks from cybersecurity threats, and is a component of our overall enterprise risk program. Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework, version 2.0 (“NIST CSF”). We conduct regular scans, penetration tests, and vulnerability assessments to identify potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage material risks from cybersecurity threats include potential threats associated with third party service providers, including cloud-based platforms.
We believe we have invested in monitoring practices to reduce cybersecurity risks and continue to monitor our systems on an ongoing basis for compliance with applicable privacy regulations and any current or potential threats. We engage third-party service providers to enhance our risk prevention and mitigation efforts. We have periodically engaged third parties to serve in a consultative and advisory manner to review current and future strategies. We also purchase insurance to help protect us against the risk of cybersecurity breaches.
Cybersecurity Governance
Board and Committee Oversight - Our Board of Directors has ultimate oversight of the Company’s cybersecurity programs and strategy, with the Audit Committee maintaining oversight responsibility in reviewing cybersecurity and other information technology risks. The Audit Committee assess the steps management has taken to monitor, minimize or control such risks or exposures. The Company’s Chief Information Officer presents a cybersecurity report to the Audit Committee each quarter. The report includes updates of recent cybersecurity threats, current key performance indicators of security controls and summaries of any recent incidents at the Company.

Management’s Role – The Company’s Chief Information Officer (“CIO”), supported by the Director of IT Security and Compliance, manages cybersecurity risk. Our CIO has over 25 years of experience in information technology and six years of experience with the Company. The Company’s enterprise-wide cybersecurity strategy is supported by policies, procedures, security controls and training designed to protect the Company’s IT systems, operations and sensitive data. Specifically, our Cyber Incident Response Plan provides a process by which our Company is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents and includes engaging the Cybersecurity and Risk Management Committee (“CRMC”). The CRMC is a management committee established to identify, assess and manage material cybersecurity incidents, including the incident recovery process within the Company. Depending on the significance of the incident, the Cyber Incident Response Plan could include engaging affected internal and external parties, escalating the issue to executive management, notifying one or more members of our Audit Committee, maintaining communication with users and notifying law enforcement and government agencies as warranted.
For additional information regarding cybersecurity risks, see the risk factor captioned “Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance” under Part I, Item 1A “Risk Factors”.
Item 2.    Properties
Property - We have a network of 64 manufacturing plant locations and 41 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	51	29	80
Canada	5	4	9
Mexico (1)	4	2	6
South America (2)	4	5	9
Other (3)	—	1	1
Total	64	41	105
(1)Manufacturing plants and distribution centers in Mexico are owned or leased by our joint venture.
(2)Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)The other facility is located in the Netherlands.

Advanced Drainage Systems, Inc.
We currently own approximately 36,000 square feet and lease approximately 33,000 square feet of office space in Hilliard, Ohio for our corporate headquarters and lease an office space in Old Saybrook, Connecticut for our Infiltrator headquarters.
Our network of 64 manufacturing plants consists of 46 that are owned and 18 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15 to 20 acres of land for storage of pipe and related products. Our network of 41 distribution centers consists of 4 owned and 37 leased locations. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property, but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Our Pipe segment and Allied Products and other use our properties in the United States, except for 8 properties utilized by our Infiltrator segment, and our International segment operates all of our international properties. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.
In-House Fleet - As of March 31, 2024, our in-house fleet consists of approximately 650 tractors and approximately 1,100 trailers that are specially designed to haul our lightweight pipe and fittings products.
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

Advanced Drainage Systems, Inc.
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock - Our common stock is listed and traded on the NYSE under the symbol “WMS”. During each quarter of fiscal 2024, 2023 and 2022, the Board of Directors approved a quarterly cash dividend of $0.14, $0.12 and $0.11 per share, respectively, to all common stockholders. During the first quarter of fiscal 2025, the Company declared a quarterly cash dividend of $0.16 per share of common stock. The dividend is payable on June 14, 2024 to stockholders of record at the close of business on May 31, 2024.
Holders of Record - As of May 9, 2024, we had 787 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Stock Performance Graph - The following graph presents a comparison from March 31, 2019 through March 31, 2024 of the cumulative return of our common stock, the Standard and Poor's Index (“S&P 500”) and the Standard and Poor’s Mid Cap 400 - Capital Goods Index (“S&P Mid Cap 400 - Capital Goods”). The graph assumes investment of $100 on March 31, 2019 in our common stock and in each of the two indices and the reinvestment of dividends.
Recent Sales of Unregistered Securities - Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities - In February 2022, we announced that our Board of Directors approved a $1.0 billion stock repurchase program (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The Repurchase Program replaces the previously established share repurchase program, which has no remaining available capacity. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion. During fiscal 2024, we repurchased 1.8 million shares of common stock at a cost of $207.3 million.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
January 1, 2024 to January 31, 2024	100	$131.08	100	$232,572
February 1, 2024 to February 29, 2024	—	—	—	232,572
March 1, 2024 to March 31, 2024	100	166.29	100	215,943
Total	200	$148.71	200	$215,943
Equity Compensation Plan Information - For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.
Item 6.    Reserved

Advanced Drainage Systems, Inc.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, “2024” refers to fiscal 2024, which is the period from April 1, 2023 to March 31, 2024.
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

Advanced Drainage Systems, Inc.
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
We currently purchase in excess of 1.1 billion pounds of virgin and recycled resin annually from approximately 525 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material). The price movements of the different materials vary, resulting in the need to use a number of strategies to reduce volatility.
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

Advanced Drainage Systems, Inc.
Executive Summary of Our Fiscal 2024 Results
•Net sales decreased 6.4% to $2.9 billion
•Net income increased 0.4% to $513.3 million
•Net income per diluted share increased 6.1% to $6.45
•Adjusted EBITDA increased 2.1% to $922.9 million
•Cash provided by operating activities increased $10.1 million to $717.9 million
•Free cash flow decreased $6.8 million to $534.1 million
Net sales decreased $196.6 million, or 6.4%, to $2,874.5 million, as compared to $3,071.1 million in the prior year. Domestic pipe sales decreased $172.9 million, or 10.1%, to $1,544.3 million. Domestic Allied Products & Other sales decreased $18.4 million, or 2.7%, to $673.4 million. Infiltrator sales increased $6.7 million, or 1.5%, to $449.0 million. The decrease in overall domestic net sales was driven by lower demand in the U.S. construction and agriculture end markets during the first half of the year. The increase in sales at Infiltrator was driven by better-than-expected single-family housing construction and new product introductions. International sales decreased $12.1 million, or 5.5%, to $207.8 million.
Gross profit increased $27.5 million, or 2.5%, to $1,145.9 million as compared to $1,118.4 million in the prior year. The increase in gross profit is primarily due to favorable material cost, partially offset by the decrease in volume and unfavorable fixed cost absorption.
Adjusted EBITDA, a non-GAAP financial measure, increased $19.0 million, or 2.1%, to $922.9 million, as compared to $904.0 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 32.1% as compared to 29.4% in the prior year.
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
International – Our International segment manufactures and markets products in regions outside of the United States, with a strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. The unconsolidated sales of the South American Joint Venture were $75.9 million, $69.5 million, and $61.6 million, in fiscal 2024, 2023, and 2022, respectively.
Allied Products & Other – Our other operating segments manufacture a range of Allied Products & Other that are complementary to our Pipe products. Our Allied Products & Other offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers.

Advanced Drainage Systems, Inc.
Results of Operations for Fiscal Year Ended March 31, 2024 Compared with Fiscal Year Ended March 31, 2023
The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2024 and 2023. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	2024		2023
Net sales	$2,874,473	100.0%	$3,071,121	100.0%
Cost of goods sold	1,728,524	60.1	1,952,713	63.6
Gross profit	1,145,949	39.9	1,118,408	36.4
Selling, general and administrative expenses	370,714	12.9	339,504	11.1
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,365)	(0.3)	4,397	0.1
Intangible amortization	51,469	1.8	55,197	1.8
Income from operations	732,131	25.5	719,310	23.4
Interest expense	88,862	3.1	70,182	2.3
Interest income and other, net	(23,484)	(0.8)	(7,972)	(0.3)
Income before income taxes	666,753	23.2	657,100	21.4
Income tax expense	158,998	5.5	150,589	4.9
Equity in net income of unconsolidated affiliates	(5,536)	(0.2)	(4,842)	(0.2)
Net income	513,291	17.9	511,353	16.7
Less: net income attributable to the non-controlling interest	3,376	0.1	4,267	0.1
Net income attributable to ADS	$509,915	17.7%	$507,086	16.5%
Net sales – The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$1,544,290	$1,717,189	$(172,899)	(10.1)%
Infiltrator	449,027	442,280	6,747	1.5
International	207,769	219,853	(12,084)	(5.5)
Allied Products & Other	673,387	691,799	(18,412)	(2.7)
Total Consolidated	$2,874,473	$3,071,121	$(196,648)	(6.4)%
Our consolidated net sales for the fiscal year ended March 31, 2024 decreased by $196.6 million, or 6.4%, compared to fiscal 2023. The decrease in overall domestic net sales was driven by lower demand in the U.S. construction and agriculture end markets during the first half of the year. The increase in sales at Infiltrator was driven by better-than-expected single-family housing construction and new product introductions.
Cost of goods sold and Gross profit – The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$448,186	$476,859	$(28,673)	(6.0)%
Infiltrator	259,065	213,242	45,823	21.5
International	57,605	56,188	1,417	2.5
Allied Products & Other	385,650	371,195	14,455	3.9
Intersegment eliminations	(4,557)	924	(5,481)	(593.2)
Total gross profit	$1,145,949	$1,118,408	$27,541	2.5%
Our consolidated Cost of goods sold for the fiscal year ended March 31, 2024 decreased by $224.2 million or, 11.5%, and our consolidated Gross profit increased by $27.5 million, or 2.5%, compared to the same period in fiscal 2023. The

Advanced Drainage Systems, Inc.
increase in gross profit is primarily due to favorable material cost, partially offset by the decrease in volume and unfavorable fixed cost absorption.
Selling, general and administrative expenses – The following table presents Selling, general and administrative expenses as a percentage of sales for the fiscal years ended March 31, 2024 and 2023.

(Amounts in thousands)	2024	2023
Selling, general and administrative	$370,714	$339,504
% of Net Sales	12.9%	11.2%
Selling, general and administrative expenses for the fiscal year ended March 31, 2024 increased $31.2 million from the same period in fiscal 2023. The increase in Selling, general and administrative expenses is the result of an increase in stock-based and incentive compensation related to business performance, headcount to support our engineering and innovation initiatives and the impact of inflation.
(Gain) loss on disposal of assets and costs from exit and disposal activities – The change in (Gain) loss on disposal of assets and costs from exit and disposal activities is primarily due to the gain on the sale of the assets of Spartan Concrete, Inc. in fiscal 2024, partially offset by the losses on the sale of the Paper Recycling business and disposal of other assets.
Intangible amortization – Intangible amortization decreased by $3.7 million primarily due the accelerated method of amortization for certain customer relationships.
Interest expense – Interest expense increased $18.7 million for the fiscal year ended March 31, 2024 compared to the same period in fiscal 2023. The increase was primarily due to an increase in interest rates.
Interest income and other, net – Interest income and other, net increased by $15.5 million for the fiscal year ended March 31, 2024 compared to the same period in fiscal 2023 primarily due to the increase in Cash.
Income tax expense – The following table presents the effective tax rates for the fiscal years presented:

	2024	2023
Effective tax rate	23.8%	22.9%
The change in the effective tax rate was primarily related to the decrease of the income tax benefit related to the stock-based compensation windfall in fiscal 2024. See “Note 15. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates – The Equity in net income of unconsolidated affiliates increased for the fiscal year ended March 31, 2024 compared to the same period in fiscal 2023 due to an increase in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest – Net income attributable to noncontrolling interest decreased for the fiscal year ended March 31, 2024 due to decreased net income at our ADS Mexicana joint venture.
The discussion of our results of operations for the fiscal year ended March 31, 2023 compared with the fiscal year ended March 31, 2022 can be found in “Item 7. Management’s Discussion and Analysis of Financial Discussion and Results of Operations” in our fiscal 2023 Form 10-K for further information on our prior period results of operations.
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

Advanced Drainage Systems, Inc.
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

(Amounts in thousands)	2024	2023	2022
Net income	$513,291	$511,353	$275,026
Depreciation and amortization	154,903	145,149	141,808
Interest expense	88,862	70,182	33,550
Income tax expense	158,998	150,589	110,071
EBITDA	916,054	877,273	560,455
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,365)	4,397	3,398
Stock-based compensation expense	31,986	21,659	24,158
ESOP compensation expense	—	—	53,401
ESOP acceleration compensation expense (a)	—	—	30,435
Transaction costs (b)	3,444	3,903	3,539
Interest income	(22,047)	(9,782)	(52)
Other adjustments (c)	1,875	6,512	708
Adjusted EBITDA	$922,947	$903,962	$676,042
Adjusted EBITDA Margin	32.1%	29.4%	24.4%
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
(c)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense (benefit).
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

Advanced Drainage Systems, Inc.
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

(Amounts in thousands)	2024	2023	2022
Cash flow from operating activities	$717,928	$707,810	$274,888
Capital expenditures	(183,812)	(166,913)	(149,083)
Free cash flow	$534,116	$540,897	$125,805
The following table presents key liquidity metrics utilized by management:

(Amounts in thousands)	3/31/2024
Total debt (debt and finance lease obligations)	$1,351,068
Cash	490,163
Net debt (total debt less cash)	860,905
Leverage ratio	0.9
The following table summarizes our available liquidity under our Revolving Credit Facility as of March 31, 2024:

(Amounts in thousands)	3/31/2024
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	11,150
Revolver available liquidity	$588,850
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.
As of March 31, 2024, we had $24.8 million in cash that was held by our foreign subsidiaries, of which, $15.8 million was held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. See “Note 15. Income Taxes” for additional discussion of our plans to repatriate earnings from Canada.
Working Capital and Cash Flows
In fiscal 2024, our cash balance increased by $278.7 million. Cash generated from operations, changes in working capital and dispositions of assets was partially offset by $207.3 million in share repurchases and capital expenditures of $183.8 million and $47.7 million of dividend payments. Our increase of cash in fiscal 2023 of $197.0 million was predominantly driven by cash generated from operations in excess of changes in working capital and $500.0 million proceeds from the issuance of senior notes. These sources were partially offset by $575.0 million in share repurchases, capital expenditures of $166.9 million, and $44.9 million of dividend payments.
As of March 31, 2024, we had $1,079.1 million in liquidity, including $490.2 million of cash, $588.9 million in borrowings available under our Revolving Credit Agreement, excluding $11.2 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities. Working capital increased to $860.3 million as of March 31, 2024, from $638.7 million as of March 31, 2023, primarily due to increases in cash and an increase in accounts receivable due to increased net sales offset by increases in accounts payable due to the timing of the purchases of raw materials.

Advanced Drainage Systems, Inc.
Operating Cash Flows - During fiscal 2024, cash provided by operating activities was $717.9 million. Cash flow from operating activities in fiscal 2024 was primarily driven by operating income and changes in working capital.
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
Investing Cash Flows - During fiscal 2024, cash used for investing activities was $155.7 million. The cash used for investing cash flows was primarily from capital expenditures offset with the disposition of assets or businesses. Capital expenditures increased in fiscal 2024 compared to fiscal 2023. Our capital expenditures in fiscal 2024 were used primarily to support new facilities, facility expansions, equipment replacements and technology improvement initiatives.
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
We currently anticipate that we will make capital expenditures of approximately $250 to $300 million in fiscal 2025 to focus on growth and productivity through increasing our manufacturing capacity and investing in automation. Such capital expenditures are expected to be financed using funds generated by operations. We had approximately $130 million of open orders through purchase commitments as of March 31, 2024.
Financing Cash Flows – During fiscal 2024, cash used in financing activities was $284.3 million. During fiscal 2024, we repurchased shares at a cost of $207.3 million and made dividend payments of $47.7 million.
During fiscal 2023, cash used in financing activities was $296.3 million. During fiscal 2023, we repurchased shares at a cost of $575.0 million; paid $114.3 million of the Revolving Credit Facility, net of proceeds, and made dividend payments of $44.9 million. The cash outflows were offset by $500.0 million of proceeds from Senior Notes due 2030.
During fiscal 2022, cash used in financing activities was $251.1 million. During fiscal 2022, we repurchased shares for $292.0 million.
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

Advanced Drainage Systems, Inc.
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
Equipment Financing – In November 2021, we purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on our Consolidated Balance Sheet. The equipment financing has a balance of $10.9 million and had an initial term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.6% as of March 31, 2024.
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
Covenant Compliance
The Senior Secured Credit Facility requires, if the aggregate amount of outstanding exposure under the Amended Revolving Credit Facility exceeds $210.0 million at the end of any fiscal quarter, the Company is to maintain a consolidated senior secured net leverage ratio not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.
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
The Senior Secured Credit Facility also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Senior Secured Credit Facility); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Senior Secured Credit Facility. For further information, see “Note 12. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2024.

Advanced Drainage Systems, Inc.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $5.5 million as of March 31, 2024. The maximum borrowing permitted under the South American Joint Venture’s credit agreement is $11.0 million. As of March 31, 2024, our South American Joint Venture had no outstanding debt subject to our guarantee. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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
We performed our annual impairment test for goodwill for all reporting units as of March 31, 2024 using a qualitative approach, except for Cultec, which was assessed using a quantitative approach. We determined for our goodwill that it was more likely than not that the fair value of the assets exceeded carrying value for the fiscal year ended March 31, 2024 for all reporting units reviewed under the qualitative approach. For Cultec, the fair value of the reporting unit exceeded carrying value. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
We did not record any impairment charges for definite-lived intangible assets in fiscal 2024, 2023, or 2022.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2024. We performed a qualitative impairment analysis and determined for our indefinite-lived intangible assets that it was more likely than not that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2024. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
Interest Rate Risk - We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and Term Note bear interest at variable rates, either SOFR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.2 million based on our borrowings as of March 31, 2024. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.2 million, for the year ended March 31, 2024.
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
Raw Material and Commodity Price Risk - Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. We have supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. These supply agreements generally do not contain fixed prices, exposing us to pricing risk. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $5.0 million.
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
Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-34 of this Annual Report on Form 10-K and are

Advanced Drainage Systems, Inc.
incorporated herein by reference. Our independent registered public accounting firm is Deloitte & Touche LLP, Columbus, Ohio, Public Company Accounting Oversight Board ID Number: 34.
Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.
Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2024.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2024 and this report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Advanced Drainage Systems, Inc.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information contained under the captions “CERTAIN INFORMATION REGARDING OUR EXECUTIVE OFFICERS,” “2024 NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS,” “DELINQUENT SECTION 16(A) REPORTS,” “CODES OF BUSINESS CONDUCT AND ETHICS,” “OTHER EXECUTIVE COMPENSATION POLICIES AND PRACTICES – Insider Trading Policy” and “AUDIT COMMITTEE” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.
Item 11.    Executive Compensation
The information contained under the captions “DIRECTOR COMPENSATION,” “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OUTCOMES FOR 2024” in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.
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

10.11
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

10.12
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

10.12A
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

Advanced Drainage Systems, Inc.

Exhibit Number	Description
10.13†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.14	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.15	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.15A
First Amendment to Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s 2021 Proxy Statement (File No. 001-36557) filed with the Securities and Exchange Commission on June 9, 2021).

10.16
Form of Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.17
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

10.19	Form of Performance Unit Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on May 30, 2018).

10.20	Confidentiality Agreement by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017).

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

10.25†
Advanced Drainage Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36557) filed with the Commission on June 9, 2022).

10.26†	Executive Employment Agreement, dated as of September 1, 2020, by and between Advanced Drainage Systems, Inc. and Michael Huebert. #

19.1	Advanced Drainage Systems, Inc. Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures. #

21.1	List of Subsidiaries. #

23.1	Consent of Deloitte & Touche LLP. #

24.1	Power of Attorney. #

31.1	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.2	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

97.1	Advanced Drainage Systems, Inc. Policy Regarding Recoupment of Incentive-Based Compensation Upon Restatement or Misstatement of Financial Results, or as Required by Law. #

101.INS	XBRL Instance Document. #

Advanced Drainage Systems, Inc.

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan.

#	Filed herewith.
Item 16.    Form 10-K Summary
None.

Advanced Drainage Systems, Inc.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2024

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 16, 2024.

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
Scott A. Cottrill, Attorney-in-fact

Advanced Drainage Systems, Inc.

Advanced Drainage Systems, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Advanced Drainage Systems Inc.,
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc., and subsidiaries (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholder's equity and mezzanine equity, and cash flows, for each of the three years in the period ended March 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves comparing the carrying value of each reporting unit to the estimated fair value of the reporting unit. For the year ended March 31, 2024, the Company performed its evaluation of goodwill for impairment using a qualitative assessment or “Step Zero” impairment test to determine whether it is more likely than not that impairment has occurred. If the Company determines that it is more likely than not that the carrying amount of its’ reporting units exceeds their fair value, the Company would perform a quantitative assessment or “Step One” impairment test and calculate the estimated fair value of the respective reporting unit. Changes in the assumptions utilized could have a significant impact on fair value. The Company’s consolidated goodwill balance was $617.2 million as of March 31, 2024, of which $495.8 million was allocated to the Infiltrator Water Technologies (“Infiltrator”) reporting unit.
We identified the evaluation of goodwill for impairment for the Infiltrator reporting unit as a critical audit matter due to significant judgments made by management to determine whether it is more likely than not that impairment of the

Advanced Drainage Systems, Inc.
underlying reporting unit has occurred, including management’s judgment as it relates to their evaluation of macroeconomic conditions, industry and market considerations, internal cost factors, and the Company’s overall financial and share price performance, among other factors. This required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
We, along with the assistance from our fair value specialists, evaluated the reasonableness of management’s Step Zero impairment test by performing the following procedures:
•Tested the design and operating effectiveness of management's internal controls over their goodwill impairment evaluation, including those over the significant assumptions used in management's qualitative Step Zero test.
•Evaluated the Company’s qualitative Step Zero test, including consideration of macroeconomic factors, industry and market considerations, internal cost factors, and overall financial and share price performance, among other factors that could change discount and growth rates, and key performance indicators, such as projected revenue and EBITDA, and performed sensitivity analysis on the key assumptions.
•Performed a retrospective review of current year results compared to the projections used in the most recent quantitative impairment test.
•Evaluated historical data used in developing the assumptions to assess whether the data is comparable and consistent with data of the period under audit.
•Assessed the cushion between the most recent fair value estimate performed as of March 31, 2023 and the carrying value of the reporting unit.
•Inquired with management, the board of directors, and the legal department regarding any changes in management strategy or operations during the year that could potentially affect the drivers of the fair value for the reporting unit.
/s/ Deloitte & Touche LLP
Columbus, Ohio
May 16, 2024
We have served as the Company's auditor since 2002.

Advanced Drainage Systems, Inc.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Advanced Drainage Systems, Inc.,
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc., and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated May 16, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Columbus, Ohio
May 16, 2024

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2024	2023
ASSETS
Current assets:
Cash	$490,163	$217,128
Receivables (less allowance for credit losses of $4,849 and $8,227, respectively)	323,576	306,945
Inventories	464,200	463,994
Other current assets	22,028	29,422
Total current assets	1,299,967	1,017,489
Property, plant and equipment, net	876,351	733,059
Other assets:
Goodwill	617,183	620,193
Intangible assets, net	352,652	407,627
Other assets	122,760	122,757
Total assets	$3,268,913	$2,901,125
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$11,870	$14,693
Current maturities of finance lease obligations	18,015	8,541
Accounts payable	254,401	210,111
Other accrued liabilities	154,260	142,400
Accrued income taxes	1,076	3,057
Total current liabilities	439,622	378,802
Long-term debt obligations (less unamortized debt issuance costs of $9,759 and $11,804, respectively)	1,259,522	1,269,391
Long-term finance lease obligations	61,661	32,272
Deferred tax liabilities	156,705	159,056
Other liabilities	70,704	66,744
Total liabilities	1,988,214	1,906,265
Commitments and contingencies (see Note 17)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 6,682 and 9,429 shares outstanding, respectively	108,584	153,220
Total mezzanine equity	108,584	153,220
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 82,283 and 79,057 shares issued, respectively; 70,868 and 69,518 shares outstanding, respectively	11,679	11,647
Paid-in capital	1,219,834	1,134,864
Common stock in treasury, at cost	(1,140,578)	(920,999)
Accumulated other comprehensive loss	(29,830)	(27,580)
Retained earnings	1,092,208	626,215
Total ADS stockholders’ equity	1,153,313	824,147
Noncontrolling interest in subsidiaries	18,802	17,493
Total stockholders’ equity	1,172,115	841,640
Total liabilities, mezzanine equity and stockholders’ equity	$3,268,913	$2,901,125
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2024	2023	2022
Net sales	$2,874,473	$3,071,121	$2,769,315
Cost of goods sold	1,728,524	1,952,713	1,949,750
Cost of goods sold - ESOP acceleration	—	—	19,181
Gross profit	1,145,949	1,118,408	800,384
Operating expenses:
Selling, general and administrative	370,714	339,504	309,840
Selling, general and administrative - ESOP acceleration	—	—	11,254
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,365)	4,397	3,398
Intangible amortization	51,469	55,197	63,974
Income from operations	732,131	719,310	411,918
Other expense:
Interest expense	88,862	70,182	33,550
Interest income and other, net	(23,484)	(7,972)	(5,143)
Income before income taxes	666,753	657,100	383,511
Income tax expense	158,998	150,589	110,071
Equity in net income of unconsolidated affiliates	(5,536)	(4,842)	(1,586)
Net income	513,291	511,353	275,026
Less: net income attributable to noncontrolling interest	3,376	4,267	3,695
Net income attributable to ADS	509,915	507,086	271,331
Weighted average common shares outstanding:
Basic	78,252	82,315	71,276
Diluted	79,017	83,336	72,911
Net income per share available to common stockholders:
Basic	$6.52	$6.16	$3.22
Diluted	$6.45	$6.08	$3.15
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2024	2023	2022
Net income	$513,291	$511,353	$275,026
Currency translation (loss) gain	(570)	(1,267)	501
Comprehensive income	512,721	510,086	275,527
Less: other comprehensive gain attributable to noncontrolling interest, net of tax	1,680	1,927	667
Less: net income attributable to noncontrolling interest	3,376	4,267	3,695
Total comprehensive income attributable to ADS	$507,665	$503,892	$271,165
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$513,291	$511,353	$275,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,903	145,149	141,808
Deferred income taxes	(2,280)	(9,855)	2,175
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,365)	4,397	3,398
ESOP and stock-based compensation	31,986	21,659	77,559
ESOP acceleration	—	—	30,435
Amortization of deferred financing charges	2,044	1,419	382
Fair market value adjustments to derivatives	(972)	3,639	(1,392)
Equity in net income of unconsolidated affiliates	(5,536)	(4,842)	(1,586)
Other operating activities	6,697	1,513	(11,679)
Changes in working capital:
Receivables	(14,590)	37,487	(96,990)
Inventories	594	30,224	(189,715)
Prepaid expenses and other current assets	(275)	(5,296)	(4,642)
Accounts payable, accrued expenses and other liabilities	40,431	(29,037)	50,109
Net cash provided by operating activities	717,928	707,810	274,888
Cash Flows from Investing Activities
Capital expenditures	(183,812)	(166,913)	(149,083)
Proceeds from disposition of assets or businesses	27,498	—	—
Acquisition, net of cash acquired	—	(48,010)	(49,309)
Other investing activities	650	446	(441)
Net cash used in investing activities	(155,664)	(214,477)	(198,833)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(7,000)	(7,000)	(7,000)
Proceeds from Revolving Credit Agreement	—	26,200	332,200
Payments on Revolving Credit Agreement	—	(140,500)	(217,900)
Proceeds from Amended Revolving Credit Agreement	—	97,000	—
Payments on Amended Revolving Credit Agreement	—	(97,000)	—
Proceeds from Senior Notes due 2030	—	500,000	—
Debt issuance costs	—	(11,575)	—
Proceeds from Equipment Financing	—	—	35,963
Payments on Equipment Financing	(7,738)	(12,532)	(4,715)
Payments on finance lease obligations	(12,145)	(7,686)	(50,447)
Repurchase of common stock	(207,308)	(575,027)	(292,000)
Cash dividends paid	(43,995)	(39,612)	(37,023)
Dividends paid to noncontrolling interest holder	(3,747)	(5,323)	(1,471)
Proceeds from option exercises	6,454	5,700	4,574
Payment of withholding taxes on vesting of restricted stock units	(8,864)	(28,663)	(13,063)
Other financing activities	—	(260)	(186)
Net cash used in financing activities	(284,343)	(296,278)	(251,068)
Effect of exchange rate changes on cash	799	(52)	129
Net change in cash	278,720	197,003	(174,884)
Cash at beginning of year	217,128	20,125	195,009
Cash and restricted cash at end of year	$495,848	$217,128	$20,125

RECONCILIATION TO BALANCE SHEET
Cash	$490,163
Restricted cash (included in Other assets in the Consolidated Balance Sheets)	5,685
Total cash and restricted cash	$495,848
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Convertible Preferred Stock		Deferred Compensation – Unearned ESOP Shares		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance April 1, 2021	72,071	$11,578	$918,587	501	$(10,959)	$(24,220)	$(75,202)	$819,784	$13,731	$833,515	19,275	$240,944	966	$(11,033)	$229,911
Net income	—	—	—	—	—	—	271,331	271,331	3,695	275,026	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	(166)	—	(166)	667	501	—	—	—	—	—
Redeemable convertible preferred stock dividends	—	—	—	—	—	—	(5,646)	(5,646)	—	(5,646)	—	—	—	—	—
Common stock dividend ($0.44 per share)	—	—	—	—	—	—	(31,496)	(31,496)	—	(31,496)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,471)	(1,471)	—	—	—	—	—
Share repurchases	—	—	—	2,574	(292,000)	—	—	(292,000)	—	(292,000)	—	—	—	—	—
Allocation of ESOP shares to participants for:
Compensation	—	—	46,888	—	—	—	—	46,888	—	46,888	—	—	(628)	6,513	6,513
Dividend	—	—	—	—	—	—	(294)	(294)	—	(294)	—	—	—	294	294
ESOP acceleration	—	—	26,209	—	—	—	—	26,209	—	26,209	—	—	(338)	4,226	4,226
Exercise of common stock options	206	2	4,572	—	—	—	—	4,574	—	4,574	—	—	—	—	—
Restricted stock awards	203	2	—	53	(5,987)	—	—	(5,985)	—	(5,985)	—	—	—	—	—
Performance-based restricted stock units	245	2	—	92	(9,745)	—	—	(9,743)	—	(9,743)	—	—	—	—	—
Stock-based compensation	—	—	24,158	—	—	—	—	24,158	—	24,158	—	—	—	—	—
ESOP distributions in common stock	2,804	28	45,532	—	—	—	—	45,560	—	45,560	(3,645)	(45,560)	—	—	(45,560)
Other	—	—	(318)	—	—	—	183	(135)	—	(135)	—	—	—	—	—
Balance March 31, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	15,630	$195,384	—	$—	$195,384

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc.
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Convertible Preferred Stock		Redeemable Common Stock		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	15,630	$195,384	—	$—	$195,384
Net income	—	—	—	—	—	—	507,086	507,086	4,267	511,353	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,194)	—	(3,194)	1,927	(1,267)	—	—	—	—	—
Common stock dividend ($0.48 per share)	—	—	—	—	—	—	(39,747)	(39,747)	—	(39,747)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,323)	(5,323)	—	—	—	—	—
Share Repurchases	—	—	—	6,055	(576,314)	—	—	(576,314)	—	(576,314)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	(15,630)	(195,384)	12,022	195,384	—
KSOP Redeemable Common Stock Conversion	2,593	26	42,138	—	—	—	—	42,164	—	42,164	—	—	(2,593)	(42,164)	(42,164)
Exercise of common stock options	232	2	5,698	—	—	—	—	5,700	—	5,700	—	—	—	—	—
Restricted stock awards	176	2	—	59	(5,643)	—	—	(5,641)	—	(5,641)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation	—	—	21,659	—	—	—	—	21,659	—	21,659	—	—	—	—	—
Other	—	—	(259)	—	—	—	—	(259)	—	(259)	—	—	—	—	—
Balance March 31, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	—	$—	9,429	153,220	$153,220
Net income	—	—	—	—	—	—	509,915	509,915	3,376	513,291	—	—	—	—	—
Other comprehensive (loss	—	—	—	—	—	(2,250)	—	(2,250)	1,680	(570)	—	—	—	—	—
Common stock dividend ($0.56 per share)	—	—	—	—	—	—	(43,922)	(43,922)	—	(43,922)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,747)	(3,747)	—	—	—	—	—
Share repurchases	—	—	—	1,779	(210,715)	—	—	(210,715)	—	(210,715)	—	—	—	—	—
KSOP Redeemable Common Stock Conversion	2,747	27	44,609	—	—	—	—	44,636	—	44,636	—	—	(2,747)	(44,636)	(44,636)
Exercise of common stock options	159	2	6,452	—	—	—	—	6,454	—	6,454	—	—	—	—	—
Restricted stock awards	100	1	—	25	(2,468)	—	—	(2,467)	—	(2,467)	—	—	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—	—	—
Stock-based compensation	—	—	31,986	—	—	—	—	31,986	—	31,986	—	—	—	—	—
ESPP Issuance	20	—	1,927	—	—	—	—	1,927	—	1,927	—	—	—	—	—
Other	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—	—	—
Balance March 31, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	—	$—	6,682	$108,584	$108,584

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
Presentation - Certain prior year captions have been renamed to conform to the fiscal 2024 presentation. Derivative income and other, net was renamed Interest income and other, net.
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
Receivables and Allowance for Credit Losses - Receivables include trade receivables, net of an allowance for credit losses, and other miscellaneous receivables. Receivables at March 31, 2024 and 2023 are as follows:

(Amounts in thousands)	2024	2023
Trade receivables, net	$318,683	$304,974
Other miscellaneous receivables	4,893	1,971
Receivables, net	$323,576	$306,945
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
Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in (Gain) loss on disposal of assets and costs from exit and disposal activities in the Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits.
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
Goodwill - Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test, a quantitative assessment. For the fiscal year ended March 31, 2024, the Company completed a qualitative fair value assessment for all reporting units, except for Cultec, for which the Company completed a quantitative analysis. The Company applied the quantitative assessment to all reporting units as of March 31, 2023. For all reporting units, the Company completed a qualitative assessment as of March 31, 2022.
Intangible Assets — Definite-Lived - Definite-lived intangible assets are amortized using the straight-line method or an accelerated method over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. The Company did not incur any impairment charges for Definite-Lived Intangible assets.
Intangible Assets — Indefinite-Lived - Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. ADS completed a qualitative fair value assessment of indefinite-lived trademarks as of March 31, 2024 and March 31, 2022. ADS applied the quantitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2023. The Company did not incur any impairment charges for Indefinite-Lived Intangible assets.
Other Assets - Other assets include operating lease right of use assets, assets held for sale, capitalized software development costs, including cloud computing costs, investments in unconsolidated affiliates accounted for under the equity method, deposits, central parts, and other miscellaneous assets.
•See “Note 6. Leases” for further information on the operating lease right of use assets.
•Assets held for sale is comprised of the assets of Spartan Concrete, Inc. as of March 31, 2023 and see “Note 3. (Gain) Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for further information.
•The Company capitalizes development costs for internal use software and defers implementation costs for hosting arrangements. Capitalization of software development costs and deferral of implementation costs for hosting arrangements begin in the application development stage and end when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to

Advanced Drainage Systems, Inc.
10 years, which is included in Selling, general and administrative expenses or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use.
•The Company evaluates its investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount might not be recoverable and recognizes an impairment loss when a decline in value below carrying value is determined to be other-than-temporary. Under these circumstances, the Company would adjust the investment down to its estimated fair value, which then becomes its new carrying value.
•Central parts represent spare production equipment items which are used to replace worn or broken production equipment parts and help reduce the risk of prolonged equipment outages.
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
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2024 and 2023, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.
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
Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2024, 2023, and 2022 were $284.6 million, $274.5 million, and $242.0 million, respectively, and are included in Cost of goods sold.
Stock-Based Compensation - See “Note 14. Stock-Based Compensation” for information about the stock-based compensation award programs and related accounting policies.
Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The total advertising costs were $10.2 million, $8.5 million, and $6.0 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
Self-Insurance - The Company is self-insured for short-term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $53.3 million, $52.1 million, and $45.6 million for the fiscal years ended

Advanced Drainage Systems, Inc.
March 31, 2024, 2023, and 2022, respectively, of which employees contributed $13.0 million, $12.4 million, and $10.7 million, respectively.
ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability, cybersecurity and employment practices coverage with a deductible of $0.5 million per occurrence for general liability and $0.8 million per occurrence for automobile claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $3.1 million, $3.1 million, and $3.2 million, for the years ended March 31, 2024, 2023, and 2022, respectively.
ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.4 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $4.9 million, $4.9 million, and $4.1 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
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
Concentrations of Risk - The Company has a large, active customer base of approximately 16,000 customers with two customers, Ferguson Enterprises and Core and Main, each representing more than 10% of annual net sales. Such customers accounted for 25.8%, 25.5%, and 24.2% of fiscal 2024, 2023 and 2022 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 17.5% and 20.0% of Receivables at March 31, 2024 and 2023, respectively.
Derivatives - The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. These instruments do not qualify for hedge accounting treatment. ADS uses commodity options in the form of collars and swaps, and foreign currency forward contracts to manage various exposures to commodity price and exchange rate fluctuations. Changes in fair value of the derivative instruments are recognized in Interest income and other, net in the Consolidated Statements of Operations. The Company’s policy is to present all derivative balances on a gross basis.

Advanced Drainage Systems, Inc.
Interest income and other, net- Included in Other income on the Company’s Statement of Operations is interest income on invested cash and derivative gains and losses for commodity and foreign currency instruments described below for the fiscal years ended March 31, 2024, 2023, and 2022 were:

(Amounts in thousands)	2024	2023	2022
Interest income	$(22,047)	$(9,782)	$(52)
Fair market value adjustments to derivatives	(972)	3,639	(1,392)
Net realized (gains) losses on derivatives	58	(3,963)	(3,012)
Foreign currency losses (gains)	436	2,275	324
Other	(959)	(141)	(1,011)
Interest income and other, net	$(23,484)	$(7,972)	$(5,143)
Recent Accounting Pronouncements
Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides optional expedients and exceptions related to financial reporting impacts related to the expected market transition from LIBOR to another reference rates. The amendments are effective on March 12, 2020 and an entity may elect to adopt prospectively through December 31, 2024. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued an ASU to amend ASC 280, Segment Reporting to enhance segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
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
2.    REVENUE RECOGNITION
Revenue is recognized at the point in-time the obligations under the terms of a contract with a customer are satisfied, which generally occurs upon the transfer of control of the promised goods. In substantially all of the Company’s contracts with customers, control is transferred to the customer upon delivery. The Company recognizes revenue in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue is presented in the Consolidated Statements of Operations net of allowances for returns, rebates, discounts, and taxes collected concurrently with revenue-producing activities.
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

Advanced Drainage Systems, Inc.
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2024 and 2023:

(Amounts in thousands)	March 31, 2024	March 31, 2023
Contract asset - product returns	$1,353	$933
Refund liability	3,920	2,664
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
3.    (GAIN) LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
On April 14, 2023, the Company completed its divestiture of substantially all of the assets of Spartan Concrete, Inc. to a third party purchaser for consideration of $20.0 million. The Company recognized a gain on the sale of $14.9 million in the Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in Allied & Other.
On March 25, 2024, the Company completed its divestiture of substantially all of its Paper Recycling business to a third party purchaser for cash consideration of $7.5 million. The Company recognized a loss on the sale of $2.0 million in the Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in domestic Pipe.
The Company recorded an additional $4.5 million loss on the other disposals and partial disposals of property, plant and equipment.
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

Advanced Drainage Systems, Inc.
The following table summarizes the consideration transferred and the purchase price allocation of assets acquired and liabilities assumed.

(Amounts in thousands)	Final Amount
Accounts receivable	$5,957
Inventory	4,469
Property, plant and equipment	1,986
Goodwill	11,060
Intangible assets	31,400
Accounts payable	(6,421)
Accrued expenses	(75)
Other liabilities	(366)
Total fair value of consideration transferred	$48,010
The goodwill of $11.1 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Allied Products & Other. The table below summarizes identifiable intangible assets:

(Amounts in thousands)	Fair value
Customer relationships	$12,400
Patents and developed technology	16,200
Tradename and trademarks	2,800
Total identifiable intangible assets	$31,400
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2024	2023
Land, buildings and improvements	$355,394	$311,027
Machinery and production equipment	933,494	809,365
Transportation equipment	167,114	124,807
Construction in progress	165,756	160,792
Total cost	1,621,758	1,405,991
Less: accumulated depreciation	(745,407)	(672,932)
Property, plant and equipment, net	$876,351	$733,059
Depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31 was:

(Amounts in thousands)	2024	2023	2022
Depreciation expense (inclusive of leased assets depreciation)	$100,306	$85,976	$73,514
6.    LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 13 years. A portion of the Company’s real estate leases include an option to extend the leases for up to 5 years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities. The Company’s lease payments are generally fixed.

Advanced Drainage Systems, Inc.
Supplemental balance sheet information related to leases as of the periods presented were as follows:

(Amounts in thousands)	Balance Sheet Classification	2024	2023
Operating leases
Right-of-use assets	Other assets	$53,807	$50,753
Current lease liabilities	Other accrued liabilities	15,715	14,370
Non-current lease liabilities	Other liabilities	39,071	37,065
Total operating lease liabilities		$54,786	$51,435
Finance leases
Right-of-use assets	Property, plant and equipment	78,068	40,198
Current lease liabilities	Current maturities of finance lease obligations	18,015	8,541
Non-current lease liabilities	Long-term finance lease obligations	61,661	32,272
Total finance lease liabilities		$79,676	$40,813

Weighted average lease term (in years):
Operating leases		4.77	4.46
Finance leases		4.75	4.48
Weighted average discount rate:
Operating leases		5.27%	4.37%
Finance leases		5.85%	5.53%
Lease Cost - The components of lease cost for the years ended March 31, 2024, 2023, and 2022 were:

(Amounts in thousands)	Income Statement Classification	2024	2023	2022
Operating lease cost
Operating lease cost	Cost of goods sold	$17,325	$15,163	$12,663
Operating lease cost	Selling, general and administrative	1,562	1,322	1,335
Short-term lease cost	Cost of goods sold	8,856	9,467	4,813
Total operating lease cost		$27,743	$25,952	$18,811
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	13,707	7,252	12,986
Amortization of right-of-use assets	Selling, general and administrative	820	880	1,413
Interest on lease liabilities	Interest expense	2,833	586	1,679
Total finance lease cost		$17,360	$8,718	$16,078
Supplemental cash flow information related to leases for the periods presented were as follows:

(Amounts in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$18,887	$16,485	$13,998
Operating cash flows used for finance leases	2,726	729	1,932
Financing cash flows used for finance leases	12,145	7,686	50,447
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20,511	13,735	38,093
Finance leases	53,241	32,463	17,695

Advanced Drainage Systems, Inc.
The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2024:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$18,642	$20,526
Year 2	14,485	18,840
Year 3	9,346	16,924
Year 4	7,000	12,296
Year 5	4,596	8,009
Thereafter	9,845	10,563
Total minimum lease payments	$63,914	$87,158
Less: amount representing interest	9,128	7,482
Present value of net minimum lease payments	$54,786	$79,676
7.    INVENTORIES
Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2024	2023
Raw materials	$106,662	$108,206
Finished goods	357,538	355,788
Total Inventories	$464,200	$463,994
During fiscal years ended March 31, 2024 and 2023, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $75.4 million and $64.0 million, respectively, of which $17.7 million and $15.5 million remained in inventory at March 31, 2024 and 2023, respectively.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Pipe	Infiltrator	International	Allied Products & Other	Total
Balance at March 31, 2022	$68,797	$495,841	$11,213	$34,442	$610,293
Acquisition	—	—	—	11,060	11,060
Asset held for sale	—	—	—	(367)	(367)
Currency translation	—	—	(793)	—	(793)
Balance at March 31, 2023	68,797	495,841	10,420	45,135	620,193
Disposal	(3,031)	—	—	—	(3,031)
Currency translation	—	—	21	—	21
Balance at March 31, 2024	$65,766	$495,841	$10,441	$45,135	$617,183

Advanced Drainage Systems, Inc.
Intangible Assets – Intangible assets as of March 31, 2024 and 2023 consisted of the following:

	2024			2023
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$170,200	$(75,554)	$94,646	$192,268	$(81,141)	$111,127
Supplier and customer relationships	382,100	(189,853)	192,247	401,525	(175,312)	226,213
Patents and non-compete agreements	9,425	(7,873)	1,552	9,594	(7,483)	2,111
Trademarks and tradenames	67,977	(15,632)	52,345	68,760	(12,446)	56,314
Total definite lived intangible assets	629,702	(288,912)	340,790	672,147	(276,382)	395,765
Indefinite-lived intangible assets (a)
Trademarks	11,862	—	11,862	11,862	—	11,862
Total Intangible assets	$641,564	$(288,912)	$352,652	$684,009	$(276,382)	$407,627
(a)Indefinite-lived intangible assets may fluctuate as a result of foreign currency translation.
The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2024:

	Amortization expense (in thousands)			Weighted Average Amortization Period (in years)
	2024	2023	2022
Developed technology	$16,480	$16,390	$16,420	6.0
Supplier and customer relationships	30,460	34,523	43,542	9.8
Patents and non-compete agreements	560	646	679	2.0
Trademarks and tradenames	3,969	3,638	3,333	15.2
Total	$51,469	$55,197	$63,974
Future intangible asset amortization expense based on existing intangible assets at March 31, 2024 is:

	Fiscal Year
(Amounts in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Amortization expense	$47,331	$43,395	$40,157	$38,225	$36,729	$134,953	$340,790
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

Advanced Drainage Systems, Inc.
Derivatives - A summary of the fair values for the various derivatives, which are all measured using Level 2 inputs, at March 31, 2024 and 2023 is presented below:

	Diesel fuel option collars and swaps
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
March 31, 2024	$521	$134	$(584)	$(184)
March 31, 2023	$393	$156	$(1,323)	$(311)
There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2024 and 2023.
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

	March 31, 2024		March 31, 2023
(Amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$339,780	$350,000	$333,970	$350,000
Senior Notes due 2030	502,890	500,000	496,605	500,000
Equipment Financing	10,475	10,901	17,921	18,638
Total	$853,145	$860,901	$848,496	$868,638
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

Advanced Drainage Systems, Inc.
The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2024 and 2023. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2024	2023
Assets
Current assets	$26,167	$28,692
Property, plant and equipment, net	18,750	16,405
Other noncurrent assets	2,958	2,850
Total assets	$47,875	$47,947
Liabilities
Current liabilities	$9,700	$10,468
Noncurrent liabilities	1,879	1,543
Total liabilities	$11,579	$12,011
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
11.    RELATED PARTY TRANSACTIONS
ADS Mexicana - On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2024 and 2023, there were no borrowings under the Intercompany Note.
South American Joint Venture - ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $5.5 million as of March 31, 2024. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $11.0 million. This credit facility allows borrowings in either Chilean pesos or U.S. dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2026. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2024, there was no outstanding principal balance and $5.5 million outstanding principal balance as of March 31, 2023. As of March 31, 2024, there were no U.S. dollar denominated loans.

Advanced Drainage Systems, Inc.
12.    DEBT
Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2024	2023
Term Loan Facility	$420,250	$427,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment financing	10,901	18,638
Total	1,281,151	1,295,888
Unamortized debt issuance costs	(9,759)	(11,804)
Current maturities	(11,870)	(14,693)
Long-term debt obligations	$1,259,522	$1,269,391
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
In May 2022, the Company entered into Second Amendment to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Amended Revolving Credit Facility from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility (“the L/C facility”) from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. The deferred financing costs associated with the Amended Revolving Credit Facility totaled $2.6 million and are recorded as a direct reduction from the carrying amount of the related debt. Letters of credit outstanding at March 31, 2024 and 2023 amount to $11.2 million and $9.7 million, respectively, and reduced the availability of the Revolving Credit Facility.
The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Amended Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured

Advanced Drainage Systems, Inc.
Credit Facility. As of March 31, 2024, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.
Equipment Financing - In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Consolidated Balance Sheet. The equipment financings have a term of between 12 and 84 months, based on the life of the equipment, and bear a weighted average interest of 1.6%. The current portion of the equipment financing is $5.0 million, and the long-term portion is $5.9 million at March 31, 2024.
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
Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2024 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Principal maturities	$11,870	$9,973	$407,436	$351,123	$749	$500,000	$1,281,151
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
Compensation expense and related dividends paid with ESOP shares for services rendered throughout the period were recognized based upon the annual fair value of the shares allocated. Deferred compensation - unearned ESOP shares was relieved at fair value, with any difference between the annual fair value and the carrying value of shares when allocated being added to Paid in capital. Information regarding ESOP compensation expense (excluding the ESOP Acceleration compensation expense) are included below:

Advanced Drainage Systems, Inc.

(Amounts in thousands, except per share values)	2022
Fair value of shares allocated	$91.41
Average annual fair value per share	$85.49
ESOP compensation expense	$53,401
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
Profit-Sharing Retirement Plan - On April 11, 2022, the ESOP was merged into the existing 401(k) retirement plan effective April 1, 2022 creating the KSOP. The tax-qualified profit-sharing retirement plan has a 401(k) feature covering substantially all U.S. eligible employees. Except for employer matching contributions made on behalf of Infiltrator employee-participants, the Company made employer contributions of $9.2 million in the fiscal year ended March 31, 2024 and did not make employer contributions to this plan in the fiscal years ended March 31, 2023, and 2022.
Redeemable Common Stock - The put option requirements of the Internal Revenue Code apply in the event that the Company’s common stock is not a registration type class of security, or its trading has been restricted. Therefore, the holders of common stock within the KSOP have a put right to require the Company to repurchase such shares in the event that the common stock is not listed for trading or otherwise quoted on the NYSE, AMEX, NASDAQ, or any other market more senior than the OTC Bulletin Board.
Defined Contribution Postretirement Plan - The Company has defined contribution postretirement benefit plans covering Canadian employees. The Company recognized costs of $2.0 million, $1.4 million and $1.5 million in the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
14.    STOCK-BASED COMPENSATION
The Company has several programs for stock-based payments to employees and directors, including stock options, performance-based restricted units and restricted stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023, and 2022:

(Amounts in thousands)	2024	2023	2022
Cost of goods sold	$4,708	$2,579	$2,680
Selling, general and administrative expenses	27,278	19,080	21,478
Total stock-based compensation expense	$31,986	$21,659	$24,158
The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2024, 2023, and 2022:

(Amounts in thousands)	2024	2023	2022
Stock options	$5,287	$4,314	$3,204
Restricted stock	7,991	6,988	5,846
Performance-based restricted stock units	15,459	8,308	13,307
Employee Stock Purchase Plan	1,056	—	—
Non-employee director restricted stock	2,193	2,049	1,801
Total stock-based compensation expense	$31,986	$21,659	$24,158
2017 Omnibus Plan
The 2017 Omnibus Plan Incentive Plan, as amended in July 2021, (the “2017 Omnibus Plan”) provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock,

Advanced Drainage Systems, Inc.
cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 2.0 million shares available for awards as of March 31, 2024.
Stock Options - Stock option awards are measured based on the grant date estimated fair value of each award. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimating the fair value of stock options:

	2024	2023	2022
Common stock price	$96.51	$99.29	$105.82
Expected stock price volatility	45.6%	41.1%	41.0%
Risk-free interest rate	3.8%	2.9%	1.1%
Weighted-average expected life (years)	6.0	6.0	6.0
Dividend yield	0.58%	0.48%	0.3%
The stock option activity for the fiscal year ended March 31, 2024 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	949	$46.57	6.5
Granted	167	96.84	—
Exercised	(135)	44.34	—
Forfeited	(17)	99.41	—
Outstanding at end of year	964	54.68	6.0
Vested at end of year	694	37.62	5.0
Unvested at end of year	270	98.55	1.8
Fair value of options granted during the year		$44.79
As of March 31, 2024, there was a total of $7.2 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Omnibus Plan, as amended, that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.8 years. All outstanding options are expected to vest. The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2024 was $113.4 million and $93.5 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2024, 2023, and 2022 were $12.1 million, $11.2 million and $6.8 million, respectively.
Restricted Stock - The information about the unvested restricted stock grants as of March 31, 2024 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	183	$92.27
Granted	133	100.19
Vested	(100)	84.09
Forfeited	(11)	100.45
Unvested at end of year	205	$100.96
At March 31, 2024, there was approximately $12.0 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.7 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2024, 2023 and 2022 was $8.4 million, $9.0 million and $7.0 million, respectively. The fair value of restricted stock is based on the fair value of the Company’s common stock at the date of grant.

Advanced Drainage Systems, Inc.
Performance-based Restricted Units (“Performance units”) - The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	214	$78.09
Granted	92	96.51
Added by Performance Factor	99	50.10
Vested	(200)	49.48
Forfeited	(8)	101.06
Unvested at end of year	197	$99.57
At March 31, 2024, there was approximately $16.6 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.9 years. For the performance units granted in fiscal 2024, 2023 and 2022, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of Free cash flow or cash flows from operations for the performance period. The performance units each have a 3-year performance period. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied. The fair value of performance-based restricted stock units is based on the fair value of the Company’s common stock at the date of grant.
2000 and 2013 Stock Option Plans
2000 Plan - The Company’s 2000 stock option plan (“2000 Plan”) generally provided for grants of stock options with the exercise price equal to fair value on the date of grant, which vest in three equal annual amounts beginning in year five and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2000 Plan as of March 31, 2024.
2013 Plan - The Company’s 2013 stock option plan (“2013 Plan”) generally provided for grants of stock options with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2024.
The stock option activity for the fiscal year ended March 31, 2024 is summarized as follows:

	2000 Plan			2013 Plan
(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	7	$15.74	1.0	102	$24.20	3.0
Granted	—	—	—	—	—	—
Exercised	(7)	15.74	—	(16)	24.20	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	—	—	—	86	24.20	2.0
Vested at end of year	—	—	—	86	24.20	2.0
Unvested at end of year	—	$—	—	—	$—	—
For the 2000 Plan, there were no options outstanding and currently exercisable as of March 31, 2024. The total intrinsic value of options exercised during the fiscal years ended March 31, 2024, 2023, and 2022 were $1.0 million, $0.8 million and $2.4 million, respectively.
For the 2013 Plan, the aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2024 was $12.7 million and $12.7 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2024, 2023, and 2022 were $1.8 million, $9.6 million and $10.8 million, respectively.

Advanced Drainage Systems, Inc.
Employee Stock Purchase Plan (“ESPP”) - In July 2022, the Company’s stockholders approved the Advanced Drainage Systems, Inc. Employee Stock Purchase Plan, which provides for a maximum of 0.4 million shares of the Company’s common stock. Eligible employees may purchase the Company's common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of the offering period. The first offering period commenced July 1, 2023 and ended December 31, 2023. The next offering period commenced January 1, 2024 and will end June 30, 2024.
15.    INCOME TAXES
The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2024	2023	2022
United States	$641,370	$630,895	$355,763
Foreign	25,383	26,205	27,748
Total	$666,753	$657,100	$383,511
The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2024	2023	2022
Current:
Federal	$127,109	$123,392	$76,220
State and local	27,028	29,605	23,484
Foreign	7,121	7,383	8,143
Total current tax expense	161,258	160,380	107,847
Deferred:
Federal	(201)	(4,674)	6,629
State and local	(2,127)	(4,480)	(3,159)
Foreign	68	(637)	(1,246)
Total deferred tax expense (benefit)	(2,260)	(9,791)	2,224
Total Income tax expense	$158,998	$150,589	$110,071
For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
ESOP stock appreciation and ESOP dividends	(0.1)	(0.2)	4.3
State and local taxes—net of federal income tax benefit	3.4	3.3	4.2
Stock-based compensation	(0.6)	(2.0)	(2.9)
Executive compensation	0.8	1.2	2.6
Other	(0.7)	(0.4)	(0.5)
Effective rate	23.8%	22.9%	28.7%
Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2024	2023
Net non-current deferred tax assets	$1,909	$1,828
Net non-current deferred tax liabilities	156,705	159,056

Advanced Drainage Systems, Inc.
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2024	2023
Deferred tax assets:
Operating lease liabilities	$13,567	$13,375
Research and development expenses	11,828	4,701
Other	20,006	19,359
Total deferred tax assets	45,401	37,435
Less: valuation allowance	(271)	(394)
Total net deferred tax assets	45,130	37,041
Deferred tax liabilities:
Intangible assets	71,444	82,327
Property, plant and equipment	105,222	90,188
Operating lease assets	13,323	13,202
Goodwill	9,302	8,168
Other	635	384
Total deferred tax liabilities	199,926	194,269
Net deferred tax liabilities	$154,796	$157,228
A reconciliation of the balance of unrecognized tax benefits for the years ended March 31 is as follows:

(Amounts in thousands)	2024	2023	2022
Balance at beginning of year	$2,451	$746	$1,686
Tax positions taken in current year	1,609	903	—
Decreases in tax positions for prior years	—	(56)	(118)
Increases in tax positions for prior years	540	1,100	—
Settlements	—	(115)	—
Lapse of statute of limitations	—	(134)	(817)
Foreign translation adjustment	—	7	(5)
Balance at end of year	$4,600	$2,451	$746
Included in the balance of unrecognized tax benefits at March 31, 2024, 2023, and 2022 were $3.6 million, $1.9 million and $0.7 million, respectively, of tax benefits that if recognized would favorably affect the Company’s effective tax rate.
There is no short-term portion of unrecognized tax benefit at March 31, 2024 recorded on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $0.2 million and $0.1 million at March 31, 2024 and 2023, respectively. The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months because of audits or settlements with the tax authorities. The Company does not believe a change will have a material impact on its financial position or its results of operations.
The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2021 through March 31, 2024. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2020 through March 31, 2024. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2020 through March 31, 2024.
As of March 31, 2024, the Company intends to repatriate earnings from Canada and believes that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes. No deferred tax liability has been recognized as of March 31, 2024. The Company has approximately $24.8 million of undistributed earnings from other foreign entities that are intended to be reinvested indefinitely with the

Advanced Drainage Systems, Inc.
exception of cash dividends paid by the Company’s ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.
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
For the fiscal year ended March 31, 2022, the Company was required to apply the two-class method to compute both basic and diluted net income per share. Holders of redeemable convertible preferred stock participated in dividends on an as-converted basis when declared on common stock. As a result, redeemable convertible preferred stock met the definition of participating securities. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. Potential common stock equivalents are only included in the calculations when their effect is dilutive. The Company was not required to apply the two-class method to compute net income per share for the fiscal years ended March 31, 2024 and 2023.
The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2024, 2023, and 2022, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2024	2023	2022
NET INCOME PER SHARE — BASIC:
Net income attributable to ADS	$509,915	$507,086	$271,331
Adjustment for:
Dividends paid to participating securities	—	—	(5,940)
Net income available to common stockholders and participating securities	509,915	507,086	265,391
Undistributed income allocated to participating securities	—	—	(35,859)
Net income available to common stockholders — Basic	509,915	507,086	229,532
Weighted average number of common shares outstanding — Basic	78,252	82,315	71,276
Net income per common share — Basic	$6.52	$6.16	$3.22
NET INCOME PER SHARE — DILUTED:
Net income available to common stockholders — Diluted	509,915	507,086	229,532
Weighted average number of common shares outstanding — Basic	78,252	82,315	71,276
Assumed restricted stock - nonparticipating	77	112	245
Assumed exercise of stock options	602	672	882
Assumed performance units	86	237	508
Weighted average number of common shares outstanding — Diluted	79,017	83,336	72,911
Net income per common share —Diluted	$6.45	$6.08	$3.15
Potentially dilutive securities excluded as anti-dilutive	18	34	12,925
Stockholders’ Equity - The Company repurchased 1.8 million and 6.1 million shares of common stock at a cost of $210.7 million and $576.3 million during the fiscal year March 31, 2024 and 2023, respectively. The repurchases were made under the Board of Directors’ February 2022 authorization to repurchase $1.0 billion (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
17.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to

Advanced Drainage Systems, Inc.
12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of March 31, 2024. The Company also enters into equipment purchase contracts with manufacturers.
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
18.    OTHER ACCRUED LIABILITIES
Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2024	2023
Accrued payroll, bonus and commissions	$62,514	$49,416
Accrued rebate liability(a)	23,228	25,363
Operating lease liabilities	15,715	14,370
Accrued interest expense	9,740	9,520
Self-insurance liabilities	7,631	7,814
Other	35,432	35,917
Total accrued liabilities	$154,260	$142,400
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

Advanced Drainage Systems, Inc.
Cultec, water quality filters and structures, Fittings, and FleXstorm. The Company aggregates operating segments within the Allied Products & Other segment disclosure. None of the operating segments within the Allied Products & Other businesses segment disclosure exceeds the quantitative thresholds for separate segment reporting.
The following tables set forth reportable segment information with respect to the amount of Net sales for the fiscal years ended March 31:

	2024
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,586,618	$(42,328)	$1,544,290
Infiltrator	531,236	(82,209)	449,027
International
International - Pipe	163,930	(14,081)	149,849
International - Allied Products & Other	58,072	(152)	57,920
Total International	222,002	(14,233)	207,769
Allied Products & Other	684,329	(10,942)	673,387
Intersegment Eliminations	(149,712)	149,712	—
Total Consolidated	$2,874,473	$—	$2,874,473

	2023
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,758,961	$(41,772)	$1,717,189
Infiltrator	523,643	(81,363)	442,280
International
International - Pipe	179,898	(19,215)	160,683
International - Allied Products & Other	59,170	—	59,170
Total International	239,068	(19,215)	219,853
Allied Products & Other	700,319	(8,520)	691,799
Intersegment Eliminations	(150,870)	150,870	—
Total Consolidated	$3,071,121	$—	$3,071,121

	2022
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,555,248	$(15,814)	$1,539,434
Infiltrator	551,906	(91,406)	460,500
International
International - Pipe	171,525	(19,430)	152,095
International - Allied Products & Other	53,217	—	53,217
Total International	224,742	(19,430)	205,312
Allied Products & Other	569,352	(5,283)	564,069
Intersegment Eliminations	(131,933)	131,933	—
Total Consolidated	$2,769,315	$—	$2,769,315

Advanced Drainage Systems, Inc.
The following sets forth certain financial information for the fiscal years ended March 31:

(Amounts in thousands)	2024	2023	2022
Segment adjusted gross profit
Pipe	$515,444	$532,551	$353,182
Infiltrator	281,677	233,580	231,825
International	62,578	61,681	58,822
Allied Products & Other	391,766	376,299	284,091
Intersegment Eliminations	(4,557)	924	(28)
Total	$1,246,908	$1,205,035	$927,892
Depreciation and amortization
Pipe	$62,909	$53,263	$49,601
Infiltrator	22,327	20,187	14,021
International	4,966	5,260	5,464
Allied Products & Other(a)	64,701	66,439	72,722
Total	$154,903	$145,149	$141,808
Capital expenditures
Pipe	$112,919	$100,939	$64,660
Infiltrator	17,882	42,166	72,435
International	7,053	5,854	3,301
Allied Products & Other(a)	45,958	17,954	8,687
Total	$183,812	$166,913	$149,083
(a)    Includes depreciation and amortization and capital expenditures not allocated to a reportable segment.
Reconciliation of Gross Profit to Segment Adjusted Gross Profit

(Amounts in thousands)	2024	2023	2022
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$1,145,949	$1,118,408	$800,384
Depreciation and amortization	96,251	84,048	71,705
ESOP and stock-based compensation expense	4,708	2,579	36,622
ESOP acceleration compensation	—	—	19,181
Total Segment Adjusted Gross Profit	$1,246,908	$1,205,035	$927,892
Geographic Sales and Assets Information
Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2024	2023	2022
Net Sales
North America	$2,853,572	$3,045,413	$2,746,521
Other	20,901	25,708	22,794
Total	$2,874,473	$3,071,121	$2,769,315

Advanced Drainage Systems, Inc.

(Amounts in thousands)	2024	2023
Long-Lived Assets (a)
North America	$885,774	$742,755
Other	19,330	17,858
Total	$905,104	$760,613
(a)    For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
20.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2024	2023	2022
Supplemental disclosures of cash flow information — cash paid:
Interest	$86,263	$60,463	$32,837
Income taxes	161,149	166,955	106,355

(Amounts in thousands)	2024	2023	2022
Supplemental disclosures of noncash investing and financing activities:
Purchases of plant, property, and equipment included in accounts payable	$35,355	$24,596	$18,328
Repurchase of common stock pending settlement	1,720	—	—
Share repurchase excise tax accrual	1,687	1,287	—
Accrued withholding taxes on vesting of restricted stock units	—	—	2,669
ESOP distributions in common stock	—	—	45,560
Lease obligations retired upon disposition of leased assets	2,361	498	589
21.    SUBSEQUENT EVENTS
Dividends on Common Stock - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.16 per share of common stock. The dividend is payable on June 14, 2024 to stockholders of record at the close of business on May 31, 2024.
Share Repurchase Program - Subsequent to the end of the fiscal year, 0.1 million shares of common stock at a cost of $23.8 million were repurchased under the Board of Directors' authorization in February 2022.
* * * * * *

SCHEDULE II
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2024, 2023 and 2022 (in thousands):
Allowance for Credit Losses:

Fiscal Year ended March 31,	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions	Balance at end of period
2024	$8,227	$(1,816)	$(4)	$(1,558)	$4,849
2023	8,198	687	8	(665)	8,227
2022	5,323	3,237	123	(485)	8,198
(1)Amounts represent the impact of foreign currency translation.