Form 10-Q
period 2024-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2024-08-08
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 77,523,433 shares of common stock outstanding, which excludes 184,236 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

- ii -

Forward-Looking Statements
This Form 10-Q includes forward-looking statements. Some of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “would,” “should,” “could,” “seeks,” “predict,” “potential,” “target,” “outlook,” “continue,” “intends,” “plans,” “projects,” “estimates,” “anticipates” or other comparable terms or the negative of those terms or similar expressions. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects, growth strategies, and the industries in which we operate and include, without limitation, statements relating to our future performance.
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
•our ability to assess and monitor the effects of artificial intelligence, machine learning, and robotics on our business and operations;
•our ability to manage our supply purchasing and customer credit policies;
•our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel;
•our ability to protect our intellectual property rights;
•changes in laws and regulations, including environmental laws and regulations;
•our ability to appropriately address any environmental, social or governance concerns that may arise from our activities;
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes; and
•other risks and uncertainties, including those listed under “Item 1A. Risk Factors” in the Fiscal 2024 Form 10-K.
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
- ii -

PART I. FINANCIAL INFORMATION

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$541,637	$490,163
Receivables (less allowance for doubtful accounts of $5,071 and $4,849, respectively)	369,256	323,576
Inventories	487,833	464,200
Other current assets	25,574	22,028
Total current assets	1,424,300	1,299,967
Property, plant and equipment, net	927,668	876,351
Other assets:
Goodwill	617,048	617,183
Intangible assets, net	340,747	352,652
Other assets	137,775	122,760
Total assets	$3,447,538	$3,268,913
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$11,486	$11,870
Current maturities of finance lease obligations	22,642	18,015
Accounts payable	264,828	254,401
Other accrued liabilities	148,263	154,260
Accrued income taxes	45,708	1,076
Total current liabilities	492,927	439,622
Long-term debt obligations (less unamortized debt issuance costs of $9,248 and $9,759, respectively)	1,257,320	1,259,522
Long-term finance lease obligations	79,521	61,661
Deferred tax liabilities	155,763	156,705
Other liabilities	77,194	70,704
Total liabilities	2,062,725	1,988,214
Commitments and contingencies (see Note 8)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 6,386 and 6,682 shares outstanding, respectively	103,766	108,584
Total mezzanine equity	103,766	108,584
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 82,973 and 82,283 shares issued, respectively; 71,198 and 70,868 shares outstanding, respectively	11,687	11,679
Paid-in capital	1,241,525	1,219,834
Common stock in treasury, at cost	(1,199,469)	(1,140,578)
Accumulated other comprehensive loss	(31,791)	(29,830)
Retained earnings	1,241,161	1,092,208
Total ADS stockholders’ equity	1,263,113	1,153,313
Noncontrolling interest in subsidiaries	17,934	18,802
Total stockholders’ equity	1,281,047	1,172,115
Total liabilities, mezzanine equity and stockholders’ equity	$3,447,538	$3,268,913
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Net sales	$815,336	$778,046
Cost of goods sold	482,882	446,586
Gross profit	332,454	331,460
Operating expenses:
Selling, general and administrative	94,052	86,511
Loss (gain) on disposal of assets and costs from exit and disposal activities	292	(13,304)
Intangible amortization	11,895	12,802
Income from operations	226,215	245,451
Other expense:
Interest expense	22,824	21,712
Interest income and other, net	(7,116)	(3,549)
Income before income taxes	210,507	227,288
Income tax expense	49,886	55,058
Equity in net income of unconsolidated affiliates	(1,701)	(1,675)
Net income	162,322	173,905
Less: net income attributable to noncontrolling interest	920	253
Net income attributable to ADS	$161,402	$173,652
Weighted average common shares outstanding:
Basic	77,540	78,908
Diluted	78,282	79,634
Net income per share:
Basic	$2.08	$2.20
Diluted	$2.06	$2.18
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2024	2023
Net income	$162,322	$173,905
Currency translation (loss) gain	(3,749)	3,232
Comprehensive income	158,573	177,137
Less: other comprehensive income attributable to noncontrolling interest	(1,788)	1,051
Less: net income attributable to noncontrolling interest	920	253
Total comprehensive income attributable to ADS	$159,441	$175,833
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$162,322	$173,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,098	37,240
Deferred income taxes	(942)	573
Gain on disposal of assets and costs from exit and disposal activities	292	(13,304)
Stock-based compensation	6,977	6,903
Amortization of deferred financing charges	511	511
Fair market value adjustments to derivatives	45	(36)
Equity in net income of unconsolidated affiliates	(1,701)	(1,675)
Other operating activities	(3,754)	501
Changes in working capital:
Receivables	(46,991)	(33,406)
Inventories	(25,025)	30,860
Prepaid expenses and other current assets	(3,726)	(3,699)
Accounts payable, accrued expenses, and other liabilities	54,320	45,594
Net cash provided by operating activities	183,426	243,967
Cash Flows from Investing Activities
Capital expenditures	(57,715)	(42,078)
Proceeds from disposition of assets	—	19,979
Other investing activities	498	155
Net cash used in investing activities	(57,217)	(21,944)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,750)	(1,750)
Payments on Equipment Financing	(1,342)	(2,256)
Payments on finance lease obligations	(5,513)	(2,769)
Repurchase of common stock	(49,245)	(47,778)
Cash dividends paid	(12,428)	(11,084)
Proceeds from exercise of stock options	6,978	867
Payment of withholding taxes on vesting of restricted stock units	(10,558)	(8,742)
Other financing activities	(37)	—
Net cash used in financing activities	(73,895)	(73,512)
Effect of exchange rate changes on cash	(792)	465
Net change in cash	51,522	148,976
Cash and restricted cash at beginning of period	495,848	217,128
Cash and restricted cash at end of period	$547,370	$366,104

RECONCILIATION TO BALANCE SHEET
Cash	$541,637
Restricted cash (included in Other assets in the Condensed Consolidated Balance Sheets)	5,733
Total cash and restricted cash	$547,370
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at April 1, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	$153,220
Net income	—	—	—	—	—	—	173,652	173,652	253	173,905	—	—	—
Other comprehensive income	—	—	—	—	—	2,181	—	2,181	1,051	3,232	—	—	—
Common stock dividends ($0.14 per share)	—	—	—	—	—	—	(11,087)	(11,087)	—	(11,087)	—	—	—
Share repurchases	—	—	—	474	(48,071)	—	—	(48,071)	—	(48,071)	—	—	—
KSOP redeemable common stock conversion	297	3	4,820	—	—	—	—	4,823	—	4,823	(297)	(4,823)	(4,823)
Exercise of common stock options	21	1	866	—	—	—	—	867	—	867	—	—	—
Restricted stock awards	76	1	—	25	(2,346)	—	—	(2,345)	—	(2,345)	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—
Stock-based compensation expense	—	—	6,903	—	—	—	—	6,903	—	6,903	—	—	—
Other	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—
Balance at June 30, 2023	79,651	$11,654	$1,147,449	10,110	$(977,812)	$(25,399)	$788,780	$944,672	$18,797	$963,469	9,132	$148,397	$148,397
Balance at April 1, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	$108,584	$108,584
Net income	—	—	—	—	—	—	161,402	161,402	920	162,322	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,961)	—	(1,961)	(1,788)	(3,749)	—	—	—
Common stock dividends ($0.16 per share)	—	—	—	—	—	—	(12,449)	(12,449)	—	(12,449)	—	—	—
Share repurchases	—	—	—	300	(48,333)	—	—	(48,333)	—	(48,333)	—	—	—
KSOP redeemable common stock conversion	296	3	4,815	—	—	—	—	4,818	—	4,818	(296)	(4,818)	(4,818)
Exercise of common stock options	197	2	6,976	—	—	—	—	6,978	—	6,978	—	—	—
Restricted stock awards	79	1	—	26	(4,621)	—	—	(4,620)	—	(4,620)	—	—	—
Performance-based restricted stock units	93	1	—	34	(5,937)	—	—	(5,936)	—	(5,936)	—	—	—
Stock-based compensation expense	—	—	6,977	—	—	—	—	6,977	—	6,977	—	—	—
ESPP Share Issuance	25	1	2,963	—	—	—	—	2,964	—	2,964	—	—	—
Other	—	—	(40)	—	—	—	—	(40)	—	(40)	—	—	—
Balance at June 30, 2024	82,973	$11,687	$1,241,525	11,775	$(1,199,469)	$(31,791)	$1,241,161	$1,263,113	$17,934	$1,281,047	6,386	$103,766	$103,766

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
The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies Ultimate Holdings, Inc. (“Infiltrator”) and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products and Other.
Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2024 (“Fiscal 2024 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2024, the results of operations for the three months ended June 30, 2024 and cash flows for the three months ended June 30, 2024. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2024 Form 10-K.
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

2.REVENUE RECOGNITION
Revenue Disaggregation - The Company disaggregates net sales by Domestic, International and Infiltrator and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 11. Business Segments Information” for the Company’s disaggregation of Net sales by reportable segment.
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	June 30, 2024	March 31, 2024
Contract asset - product returns	$1,713	$1,353
Refund liability	5,236	3,920
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
4.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	June 30, 2024	March 31, 2024
Raw materials	$110,874	$106,662
Finished goods	376,959	357,538
Total inventories	$487,833	$464,200
5.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2024	2023
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$161,402	$173,652
Weighted average number of common shares outstanding – Basic	77,540	78,908
Net income per common share – Basic	$2.08	$2.20
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$161,402	$173,652
Weighted average number of common shares outstanding – Basic	77,540	78,908
Assumed restricted stock	102	52
Assumed exercise of stock options	625	577
Assumed performance-based restricted stock units	15	97
Weighted average number of common shares outstanding – Diluted	78,282	79,634
Net income per common share – Diluted	$2.06	$2.18
Potentially dilutive securities excluded as anti-dilutive	3	1

6.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both June 30, 2024 and March 31, 2024, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of June 30, 2024. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of June 30, 2024 and March 31, 2024, there was no outstanding principal balance for the South American Joint Venture’s credit facility including letters of credit.
7.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	June 30, 2024	March 31, 2024
Term Loan Facility	$418,500	$420,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	9,554	10,901
Total	1,278,054	1,281,151
Less: Unamortized debt issuance costs	(9,248)	(9,759)
Less: Current maturities	(11,486)	(11,870)
Long-term debt obligations	$1,257,320	$1,259,522
Senior Secured Credit Facilities - In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at June 30, 2024 and March 31, 2024 amounted to $10.5 million and $11.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% Senior Notes due 2027 (the “2027 Notes”) pursuant to an Indenture, dated September 23, 2019 (the “2027 Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank National Association, as Trustee (the “Trustee”).

Senior Notes due 2030 - On June 9, 2022, the Company issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2030 (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the “2030 Indenture”), among the Company, the Guarantors and the Trustee.
Equipment Financing - The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest of 1.6% as of June 30, 2024. The current portion of the equipment financing is $4.5 million, and the long-term portion is $5.1 million at June 30, 2024.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	June 30, 2024		March 31, 2024
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$342,332	$350,000	$339,780	$350,000
Senior Notes due 2030	500,930	500,000	502,890	500,000
Equipment Financing	9,180	9,554	10,475	10,901
Total fair value	$852,442	$859,554	$853,145	$860,901
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
8.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of June 30, 2024. The Company also enters into equipment purchase contracts with manufacturers.
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
9.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2024 and 2023, the Company utilized an effective tax rate of 23.7% and 24.2%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three months ended June 30, 2024 and 2023. Additionally, the discrete income tax benefit related to the stock-based compensation windfall decreased the effective tax rate for the three months ended June 30, 2024.
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

	Three Months Ended June 30,
(In thousands)	2024	2023
Component of income before income taxes:
Cost of goods sold	$1,341	$813
Selling, general and administrative expenses	5,636	6,090
Total stock-based compensation expense	$6,977	$6,903
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended June 30,
(In thousands)	2024	2023
Stock-based compensation expense:
Stock Options	$1,435	$1,434
Restricted Stock	2,234	2,027
Performance-based Restricted Stock Units	2,224	2,884
Employee Stock Purchase Plan	546	—
Non-Employee Directors	538	558
Total stock-based compensation expense	$6,977	$6,903
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
Restricted Stock - During the three months ended June 30, 2024, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $12.2 million.
Performance-based Restricted Stock Units (“Performance Units”) - During the three months ended June 30, 2024, the Company granted 0.1 million performance units at a grant date fair value of $9.2 million.
Options - During the three months ended June 30, 2024, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.9 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Three Months Ended June 30, 2024
Common stock price	$177.38
Expected stock price volatility	45.5%
Risk-free interest rate	4.5%
Weighted-average expected option life (years)	6
Dividend yield	0.36%

Employee Stock Purchase Plan (“ESPP”) - In July 2022, the Company’s stockholders approved the Advanced Drainage Systems, Inc. Employee Stock Purchase Plan, which provides for a maximum of 0.4 million shares of the Company’s common stock. Eligible employees may purchase the Company's common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of the offering period. The offering periods are six months in duration beginning either January 1 or July 1 and ending June 30 and December 31.

11.BUSINESS SEGMENTS INFORMATION
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
The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	June 30, 2024			June 30, 2023
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$446,179	$(14,754)	$431,425	$428,572	$(7,759)	$420,813
Infiltrator	155,030	(24,812)	130,218	141,486	(18,578)	122,908
International
International - Pipe	43,927	(3,853)	40,074	37,178	(515)	36,663
International - Allied Products & Other	17,679	(48)	17,631	15,598	(12)	15,586
Total International	61,606	(3,901)	57,705	52,776	(527)	52,249
Allied Products & Other	200,573	(4,585)	195,988	183,445	(1,369)	182,076
Intersegment Eliminations	(48,052)	48,052	—	(28,233)	28,233	—
Total Consolidated	$815,336	$—	$815,336	$778,046	$—	$778,046

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended June 30,
(In thousands)	2024	2023
Segment Adjusted Gross Profit
Pipe	$142,237	$160,649
Infiltrator	86,415	74,264
International	19,663	16,029
Allied Products & Other	113,867	106,185
Intersegment Eliminations	(1,175)	(2,055)
Total	$361,007	$355,072
Depreciation and Amortization
Pipe	$17,965	$14,728
Infiltrator	6,195	5,358
International	1,365	1,238
Allied Products & Other(a)	15,573	15,916
Total	$41,098	$37,240
Capital Expenditures
Pipe	$35,488	$29,604
Infiltrator	3,604	5,454
International	1,191	1,149
Allied Products & Other(a)	17,432	5,871
Total	$57,715	$42,078
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

	Three Months Ended June 30,
(In thousands)	2024	2023
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$332,454	$331,460
Depreciation and Amortization	27,212	22,799
Stock-based compensation expense	1,341	813
Total Segment Adjusted Gross Profit	$361,007	$355,072

12.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the three months ended June 30 were as follows:

(In thousands)	2024	2023
Supplemental disclosures of cash flow information - cash paid:
Cash paid for income taxes	$839	$1,553
Cash paid for interest	10,019	8,499
Supplemental disclosures of noncash investing and financing activities:
Repurchase of common stock pending settlement	810	—
Share repurchase excise tax accrual	—	293
Acquisition of property, plant and equipment under finance lease	27,896	944
Balance in accounts payable for the acquisition of property, plant and equipment	32,885	19,781

13.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.16 per share of common stock. The dividend is payable on September 13, 2024, to stockholders of record at the close of business on August 30, 2024.
Share Repurchase Program - Subsequent to the end of the quarter, 0.1 million shares of common stock at a cost of $19.1 million were repurchased under the Board of Directors' authorization in February 2022.

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
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2025 refers to fiscal 2025, which is the period from April 1, 2024 to March 31, 2025.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2024 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2024. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section entitled “Forward Looking Statements.”
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
Executive Summary
First Quarter Fiscal 2025 Results
•Net sales increased 4.8% to $815.3 million
•Net income decreased 6.7% to $162.3 million
•Net income per diluted share decreased 5.5% to $2.06
•Adjusted EBITDA, a non-GAAP measure, decreased 2.1% to $275.5 million
•Cash provided by operating activities decreased 24.8% to $183.4 million
•Free cash flow, a non-GAAP measure, decreased 37.7% to $125.7 million
Net sales increased $37.3 million, or 4.8%, to $815.3 million, as compared to $778.0 million in the prior year quarter. Domestic pipe sales increased $10.6 million, or 2.5%, to $431.4 million. Domestic allied products & other sales increased $13.9 million, or 7.6%, to $196.0 million. Infiltrator sales increased $7.3 million, or 5.9%, to $130.2 million. The overall increase in domestic net sales was primarily driven by demand in the U.S. construction end markets. International sales increased $5.5 million, or 10.4%, to $57.7 million.
Gross profit increased $1.0 million, or 0.3%, to $332.5 million as compared to $331.5 million in the prior year. The increase in gross profit is primarily due to favorable demand as well as stronger sales mix, as Infiltrator and Allied product sales increased more than Pipe sales. This favorability was partially offset by unfavorable pricing, material cost and transportation costs.
Selling, general and administrative expense increased $7.5 million, or 8.7% to $94.1 million, as compared to $86.5 million. This increase is primarily due to higher commissions from the increase in volume, as well as continued investments in talent to support strategic areas such as engineering and product development. As a percentage of sales, selling, general and administrative expense was largely flat at 11.5% as compared to 11.1% in the prior year.
Adjusted EBITDA, a non-GAAP measure, decreased $5.8 million, or 2.1%, to $275.5 million, as compared to $281.3 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 33.8% as compared to 36.2% in the prior year.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended June 30,
(In thousands)	2024		2023
Net sales	$815,336	100.0%	$778,046	100.0%
Cost of goods sold	482,882	59.2	446,586	57.4
Gross profit	332,454	40.8	331,460	42.6
Selling, general and administrative	94,052	11.5	86,511	11.1
Loss (gain) on disposal of assets and costs from exit and disposal activities	292	—	(13,304)	(1.7)
Intangible amortization	11,895	1.5	12,802	1.6
Income from operations	226,215	27.7	245,451	31.5
Interest expense	22,824	2.8	21,712	2.8
Interest income and other, net	(7,116)	(0.9)	(3,549)	(0.5)
Income before income taxes	210,507	25.8	227,288	29.2
Income tax expense	49,886	6.1	55,058	7.1
Equity in net income of unconsolidated affiliates	(1,701)	(0.2)	(1,675)	(0.2)
Net income	162,322	19.9	173,905	22.4
Less: net income attributable to noncontrolling interest	920	0.1	253	—
Net income attributable to ADS	$161,402	19.8%	$173,652	22.3%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended June 30, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$431,425	$420,813	$10,612	2.5%
Infiltrator	130,218	122,908	7,310	5.9
International	57,705	52,249	5,456	10.4
Allied Products & Other	195,988	182,076	13,912	7.6
Total Consolidated	$815,336	$778,046	$37,290	4.8%
Our consolidated Net sales for the three months ended June 30, 2024 increased by $37.3 million, or 4.8%, compared to the same period in fiscal 2024. The overall increase in domestic net sales was primarily driven by the improvement in the U.S. construction end markets which resulted in volume growth for Pipe, Infiltrator and Allied Products & Other.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended June 30, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$123,052	$145,256	$(22,204)	(15.3)%
Infiltrator	80,118	68,867	11,251	16.3
International	18,297	14,791	3,506	23.7
Allied Products & Other	112,162	104,601	7,561	7.2
Intersegment eliminations	(1,175)	(2,055)	880	(42.8)
Total gross profit	$332,454	$331,460	$994	0.3%
Our consolidated Cost of goods sold for the three months ended June 30, 2024 increased by $36.3 million, or 8.1%, and our consolidated Gross profit increased by $1.0 million, or 0.3%, compared to the same period in fiscal 2024. The increase in our gross profit was primarily due to increased sales discussed above partially offset by unfavorable pricing, material cost and transportation costs.
Selling, general and administrative expenses

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Selling, general and administrative expenses	$94,052	$86,511
% of Net sales	11.5%	11.1%

Selling, general and administrative expenses for the three months ended June 30, 2024 increased from the same period in fiscal 2024 and as a percentage of sales, increased by 0.4%. This increase is primarily due to higher commissions from the increase in volume, as well as continued investments in talent to support strategic areas such as engineering and product development.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The gain on disposal in fiscal 2024 was due to the sale of Spartan Concrete.
Interest expense - Interest expense increased $1.1 million in the three months ended June 30, 2024 compared to the same period in the previous fiscal year. The increase was primarily due to an increase in interest rates.
Interest income and other, net - Interest income and other, net increased by $3.6 million for the three months ended June 30, 2024 compared to the same period in the previous fiscal year primarily due to increased cash.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended June 30,
	2024	2023
Effective tax rate	23.7%	24.2%
The change in the effective tax rate for the three months ended June 30, 2024 was primarily related to the increase of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 9. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended June 30,
(In thousands)	2024	2023
Net income	$162,322	$173,905
Depreciation and amortization	41,098	37,240
Interest expense	22,824	21,712
Income tax expense	49,886	55,058
EBITDA	276,130	287,915
Loss (gain) on disposal of assets and costs from exit and disposal activities	292	(13,304)
Stock-based compensation expense	6,977	6,903
Transaction costs(a)	10	1,972
Interest income	(6,565)	(3,489)
Other adjustments(b)	(1,346)	1,316
Adjusted EBITDA	$275,498	$281,313
Adjusted EBITDA Margin	33.8%	36.2%
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
Liquidity and Capital Resources
Historically, we have funded our operations through internally generated cash flow supplemented by debt financings, equity issuance and finance and operating leases. These sources have been sufficient historically to fund our primary liquidity requirements, including working capital, capital expenditures, debt service and dividend payments for our common stock. From time to time, we may explore additional financing methods and other means to raise capital. There can be no assurance that any additional financing will be available to us on acceptable terms or at all.
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$183,426	$243,967
Capital expenditures	(57,715)	(42,078)
Free Cash Flow	$125,711	$201,889

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	June 30, 2024
Total debt (debt and finance lease obligations)	$1,370,969
Cash	541,637
Net debt (total debt less cash)	829,332
Leverage Ratio	0.9

The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	June 30, 2024
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(10,450)
Revolver available liquidity	$589,550
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
As of June 30, 2024, we had $15.8 million in cash that was held by our foreign subsidiaries, including $7.8 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of June 30, 2024, we had $1,131.2 million in liquidity, including $541.6 million of cash and $589.6 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $931.4 million as of June 30, 2024, from $860.3 million as of March 31, 2024. The increase in working capital is primarily due to an increase in cash, accounts receivable and inventory due to seasonality offset by changes in accrued taxes due to the timing of payments.

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$183,426	$243,967
Net cash used in investing activities	(57,217)	(21,944)
Net cash used in financing activities	(73,895)	(73,512)
Operating Cash Flows - Cash flows from operating activities decreased $60.5 million during the three months ended June 30, 2024 primarily driven by changes in net working capital.
Investing Cash Flows - Cash flows used in investing activities during the three months ended June 30, 2024 increased by $35.3 million compared to the same period in fiscal 2024. The increase in cash used in investing activities was primarily due to the sale of Spartan Concrete in fiscal 2024.
Capital expenditures totaled $57.7 million and $42.1 million for the three months ended June 30, 2024 and 2023, respectively. Our capital expenditures for the three months ended June 30, 2024 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives.
We currently anticipate that we will make capital expenditures of approximately $250 million to $300 million in fiscal year 2025, including approximately $110 million of open orders as of June 30, 2024. Such capital expenditures are expected to be financed using funds generated by operations.

Financing Cash Flows - During the three months ended June 30, 2024, cash used in financing activities included the repurchase of common stock of $49.2 million, $12.4 million of dividend payments, and $10.6 million for shares withheld for tax purposes.
During the three months ended June 30, 2023, cash used in financing activities included the repurchase of common stock of $47.8 million, $11.1 million of dividend payments, and $8.7 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2024 Form 10-K. We are in compliance with our debt covenants as of June 30, 2024.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 6. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2024, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2024 Form 10-K, except as disclosed in "Note 1. Background and Summary of Significant Accounting Policies.”
Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2024 Form 10-K except as disclosed below.
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.1 million based on our borrowings as of June 30, 2024. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.1 million, for the twelve months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A.     Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2024 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2024 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Form 10-Q.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchases of common stock will be made in accordance with applicable securities laws. During the three months ended June 30, 2024, the Company repurchased 0.3 million shares of common stock at a cost of $48.3 million. As of June 30, 2024, approximately $167.6 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
April 1, 2024 to April 30, 2024	110	$163.73	110	$197,933
May 1, 2024 to May 31, 2024	85	170.87	85	183,409
June 1, 2024 to June 30, 2024	95	166.31	95	167,610
Total	290	$166.67	290	$167,610
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2024

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer