Form 10-Q
period 2024-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2024-11-08
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 77,536,148 shares of common stock outstanding, which excludes 195,615 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
•the effect of any claims, litigation, investigations or proceedings, including those described under “Part II - Item 1. Legal Proceedings” of this Form 10-Q;
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
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes; and
•other risks and uncertainties, including those listed under “Part I - Item 1A. Risk Factors” in the Fiscal 2024 Form 10-K.
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$613,020	$490,163
Receivables (less allowance for doubtful accounts of $4,769 and $4,849, respectively)	357,636	323,576
Inventories	487,232	464,200
Other current assets	34,032	22,028
Total current assets	1,491,920	1,299,967
Property, plant and equipment, net	955,434	876,351
Other assets:
Goodwill	617,147	617,183
Intangible assets, net	328,924	352,652
Other assets	142,325	122,760
Total assets	$3,535,750	$3,268,913
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$11,130	$11,870
Current maturities of finance lease obligations	26,233	18,015
Accounts payable	273,293	254,401
Other accrued liabilities	152,091	154,260
Accrued income taxes	4,590	1,076
Total current liabilities	467,337	439,622
Long-term debt obligations (less unamortized debt issuance costs of $8,737 and $9,759, respectively)	1,255,118	1,259,522
Long-term finance lease obligations	90,272	61,661
Deferred tax liabilities	154,574	156,705
Other liabilities	76,183	70,704
Total liabilities	2,043,484	1,988,214
Commitments and contingencies (see Note 8)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 6,045 and 6,682 shares outstanding, respectively	98,231	108,584
Total mezzanine equity	98,231	108,584
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 83,359 and 82,283 shares issued, respectively; 71,463 and 70,868 shares outstanding, respectively	11,690	11,679
Paid-in capital	1,255,794	1,219,834
Common stock in treasury, at cost	(1,219,438)	(1,140,578)
Accumulated other comprehensive loss	(30,689)	(29,830)
Retained earnings	1,359,100	1,092,208
Total ADS stockholders’ equity	1,376,457	1,153,313
Noncontrolling interest in subsidiaries	17,578	18,802
Total stockholders’ equity	1,394,035	1,172,115
Total liabilities, mezzanine equity and stockholders’ equity	$3,535,750	$3,268,913
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales	$782,610	$780,220	$1,597,946	$1,558,266
Cost of goods sold	488,669	477,543	971,551	924,129
Gross profit	293,941	302,677	626,395	634,137
Operating expenses:
Selling, general and administrative	94,132	91,725	188,184	178,236
Loss (gain) on disposal of assets and costs from exit and disposal activities	617	123	909	(13,181)
Intangible amortization	11,816	12,792	23,711	25,594
Income from operations	187,376	198,037	413,591	443,488
Other expense:
Interest expense	23,156	21,941	45,980	43,653
Interest income and other, net	(6,956)	(7,506)	(14,072)	(11,055)
Income before income taxes	171,176	183,602	381,683	410,890
Income tax expense	40,920	47,476	90,806	102,534
Equity in net income of unconsolidated affiliates	(918)	(901)	(2,619)	(2,576)
Net income	131,174	137,027	293,496	310,932
Less: net income attributable to noncontrolling interest	792	1,225	1,712	1,478
Net income attributable to ADS	$130,382	$135,802	$291,784	$309,454
Weighted average common shares outstanding:
Basic	77,542	78,606	77,541	78,756
Diluted	78,110	79,307	78,194	79,475
Net income per share:
Basic	$1.68	$1.73	$3.76	$3.93
Diluted	$1.67	$1.71	$3.73	$3.89
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$131,174	$137,027	$293,496	$310,932
Currency translation loss	(46)	(4,864)	(3,795)	(1,632)
Comprehensive income	131,128	132,163	289,701	309,300
Less: other comprehensive (loss) income attributable to noncontrolling interest	(1,148)	(605)	(2,936)	446
Less: net income attributable to noncontrolling interest	792	1,225	1,712	1,478
Total comprehensive income attributable to ADS	$131,484	$131,543	$290,925	$307,376
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$293,496	$310,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,905	73,961
Deferred income taxes	(2,270)	519
Loss (gain) on disposal of assets and costs from exit and disposal activities	909	(13,181)
Stock-based compensation	13,960	16,234
Amortization of deferred financing charges	1,022	1,022
Fair market value adjustments to derivatives	1,024	(1,889)
Equity in net income of unconsolidated affiliates	(2,619)	(2,576)
Other operating activities	(6,124)	756
Changes in working capital:
Receivables	(35,565)	(43,530)
Inventories	(24,750)	79,215
Prepaid expenses and other current assets	(4,804)	(2,228)
Accounts payable, accrued expenses, and other liabilities	30,142	39,629
Net cash provided by operating activities	350,326	458,864
Cash Flows from Investing Activities
Capital expenditures	(112,182)	(82,625)
Proceeds from disposition of assets	—	19,979
Other investing activities	640	446
Net cash used in investing activities	(111,542)	(62,200)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(3,500)	(3,500)
Payments on Equipment Financing	(2,665)	(4,458)
Payments on finance lease obligations	(11,756)	(5,452)
Repurchase of common stock	(69,922)	(101,564)
Cash dividends paid	(24,917)	(22,224)
Proceeds from exercise of stock options	8,694	2,623
Payment of withholding taxes on vesting of restricted stock units	(10,576)	(8,811)
Other financing activities	2	—
Net cash used in financing activities	(114,640)	(143,386)
Effect of exchange rate changes on cash	(1,142)	3
Net change in cash	123,002	253,281
Cash and restricted cash at beginning of period	495,848	217,128
Cash and restricted cash at end of period	$618,850	$470,409

RECONCILIATION TO BALANCE SHEET
Cash	$613,020
Restricted cash (included in Other assets in the Condensed Consolidated Balance Sheets)	5,830
Total cash and restricted cash	$618,850
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at July 1, 2023	79,651	$11,654	$1,147,449	10,110	$(977,812)	$(25,399)	$788,780	$944,672	$18,797	$963,469	9,132	$148,397	$148,397
Net income	—	—	—	—	—	—	135,802	135,802	1,225	137,027	—	—	—
Other comprehensive loss	—	—	—	—	—	(4,259)	—	(4,259)	(605)	(4,864)	—	—	—
Common stock dividends ($0.14 per share)	—	—	—	—	—	—	(11,031)	(11,031)	—	(11,031)	—	—	—
Share repurchases	—	—	—	507	(61,836)	—	—	(61,836)	—	(61,836)	—	—	—
KSOP redeemable common stock conversion	926	9	15,039	—	—	—	—	15,048	—	15,048	(926)	(15,048)	(15,048)
Exercise of common stock options	35	—	1,756	—	—	—	—	1,756	—	1,756	—	—	—
Restricted stock awards	23	—	—	—	(69)	—	—	(69)	—	(69)	—	—	—
Stock-based compensation expense	—	—	9,331	—	—	—	—	9,331	—	9,331	—	—	—
Other	—	—	(1)	—	—	—	—	(1)	—	(1)	—	—	—
Balance at September 30, 2023	80,635	$11,663	$1,173,574	10,617	$(1,039,717)	$(29,658)	$913,551	$1,029,413	$19,417	$1,048,830	8,206	$133,349	$133,349
Balance at April 1, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	$153,220
Net income	—	—	—	—	—	—	309,454	309,454	1,478	310,932	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(2,078)	—	(2,078)	446	(1,632)	—	—	—
Common stock dividends ($0.28 per share)	—	—	—	—	—	—	(22,118)	(22,118)	—	(22,118)	—	—	—
Share repurchases	—	—	—	981	(109,907)	—	—	(109,907)	—	(109,907)	—	—	—
KSOP redeemable common stock conversion	1,223	12	19,859	—	—	—	—	19,871	—	19,871	(1,223)	(19,871)	(19,871)
Exercise of common stock options	56	1	2,622	—	—	—	—	2,623	—	2,623	—	—	—
Restricted stock awards	99	1	—	25	(2,415)	—	—	(2,414)	—	(2,414)	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—
Stock-based compensation expense	—	—	16,234	—	—	—	—	16,234	—	16,234	—	—	—
Other	—	—	(5)	—	—	—	—	(5)	—	(5)	—	—	—
Balance at September 30, 2023	80,635	$11,663	$1,173,574	10,617	$(1,039,717)	$(29,658)	$913,551	$1,029,413	$19,417	$1,048,830	8,206	$133,349	$133,349

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital		Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity		Non- controlling Interest in Subsidiaries		Total Stock- holders’ Equity			Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount			Shares	Amount										Shares	Amount
Balance at July 1, 2024	82,973	$11,687	$1,241,525		11,775	$(1,199,469)	$(31,791)	$1,241,161	$1,263,113		$17,934		$1,281,047			6,386	$103,766	$103,766
Net income	—	—	—		—	—	—	130,382	130,382		792		131,174			—	—	—
Other comprehensive income (loss)	—	—	—		—	—	1,102	—	1,102		(1,148)		(46)			—	—	—
Common stock dividends ($0.16 per share)	—	—	—		—	—	—	(12,443)	(12,443)		—		(12,443)			—	—	—
Share repurchases	—	—	—		120	(19,950)	—	—	(19,950)		—		(19,950)			—	—	—
KSOP redeemable common stock conversion	341	3	5,532		—	—	—	—	5,535		—		5,535			(341)	(5,535)	(5,535)
Exercise of common stock options	26	—	1,716		—	—	—	—	1,716		—		1,716			—	—	—
Restricted stock awards	19	—	—		1	(19)	—	—	(19)		—		(19)			—	—	—
Stock-based compensation expense	—	—	6,983		—	—	—	—	6,983		—		6,983			—	—	—
Other	—	—	38		—	—	—	—	38		—		38			—	—	—
Balance at September 30, 2024	83,359	$11,690	$1,255,794		11,896	$(1,219,438)	$(30,689)	$1,359,100	$1,376,457		$17,578		$1,394,035			6,045	$98,231	$98,231
Balance at April 1, 2024	82,283	$11,679	$1,219,834		11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313		$18,802		$1,172,115			6,682	$108,584	$108,584
Net income	—	—	—		—	—	—	291,784	291,784		1,712		293,496			—	—	—
Other comprehensive loss	—	—	—		—	—	(859)	—	(859)		(2,936)		(3,795)			—	—	—
Common stock dividends ($0.32 per share)	—	—	—		—	—	—	(24,892)	(24,892)		—		(24,892)			—	—	—
Share repurchases	—	—	—		420	(68,283)	—	—	(68,283)		—		(68,283)			—	—	—
KSOP redeemable common stock conversion	637	6	10,347		—	—	—	—	10,353		—		10,353			(637)	(10,353)	(10,353)
Exercise of common stock options	223	2	8,692		—	—	—	—	8,694		—		8,694			—	—	—
Restricted stock awards	98	1	—		27	(4,640)	—	—	(4,639)		—		(4,639)			—	—	—
Performance-based restricted stock units	93	1	—		34	(5,937)	—	—	(5,936)		—		(5,936)			—	—	—
Stock-based compensation expense	—	—	13,960		—	—	—	—	13,960		—		13,960			—	—	—
ESPP Share Issuance	25	1	2,963		—	—	—	—	2,964		—		2,964			—	—	—
Other	—	—	(2)		—	—	—	—	(2)		—		(2)			—	—	—
Balance at September 30, 2024	83,359	$11,690	$1,255,794	—	11,896	$(1,219,438)	$(30,689)	$1,359,100	$1,376,457	$—	$17,578	—	$1,394,035	—	—	6,045	$98,231	$98,231

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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2024 (“Fiscal 2024 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2024, the results of operations for the three and six months ended September 30, 2024 and cash flows for the six months ended September 30, 2024. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2024 Form 10-K.
Principles of Consolidation - The Condensed Consolidated Financial Statements include the Company, its wholly-owned subsidiaries, its majority-owned subsidiaries and variable interest entities of which the Company is the primary beneficiary. The Company uses the equity method of accounting for equity investments where it exercises significant influence but does not hold a controlling financial interest. Such investments are recorded in Other assets in the Condensed Consolidated Balance Sheets and the related equity earnings from these investments are included in Equity in net income of unconsolidated affiliates in the Condensed Consolidated Statements of Operations. All intercompany balances and transactions have been eliminated in consolidation.
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

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued new guidance requiring additional disclosure of the nature of certain expenses included in the income statement as well as disclosure of selling expenses. The requirements will be applied prospectively with the option for retrospective application. The new standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	September 30, 2024	March 31, 2024
Contract asset - product returns	$1,828	$1,353
Refund liability	5,219	3,920
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
4.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	September 30, 2024	March 31, 2024
Raw materials	$114,388	$106,662
Finished goods	372,844	357,538
Total inventories	$487,232	$464,200

5.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$130,382	$135,802	$291,784	$309,454
Weighted average number of common shares outstanding – Basic	77,542	78,606	77,541	78,756
Net income per common share – Basic	$1.68	$1.73	$3.76	$3.93
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$130,382	$135,802	$291,784	$309,454
Weighted average number of common shares outstanding – Basic	77,542	78,606	77,541	78,756
Assumed restricted stock	52	62	76	54
Assumed exercise of stock options	504	618	564	600
Assumed performance-based restricted stock units	12	21	13	65
Weighted average number of common shares outstanding – Diluted	78,110	79,307	78,194	79,475
Net income per common share – Diluted	$1.67	$1.71	$3.73	$3.89
Potentially dilutive securities excluded as anti-dilutive	7	23	11	62
6.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both September 30, 2024 and March 31, 2024, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of September 30, 2024. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of September 30, 2024 and March 31, 2024, there was no outstanding principal balance for the South American Joint Venture’s credit facility including letters of credit.

7.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	September 30, 2024	March 31, 2024
Term Loan Facility	$416,750	$420,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	8,235	10,901
Total	1,274,985	1,281,151
Less: Unamortized debt issuance costs	(8,737)	(9,759)
Less: Current maturities	(11,130)	(11,870)
Long-term debt obligations	$1,255,118	$1,259,522
Senior Secured Credit Facilities - In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at September 30, 2024 and March 31, 2024 amounted to $10.5 million and $11.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing - The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.7% as of September 30, 2024. The current portion of the equipment financing is $4.1 million, and the long-term portion is $4.1 million at September 30, 2024.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	September 30, 2024		March 31, 2024
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$346,388	$350,000	$339,780	$350,000
Senior Notes due 2030	510,905	500,000	502,890	500,000
Equipment Financing	8,113	8,235	10,475	10,901
Total fair value	$865,406	$858,235	$853,145	$860,901
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
8.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of September 30, 2024. The Company also enters into equipment purchase contracts with manufacturers.
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
9.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2024 and 2023, the Company utilized an effective tax rate of 23.9% and 25.9%, respectively, to calculate its provision for income taxes. For the six months ended September 30, 2024 and 2023, the Company utilized an effective tax rate of 23.8% and 25.0%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and six months ended September 30, 2024 and 2023.
10. STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Component of income before income taxes:
Cost of goods sold	$1,455	$1,344	$2,796	$2,157
Selling, general and administrative expenses	5,528	7,987	11,164	14,077
Total stock-based compensation expense	$6,983	$9,331	$13,960	$16,234
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense:
Stock Options	$1,563	$1,307	$2,998	$2,741
Restricted Stock	2,655	2,054	4,889	4,081
Performance-based Restricted Stock Units	1,884	5,035	4,108	7,919
Employee Stock Purchase Plan	400	381	946	381
Non-Employee Directors	481	554	1,019	1,112
Total stock-based compensation expense	$6,983	$9,331	$13,960	$16,234

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
Restricted Stock - During the six months ended September 30, 2024, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $13.9 million.
Performance-based Restricted Stock Units (“Performance Units”) - During the six months ended September 30, 2024, the Company granted 0.1 million performance units at a grant date fair value of $11.6 million.
Options - During the six months ended September 30, 2024, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.9 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Six Months Ended September 30, 2024
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$425,099	$(14,611)	$410,488	$427,997	$(12,284)	$415,713
Infiltrator	148,690	(20,198)	128,492	133,731	(17,553)	116,178
International
International - Pipe	44,445	(3,437)	41,008	52,407	(3,284)	49,123
International - Allied Products & Other	15,613	(68)	15,545	17,025	(14)	17,011
Total International	60,058	(3,505)	56,553	69,432	(3,298)	66,134
Allied Products & Other	191,114	(4,037)	187,077	185,696	(3,501)	182,195
Intersegment Eliminations	(42,351)	42,351	—	(36,636)	36,636	—
Total Consolidated	$782,610	$—	$782,610	$780,220	$—	$780,220

	Six Months Ended
	September 30, 2024			September 30, 2023
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$871,278	$(29,365)	$841,913	$856,569	$(20,043)	$836,526
Infiltrator	303,720	(45,010)	258,710	275,217	(36,131)	239,086
International
International - Pipe	88,372	(7,290)	81,082	89,585	(3,799)	85,786
International - Allied Products & Other	33,292	(116)	33,176	32,623	(26)	32,597
Total International	121,664	(7,406)	114,258	122,208	(3,825)	118,383
Allied Products & Other	391,687	(8,622)	383,065	369,141	(4,870)	364,271
Intersegment Eliminations	(90,403)	90,403	—	(64,869)	64,869	—
Total Consolidated	$1,597,946	$—	$1,597,946	$1,558,266	$—	$1,558,266

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Segment Adjusted Gross Profit
Pipe	$115,422	$125,856	$257,659	$286,505
Infiltrator	86,135	73,663	172,550	147,927
International	17,445	21,339	37,108	37,368
Allied Products & Other	107,324	106,239	221,191	212,424
Intersegment Eliminations	(394)	(454)	(1,569)	(2,509)
Total	$325,932	$326,643	$686,939	$681,715
Depreciation and Amortization
Pipe	$21,033	$13,663	$38,998	$28,391
Infiltrator	6,164	5,534	12,359	10,892
International	1,556	1,236	2,921	2,474
Allied Products & Other(a)	16,054	16,288	31,627	32,204
Total	$44,807	$36,721	$85,905	$73,961
Capital Expenditures
Pipe	$39,910	$23,809	$75,398	$53,413
Infiltrator	1,915	6,042	5,519	11,496
International	2,126	1,786	3,317	2,935
Allied Products & Other(a)	10,516	8,910	27,948	14,781
Total	$54,467	$40,547	$112,182	$82,625
(a)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$293,941	$302,677	$626,395	$634,137
Depreciation and Amortization	30,536	22,622	57,748	45,421
Stock-based compensation expense	1,455	1,344	2,796	2,157
Total Segment Adjusted Gross Profit	$325,932	$326,643	$686,939	$681,715

12.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the six months ended September 30 were as follows:

(In thousands)	2024	2023
Supplemental disclosures of cash flow information - cash paid:
Cash paid for income taxes	$83,740	$78,300
Cash paid for interest	45,192	33,464
Supplemental disclosures of noncash investing and financing activities:
Repurchase of common stock pending settlement	—	7,500
Share repurchase excise tax accrual	83	843
ESPP Share Issuance	2,964	—
Acquisition of property, plant and equipment under finance lease	48,468	9,827
Balance in accounts payable for the acquisition of property, plant and equipment	28,354	25,199

13.SUBSEQUENT EVENTS
Acquisition of Orenco - On October 1, 2024, the Company’s wholly-owned subsidiary, Infiltrator, completed the acquisition of Orenco Systems, Inc. (“Orenco”), a leading manufacturer of advanced onsite septic wastewater treatment products serving residential and non-residential end markets. The preliminary fair value of consideration transferred was approximately $250 million and funded from cash on hand. Orenco will be included in the Infiltrator reportable segment. The Company will account for the transaction as a business combination in the third quarter of fiscal 2025.
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.16 per share of common stock. The dividend is payable on December 13, 2024, to stockholders of record at the close of business on November 29, 2024.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise indicates or requires, as used in this Quarterly Report on Form 10-Q (“Form 10-Q”), the terms “we,” “our,” “us,” “ADS” and the “Company” refer to Advanced Drainage Systems, Inc. and its directly- and indirectly-owned subsidiaries as a combined entity, except where it is clear that the terms mean only Advanced Drainage Systems, Inc. exclusive of its subsidiaries. We consolidate our joint ventures for purposes of GAAP, except for our South American Joint Venture.
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
Executive Summary
Second Quarter Fiscal 2025 Results
•Net sales increased 0.3% to $782.6 million
•Net income decreased 4.3% to $131.2 million
•Net income per diluted share decreased 2.3% to $1.67
•Adjusted EBITDA, a non-GAAP measure, decreased 0.3% to $245.6 million
Net sales increased $2.4 million, or 0.3%, to $782.6 million, as compared to $780.2 million in the prior year quarter. Domestic pipe sales decreased $5.2 million, or 1.3%, to $410.5 million. Domestic allied products & other sales increased $4.9 million, or 2.7%, to $187.1 million. Infiltrator sales increased $12.3 million, or 10.6%, to $128.5 million. The overall increase in domestic net sales was primarily driven by demand in the residential and infrastructure end markets. International sales decreased $9.6 million, or 14.5%, to $56.6 million.
Gross profit decreased $8.7 million, or 2.9%, to $293.9 million as compared to $302.7 million in the prior year. The decrease in gross profit is primarily driven by unfavorable pricing and material cost, partially offset by favorable manufacturing costs.
Selling, general and administrative expenses increased $2.4 million, or 2.6% to $94.1 million, as compared to $91.7 million. As a percentage of net sales, selling, general and administrative expenses were largely flat at 12.0% as compared to 11.8% in the prior year.
Adjusted EBITDA, a non-GAAP measure, decreased $0.7 million, or 0.3%, to $245.6 million, as compared to $246.3 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 31.4% as compared to 31.6% in the prior year.
Year-to-date Fiscal 2025 Results
•Net sales increased 2.5% to $1,597.9 million
•Net income decreased 5.6% to $293.5 million
•Net income per diluted share decreased 4.1% to $3.73
•Adjusted EBITDA, a non-GAAP measure, decreased 1.2% to $521.0 million

Net sales increased $39.7 million, or 2.5%, to $1,597.9 million, as compared to $1,558.3 million in the prior year. Domestic pipe sales increased $5.4 million, or 0.6%, to $841.9 million. Domestic allied products & other sales increased $18.8 million, or 5.2%, to $383.1 million. Infiltrator sales increased $19.6 million, or 8.2%, to $258.7 million. The overall increase in domestic net sales was primarily driven by demand in the residential and infrastructure end markets. International sales decreased $4.1 million, or 3.5%, to $114.3 million.
Gross profit decreased $7.7 million, or 1.2%, to $626.4 million as compared to $634.1 million in the prior year. The decrease in gross profit is primarily driven by unfavorable pricing and material cost, partially offset by favorable manufacturing costs.
Selling, general and administrative expenses increased $9.9 million, or 5.6% to $188.2 million, as compared to $178.2 million. As a percentage of net sales, selling, general and administrative expenses were largely flat at 11.8% as compared to 11.4% in the prior year.
Adjusted EBITDA, a non-GAAP measure, decreased $6.5 million, or 1.2%, to $521.0 million, as compared to $527.6 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 32.6% as compared to 33.9% in the prior year.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended September 30,
(In thousands)	2024		2023
Net sales	$782,610	100.0%	$780,220	100.0%
Cost of goods sold	488,669	62.4	477,543	61.2
Gross profit	293,941	37.6	302,677	38.8
Selling, general and administrative	94,132	12.0	91,725	11.8
Loss on disposal of assets and costs from exit and disposal activities	617	0.1	123	—
Intangible amortization	11,816	1.5	12,792	1.6
Income from operations	187,376	23.9	198,037	25.4
Interest expense	23,156	3.0	21,941	2.8
Interest income and other, net	(6,956)	(0.9)	(7,506)	(1.0)
Income before income taxes	171,176	21.9	183,602	23.5
Income tax expense	40,920	5.2	47,476	6.1
Equity in net income of unconsolidated affiliates	(918)	(0.1)	(901)	(0.1)
Net income	131,174	16.8	137,027	17.6
Less: net income attributable to noncontrolling interest	792	0.1	1,225	0.2
Net income attributable to ADS	$130,382	16.7%	$135,802	17.4%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended September 30, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$410,488	$415,713	$(5,225)	(1.3)%
Infiltrator	128,492	116,178	12,314	10.6
International	56,553	66,134	(9,581)	(14.5)
Allied Products & Other	187,077	182,195	4,882	2.7
Total Consolidated	$782,610	$780,220	$2,390	0.3%

Our consolidated Net sales for the three months ended September 30, 2024 increased by $2.4 million, or 0.3%, compared to the same period in fiscal 2024. The overall increase in domestic net sales was primarily driven by demand in the residential and infrastructure end markets. Net sales for Infiltrator were also driven by improved price/mix, while the volume growth in Domestic Pipe was offset by unfavorable price/mix impact. For the international segment, the decrease was driven by decreased volume as well as unfavorable price/mix.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended September 30, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$93,093	$110,193	$(17,100)	(15.5)%
Infiltrator	79,846	68,038	11,808	17.4
International	15,871	20,103	(4,232)	(21.1)
Allied Products & Other	105,525	104,797	728	0.7
Intersegment eliminations	(394)	(454)	60	(13.2)
Total gross profit	$293,941	$302,677	$(8,736)	(2.9)%
Our consolidated Cost of goods sold for the three months ended September 30, 2024 increased by $11.1 million, or 2.3%, and our consolidated Gross profit decreased by $8.7 million, or 2.9%, compared to the same period in fiscal 2024. The decrease in gross profit for Domestic Pipe is primarily driven by unfavorable pricing and material cost, partially offset by favorable manufacturing costs and volume. The increase in gross profit for Infiltrator was driven by volume and improved material cost.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023
Selling, general and administrative expenses	$94,132	$91,725
% of Net sales	12.0%	11.8%

Selling, general and administrative expenses for the three months ended September 30, 2024 increased $2.4 million from the same period in fiscal 2024 and as a percentage of net sales, increased by 0.2%.
Interest expense - Interest expense increased $1.2 million in the three months ended September 30, 2024 compared to the same period in the previous fiscal year. The increase was primarily due to an increase in interest rates.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended September 30,
	2024	2023
Effective tax rate	23.9%	25.9%
The change in the effective tax rate for the three months ended September 30, 2024 was primarily related to the decrease in state and local income taxes and the additional tax benefit recorded to adjust prior quarter income tax expense to the annual effective tax rate. See “Note 9. Income Taxes” for additional information.

Comparison of the Six Months Ended September 30, 2024 to the Six Months Ended September 30, 2023
The following table summarizes our operating results as a percentage of net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Six Months Ended September 30,
	2024		2023
Consolidated Statements of Operations data:	(In thousands)
Net sales	$1,597,946	100.0%	$1,558,266	100.0%
Cost of goods sold	971,551	60.8	924,129	59.3
Gross profit	626,395	39.2	634,137	40.7
Selling, general and administrative	188,184	11.8	178,236	11.4
Loss (gain) on disposal of assets and costs from exit and disposal activities	909	0.1	(13,181)	(0.8)
Intangible amortization	23,711	1.5	25,594	1.6
Income from operations	413,591	25.9	443,488	28.5
Interest expense	45,980	2.9	43,653	2.8
Interest income and other, net	(14,072)	(0.9)	(11,055)	(0.7)
Income before income taxes	381,683	23.9	410,890	26.4
Income tax expense	90,806	5.7	102,534	6.6
Equity in net income of unconsolidated affiliates	(2,619)	(0.2)	(2,576)	(0.2)
Net income	293,496	18.4	310,932	20.0
Less: net income attributable to noncontrolling interest	1,712	0.1	1,478	0.1
Net income attributable to ADS	$291,784	18.3%	$309,454	19.9%
Net sales - The following table presents Net sales to external customers by reportable segment for the six months ended September 30, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$841,913	$836,526	$5,387	0.6%
Infiltrator	258,710	239,086	19,624	8.2
International	114,258	118,383	(4,125)	(3.5)
Allied Products & Other	383,065	364,271	18,794	5.2
Total Consolidated	$1,597,946	$1,558,266	$39,680	2.5%
Our consolidated Net sales for the six months ended September 30, 2024 increased by $39.7 million, or 2.5%, compared to the same period in fiscal 2024. The overall increase in domestic net sales was primarily driven by demand in the residential and infrastructure end markets. Net sales for Infiltrator were also driven by improved price/mix, while the volume growth in Domestic Pipe was partially offset by unfavorable price/mix impact. For the international segment, the decrease was driven by unfavorable price/mix.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the six months ended September 30, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$216,145	$255,449	$(39,304)	(15.4)%
Infiltrator	159,964	136,905	23,059	16.8
International	34,168	34,894	(726)	(2.1)
Allied Products & Other	217,687	209,398	8,289	4.0
Intersegment eliminations	(1,569)	(2,509)	940	(37.5)
Total gross profit	$626,395	$634,137	$(7,742)	(1.2)%

Our consolidated Cost of goods sold for the six months ended September 30, 2024 increased by $47.4 million, or 5.1%, and our consolidated Gross profit decreased by $7.7 million, or 1.2%, compared to the same period in fiscal 2024. The decrease in gross profit for Domestic Pipe is primarily driven by unfavorable pricing and material cost, partially offset by favorable manufacturing costs. The increase in gross profit for Infiltrator was driven by favorable pricing and improved material cost.
Selling, general and administrative expenses

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Selling, general and administrative expenses	$188,184	$178,236
% of Net sales	11.8%	11.4%
Selling, general and administrative expenses for six months ended September 30, 2024 increased $9.9 million from the same period in fiscal 2024 and as a percentage of net sales, increased by 0.4%. This increase is primarily due to higher commissions from the increase in volume, as well as continued investments in talent to support strategic areas such as engineering and product development.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The gain on disposal in fiscal 2024 was due to the sale of Spartan Concrete, Inc.
Interest expense - Interest expense increased $2.3 million in the six months ended September 30, 2024 compared to the same period in the previous fiscal year. The increase was primarily due to increased interest rates.
Interest income and other, net - Interest income and other, net increased by $3.0 million for the six months ended September 30, 2024 compared to the same period in the previous fiscal year primarily due to increased cash.
Income tax expense - The following table presents the effective tax rates for the six months ended September 30, 2024 and 2023.

	Six Months Ended September 30,
	2024	2023
Effective tax rate	23.8%	25.0%
The change in the effective tax rate for the six months ended September 30, 2024 was primarily related to the decrease in state and local income taxes and the increase of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 9. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$131,174	$137,027	$293,496	$310,932
Depreciation and amortization	44,807	36,721	85,905	73,961
Interest expense	23,156	21,941	45,980	43,653
Income tax expense	40,920	47,476	90,806	102,534
EBITDA	240,057	243,165	516,187	531,080
Loss (gain) on disposal of assets and costs from exit and disposal activities	617	123	909	(13,181)
Stock-based compensation expense	6,983	9,331	13,960	16,234
Transaction costs(a)	2,685	52	2,695	2,024
Interest income	(7,368)	(5,137)	(13,933)	(8,626)
Other adjustments(b)	2,576	(1,284)	1,230	32
Adjusted EBITDA	$245,550	$246,250	$521,048	$527,563
Adjusted EBITDA Margin	31.4%	31.6%	32.6%	33.9%
(a)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(b)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$350,326	$458,864
Capital expenditures	(112,182)	(82,625)
Free Cash Flow	$238,144	$376,239

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	September 30, 2024
Total debt (debt and finance lease obligations)	$1,382,753
Cash	613,020
Net debt (total debt less cash)	769,733
Leverage Ratio	0.8
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	September 30, 2024
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(10,450)
Revolver available liquidity	$589,550
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
As of September 30, 2024, we had $23.5 million in cash that was held by our foreign subsidiaries, including $14.7 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of September 30, 2024, we had $1,202.6 million in liquidity, including $613.0 million of cash and $589.6 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $1,024.6 million as of September 30, 2024, from $860.3 million as of March 31, 2024. The increase in working capital is primarily due to an increase in cash, accounts receivable and inventory due to seasonality offset by changes in accounts payable due to the timing of payments.

	Six Months Ended September 30,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$350,326	$458,864
Net cash used in investing activities	(111,542)	(62,200)
Net cash used in financing activities	(114,640)	(143,386)
Operating Cash Flows - Cash flows from operating activities decreased $108.5 million during the six months ended September 30, 2024 primarily driven by investment in inventory.
Investing Cash Flows - Cash flows used in investing activities during the six months ended September 30, 2024 increased by $49.3 million compared to the same period in fiscal 2024. The increase in cash used in investing activities was primarily due to increased capital expenditures in fiscal 2025 and the sale of Spartan Concrete in fiscal 2024.
Capital expenditures totaled $112.2 million and $82.6 million for the six months ended September 30, 2024 and 2023, respectively. Our capital expenditures for the six months ended September 30, 2024 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $48.5 million of property, plant and equipment under finance leases, which includes transportation equipment to update our fleet of trucks and trailers.
We currently anticipate that we will make capital expenditures of approximately $250 million in fiscal year 2025, including approximately $120 million of open orders as of September 30, 2024. Such capital expenditures are expected to be financed using funds generated by operations.

Financing Cash Flows - During the six months ended September 30, 2024, cash used in financing activities included the repurchase of common stock of $69.9 million, $24.9 million of dividend payments, $11.8 million of payments of finance lease obligations and $10.6 million for shares withheld for tax purposes.
During the six months ended September 30, 2023, cash used in financing activities included the repurchase of common stock of $101.6 million, $22.2 million of dividend payments, and $8.8 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2024 Form 10-K. We are in compliance with our debt covenants as of September 30, 2024.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 6. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2024, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2024 Form 10-K, except as disclosed in “Note 1. Background and Summary of Significant Accounting Policies.”
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.1 million based on our borrowings as of September 30, 2024. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.1 million, for the twelve months ended September 30, 2024.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchases of common stock will be made in accordance with applicable securities laws. During the three months ended September 30, 2024, the Company repurchased 0.1 million shares of common stock at a cost of $19.9 million. As of September 30, 2024, approximately $147.7 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
July 1, 2024 to July 31, 2024	110	$165.51	110	$149,403
August 1, 2024 to August 31, 2024	10	166.07	10	147,742
September 1, 2024 to September 30, 2024	—	—	—	147,742
Total	120	$165.56	120	$147,742
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2024

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer