Form 10-Q
period 2024-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2025-02-06
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2025, the registrant had 77,574,661 shares of common stock outstanding, which excludes 200,877 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
•the effects of global climate change;
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash	$488,859	$490,163
Receivables (less allowance for doubtful accounts of $7,346 and $4,849, respectively)	247,940	323,576
Inventories	476,369	464,200
Other current assets	31,928	22,028
Total current assets	1,245,096	1,299,967
Property, plant and equipment, net	1,017,555	876,351
Other assets:
Goodwill	720,543	617,183
Intangible assets, net	462,491	352,652
Other assets	156,569	122,760
Total assets	$3,602,254	$3,268,913
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$10,621	$11,870
Current maturities of finance lease obligations	30,944	18,015
Accounts payable	183,913	254,401
Other accrued liabilities	162,205	154,260
Accrued income taxes	407	1,076
Total current liabilities	388,090	439,622
Long-term debt obligations (less unamortized debt issuance costs of $8,226 and $9,759, respectively)	1,253,129	1,259,522
Long-term finance lease obligations	114,927	61,661
Deferred tax liabilities	193,285	156,705
Other liabilities	88,437	70,704
Total liabilities	2,037,868	1,988,214
Commitments and contingencies (see Note 9)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 5,861 and 6,682 shares outstanding, respectively	95,250	108,584
Total mezzanine equity	95,250	108,584
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 83,573 and 82,283 shares issued, respectively; 71,677 and 70,868 shares outstanding, respectively	11,693	11,679
Paid-in capital	1,269,230	1,219,834
Common stock in treasury, at cost	(1,219,404)	(1,140,578)
Accumulated other comprehensive loss	(38,378)	(29,830)
Retained earnings	1,427,891	1,092,208
Total ADS stockholders’ equity	1,451,032	1,153,313
Noncontrolling interest in subsidiaries	18,104	18,802
Total stockholders’ equity	1,469,136	1,172,115
Total liabilities, mezzanine equity and stockholders’ equity	$3,602,254	$3,268,913
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales	$690,538	$662,367	$2,288,484	$2,220,633
Cost of goods sold	448,944	402,518	1,420,495	1,326,647
Gross profit	241,594	259,849	867,989	893,986
Operating expenses:
Selling, general and administrative	100,778	91,289	288,962	269,525
(Gain) loss on disposal of assets and costs from exit and disposal activities	(477)	2,512	432	(10,669)
Intangible amortization	14,429	12,782	38,140	38,376
Income from operations	126,864	153,266	540,455	596,754
Other expense:
Interest expense	23,094	22,331	69,074	65,984
Interest income and other, net	(4,792)	(4,772)	(18,864)	(15,827)
Income before income taxes	108,562	135,707	490,245	546,597
Income tax expense	27,091	30,131	117,897	132,665
Equity in net income of unconsolidated affiliates	(818)	(1,304)	(3,437)	(3,880)
Net income	82,289	106,880	375,785	417,812
Less: net income attributable to noncontrolling interest	1,058	1,241	2,770	2,719
Net income attributable to ADS	$81,231	$105,639	$373,015	$415,093
Weighted average common shares outstanding:
Basic	77,540	77,857	77,541	78,455
Diluted	78,115	78,586	78,196	79,188
Net income per share:
Basic	$1.05	$1.36	$4.81	$5.29
Diluted	$1.04	$1.34	$4.77	$5.24
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$82,289	$106,880	$375,785	$417,812
Currency translation (loss) income	(8,221)	4,020	(12,016)	2,388
Comprehensive income	74,068	110,900	363,769	420,200
Less: other comprehensive (loss) income attributable to noncontrolling interest	(532)	963	(3,468)	1,409
Less: net income attributable to noncontrolling interest	1,058	1,241	2,770	2,719
Total comprehensive income attributable to ADS	$73,542	$108,696	$364,467	$416,072
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$375,785	$417,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,671	112,014
Deferred income taxes	510	335
Loss (gain) on disposal of assets and costs from exit and disposal activities	432	(10,669)
Stock-based compensation	21,758	23,636
Amortization of deferred financing charges	1,533	1,533
Fair market value adjustments to derivatives	383	(162)
Equity in net income of unconsolidated affiliates	(3,437)	(3,880)
Other operating activities	(1,849)	5,720
Changes in working capital:
Receivables	83,059	67,230
Inventories	(179)	59,752
Prepaid expenses and other current assets	(2,564)	(534)
Accounts payable, accrued expenses, and other liabilities	(68,838)	27,475
Net cash provided by operating activities	540,264	700,262
Cash Flows from Investing Activities
Capital expenditures	(166,410)	(136,385)
Proceeds from disposition of assets	—	19,979
Acquisition, net of cash acquired	(237,310)	—
Other investing activities	831	527
Net cash used in investing activities	(402,889)	(115,879)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(5,250)	(5,250)
Payments on Equipment Financing	(3,909)	(6,361)
Payments on finance lease obligations	(17,820)	(8,624)
Repurchase of common stock	(69,922)	(178,187)
Cash dividends paid	(37,324)	(33,111)
Proceeds from exercise of stock options	8,927	3,956
Payment of withholding taxes on vesting of restricted stock units	(10,646)	(8,859)
Net cash used in financing activities	(135,944)	(236,436)
Effect of exchange rate changes on cash	(2,526)	1,271
Net change in cash	(1,095)	349,218
Cash and restricted cash at beginning of period	495,848	217,128
Cash and restricted cash at end of period	$494,753	$566,346

RECONCILIATION TO BALANCE SHEET
Cash	$488,859
Restricted cash (included in Other assets in the Condensed Consolidated Balance Sheets)	5,894
Total cash and restricted cash	$494,753
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at October 1, 2024	83,359	$11,690	$1,255,794	11,896	$(1,219,438)	$(30,689)	$1,359,100	$1,376,457	$17,578	$1,394,035	6,045	$98,231	$98,231
Net income	—	—	—	—	—	—	81,231	81,231	1,058	82,289	—	—	—
Other comprehensive loss	—	—	—	—	—	(7,689)	—	(7,689)	(532)	(8,221)	—	—	—
Common stock dividends ($0.16 per share)	—	—	—	—	—	—	(12,440)	(12,440)	—	(12,440)	—	—	—
Share repurchases	—	—	—	—	104	—	—	104	—	104	—	—	—
KSOP redeemable common stock conversion	184	2	2,979	—	—	—	—	2,981	—	2,981	(184)	(2,981)	(2,981)
Exercise of common stock options	4	1	232	—	—	—	—	233	—	233	—	—	—
Restricted stock awards	1	—	—	—	(70)	—	—	(70)	—	(70)	—	—	—
Stock-based compensation expense	—	—	7,798	—	—	—	—	7,798	—	7,798	—	—	—
ESPP Share Issuance	25	—	2,428	—	—	—	—	2,428	—	2,428	—	—	—
Other	—	—	(1)	—	—	—	—	(1)	—	(1)	—	—	—
Balance at December 31, 2024	83,573	$11,693	$1,269,230	11,896	$(1,219,404)	$(38,378)	$1,427,891	$1,451,032	$18,104	$1,469,136	5,861	$95,250	$95,250
Balance at April 1, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	$108,584	$108,584
Net income	—	—	—	—	—	—	373,015	373,015	2,770	375,785	—	—	—
Other comprehensive loss	—	—	—	—	—	(8,548)	—	(8,548)	(3,468)	(12,016)	—	—	—
Common stock dividends ($0.48 per share)	—	—	—	—	—	—	(37,332)	(37,332)	—	(37,332)	—	—	—
Share repurchases	—	—	—	420	(68,179)	—	—	(68,179)	—	(68,179)	—	—	—
KSOP redeemable common stock conversion	821	8	13,326	—	—	—	—	13,334	—	13,334	(821)	(13,334)	(13,334)
Exercise of common stock options	227	3	8,924	—	—	—	—	8,927	—	8,927	—	—	—
Restricted stock awards	99	1	—	27	(4,710)	—	—	(4,709)	—	(4,709)	—	—	—
Performance-based restricted stock units	93	1	—	34	(5,937)	—	—	(5,936)	—	(5,936)	—	—	—
Stock-based compensation expense	—	—	21,758	—	—	—	—	21,758	—	21,758	—	—	—
ESPP Share Issuance	50	1	5,391	—	—	—	—	5,392	—	5,392	—	—	—
Other	—	—	(3)	—	—	—	—	(3)	—	(3)	—	—	—
Balance at December 31, 2024	83,573	$11,693	$1,269,230	11,896	$(1,219,404)	$(38,378)	$1,427,891	$1,451,032	$18,104	$1,469,136	5,861	$95,250	$95,250

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Advanced Drainage Systems, Inc., incorporated in Delaware, and its subsidiaries (collectively referred to as “ADS” or the “Company”) designs, manufactures and markets innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplace. ADS’s products are used across a broad range of end markets and applications, including non-residential, residential, infrastructure and agriculture applications.
The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies, LLC. (“Infiltrator”) and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products and Other.
Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2024 (“Fiscal 2024 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2024, the results of operations for the three and nine months ended December 31, 2024 and cash flows for the nine months ended December 31, 2024. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2024 Form 10-K.
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
2.ACQUISITIONS
Acquisition of Orenco - On October 1, 2024, the Company’s wholly-owned subsidiary, Infiltrator, completed the acquisition of Orenco Systems, Inc. (“Orenco”), a leading manufacturer of decentralized wastewater management products serving residential and non-residential end markets. The preliminary fair value of consideration transferred was approximately $237.3 million, which represented the purchase price of $256.0 million, net of cash acquired of $18.7 million. The acquisition was funded from cash on hand. Orenco will be included in the Infiltrator reportable segment.
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

(Amounts in thousands)	Initial Amount
Accounts receivable	$12,277
Inventory	15,651
Other current assets	219
Property, plant and equipment	8,533
Goodwill	104,007
Intangible assets	148,000
Other assets	9,041
Accounts payable	(3,618)
Accrued expenses	(15,823)
Deferred tax liabilities	(36,250)
Other liabilities	(4,727)
Total fair value of consideration transferred	$237,310
The preliminary goodwill of $104.0 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to Infiltrator.
The preliminary purchase price excludes transaction costs. During the nine months ended December 31, 2024, the Company incurred $7.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.
The identifiable intangible assets recorded in connection with the acquisition of Orenco are based on preliminary valuations including customer relationships, developed technology and tradename totaling $148.0 million. The intangible assets will be amortized on a straight-line basis over their estimated useful lives.

(Amounts in thousands)	Preliminary fair value	Preliminary Useful Lives
Customer relationships	$99,000	15 years
Developed technology	42,000	12 years
Tradename	7,000	20 years
Total identifiable intangible assets	$148,000

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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	December 31, 2024	March 31, 2024
Contract asset - product returns	$1,220	$1,353
Refund liability	3,876	3,920
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
5.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	December 31, 2024	March 31, 2024
Raw materials	$110,124	$106,662
Finished goods	366,245	357,538
Total inventories	$476,369	$464,200

6.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2024	2023	2024	2023
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$81,231	$105,639	$373,015	$415,093
Weighted average number of common shares outstanding – Basic	77,540	77,857	77,541	78,455
Net income per common share – Basic	$1.05	$1.36	$4.81	$5.29
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$81,231	$105,639	$373,015	$415,093
Weighted average number of common shares outstanding – Basic	77,540	77,857	77,541	78,455
Assumed restricted stock	54	75	67	60
Assumed exercise of stock options	462	595	529	597
Assumed performance-based restricted stock units	59	59	59	76
Weighted average number of common shares outstanding – Diluted	78,115	78,586	78,196	79,188
Net income per common share – Diluted	$1.04	$1.34	$4.77	$5.24
Potentially dilutive securities excluded as anti-dilutive	10	19	22	46
7.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both December 31, 2024 and March 31, 2024, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of December 31, 2024. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of December 31, 2024 and March 31, 2024, there was no outstanding principal balance for the South American Joint Venture’s credit facility including letters of credit.

8.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	December 31, 2024	March 31, 2024
Term Loan Facility	$415,000	$420,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	6,976	10,901
Total	1,271,976	1,281,151
Less: Unamortized debt issuance costs	(8,226)	(9,759)
Less: Current maturities	(10,621)	(11,870)
Long-term debt obligations	$1,253,129	$1,259,522
Senior Secured Credit Facilities - In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at December 31, 2024 and March 31, 2024 amounted to $10.5 million and $11.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing - The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.7% as of December 31, 2024. The current portion of the equipment financing is $3.6 million, and the long-term portion is $3.4 million at December 31, 2024.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	December 31, 2024		March 31, 2024
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$343,490	$350,000	$339,780	$350,000
Senior Notes due 2030	500,845	500,000	502,890	500,000
Equipment Financing	6,799	6,976	10,475	10,901
Total fair value	$851,134	$856,976	$853,145	$860,901
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
9.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of December 31, 2024. The Company also enters into equipment purchase contracts with manufacturers.
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
10.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2024 and 2023, the Company utilized an effective tax rate of 25.0% and 22.2%, respectively, to calculate its provision for income taxes. For the nine months ended December 31, 2024 and 2023, the Company utilized an effective tax rate of 24.0% and 24.3%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and nine months ended December 31, 2024 and 2023. Discrete income tax benefits related to amended state tax returns and the federal return to provision adjustment decreased the effective tax rate for the three months ended December 31, 2023.
11. STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Component of income before income taxes:
Cost of goods sold	$1,335	$1,316	$4,131	$3,473
Selling, general and administrative expenses	6,463	6,086	17,627	20,163
Total stock-based compensation expense	$7,798	$7,402	$21,758	$23,636
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense:
Stock Options	$1,445	$1,305	$4,443	$4,046
Restricted Stock	2,663	2,050	7,552	6,131
Performance-based Restricted Stock Units	2,888	3,191	6,996	11,110
Employee Stock Purchase Plan	351	313	1,297	694
Non-Employee Directors	451	543	1,470	1,655
Total stock-based compensation expense	$7,798	$7,402	$21,758	$23,636

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
Restricted Stock - During the nine months ended December 31, 2024, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $18.3 million.
Performance-based Restricted Stock Units (“Performance Units”) - During the nine months ended December 31, 2024, the Company granted 0.1 million performance units at a grant date fair value of $12.8 million.
Options - During the nine months ended December 31, 2024, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $8.0 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Nine Months Ended December 31, 2024
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2024			December 31, 2023
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$356,010	$(12,607)	$343,403	$360,733	$(11,629)	$349,104
Infiltrator	152,384	(17,083)	135,301	131,144	(27,273)	103,871
International
International - Pipe	36,909	(2,860)	34,049	44,203	(5,420)	38,783
International - Allied Products & Other	16,372	(58)	16,314	14,166	(1)	14,165
Total International	53,281	(2,918)	50,363	58,369	(5,421)	52,948
Allied Products & Other	165,233	(3,762)	161,471	159,162	(2,718)	156,444
Intersegment Eliminations	(36,370)	36,370	—	(47,041)	47,041	—
Total Consolidated	$690,538	$—	$690,538	$662,367	$—	$662,367

	Nine Months Ended
	December 31, 2024			December 31, 2023
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,227,288	$(41,972)	$1,185,316	$1,217,302	$(31,672)	$1,185,630
Infiltrator	456,104	(62,093)	394,011	406,361	(63,405)	342,956
International
International - Pipe	125,281	(10,150)	115,131	133,787	(9,219)	124,568
International - Allied Products & Other	49,664	(174)	49,490	46,789	(27)	46,762
Total International	174,945	(10,324)	164,621	180,576	(9,246)	171,330
Allied Products & Other	556,920	(12,384)	544,536	528,303	(7,586)	520,717
Intersegment Eliminations	(126,773)	126,773	—	(111,909)	111,909	—
Total Consolidated	$2,288,484	$—	$2,288,484	$2,220,633	$—	$2,220,633

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Segment Adjusted Gross Profit
Pipe	$90,900	$115,621	$348,559	$402,126
Infiltrator	78,285	68,392	250,835	216,319
International	12,071	14,012	49,179	51,380
Allied Products & Other	92,938	88,150	314,129	300,574
Intersegment Eliminations	1,749	(1,922)	180	(4,431)
Total	$275,943	$284,253	$962,882	$965,968
Depreciation and Amortization(a)
Pipe	$20,394	$15,491	$59,392	$43,882
Infiltrator	6,447	5,543	18,806	16,435
International	1,611	1,195	4,532	3,669
Allied Products & Other(b)	19,314	15,824	50,941	48,028
Total	$47,766	$38,053	$133,671	$112,014
Capital Expenditures
Pipe	$39,501	$31,287	$114,899	$84,700
Infiltrator	3,257	2,962	8,776	14,458
International	1,499	1,872	4,816	4,807
Allied Products & Other(b)	9,971	17,639	37,919	32,420
Total	$54,228	$53,760	$166,410	$136,385
(a)Includes depreciation and amortization in both Cost of goods sold and Operating expenses.
(b)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$241,594	$259,849	$867,989	$893,986
Depreciation and Amortization	30,754	23,088	88,502	68,509
Stock-based compensation expense	1,335	1,316	4,131	3,473
Inventory step-up related to Orenco acquisition	2,260	—	2,260	—
Total Segment Adjusted Gross Profit	$275,943	$284,253	$962,882	$965,968

13.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the nine months ended December 31 were as follows:

(In thousands)	2024	2023
Supplemental disclosures of cash flow information - cash paid:
Cash paid for income taxes	$111,420	$114,712
Cash paid for interest	55,086	51,484
Supplemental disclosures of noncash investing and financing activities:
Repurchase of common stock pending settlement	—	1,139
Share repurchase excise tax accrual	(21)	1,486
ESPP Share Issuance	5,392	1,927
Acquisition of property, plant and equipment under finance lease	84,274	21,061
Balance in accounts payable for the acquisition of property, plant and equipment	28,449	22,925

14.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.16 per share of common stock. The dividend is payable on March 14, 2025, to stockholders of record at the close of business on February 28, 2025.

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
Overview
ADS is the leading manufacturer of innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplaces. Our innovative products, for which we hold many patents, are used across a broad range of end markets and applications, including non-residential, residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, industry-acclaimed engineering support, overall product breadth and scale plus manufacturing excellence.
Executive Summary
Third Quarter Fiscal 2025 Results
•Net sales increased 4.3% to $690.5 million
•Net income decreased 23.0% to $82.3 million
•Net income per diluted share decreased 22.3% to $1.04
•Adjusted EBITDA, a non-GAAP measure, decreased 6.2% to $191.5 million
Net sales increased $28.2 million, or 4.3%, to $690.5 million, as compared to $662.4 million in the prior year quarter. Domestic pipe sales decreased $5.7 million, or 1.6%, to $343.4 million. Domestic allied products & other sales increased $5.0 million, or 3.2%, to $161.5 million. Infiltrator sales increased $31.4 million, or 30.3%, to $135.3 million. The overall increase in domestic Net sales was primarily driven by demand in the residential and infrastructure end markets. International sales decreased $2.6 million, or 4.9%, to $50.4 million.
Gross profit decreased $18.3 million, or 7.0%, to $241.6 million as compared to $259.8 million in the prior year. The decrease in gross profit is primarily driven by unfavorable pricing and material cost, as well as the mix impact from the inclusion of Orenco. This unfavorability was partially offset by favorable volume and mix of construction market and Infiltrator sales.
Selling, general and administrative expenses increased $9.5 million, or 10.4% to $100.8 million, as compared to $91.3 million. As a percentage of Net sales, selling, general and administrative expenses increased to 14.6% as compared to 13.8% in the prior year, primarily due to transaction costs and operating expenses for Orenco.
Adjusted EBITDA, a non-GAAP measure, decreased $12.7 million, or 6.2%, to $191.5 million, as compared to $204.2 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 27.7% as compared to 30.8% in the prior year.
Year-to-date Fiscal 2025 Results
•Net sales increased 3.1% to $2,288.5 million
•Net income decreased 10.1% to $375.8 million
•Net income per diluted share decreased 9.0% to $4.77

•Adjusted EBITDA, a non-GAAP measure, decreased 2.6% to $712.5 million
Net sales increased $67.9 million, or 3.1%, to $2,288.5 million, as compared to $2,220.6 million in the prior year. Domestic pipe sales decreased $0.3 million to $1,185.3 million. Domestic allied products & other sales increased $23.8 million, or 4.6%, to $544.5 million. Infiltrator sales increased $51.1 million, or 14.9%, to $394.0 million. The overall increase in domestic Net sales was primarily driven by demand in the residential and infrastructure end markets. International sales decreased $6.7 million, or 3.9%, to $164.6 million.
Gross profit decreased $26.0 million, or 2.9%, to $868.0 million as compared to $894.0 million in the prior year. The decrease in gross profit is primarily driven by unfavorable pricing and material cost, partially offset by favorable manufacturing costs and volume.
Selling, general and administrative expenses increased $19.4 million, or 7.2% to $289.0 million, as compared to $269.5 million. As a percentage of Net sales, selling, general and administrative expenses were largely flat at 12.6% as compared to 12.1% in the prior year.
Adjusted EBITDA, a non-GAAP measure, decreased $19.2 million, or 2.6%, to $712.5 million, as compared to $731.8 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 31.1% as compared to 33.0% in the prior year.
Results of Operations
Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended December 31,
(In thousands)	2024		2023
Net sales	$690,538	100.0%	$662,367	100.0%
Cost of goods sold	448,944	65.0	402,518	60.8
Gross profit	241,594	35.0	259,849	39.2
Selling, general and administrative	100,778	14.6	91,289	13.8
(Gain) loss on disposal of assets and costs from exit and disposal activities	(477)	(0.1)	2,512	0.4
Intangible amortization	14,429	2.1	12,782	1.9
Income from operations	126,864	18.4	153,266	23.1
Interest expense	23,094	3.3	22,331	3.4
Interest income and other, net	(4,792)	(0.7)	(4,772)	(0.7)
Income before income taxes	108,562	15.7	135,707	20.5
Income tax expense	27,091	3.9	30,131	4.5
Equity in net income of unconsolidated affiliates	(818)	(0.1)	(1,304)	(0.2)
Net income	82,289	11.9	106,880	16.1
Less: net income attributable to noncontrolling interest	1,058	0.2	1,241	0.2
Net income attributable to ADS	$81,231	11.8%	$105,639	15.9%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended December 31, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$343,403	$349,104	$(5,701)	(1.6)%
Infiltrator	135,301	103,871	31,430	30.3
International	50,363	52,948	(2,585)	(4.9)
Allied Products & Other	161,471	156,444	5,027	3.2
Total Consolidated	$690,538	$662,367	$28,171	4.3%

Our consolidated Net sales for the three months ended December 31, 2024 increased by $28.2 million, or 4.3%, compared to the same period in fiscal 2024. The overall increase in domestic Net sales was primarily driven by demand in the residential and infrastructure end markets. Net sales of $25.4 million of Orenco drove the increase in Net sales for Infiltrator, while the volume growth in Domestic Pipe was offset by unfavorable price/mix impact. For the international segment, the decrease was driven by decreased volume as well as unfavorable price/mix.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended December 31, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$69,334	$99,567	$(30,233)	(30.4)%
Infiltrator	69,444	62,780	6,664	10.6
International	10,466	12,817	(2,351)	(18.3)
Allied Products & Other	90,601	86,606	3,995	4.6
Intersegment eliminations	1,749	(1,921)	3,670	(191.0)
Total gross profit	$241,594	$259,849	$(18,255)	(7.0)%
Our consolidated Cost of goods sold for the three months ended December 31, 2024 increased by $46.4 million, or 11.5%, and our consolidated Gross profit decreased by $18.3 million, or 7.0%, compared to the same period in fiscal 2024. The decrease in gross profit for Domestic Pipe is primarily driven by unfavorable pricing and material cost, partially offset by volume. The increase in gross profit for Infiltrator was primarily driven by Orenco.
Selling, general and administrative expenses

	Three Months Ended December 31,
(Amounts in thousands)	2024	2023
Selling, general and administrative expenses	$100,778	$91,289
% of Net sales	14.6%	13.8%

Selling, general and administrative expenses for the three months ended December 31, 2024 increased $9.5 million from the same period in fiscal 2024 and as a percentage of Net sales, increased by 0.8%. The increase in selling, general and administrative expenses was primarily due to transaction costs of $5.9 million and operating expenses for Orenco.
Interest expense - Interest expense increased $0.8 million in the three months ended December 31, 2024 compared to the same period in the previous fiscal year. The increase was primarily due to an increase in interest rates.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended December 31,
	2024	2023
Effective tax rate	25.0%	22.2%
The change in the effective tax rate for the three months ended December 31, 2024 was primarily related to the discrete income tax benefits for the amended state tax returns and the federal return to provision adjustment in the prior period. See “Note 10. Income Taxes” for additional information.

Comparison of the Nine Months Ended December 31, 2024 to the Nine Months Ended December 31, 2023
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

	For the Nine Months Ended December 31,
	2024		2023
Consolidated Statements of Operations data:	(In thousands)
Net sales	$2,288,484	100.0%	$2,220,633	100.0%
Cost of goods sold	1,420,495	62.1	1,326,647	59.7
Gross profit	867,989	37.9	893,986	40.3
Selling, general and administrative	288,962	12.6	269,525	12.1
Loss (gain) on disposal of assets and costs from exit and disposal activities	432	—	(10,669)	(0.5)
Intangible amortization	38,140	1.7	38,376	1.7
Income from operations	540,455	23.6	596,754	26.9
Interest expense	69,074	3.0	65,984	3.0
Interest income and other, net	(18,864)	(0.8)	(15,827)	(0.7)
Income before income taxes	490,245	21.4	546,597	24.6
Income tax expense	117,897	5.2	132,665	6.0
Equity in net income of unconsolidated affiliates	(3,437)	(0.2)	(3,880)	(0.2)
Net income	375,785	16.4	417,812	18.8
Less: net income attributable to noncontrolling interest	2,770	0.1	2,719	0.1
Net income attributable to ADS	$373,015	16.3%	$415,093	18.7%
Net sales - The following table presents Net sales to external customers by reportable segment for the nine months ended December 31, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$1,185,316	$1,185,630	$(314)	—%
Infiltrator	394,011	342,956	51,055	14.9
International	164,621	171,330	(6,709)	(3.9)
Allied Products & Other	544,536	520,717	23,819	4.6
Total Consolidated	$2,288,484	$2,220,633	$67,851	3.1%
Our consolidated Net sales for the nine months ended December 31, 2024 increased by $67.9 million, or 3.1%, compared to the same period in fiscal 2024. The overall increase in domestic Net sales was primarily driven by demand in the residential and infrastructure end markets. Net sales for Infiltrator were also driven by improved price/mix and the acquisition of Orenco, while the volume growth in Domestic Pipe was offset by unfavorable price/mix impact. For the international segment, the decrease was driven by unfavorable price/mix.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the nine months ended December 31, 2024 and 2023.

(Amounts in thousands)	2024	2023	$ Variance	% Variance
Pipe	$285,479	$355,016	$(69,537)	(19.6)%
Infiltrator	229,408	199,685	29,723	14.9
International	44,634	47,711	(3,077)	(6.4)
Allied Products & Other	308,288	296,004	12,284	4.1
Intersegment eliminations	180	(4,430)	4,610	(104.1)
Total gross profit	$867,989	$893,986	$(25,997)	(2.9)%

Our consolidated Cost of goods sold for the nine months ended December 31, 2024 increased by $93.8 million, or 7.1%, and our consolidated Gross profit decreased by $26.0 million, or 2.9%, compared to the same period in fiscal 2024. The decrease in gross profit for Domestic Pipe is primarily driven by unfavorable pricing and material cost, partially offset by favorable manufacturing costs. The increase in gross profit for Infiltrator was driven by favorable pricing, improved material cost and the acquisition of Orenco.
Selling, general and administrative expenses

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Selling, general and administrative expenses	$288,962	$269,525
% of Net sales	12.6%	12.1%
Selling, general and administrative expenses for nine months ended December 31, 2024 increased $19.4 million from the same period in fiscal 2024 and as a percentage of Net sales, increased by 0.5%. This increase is primarily due to higher commissions from the increase in volume, as well as continued investments in talent to support strategic areas such as engineering and product development. The increase in selling, general and administrative expenses was also due to transaction costs of $8.6 million and operating expenses for Orenco.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The gain on disposal in fiscal 2024 was due to the sale of Spartan Concrete, Inc.
Interest expense - Interest expense increased $3.1 million in the nine months ended December 31, 2024 compared to the same period in the previous fiscal year. The increase was primarily due to increased interest rates.
Interest income and other, net - Interest income and other, net increased by $3.0 million for the nine months ended December 31, 2024 compared to the same period in the previous fiscal year primarily due to increased cash.
Income tax expense - The following table presents the effective tax rates for the nine months ended December 31, 2024 and 2023.

	Nine Months Ended December 31,
	2024	2023
Effective tax rate	24.0%	24.3%
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net income	$82,289	$106,880	$375,785	$417,812
Depreciation and amortization	47,766	38,053	133,671	112,014
Interest expense	23,094	22,331	69,074	65,984
Income tax expense	27,091	30,131	117,897	132,665
EBITDA	180,240	197,395	696,427	728,475
(Gain) loss on disposal of assets and costs from exit and disposal activities	(477)	2,512	432	(10,669)
Stock-based compensation expense	7,798	7,402	21,758	23,636
Transaction costs(a)	5,924	1,030	8,619	3,054
Interest income	(4,545)	(6,515)	(18,478)	(15,141)
Other adjustments(b)	2,545	2,382	3,775	2,414
Adjusted EBITDA	$191,485	$204,206	$712,533	$731,769
Adjusted EBITDA Margin	27.7%	30.8%	31.1%	33.0%
(a)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(b)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, inventory step-up costs, the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$540,264	$700,262
Capital expenditures	(166,410)	(136,385)
Free Cash Flow	$373,854	$563,877

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	December 31, 2024
Total debt (debt and finance lease obligations)	$1,409,621
Cash	488,859
Net debt (total debt less cash)	920,762
Leverage Ratio	1.0
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	December 31, 2024
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(10,450)
Revolver available liquidity	$589,550
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
As of December 31, 2024, we had $29.8 million in cash that was held by our foreign subsidiaries, including $19.5 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of December 31, 2024, we had $1,078.4 million in liquidity, including $488.9 million of cash and $589.6 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital decreased to $857.0 million as of December 31, 2024, from $860.3 million as of March 31, 2024. The decrease in working capital is primarily due to the seasonality of accounts receivable and inventory offset by changes in accounts payable due to the timing of payments.

	Nine Months Ended December 31,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$540,264	$700,262
Net cash used in investing activities	(402,889)	(115,879)
Net cash used in financing activities	(135,944)	(236,436)
Operating Cash Flows - Cash flows from operating activities decreased $160.0 million during the nine months ended December 31, 2024 primarily driven by a reduction in net income and changes in working capital.
Investing Cash Flows - Cash flows used in investing activities during the nine months ended December 31, 2024 increased by $287.0 million compared to the same period in fiscal 2024. The increase in cash used in investing activities was due to the acquisition of Orenco in fiscal 2025 and increased capital expenditures partially offset by the sale of Spartan Concrete in fiscal 2024.
Capital expenditures totaled $166.4 million and $136.4 million for the nine months ended December 31, 2024 and 2023, respectively. Our capital expenditures for the nine months ended December 31, 2024 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $84.3 million of property, plant and equipment under finance leases, which includes transportation equipment to update our fleet of trucks and trailers.

We currently anticipate that we will make capital expenditures of approximately $225 million in fiscal year 2025, including approximately $100 million of open orders as of December 31, 2024. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the nine months ended December 31, 2024, cash used in financing activities included the repurchase of common stock of $69.9 million, $37.3 million of dividend payments, $17.8 million of payments of finance lease obligations and $10.6 million for shares withheld for tax purposes.
During the nine months ended December 31, 2023, cash used in financing activities included the repurchase of common stock of $178.2 million, $33.1 million of dividend payments, and $8.9 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2024 Form 10-K. We are in compliance with our debt covenants as of December 31, 2024.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 7. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2024, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.1 million based on our borrowings as of December 31, 2024. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.1 million, for the twelve months ended December 31, 2024.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchases of common stock will be made in accordance with applicable securities laws. During the three months ended December 31, 2024, the Company did not repurchase any shares of common stock. As of December 31, 2024, approximately $147.7 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 6, 2025

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer