Form 10-K
period 2025-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2025-05-15
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $12,034 million as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2024.
As of May 8, 2025, the registrant had 77,585,137 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 8, 2025, 196,318 shares of unvested restricted common stock were outstanding and a total of 77,781,455 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 17, 2025, which statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our actual consolidated results of operations, financial condition, liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (including under the heading “Item 1A. Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things:
•fluctuations in the price and availability of resins and other raw materials, new tariff policies, and our ability to pass any increased costs of raw materials and tariffs on to our customers in a timely manner;
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

Advanced Drainage Systems, Inc
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

Advanced Drainage Systems, Inc
As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.
Fiscal 2025 Revenue
OUR PRODUCTS
We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes: single, double and triple wall corrugated polypropylene and polyethylene pipe (“Pipe”), plastic leachfield chambers and systems, septic tanks and accessories (“Infiltrator”), and a variety of additional water management products (“Allied Products & Other” or “Allied Products”), including: storm retention/detention and septic chambers (“Chambers”); polyvinyl chloride drainage structures (“Structures”); fittings (“Fittings”); and water quality filters and separators (“Water Quality”). We also sell various complementary products distributed through resale agreements, including geotextile products, drainage grates and other products (“Other Resale”). The table below summarizes the percentage of Net Sales for Pipe, Infiltrator, International and Allied Products & Other.

	2025	2024	2023
Pipe	51.8%	53.7%	55.9%
Infiltrator	17.8%	15.6%	14.4%
International	6.7%	7.2%	7.2%
Allied Products & Other	23.8%	23.5%	22.5%
Our products and engineering project designs have been continuously and frequently recognized by the industry. This includes being honored many times during the past decade as the Plastics Pipe Institute’s Project of the Year. We have won numerous awards from organizations such as the American Society of Testing & Materials (“ASTM”), the American Society of Civil Engineers, and many others.

Advanced Drainage Systems, Inc
Pipe
Dual Wall Corrugated Pipe - Our N-12 pipe is a dual wall high-density polyethylene (“HDPE”) pipe with a corrugated exterior for strength and a smooth interior wall for hydraulics and flow capacity. Our N-12 pipe competes in the storm sewer and drainage markets that are also served by concrete pipe. Our N-12 pipe is available in a wide range of diameters and sections of length. N-12 provides joint integrity, with integral bell and spigot joints for fast push-together installations and is sold either with watertight or soil-tight coupling and fitting systems. Our corrugated polyethylene pipe offers many benefits including ease of installation, job site handling and resistance to corrosion and abrasion. Corrugated pipe can easily be cut or coupled together, providing precise laying lengths while minimizing installation waste and difficulty.
HP Storm Pipe and SaniTite HP Pipe - Our HP Storm pipe utilizes polypropylene (“PP”) resin, which provides: (i) increased pipe stiffness relative to HDPE; (ii) higher Environmental Stress Crack Resistance; and (iii) improved thermal properties, which improves joint performance. These improved physical characteristics result in a reduced need for select backfill, which creates installation savings for customers and expands the range of possible product applications.
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
Infiltrator
Infiltrator is the leading designer and manufacturer of highly engineered plastic chambers, synthetic aggregate leachfields, combined treatment and dispersal systems, plastic tanks, advanced treatment systems, and related accessories that are used in septic systems and decentralized commercial wastewater treatment systems. In addition to the core Infiltrator products discussed below, Orenco Systems, Inc. (“Orenco”) was acquired in October of 2024 and added to the Infiltrator segment. The onsite wastewater (septic) market is heavily reliant on rural homes and communities that do not have access to centralized sewer and will require an onsite wastewater or septic solution. Onsite wastewater technologies are scalable and can easily meet the needs of churches, schools, light commercial and small community construction projects.
Leachfield Products - Our Quick4, Quick5 and ARC line of septic leachfield chambers are injection molded using recycled polyolefin materials. There are Quick4, Quick5 and ARC line chamber models available to meet a wide variety of regulatory and market needs. The Quick4, Quick5 and ARC chambers are engineered for strength and performance, easy to install, and offer the user greater design flexibility, including a smaller footprint, as compared with traditional stone and pipe products. The product advantages are cost savings on labor, materials and time savings on the job.
EZflow - EZflow synthetic aggregate bundles replace stone and pipe leachfields for effluent and drainage applications. The EZflow proprietary products are a modular design that incorporates recycled polystyrene aggregate bundles and corrugated polyethylene pipe that act as a replacement to the traditional materials stone and pipe.
Combined Treatment and Dispersal Products - Combined Treatment and Dispersal Products include our AeroFin, Advanced Enviro-Septic (“AES”), Enviro-Septic (“ES”), and Advanced Treatment Leachfield (“ATL”). Our AES and ES systems are proprietary combined treatment and dispersal systems made with a twelve-inch diameter corrugated extrusion product that is encapsulated in fibrous materials and geotextiles. These systems when installed in a bed of sand provide combined treatment and dispersal in the same small footprint and at a reduced cost with minimal long-term maintenance.

Advanced Drainage Systems, Inc
Our ATL product is an alternative combined treatment and dispersal system that provides advanced wastewater treatment. The ATL is a profile of polystyrene aggregates and geotextiles installed in a bed of sand. Our AeroFin product is the newest innovation in combined treatment and dispersal systems designed to provide higher treatment within a small footprint reducing installation time and energy.
Tank Products - Our Infiltrator tanks line, including our IM-Series and CM-Series septic tanks, are injection or compression molded polypropylene plastic tanks manufactured from recycled materials. Our Infiltrator tanks are available in various capacities for wastewater storage. Our IM-Series is the only two-piece construction, injection molded septic tank design in North America. In comparison to traditional concrete tanks, our Infiltrator tanks are easier to transport to the job site and require less time and energy to install.
Our IM-Series line of potable tanks are injection-molded polypropylene plastic tanks manufactured from virgin materials suitable for water reuse and drinking water storage. IM-Series potable tanks are available in various capacities for water storage. IM-Series potable tanks are commonly used in water cistern applications, such as rainwater harvesting systems.
Residential Advanced Treatment Products - Our Advanced Treatment Systems provide a higher level of wastewater purification through mechanical aeration wastewater for residential systems. Our advanced treatment systems product line for residential applications includes ECOPOD, ENVIRO-AIRE, Whitewater, and Orenco Advantex (AX-20 and AX-RT).
Commercial Advanced Treatment Products - Our Advanced Treatment Systems for decentralized and commercial systems are ideal solutions for treatment needs up to 250,000 gallons per day. Our advanced treatment systems product line for commercial applications includes ECOPOD, ENVIRO-AIRE Package Wastewater Treatment Plants, Whitewater, and Advantex Commercial (AX-100 and AX-MAX).
General Onsite Products - We offer a wide assortment of products for general onsite use. These products include Infiltrator EZsnap and EZset risers and lids, control panels, and secondary safety lid. Also included in this category are pump vaults, control panels, pumps, filters, risers, lids, basins, and miscellaneous products from the Orenco general onsite product catalog.
Orenco Controls - Orenco Controls designs and builds more than 20,000 panels a year for residential, commercial, municipal, and original equipment manufacturing (“OEM”) markets. This product line includes pump controllers for Orenco wastewater systems, pump controllers for commercial systems, and OEM controls applications.
Orenco Composites - Orenco Composites uses filament winding and two types of closed-molding processes, resin transfer molding and vacuum infusion, to produce fiber-reinforced plastic composite parts. This product line includes large composite tanks, composite utility buildings, treatment plant lids, and custom structures.
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
Storm Chambers - Our StormTech and Cultec chambers are used for stormwater retention, detention and “first flush” underground water storage on residential and non-residential site development along with public projects. These highly engineered chambers are injection molded or thermoformed from HDPE and PP resins into a proprietary design which provides strength, durability, and resistance to corrosion. The chambers allow for the efficient storage of stormwater volume, reducing the underground construction footprint and costs to the contractors, developers, and property owners. The chambers are open bottom, which allows for high density stacking in both storage and shipment. This freight-efficient feature drives favorable cost-competitiveness in serving long-distance export markets. These chamber systems typically incorporate our other product lines such as corrugated pipe, fabricated fittings, water quality units and geotextiles.
Structures - Our Nyloplast PVC drainage structures are used in non-residential, residential and municipal site development, road and highway construction, as well as landscaping, recreational, industrial and mechanical applications. The product family includes inline drains, drain basins, curb inlets and water control structures which move surface-collected

Advanced Drainage Systems, Inc
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
RAW MATERIALS AND SUPPLIERS
Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives primarily in the U.S. We currently purchase in excess of 1.0 billion pounds of virgin and recycled resin annually from approximately 400 suppliers. As a high-volume buyer of resin, we achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use strategies to reduce volatility and successfully pass cost increases on to our customers through timely selling price increases when needed.
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

Advanced Drainage Systems, Inc
Fiscal 2025 Materials Purchased
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
We believe that we are well positioned for future growth as we add additional recycled material processing facilities, add capacity to existing facilities, and expand our supplier base for recycled and virgin resin. In fiscal 2025, we broke ground on a facility expansion at our facility in Cordele, GA that will increase the total facility size to over 110,000 square feet. In October 2024, we opened the $65 million ADS Engineering and Technology Center. The 110,000 square foot research and testing facility, located near our company headquarters, is dedicated to innovation across product engineering, material science and manufacturing technology.
We are one of the largest domestic recyclers of HDPE and PP. We maintain relationships with several of the largest environmental companies which provide us with post-consumer HDPE and PP recycled materials. We also maintain relationships with several key post-industrial HDPE and PP suppliers which provide us with materials that cannot otherwise be utilized in their respective production processes. Further, we are focused on a program of continuous sustainability improvement, with approximately 300 million pounds of post-consumer and post-industrial recycled HDPE and 135 million pounds of post-consumer and post-industrial recycled polypropylene converted each year to make our products. This industry-leading program keeps millions of used bottles out of the landfill and puts them to work again for more than a hundred years as part of our infrastructure. This recycling capacity not only contributes to our sustainability initiatives through the promotion of a circular economy, but also allows us to better and more quickly serve the needs of our customers.
OUR MANUFACTURING AND DISTRIBUTION PLATFORM
We have a leading domestic and international manufacturing and distribution infrastructure, serving customers throughout the United States, Canada, Mexico and other countries worldwide through 63 manufacturing plants and 39 distribution centers, including six manufacturing plants and eight distribution centers owned or leased by our joint ventures. In November 2023, we announced a plan to build a new pipe manufacturing facility on a site in Florida. The facility is designed with the future workforce in mind, promoting safety, efficient flow of materials and traffic, and incorporating the Company’s most advanced automation technologies for the manufacturing of corrugated thermoplastic pipe.
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

Advanced Drainage Systems, Inc
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
International Presence - We own manufacturing facilities in Canada to produce our products for sale in the Canadian markets. We serve international markets primarily in Mexico, Central America and South America through joint venture operations with local partners. Our joint venture strategy has provided us with local and regional access to key markets such as Mexico, Brazil, Chile, Argentina, and Peru. Our international joint ventures produce pipe and related products to be sold in their respective regional markets. We also have wholly-owned subsidiaries that distribute our pipe and related products in Europe and the Middle East. Combining local partners’ customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation creates a powerful solution driven platform and opportunities for continued profitable international expansion.
Quality Assurance Control - We have two internal quality assurance control laboratory facilities equipped and staffed to evaluate and confirm incoming raw material and finished goods quality in addition to the quality testing that is done at our manufacturing facilities. We conduct annual safety, product and process quality audits at each of our facilities, using centralized internal resources in combination with external third-party services. In the quality area, various national and international agencies such as National Transportation Product Evaluation Program, International Association of Plumbing and Mechanical Officials, Bureau de normalisation du Québec, Intertek for Canadian Standards Association, Entidad Mexicana de Acreditacion A.C. and NSF International and several state Departments of Transportation and municipal agencies conduct both scheduled and unscheduled audits/inspections of our plants to verify product quality and compliance to applicable standards.
Fleet - We also operate an in-house fleet of approximately 600 tractors. Our effective shipping radius is approximately 250 miles from one of our manufacturing plants or distribution centers. The combination of a dedicated fleet and team of company drivers allows greater flexibility and responsiveness in meeting dynamic customer job site delivery expectations. We strive to achieve less than three-day lead-time on deliveries and have the added benefit of redeploying fleet and driver

Advanced Drainage Systems, Inc
assets to respond to short-term regional spikes in sales activity. For deliveries that are outside an economic delivery radius of our truck fleet, common carrier deliveries are tendered to a third-party to ensure that lowest delivered freight costs are achieved while maintaining high levels of customer service. In addition, in line with our commitment to sustainability, we are continuously upgrading our tractors with state-of-the-art safety features, fuel economy, and digital technology to attract the driver of the future, reduce our total emissions and keep our drivers safe on and off the road.
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
In fiscal 2022, we announced our 10 Year Sustainability Goals, which are available on our website. The goals are a set of targets focused on the “REASON” in “Our Reason is Water” and demonstrate our commitment to leadership in environment, social and governance. The goals include: a commitment to increase our use of recycled plastic, a commitment to operation clean sweep for plastic pellet management, implementing a supplier sustainability program, reducing our total recordable injury rate, implementing closed-loop water usage at all our manufacturing locations, continuing our efforts in culture and employee engagement and maintaining transparency in our sustainability reporting efforts. The goals are not included as part of, or incorporated by reference, into this Annual Report on Form 10-K.
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

Advanced Drainage Systems, Inc
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
CUSTOMERS
We have a large, active customer base of approximately 16,000 customers, with two customers representing 10% or more of fiscal 2025 net sales. Ferguson Enterprises (“Ferguson”) accounted for 14.3% and Core & Main, Inc. (“Core & Main”) accounted for 12.7% of fiscal 2025 net sales. Our customer base is diversified across the range of end markets that we serve.
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

Advanced Drainage Systems, Inc
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
HUMAN CAPITAL RESOURCES
At the core of the Company’s history are the people, many of whom have been with the Company for several decades. We are dedicated to fostering a culture that empowers employees and communities by embracing the dynamics of different backgrounds, experiences and perspectives. We are committed to creating an environment where employees feel valued, respected, and fully engaged to contribute to our future success. The ability to recruit, retain, develop and protect our global workforce is key to our success. In addition to providing competitive compensation and benefits, this includes the following categories: Health and Safety; Values; and Training.
Employees - As of March 31, 2025, in our domestic and international operations, the Company and its consolidated subsidiaries had both hourly personnel and salaried employees. As of March 31, 2025, approximately 200 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

	March 31, 2025	March 31, 2024
Employees by Region
United States	5,330	5,100
Canada	345	345
Other	325	260
Total	6,000	5,705

Employees by Type
Hourly	3,865	3,845
Salary	2,135	1,860
Total	6,000	5,705
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
Health and Safety - Employee safety is our highest priority and a key component of our company culture. Our operations follow a comprehensive, proactive safety and health management system that includes a collaborative process to find and fix workplace hazards prior to injury occurrence. Our U.S. facilities follow the Occupational Safety and Health Act safety and health general industry standards under the Department of Labor and Federal Motor Carrier Safety Administration under the Department of Transportation, as required by law; our Canadian facilities follow the Canada Occupational Health and Safety Regulations under the Canada Labour Code for the Minister of Labour and Canada Motor Vehicle Safety

Advanced Drainage Systems, Inc
Standards under Transport Canada as required by law; and our Mexico locations follow the NOMs as required by the Federal Labor Law for the Labor Ministry and Secretary of Communication and Transportation as required by law.
Values - Our success as a company is built on the Honesty, Professionalism, and Core Values of our employees, directors, and agents. These three tenets serve as the guiding principles of our Code of Business Conduct and Ethics (the “Ethics Code”).

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
Training - Our operational and management training programs are core to our commitment and enablement of a safe and productive manufacturing environment. Through our ADS Academy, we deliver targeted role-specific training to our operations team members through a blended curriculum of online and hands-on training experiences covering safety, quality, product knowledge and manufacturing process. Our learning management system serves as the foundation of our operational training programs and provides us with appropriate scale, efficiency, and governance to support our growth. We have a strong commitment to the training of our manufacturing supervisors and managers in technical, management, and leadership subjects through intense role-based assimilation plans, e-learning and classroom-based development experiences.
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
We have been able to consistently capitalize on changes in both local and federal regulatory statutes relating to storm and sanitary sewer construction, repair and replacement. Most noteworthy is the Federal Clean Water Act of 1972 and the subsequent U.S. Environmental Protection Agency Phase I, II and sustainable infrastructure regulations relating to storm sewer construction, stormwater quantity, stormwater quality, and combined sewer separation. Our diversity of products offering a solution-based selling approach coupled with detailed market knowledge makes us an integral industry resource in both regulatory changes and compliance.
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

Advanced Drainage Systems, Inc
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
Risks Relating to Our Business
Fluctuations in the price and availability of resins, our principal raw materials, new tariff policies and our inability to obtain adequate supplies of resins from suppliers and pass on resin price increases to customers could adversely affect our business, financial condition, results of operations and cash flows.
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
Inflation in these raw material costs could also result in significant cost increases, further affecting our business. Our ability to maintain profitability heavily depends on our ability to pass through to our customers any increase in raw material costs. If increases in the cost of raw materials or any potential tariffs cannot be passed on to our customers, our business, financial condition, results of operations and cash flows will be adversely affected. Conversely, in the event that there is deflation, we may experience pressure from our customers to reduce prices. We may not be able to reduce our cost base to offset any such price concessions which could adversely impact our results of operations and cash flows.

Advanced Drainage Systems, Inc
Any disruption or volatility in general business and economic conditions in the markets in which we operate including market uncertainty and volatility, could have a material adverse effect on the demand for our products and services.
The markets in which we operate are sensitive to regional, U.S. and worldwide economic conditions, including availability of credit, interest rates, inflation, tariffs or other trade policies, fluctuations in capital and business and consumer confidence. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:
•The volatility of the U.S. economy, including market uncertainty and volatility, can have an adverse effect on our sales that are dependent on the non-residential construction market if participants in this industry may postpone spending or are otherwise unable to secure financing for construction projects.
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
Additionally, U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations. The current administration has suggested various new strategies regarding tariffs. Most recently, the administration imposed “reciprocal taxes”, in which the U.S. matches the import duties levied by other countries and individualized tariffs on goods originating from countries with trade surpluses with the United States. In response, countries have imposed or proposed additional tariffs on certain U.S. imports, as well as additional trade restrictions. Tariffs may create an administrative burden and will cause companies to make difficult decisions as to how to pay the tariffs or absorb the cost into their profit margins.
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
Competitors may have financial and other resources that are greater than ours and may be better able to withstand price competition and inflationary pressures. In addition, consolidation by industry participants could result in competitors with increased market share, larger customer bases, greater diversified product offerings and greater technological and marketing expertise, which would allow them to compete more effectively against us. Moreover, our competitors may develop products that are superior to our products or may adapt more quickly to new technologies or evolving customer requirements or requests. In many markets in which we operate, there are no significant entry barriers that would prevent new competitors from entering the market, especially on the local level, or existing competitors from expanding in the market. Increased competition by existing and future competitors could result in reductions in sales, prices, volumes and gross margins that would materially adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our success will depend, in part, on our ability to maintain our market share, generate adequate demand for our products and gain market share from competitors.
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

Advanced Drainage Systems, Inc
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
While we no longer face reporting requirements under SEC rules after the SEC stated it would no longer defend its previous rules on climate-related disclosures, we may be subject to reporting requirements as states enact reporting obligations. Regardless of whether governmental bodies enact legislation to address climate change and reduce GHG emissions or we achieve our 10-year goals, the public perception of carbon-intensive industries may change adversely over time and additional focus on environmental, social and governance issues by the public and/or investors may harm our business as it could damage our reputation, require us to expend resources in reducing our net carbon emissions, or reduce demand for our products, which could adversely impact our results of operations and cash flows.
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
Our success will depend, in part, on our ability to maintain the quality of our customer service, and selling and marketing efforts, as well as our ability to develop long-term relationships with our customers. Our ten largest customers generated approximately 47% of our net sales in fiscal 2025. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Advanced Drainage Systems, Inc
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
Our international operations are subject to risks similar to those affecting our operations in the U.S. in addition to a number of other risks, including: difficulties in enforcing contractual and intellectual property rights; impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates; exposure to different or changing legal standards, including potential changes in government mandated regulatory product standards in those countries in which we or our joint ventures operate; fluctuations in currency exchange rates; impositions or increases of investment and other restrictions by foreign governments; the requirements of a wide variety of foreign laws; political and economic instability; war, escalating geopolitical conflicts or acts or threats of terrorism; and difficulties in staffing and managing operations, particularly in remote locations.
The U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to wrongfully influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage, and generally require companies to maintain accurate books and records and internal controls, including at foreign controlled subsidiaries. Our internal policies provide for compliance with all applicable anti-corruption laws for both us and for our joint venture operations. Our continued operation and expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from unauthorized, reckless or criminal acts committed by our employees, agents or joint venture partners.
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

Advanced Drainage Systems, Inc
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

Advanced Drainage Systems, Inc
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

Advanced Drainage Systems, Inc
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
Failures of our IT systems as a result of cybersecurity incidents or other disruptions could result in a breach of critical operational or financial controls and lead to a disruption of our operations, commercial activities or financial processes. Cybersecurity incidents or other disruptions impacting significant customers and/or suppliers could also lead to a disruption of our operations. Given the persistent and advanced nature of cybersecurity threats, we continue to invest in upgraded programs, implement advanced features, and establish adequate controls to stop or curtail these threats. However, investing in upgraded programs, advanced features and adequate controls is expensive and an ongoing, rapidly changing challenge. Further, our attempts to safeguard our systems and mitigate potential risks may not be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a material adverse effect on our business financial condition, reputation and results of operations.
All of these risks are also applicable where we rely on outside vendors to provide services. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations. Additionally, our key partners, distributors or suppliers could experience a compromise of their information security due to a cybersecurity incident, which may have an impact on our business, reputation and financial performance.
Our success depends upon our ability to control labor costs and to attract, train and retain highly qualified employees and key personnel.
To be successful, we must attract, train and retain a large number of highly qualified employees while controlling related labor costs. Our ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs. The market for highly qualified employees remains competitive and may not be able to attract or retain highly qualified employees in the future, including those employed by companies we acquire. None of our domestic employees are currently covered by collective bargaining or other similar labor agreements. However, if a number of our employees were to unionize, the effect on us may be negative. Additionally, we increasingly compete for talent within our industry.
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

Advanced Drainage Systems, Inc
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of May 8, 2025, we have 77.6 million outstanding shares of common stock, including 0.2 million outstanding shares of our restricted stock, a significant portion of which are freely tradable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of March 31,

Advanced Drainage Systems, Inc
2025, there were stock options outstanding to purchase a total of approximately 0.9 million shares of our common stock. In addition, approximately 1.8 million shares of common stock are available for grant under our 2017 Omnibus Plan.
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
As of May 8, 2025, our directors, officers and principal stockholders and their affiliates collectively own, or have the right to own within 60 days, approximately 20% of our outstanding shares of common stock. Additionally, our tax-qualified Retirement and Stock Ownership Plan (“KSOP”) holds shares of common stock that KSOP participants with ESOP accounts are entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 8, 2025 is approximately 27%, inclusive of the outstanding shares of common stock held by the KSOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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

Advanced Drainage Systems, Inc
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
•fluctuations in our effective tax rate, including from the Inflation Reduction Act of 2022, Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and any future tax legislation;
•the impact of tariffs;
•new or modified legislation related to health care;
•the review of potential weaknesses or deficiencies in the Company's disclosure controls and procedures, and discovering further weaknesses of which we are not currently aware, or which have not been detected;
•our inability to assure our stockholders that an active market for shares of our common stock can be sustained, and the market price of our common stock may be volatile and could decline in the future; and
•failure to meet the expectations of investors, including as a result of factors beyond our control.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Our cybersecurity program is designed to assess, identify and manage material risks from cybersecurity threats, and is a component of our overall enterprise risk program. Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework, version 2.0. We conduct regular scans, penetration tests, and vulnerability assessments to identify potential threats or vulnerabilities in our systems. Our processes to assess, identify and manage material risks from cybersecurity threats include potential threats associated with third party service providers, including cloud-based platforms.
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

Advanced Drainage Systems, Inc
Cybersecurity Governance
Board and Committee Oversight - Our Board of Directors has ultimate oversight of the Company’s cybersecurity programs and strategy, with the Audit Committee maintaining oversight responsibility in reviewing cybersecurity and other information technology risks. The Audit Committee assesses the steps management has taken to monitor, minimize or control such risks or exposures. The Company’s Chief Information Officer (“CIO”) presents a cybersecurity report to the Audit Committee each quarter. The report includes updates of recent cybersecurity threats, current key performance indicators of security controls and summaries of any recent incidents at the Company.

Management’s Role - The Company’s CIO, supported by the Director of IT Security and Compliance, manages cybersecurity risk. Our CIO has over 25 years of experience in information technology and seven years of experience with the Company. The Company’s enterprise-wide cybersecurity strategy is supported by policies, procedures, security controls and training designed to protect the Company’s IT systems, operations and sensitive data. Specifically, our Cyber Incident Response Plan provides a process by which our Company is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents and includes engaging the Cybersecurity and Risk Management Committee (“CRMC”). The CRMC is a management committee established to identify, assess and manage material cybersecurity incidents, including the incident recovery process within the Company. Depending on the significance of the incident, the Cyber Incident Response Plan could include engaging affected internal and external parties, escalating the issue to executive management, notifying one or more members of our Audit Committee, maintaining communication with users and notifying law enforcement and government agencies as warranted.
For additional information regarding cybersecurity risks, see the risk factor captioned “Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance” under Part I, Item 1A “Risk Factors”.
Item 2.    Properties
Property - We have a network of 63 manufacturing plant locations and 39 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	52	26	78
Canada	5	4	9
Mexico (1)	3	2	5
South America (2)	3	6	9
Other (3)	—	1	1
Total	63	39	102
(1)Manufacturing plants and distribution centers in Mexico are owned or leased by our joint venture.
(2)Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)The other facility is located in the Netherlands.
We currently own approximately 36,000 square feet and lease approximately 33,000 square feet of office space in Hilliard, Ohio for our corporate headquarters and own our approximately 110,000 square foot ADS Engineering and Technology Center. Additionally we lease an office space in Old Saybrook, Connecticut for our Infiltrator headquarters.
Our network of 63 manufacturing plants consists of 45 that are owned and 18 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15 to 20 acres of land for storage of pipe and related products. Our network of 39 distribution centers consists of 4 owned and 35 leased locations. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property, but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Our Pipe segment and Allied Products and other use our properties in the United States, except for 10 properties utilized by our Infiltrator segment, and our International segment operates all of our international properties. Each distribution center carries single wall and dual wall pipe and fittings and Allied Products per needs of the local market.
In-House Fleet - As of March 31, 2025, our in-house fleet consists of approximately 600 tractors and approximately 1,100 trailers that are specially designed to haul our lightweight pipe and fittings products.

Advanced Drainage Systems, Inc
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

Advanced Drainage Systems, Inc
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock - Our common stock is listed and traded on the NYSE under the symbol “WMS”. During each quarter of fiscal 2025, 2024 and 2023, the Board of Directors approved a quarterly cash dividend of $0.16, $0.14 and $0.12 per share, respectively, to all common stockholders. During the first quarter of fiscal 2026, the Company declared a quarterly cash dividend of $0.18 per share of common stock. The dividend is payable on June 16, 2025 to stockholders of record at the close of business on May 30, 2025.
Holders of Record - As of May 8, 2025, we had 855 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Stock Performance Graph - The following graph presents a comparison from March 31, 2020 through March 31, 2025 of the cumulative return of our common stock, the Standard and Poor's Index and the Standard and Poor’s Mid Cap 400 - Capital Goods Index. The graph assumes investment of $100 on March 31, 2020 in our common stock and in each of the two indices and the reinvestment of dividends.
Recent Sales of Unregistered Securities - Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities - In February 2022, we announced that our Board of Directors approved a $1.0 billion stock repurchase program (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion. During fiscal 2025, we repurchased 0.4 million shares of common stock at a cost of $69.9 million and no repurchases during the three months ended March 31, 2025. As of March 31, 2025, approximately $147.7 million of common stock may be repurchased under the authorization.
Equity Compensation Plan Information - For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.
Item 6.    Reserved

Advanced Drainage Systems, Inc
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, “2025” refers to fiscal 2025, which is the period from April 1, 2024 to March 31, 2025.
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
Product Pricing - The price of our products is impacted by competitive pricing dynamics in our industry as well as by raw material costs. Our industry is highly competitive and the sales prices for our products may vary based on the sales policies of our competitors. Raw material costs represent a significant portion of the cost of goods sold for our products. We aim to increase our product selling prices in order to cover raw material price increases, including increases due to tariffs, but the inability to do so could impact our profitability. Movements in raw material, logistics or other overhead costs and resulting changes in the selling prices may also impact changes in period-to-period comparisons of net sales.
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

Advanced Drainage Systems, Inc
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
We currently purchase in excess of 1.0 billion pounds of virgin and recycled resin annually from approximately 400 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material). The price movements of the different materials vary, resulting in the need to use a number of strategies to reduce volatility.
In order to reduce the volatility of raw material costs in the future, our raw material strategies for managing our costs include the following:
•increasing the use of low cost resin in place of virgin resin while meeting or exceeding industry standards;
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

Advanced Drainage Systems, Inc
Executive Summary of Our Fiscal 2025 Results
•Net sales increased 1.0% to $2.9 billion
•Net income decreased 11.8% to $452.6 million
•Net income per diluted share decreased 10.7% to $5.76
•Adjusted EBITDA decreased 3.7% to $889.2 million
•Cash provided by operating activities decreased $136.4 million to $581.5 million
•Free cash flow decreased $165.6 million to $368.5 million
Net sales increased $29.8 million, or 1.0%, to $2,904.2 million, as compared to $2,874.5 million in the prior year. Domestic pipe sales decreased $40.9 million, or 2.6%, to $1,503.4 million. Domestic Allied Products & Other sales increased $16.6 million, or 2.5%, to $689.9 million. Infiltrator sales increased $67.3 million, or 15.0%, to $516.3 million. Excluding the acquisition of Orenco Systems, Inc. (“Orenco”), Infiltrator organic revenue increased 4.6%. The increase in overall domestic net sales was driven the growth of the Infiltrator business and Allied products portfolio as well as material conversion in the U.S. construction end markets. International sales decreased $13.1 million, or 6.3%, to $194.6 million.
Gross profit decreased $51.7 million, or 4.5%, to $1,094.2 million as compared to $1,145.9 million in the prior year. The decrease in gross profit is primarily driven by unfavorable pricing and material cost, partially offset by favorable volume, sales mix and manufacturing costs.
Adjusted EBITDA, a non-GAAP financial measure, decreased $33.7 million, or 3.7%, to $889.2 million, as compared to $922.9 million in the prior year. The decrease is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 30.6% as compared to 32.1% in the prior year.
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
Pipe - Our Pipe segment manufactures and markets high performance thermoplastic corrugated pipe throughout the United States. We maintain and serve these markets through product distribution relationships with many of the largest national and independent waterworks distributors, buying groups and co-ops, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors across the United States.
Infiltrator - Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in onsite septic wastewater treatment systems in the United States and Canada.
International - Our International segment manufactures and markets products in regions outside of the United States, with a strategy focused on our owned facilities in Canada and those markets serviced through our joint ventures in Mexico and South America. Pipe manufactured in these countries is primarily sold into the same region. Our joint venture strategy has provided us with local and regional access to new markets. The unconsolidated sales of the South American Joint Venture were $72.3 million, $75.9 million, and $69.5 million, in fiscal 2025, 2024, and 2023, respectively.
Allied Products & Other - Our other operating segments manufacture a range of Allied Products & Other that are complementary to our Pipe products. Our Allied Products & Other offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers.

Advanced Drainage Systems, Inc
Results of Operations for Fiscal Year Ended March 31, 2025 Compared with Fiscal Year Ended March 31, 2024
The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2025 and 2024. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	2025		2024
Net sales	$2,904,245	100.0%	$2,874,473	100.0%
Cost of goods sold	1,810,004	62.3	1,728,524	60.1
Gross profit	1,094,241	37.7	1,145,949	39.9
Selling, general and administrative expenses	380,378	13.1	370,714	12.9
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,858	0.1	(8,365)	(0.3)
Intangible amortization	52,569	1.8	51,469	1.8
Income from operations	657,436	22.6	732,131	25.5
Interest expense	91,803	3.2	88,862	3.1
Interest income and other, net	(23,832)	(0.8)	(23,484)	(0.8)
Income before income taxes	589,465	20.3	666,753	23.2
Income tax expense	141,063	4.9	158,998	5.5
Equity in net income of unconsolidated affiliates	(4,171)	(0.1)	(5,536)	(0.2)
Net income	452,573	15.6	513,291	17.9
Less: net income attributable to the non-controlling interest	2,401	0.1	3,376	0.1
Net income attributable to ADS	$450,172	15.5%	$509,915	17.7%
Net sales - The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$1,503,377	$1,544,290	$(40,913)	(2.6)%
Infiltrator	516,296	449,027	67,269	15.0
International	194,630	207,769	(13,139)	(6.3)
Allied Products & Other	689,942	673,387	16,555	2.5
Total Consolidated	$2,904,245	$2,874,473	$29,772	1.0%
Our consolidated net sales for the fiscal year ended March 31, 2025 increased by $29.8 million, or 1.0%, compared to fiscal 2024. The decrease in domestic Net sales for Pipe was primarily driven by unfavorable price/mix impact partially offset by higher demand. The increase in Net sales for Infiltrator was driven by improved price/mix and $46.4 million of net sales from Orenco. For the International segment, the decrease was driven by unfavorable price/mix and unfavorable foreign currency rates. The increase for Allied Products & Other was primarily driven by demand partially offset by unfavorable price/mix.

Advanced Drainage Systems, Inc
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$362,676	$448,186	$(85,510)	(19.1)%
Infiltrator	291,811	259,065	32,746	12.6
International	50,052	57,605	(7,553)	(13.1)
Allied Products & Other	389,528	385,650	3,878	1.0
Intersegment eliminations	174	(4,557)	4,731	(103.8)
Total gross profit	$1,094,241	$1,145,949	$(51,708)	(4.5)%
Our consolidated Cost of goods sold for the fiscal year ended March 31, 2025 increased by $81.5 million or, 4.7%, and our consolidated Gross profit decreased by $51.7 million, or 4.5%, compared to the same period in fiscal 2024. The decrease in gross profit for Pipe is primarily due to unfavorable material cost and the decrease in Net sales. The increase in gross profit for Infiltrator was driven by improved pricing, improved material costs and the acquisition of Orenco. For the International segment, gross profit decreased due to same factors driving the decrease in Net sales. For Allied Products & Other, gross profit increased due to the same factors driving the decrease in Net sales.
Selling, general and administrative expenses - The following table presents Selling, general and administrative expenses as a percentage of sales for the fiscal years ended March 31, 2025 and 2024.

(Amounts in thousands)	2025	2024
Selling, general and administrative	$380,378	$370,714
% of Net Sales	13.1%	12.9%
Selling, general and administrative expenses for the fiscal year ended March 31, 2025 increased $9.7 million from the same period in fiscal 2024. The increase in Selling, general and administrative expenses is primarily the result of the operating and acquisition expenses of Orenco partially offset by favorable incentive and stock-based compensation expense.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The change in Loss (gain) on disposal of assets and costs from exit and disposal activities is primarily due to the closure of a plant and other asset disposals in fiscal 2025 compared to a gain on the sale of the assets of Spartan Concrete, Inc. in fiscal 2024, partially offset by the losses on the sale of the Paper Recycling business and disposal of other assets.
Intangible amortization - Intangible amortization increased by $1.1 million primarily due to the increase in intangible assets due to the Orenco acquisition.
Interest expense - Interest expense increased $2.9 million for the fiscal year ended March 31, 2025 compared to the same period in fiscal 2024. The increase was primarily due to an increase in interest rates.
Interest income and other, net - Interest income and other, net increased by $0.3 million for the fiscal year ended March 31, 2025 compared to the same period in fiscal 2024.
Income tax expense - The following table presents the effective tax rates for the fiscal years presented:

	2025	2024
Effective tax rate	23.9%	23.8%
The change in the effective tax rate was primarily related to the increase of the income tax benefit related to the stock-based compensation windfall and the increase of income tax expense related to the executive compensation limitation in fiscal year 2025. See “Note 15. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates decreased for the fiscal year ended March 31, 2025 compared to the same period in fiscal 2024 due to a decrease in the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest decreased for the fiscal year ended March 31, 2025 due to decreased net income at our ADS Mexicana joint venture.

Advanced Drainage Systems, Inc
The discussion of our results of operations for the fiscal year ended March 31, 2024 compared with the fiscal year ended March 31, 2023 can be found in “Item 7. Management’s Discussion and Analysis of Financial Discussion and Results of Operations” in our fiscal 2024 Form 10-K for further information on our prior period results of operations.
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

(Amounts in thousands)	2025	2024	2023
Net income	$452,573	$513,291	$511,353
Depreciation and amortization	183,281	154,903	145,149
Interest expense	91,803	88,862	70,182
Income tax expense	141,063	158,998	150,589
EBITDA	868,720	916,054	877,273
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,858	(8,365)	4,397
Stock-based compensation expense	26,581	31,986	21,659
Transaction costs (a)	9,291	3,444	3,903
Interest income	(23,485)	(22,047)	(9,782)
Other adjustments (b)	4,263	1,875	6,512
Adjusted EBITDA	$889,228	$922,947	$903,962
Adjusted EBITDA Margin	30.6%	32.1%	29.4%

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

Advanced Drainage Systems, Inc
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

(Amounts in thousands)	2025	2024	2023
Cash flow from operating activities	$581,491	$717,928	$707,810
Capital expenditures	(212,944)	(183,812)	(166,913)
Free cash flow	$368,547	$534,116	$540,897
The following table presents key liquidity metrics utilized by management:

(Amounts in thousands)	3/31/2025
Total debt (debt and finance lease obligations)	$1,425,666
Cash	463,319
Net debt (total debt less cash)	962,347
Leverage ratio (Net debt/Adjusted EBITDA)	1.1
The following table summarizes our available liquidity under our Revolving Credit Facility as of March 31, 2025:

(Amounts in thousands)	3/31/2025
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	9,450
Revolver available liquidity	$590,550
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Term Loan Facility, subject to leverage ratio restrictions.
As of March 31, 2025, we had $22.5 million in cash that was held by our foreign subsidiaries, of which, $13.4 million was held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. See “Note 15. Income Taxes” for additional discussion of our plans to repatriate earnings from Canada.
Working Capital and Cash Flows
In fiscal 2025, our cash balance decreased by $26.6 million. Cash generated from operations, changes in working capital and dispositions of assets was offset by the acquisition of Orenco, capital expenditures of $212.9 million, $69.9 million in share repurchases and $49.7 million of dividend payments. Our increase of cash in fiscal 2024 was $278.7 million. Cash generated from operations, changes in working capital and dispositions of assets was partially offset by $207.3 million in share repurchases and capital expenditures of $183.8 million and $47.7 million of dividend payments.

Advanced Drainage Systems, Inc
As of March 31, 2025, we had $1,053.9 million in liquidity, including $463.3 million of cash, $590.6 million in borrowings available under our Revolving Credit Agreement, excluding $9.5 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities. Working capital increased to $926.4 million as of March 31, 2025, from $860.3 million as of March 31, 2024, primarily due to increases in inventory to support projected sales and a decrease in accounts payable due to the timing of purchases.
Operating Cash Flows - During fiscal 2025, 2024 and 2023, cash provided by operating activities was $581.5 million, $717.9 million and $707.8 million, respectively. Cash flow from operating activities for all periods was primarily driven by operating income and changes in working capital.
Investing Cash Flows - During fiscal 2025, cash used for investing activities was $447.9 million. The cash used for investing cash flows was primarily from the acquisition of Orenco and capital expenditures. Capital expenditures increased in fiscal 2025 compared to fiscal 2024. Our capital expenditures in fiscal 2025 were used primarily to support new facilities, facility expansions to increase production capacity and recycling capabilities, manufacturing equipment replacements and upgrades, and technology initiatives to improve customer service.
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
We currently anticipate that we will make capital expenditures of approximately $275 million in fiscal 2026 to focus on growth and productivity through increasing our manufacturing capacity and investing in automation. Such capital expenditures are expected to be financed using funds generated by operations. We had approximately $100 million of open orders through purchase commitments as of March 31, 2025.
Financing Cash Flows - During fiscal 2025, cash used in financing activities was $157.7 million. During fiscal 2025, we repurchased shares at a cost of $69.9 million and made dividend payments of $49.7 million.
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

Advanced Drainage Systems, Inc
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
Equipment Financing - In November 2021, we purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on our Consolidated Balance Sheet. The equipment financing has a balance of $6.0 million and had an initial term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.7% as of March 31, 2025.
Issuance of Senior Notes Due 2030 - On June 9, 2022, we issued $500.0 million aggregate principal amount of 6.375% its senior notes (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the “2030 Indenture”), among the Company, the Guarantors and the Trustee. The 2030 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to the Securities Act or to persons outside the United States under Regulation S of the Securities Act. See “Note 12. Debt” for further information on the 2030 Notes.
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
The Senior Secured Credit Facility also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2021) with a percentage of excess cash flow (as defined in the Senior Secured Credit Facility); (ii) 100% of the net cash

Advanced Drainage Systems, Inc
proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Senior Secured Credit Facility. For further information, see “Note 12. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2025.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 11. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $5.5 million as of March 31, 2025. The maximum borrowing permitted under the South American Joint Venture’s credit agreement is $11.0 million. As of March 31, 2025, our South American Joint Venture had no outstanding debt subject to our guarantee. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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

Advanced Drainage Systems, Inc

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
We performed our annual impairment test for goodwill for all reporting units as of March 31, 2025 using a qualitative approach, except for Cultec, which was assessed using a quantitative approach. We determined for our goodwill that it was more likely than not that the fair value of the assets exceeded carrying value for the fiscal year ended March 31, 2025 for all reporting units reviewed under the qualitative approach. For Cultec, the fair value of the reporting unit exceeded carrying value. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

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
We did not record any impairment charges for definite-lived intangible assets in fiscal 2025, 2024, or 2023.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2025. We performed a qualitative impairment analysis and determined for our indefinite-lived intangible assets that it was more likely than not that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2025. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Advanced Drainage Systems, Inc

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
Interest Rate Risk - We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and Term Note bear interest at variable rates, either SOFR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.1 million based on our borrowings as of March 31, 2025. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.1 million, for the year ended March 31, 2025.
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
Raw Material and Commodity Price Risk - Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. We have supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. These supply agreements generally do not contain fixed prices, exposing us to pricing risk. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $5.4 million.
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
Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-36 of this Annual Report on Form 10-K and are

Advanced Drainage Systems, Inc
incorporated herein by reference. Our independent registered public accounting firm is Deloitte & Touche LLP, Columbus, Ohio, Public Company Accounting Oversight Board ID Number: 34.
Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.
Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2025.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2025 and this report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the year ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Advanced Drainage Systems, Inc
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information contained under the captions “CERTAIN INFORMATION REGARDING OUR EXECUTIVE OFFICERS,” “2025 NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS,” “DELINQUENT SECTION 16(A) REPORTS,” “CODES OF BUSINESS CONDUCT AND ETHICS,” “OTHER EXECUTIVE COMPENSATION POLICIES AND PRACTICES - Insider Trading Policy” and “AUDIT COMMITTEE” in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.
Item 11.    Executive Compensation
The information contained under the captions “DIRECTOR COMPENSATION,” “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OUTCOMES FOR 2025” in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.
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

Advanced Drainage Systems, Inc
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

Advanced Drainage Systems, Inc

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

10.3B†	Form of Amendment to Pre-2017 Stock Option Agreements (incorporated by reference to Exhibit 10.11B of Form 10-K filed May 10, 2017).

10.4†
Executive Employment Agreement, dated as of September 1, 2017, by and between Advanced Drainage Systems, Inc. and D. Scott Barbour (incorporated by reference to Exhibit 10.3 to Form 8-K filed August 17, 2017).

10.5†
Amended and Restated Executive Employment Agreement, dated as of June 20, 2014, by and between Advanced Drainage Systems, Inc. and Robert M. Klein (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.6†
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 6, 2014).

10.7†
Form of Non-Qualified Stock Option Agreement (other than for Joseph A. Chlapaty) pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on June 20, 2014).

10.8†
Form of Director Stock Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-194980) filed with the Securities and Exchange Commission on July 2, 2014).

10.9
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

10.10
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

10.10A
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

10.11†	Executive Employment Agreement dated November 9, 2015, by and between the Company and Scott A. Cottrill (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2015).

10.12	Form of Non-Qualified Stock Option Agreement pursuant to 2013 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed February 10, 2017).

10.13	Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.13A
First Amendment to Advanced Drainage Systems, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s 2021 Proxy Statement (File No. 001-36557) filed with the Securities and Exchange Commission on June 9, 2021).

Advanced Drainage Systems, Inc

Exhibit Number	Description
10.14
Form of Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.15
Form of Notice of Grant of Stock Options and Stock Option Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, File No. 001-36557, filed on September 8, 2017).

10.16
Form of Director Restricted Stock Award Notice and Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-36557, filed on November 6, 2017).

10.17	Form of Performance Unit Award Agreement pursuant to 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on May 30, 2018).

10.18	Confidentiality Agreement by and between the Company and Joseph A. Chlapaty (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-36557, filed on August 17, 2017).

10.19†
Executive Employment Agreement, dated as of November 10, 2016, by and between Advanced Drainage Systems, Inc. and Kevin C. Talley (incorporated by reference to Exhibit 10.36 of Form 10-K, filed on May 30, 2019).

10.20†
Advanced Drainage Systems, Inc. Employee Stock Ownership Plan, as amended May 30, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-36557) filed with the Securities and Exchange Commission on August 1, 2019.

10.21†
Executive Employment Agreement, dated as of August 17, 2018, by and between Advanced Drainage Systems, Inc. and Darin S. Harvey (incorporated by reference to Exhibit 10.34 of Form 10-K, (File No. 001-36557) filed with the Securities and Exchange Commission on May 19, 2022).

10.22†
Advanced Drainage Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36557) filed with the Commission on June 9, 2022).

10.23†
Executive Employment Agreement, dated as of September 1, 2020, by and between Advanced Drainage Systems, Inc. and Michael Huebert (incorporated by reference to Exhibit 10.26 of Form 10-K, (File No. 001-36557) filed with the Securities and Exchange Commission on May 16, 2024).

10.24†	Executive Employment Agreement, dated as of June 1, 2023, by and between Advanced Drainage Systems, Inc. and Craig Taylor. #

19.1
Advanced Drainage Systems, Inc. Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures (incorporated by reference to Exhibit 19.1 of Form 10-K, (File No. 001-36557) filed with the Securities and Exchange Commission on May 16, 2024).

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

97.1
Advanced Drainage Systems, Inc. Policy Regarding Recoupment of Incentive-Based Compensation Upon Restatement or Misstatement of Financial Results, or as Required by Law (incorporated by reference to Exhibit 97.1 of Form 10-K, (File No. 001-36557) filed with the Securities and Exchange Commission on May 16, 2024).

101.INS	XBRL Instance Document. #

101.SCH	XBRL Taxonomy Extension Schema. #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. #

101.DEF	XBRL Taxonomy Extension Definition Linkbase. #

101.LAB	XBRL Taxonomy Extension Label Linkbase. #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. #

Advanced Drainage Systems, Inc

Exhibit Number	Description

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan.

#	Filed herewith.
Item 16.    Form 10-K Summary
None.

Advanced Drainage Systems, Inc
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 15, 2025.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ Robert M. Eversole**	Chairman of the Board of Directors and Director
Robert M. Eversole

	/s/ Anesa T. Chaibi **	Director
Anesa T. Chaibi

	/s/ Michael B. Coleman **	Director
Michael B. Coleman

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ Kelly S. Gast**	Director
Kelly S. Gast

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Luther C. Kissam IV**	Director
Luther C. Kissam IV

	/s/ Manuel J. Perez de la Mesa**	Director
Manuel J. Perez de la Mesa

	/s/ Anil Seetharam**	Director
Anil Seetharam

** The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Scott A. Cottrill
Scott A. Cottrill, Attorney-in-fact

Advanced Drainage Systems, Inc

Advanced Drainage Systems, Inc
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Advanced Drainage Systems Inc.,
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of the income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended March 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with applicable financial reporting framework accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisition of Orenco - Valuation of Customer Relationships and Developed Technology Intangibles - Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company’s wholly owned subsidiary, Infiltrator Water Technologies, LLC, completed the acquisition of Orenco Systems, Inc. (“Orenco”) funded from cash on hand on October 1, 2024. The preliminary fair value of consideration transferred was approximately $237.3 million, which represented the purchase price $256.0 million, net of cash acquired of $18.7 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships intangible asset of approximately $99 million and developed technology intangible asset of approximately $42 million. The fair value determination of the intangible assets required management to make significant estimates and assumptions related to revenue growth rates and forecasts of future cash flows (together, the “forecasts”) and the selection of appropriate customer attrition, royalty, and discount rates.

Advanced Drainage Systems, Inc

We identified the valuation of the customer relationships and developed technology intangible assets as a critical audit matter because of the significant estimates and assumptions management used to estimate and record the fair value of these assets. This required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts and the selection of the customer attrition, royalty, and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the assumptions identified above included the following, among others:

•We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over the forecasts, and the selection of the customer attrition, royalty, and discount rates.
•We assessed the reasonableness of management’s forecasts by comparing the forecasted information to historical results and certain peer companies.
•We involved our fair value specialists to assist in evaluating the methodology used by management, ensuring it aligns with industry practices and standards.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the following significant valuation assumptions:
◦Customer attrition rate by testing the source information underlying the determination of the rate and testing the mathematical accuracy of the calculation.
◦Royalty rate by testing the source information underlying the determination of the rate and testing the mathematical accuracy of the calculation.
◦Discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
May 15, 2025

We have served as the Company's auditor since 2002.

Advanced Drainage Systems, Inc
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Advanced Drainage Systems, Inc.,
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 15, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
May 15, 2025

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2025	2024
ASSETS
Current assets:
Cash	$463,319	$490,163
Receivables (less allowance for credit losses of $7,684 and $4,849, respectively)	333,221	323,576
Inventories	488,269	464,200
Other current assets	39,974	22,028
Total current assets	1,324,783	1,299,967
Property, plant and equipment, net	1,051,040	876,351
Other assets:
Goodwill	720,223	617,183
Intangible assets, net	448,060	352,652
Other assets	146,254	122,760
Total assets	$3,690,360	$3,268,913
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$9,934	$11,870
Current maturities of finance lease obligations	33,143	18,015
Accounts payable	218,024	254,401
Other accrued liabilities	137,295	155,336
Total current liabilities	398,396	439,622
Long-term debt obligations (less unamortized debt issuance costs of $7,715 and $9,759, respectively)	1,251,589	1,259,522
Long-term finance lease obligations	131,000	61,661
Deferred tax liabilities	190,416	156,705
Other liabilities	83,171	70,704
Total liabilities	2,054,572	1,988,214
Commitments and contingencies (see Note 17)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 5,702 and 6,682 shares outstanding, respectively	92,652	108,584
Total mezzanine equity	92,652	108,584
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 83,750 and 82,283 shares issued, respectively; 71,864 and 70,868 shares outstanding, respectively	11,694	11,679
Paid-in capital	1,277,694	1,219,834
Common stock in treasury, at cost	(1,219,408)	(1,140,578)
Accumulated other comprehensive loss	(37,178)	(29,830)
Retained earnings	1,492,634	1,092,208
Total ADS stockholders’ equity	1,525,436	1,153,313
Noncontrolling interest in subsidiaries	17,700	18,802
Total stockholders’ equity	1,543,136	1,172,115
Total liabilities, mezzanine equity and stockholders’ equity	$3,690,360	$3,268,913
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2025	2024	2023
Net sales	$2,904,245	$2,874,473	$3,071,121
Cost of goods sold	1,810,004	1,728,524	1,952,713
Gross profit	1,094,241	1,145,949	1,118,408
Operating expenses:
Selling, general and administrative	380,378	370,714	339,504
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,858	(8,365)	4,397
Intangible amortization	52,569	51,469	55,197
Income from operations	657,436	732,131	719,310
Other expense:
Interest expense	91,803	88,862	70,182
Interest income and other, net	(23,832)	(23,484)	(7,972)
Income before income taxes	589,465	666,753	657,100
Income tax expense	141,063	158,998	150,589
Equity in net income of unconsolidated affiliates	(4,171)	(5,536)	(4,842)
Net income	452,573	513,291	511,353
Less: net income attributable to noncontrolling interest	2,401	3,376	4,267
Net income attributable to ADS	450,172	509,915	507,086
Weighted average common shares outstanding:
Basic	77,549	78,252	82,315
Diluted	78,188	79,017	83,336
Net income per share available to common stockholders:
Basic	$5.81	$6.52	$6.16
Diluted	$5.76	$6.45	$6.08
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2025	2024	2023
Net income	$452,573	$513,291	$511,353
Currency translation loss	(10,851)	(570)	(1,267)
Comprehensive income	441,722	512,721	510,086
Less: other comprehensive (loss) gain attributable to noncontrolling interest, net of tax	(3,503)	1,680	1,927
Less: net income attributable to noncontrolling interest	2,401	3,376	4,267
Total comprehensive income attributable to ADS	$442,824	$507,665	$503,892
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$452,573	$513,291	$511,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,281	154,903	145,149
Deferred income taxes	(423)	(2,280)	(9,855)
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,858	(8,365)	4,397
Stock-based compensation	26,581	31,986	21,659
Amortization of deferred financing charges	2,044	2,044	1,419
Fair market value adjustments to derivatives	220	(972)	3,639
Equity in net income of unconsolidated affiliates	(4,171)	(5,536)	(4,842)
Other operating activities	(298)	6,697	1,513
Changes in working capital:
Receivables	1,414	(14,590)	37,487
Inventories	(15,749)	594	30,224
Prepaid expenses and other current assets	(3,983)	(275)	(5,296)
Accounts payable, accrued expenses and other liabilities	(63,856)	40,431	(29,037)
Net cash provided by operating activities	581,491	717,928	707,810
Cash Flows from Investing Activities
Capital expenditures	(212,944)	(183,812)	(166,913)
Proceeds from disposition of assets or businesses	—	27,498	—
Acquisition, net of cash acquired	(237,310)	—	(48,010)
Other investing activities	2,388	650	446
Net cash used in investing activities	(447,866)	(155,664)	(214,477)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(7,000)	(7,000)	(7,000)
Proceeds from Revolving Credit Agreement	—	—	26,200
Payments on Revolving Credit Agreement	—	—	(140,500)
Proceeds from Amended Revolving Credit Agreement	—	—	97,000
Payments on Amended Revolving Credit Agreement	—	—	(97,000)
Proceeds from Senior Notes due 2030	—	—	500,000
Debt issuance costs	—	—	(11,575)
Payments on Equipment Financing	(4,897)	(7,738)	(12,532)
Payments on finance lease obligations	(25,487)	(12,145)	(7,686)
Repurchase of common stock	(69,922)	(207,308)	(575,027)
Cash dividends paid	(49,737)	(43,995)	(39,612)
Dividends paid to noncontrolling interest holder	—	(3,747)	(5,323)
Proceeds from option exercises	9,971	6,454	5,700
Payment of withholding taxes on vesting of restricted stock units	(10,657)	(8,864)	(28,663)
Other financing activities	2	—	(260)
Net cash used in financing activities	(157,727)	(284,343)	(296,278)
Effect of exchange rate changes on cash	(2,475)	799	(52)
Net change in cash	(26,577)	278,720	197,003
Cash at beginning of year	495,848	217,128	20,125
Cash and restricted cash at end of year	$469,271	$495,848	$217,128

RECONCILIATION TO BALANCE SHEET
Cash	$463,319	$490,163
Restricted cash (included in Other current assets and Other assets, respectively, in the Consolidated Balance Sheets)	5,952	5,685
Total cash and restricted cash	$469,271	$495,848
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Convertible Preferred Stock		Redeemable Common Stock		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount	Shares	Amount
Balance April 1, 2022	75,529	$11,612	$1,065,628	3,220	$(318,691)	$(24,386)	$158,876	$893,039	$16,622	$909,661	15,630	$195,384	—	$—	$195,384
Net income	—	—	—	—	—	—	507,086	507,086	4,267	511,353	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,194)	—	(3,194)	1,927	(1,267)	—	—	—	—	—
Common stock dividend ($0.48 per share)	—	—	—	—	—	—	(39,747)	(39,747)	—	(39,747)	—	—	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(5,323)	(5,323)	—	—	—	—	—
Share repurchases	—	—	—	6,055	(576,314)	—	—	(576,314)	—	(576,314)	—	—	—	—	—
ESOP share conversion	—	—	—	—	—	—	—	—	—	—	(15,630)	(195,384)	12,022	195,384	—
KSOP Redeemable Common Stock Conversion	2,593	26	42,138	—	—	—	—	42,164	—	42,164	—	—	(2,593)	(42,164)	(42,164)
Exercise of common stock options	232	2	5,698	—	—	—	—	5,700	—	5,700	—	—	—	—	—
Restricted stock awards	176	2	—	59	(5,643)	—	—	(5,641)	—	(5,641)	—	—	—	—	—
Performance-based restricted stock units	527	5	—	205	(20,351)	—	—	(20,346)	—	(20,346)	—	—	—	—	—
Stock-based compensation	—	—	21,659	—	—	—	—	21,659	—	21,659	—	—	—	—	—
Other	—	—	(259)	—	—	—	—	(259)	—	(259)	—	—	—	—	—
Balance March 31, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	—	$—	9,429	$153,220	$153,220

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount
Balance April 1, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	$153,220
Net income	—	—	—	—	—	—	509,915	509,915	3,376	513,291	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,250)	—	(2,250)	1,680	(570)	—	—	—
Common stock dividend ($0.56 per share)	—	—	—	—	—	—	(43,922)	(43,922)	—	(43,922)	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,747)	(3,747)	—	—	—
Share Repurchases	—	—	—	1,779	(210,715)	—	—	(210,715)	—	(210,715)	—	—	—
KSOP Redeemable Common Stock Conversion	2,747	27	44,609	—	—	—	—	44,636	—	44,636	(2,747)	(44,636)	(44,636)
Exercise of common stock options	159	2	6,452	—	—	—	—	6,454	—	6,454	—	—	—
Restricted stock awards	100	1	—	25	(2,468)	—	—	(2,467)	—	(2,467)	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—
Stock-based compensation	—	—	31,986	—	—	—	—	31,986	—	31,986	—	—	—
ESPP Issuance	20	—	1,927	—	—	—	—	1,927	—	1,927	—	—	—
Other	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—
Balance March 31, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	108,584	$108,584
Net income	—	—	—	—	—	—	450,172	450,172	2,401	452,573	—	—	—
Other comprehensive loss	—	—	—	—	—	(7,348)	—	(7,348)	(3,503)	(10,851)	—	—	—
Common stock dividend ($0.64 per share)	—	—	—	—	—	—	(49,746)	(49,746)	—	(49,746)	—	—	—
Share repurchases	—	—	—	410	(68,172)	—	—	(68,172)	—	(68,172)	—	—	—
KSOP Redeemable Common Stock Conversion	980	10	15,922	—	—	—	—	15,932	—	15,932	(980)	(15,932)	(15,932)
Exercise of common stock options	244	2	9,969	—	—	—	—	9,971	—	9,971	—	—	—
Restricted stock awards	100	1	—	27	(4,720)	—	—	(4,719)	—	(4,719)	—	—	—
Performance-based restricted stock units	93	1	—	34	(5,938)	—	—	(5,937)	—	(5,937)	—	—	—
Stock-based compensation	—	—	26,581	—	—	—	—	26,581	—	26,581	—	—	—
ESPP Issuance	50	1	5,391	—	—	—	—	5,392	—	5,392	—	—	—
Other	—	—	(3)	—	—	—	—	(3)	—	(3)	—	—	—
Balance March 31, 2025	83,750	$11,694	$1,277,694	11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436	$17,700	$1,543,136	5,702	$92,652	$92,652

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets innovative water management solutions in the stormwater and onsite septic wastewater industries, providing superior drainage solutions for use in the construction and agriculture markets. ADS’s products are used across a broad range of end markets and applications, including non-residential, residential, infrastructure and agriculture applications. The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products & Other.
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
Receivables and Allowance for Credit Losses - Receivables include trade receivables, net of an allowance for credit losses, income tax receivable, insurance recoverable and other miscellaneous receivables. Receivables at March 31, 2025 and 2024 are as follows:

(Amounts in thousands)	2025	2024
Trade receivables, net	$314,011	$313,510
Income tax receivable	10,728	5,173
Insurance recoverable	8,340	4,493
Other miscellaneous receivables	142	400
Receivables, net	$333,221	$323,576
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

Advanced Drainage Systems, Inc
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
Costs of additions and major improvements are capitalized, whereas maintenance and repairs that do not improve or extend the life of the asset are charged to expense as incurred. When assets are retired or disposed, the cost and related accumulated depreciation are removed from the asset accounts and any resulting gain or loss is reflected in Loss (gain) on disposal of assets and costs from exit and disposal activities in the Consolidated Statements of Operations. Construction in progress is also recorded at cost and includes capitalized interest, capitalized payroll costs and related costs such as taxes and other fringe benefits.
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
Goodwill - Goodwill is reviewed annually for impairment as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test, a quantitative assessment. For the fiscal years ended March 31, 2025 and March 31, 2024, the Company completed a qualitative fair value assessment for all reporting units, except for Cultec, for which the Company completed a quantitative analysis. For all reporting units, the Company completed a quantitative assessment as of March 31, 2023.
Intangible Assets — Definite-Lived - Definite-lived intangible assets are amortized using the straight-line method or an accelerated method over their estimated useful lives and are tested for recoverability whenever events or changes in circumstances indicate that carrying amounts of the asset group may not be recoverable. If the estimated undiscounted future cash flows are less than the carrying amounts of such assets, an impairment loss is recognized to the extent the fair value of the asset less any costs of disposition is less than the carrying amount of the asset. The Company did not incur any impairment charges for Definite-Lived Intangible assets for the periods presented.
Intangible Assets — Indefinite-Lived - Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. ADS completed a qualitative fair value assessment of indefinite-lived trademarks as of March 31, 2025 and March 31, 2024. ADS applied the quantitative assessment to specific trademarks for the annual impairment tests performed as of March 31, 2023. The Company did not incur any impairment charges for Indefinite-Lived Intangible assets for the periods presented.
Other Assets - Other assets include operating lease right of use assets, capitalized software development costs, including cloud computing costs, investments in unconsolidated affiliates accounted for under the equity method, deposits, central parts, and other miscellaneous assets.
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

Advanced Drainage Systems, Inc
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
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2025 and 2024, the Company’s Accumulated other comprehensive loss (“AOCL”) consisted of foreign currency translation gains and losses.
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
Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2025, 2024, and 2023 were $340.8 million, $284.6 million, and $274.5 million, respectively, and are included in Cost of goods sold.
Stock-Based Compensation - See “Note 14. Stock-Based Compensation” for information about the stock-based compensation award programs and related accounting policies.
Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The total advertising costs were $10.6 million, $10.2 million, and $8.5 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
Self-Insurance - The Company is self-insured for short-term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $60.0 million, $53.3 million, and $52.1 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, of which employees contributed $13.8 million, $13.0 million, and $12.4 million, respectively.

Advanced Drainage Systems, Inc
ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability, cybersecurity and employment practices coverage with a deductible of $0.5 million per occurrence for general liability and $1 million per occurrence for automobile claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $3.7 million, $3.1 million, and $3.1 million, for the years ended March 31, 2025, 2024, and 2023, respectively.
ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.5 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $4.7 million, $4.9 million, and $4.9 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
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
Concentrations of Risk - The Company has a large, active customer base of approximately 16,000 customers with two customers, Ferguson and Core & Main, each representing more than 10% of annual net sales. These customers in aggregate accounted for 27.0%, 25.8%, and 25.5% of fiscal 2025, 2024 and 2023 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 19.1% and 17.5% of Receivables at March 31, 2025 and 2024, respectively, and Core & Main accounted for approximately 10.4% of Receivables at March 31, 2025.
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

Advanced Drainage Systems, Inc
Interest income and other, net - Included in Interest income and other, net on the Company’s Consolidated Statement of Operations is interest income on invested cash and derivative gains and losses for commodity and foreign currency instruments described below for the fiscal years ended March 31, 2025, 2024, and 2023 were:

(Amounts in thousands)	2025	2024	2023
Interest income	$(23,485)	$(22,047)	$(9,782)
Fair market value adjustments to derivatives	—	(972)	3,639
Net realized losses (gains) on derivatives	649	58	(3,963)
Foreign currency (gains) losses	(122)	436	2,275
Other	(874)	(959)	(141)
Interest income and other, net	$(23,832)	$(23,484)	$(7,972)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform - In March 2020, the Financial Accounting Standards Board (“FASB”) issued an accounting ASU that provides optional expedients and exceptions related to financial reporting impacts related to the expected market transition from LIBOR to another reference rates. The amendments are effective on March 12, 2020 and an entity may elect to adopt prospectively through December 31, 2024. The Company has elected to not utilize the optional expedients and exceptions.
Improvements to Reportable Segment Disclosures - In November 2023, the FASB issued an ASU to amend ASC 280, Segment Reporting to enhance segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments must be applied retrospectively to all periods presented in the financial statements. The Company adopted this pronouncement for the fiscal year ended March 31, 2025 and included significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”), the CODM’s title and how the CODM utilizes reported measures. See “Note 19. Business Segment Information” for further discussion.
Accounting Pronouncements Not Yet Adopted
Income Statement Expense Disaggregation Disclosures - In November 2024, the FASB issued an accounting Pronouncement (“ASU”) requiring disaggregated disclosure of income statement expenses for public business entities. The ASU requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts this standard will have on its required disclosures.
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

Advanced Drainage Systems, Inc
The Company disaggregates net sales by Domestic, International and Infiltrator and further disaggregates Domestic and International by product type, consistent with its reportable segment disclosure. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to “Note 19. Business Segment Information” for the Company’s disaggregation of Net sales by reportable segment. The following table presents net sales (including intersegment net sales) disaggregated by product type for the Company’s International segment.

(Amounts in thousands)	2025	2024	2023
International
International - Pipe	$145,700	$163,930	$179,898
International - Allied Products & Other	60,637	58,072	59,170
Total International	$206,337	$222,002	$239,068
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2025 and 2024:

(Amounts in thousands)	March 31, 2025	March 31, 2024
Contract asset - product returns	$1,381	$1,353
Refund liability	4,032	3,920
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
3.    LOSS (GAIN) ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
For the year ended March 31, 2025, the Company recorded a $3.9 million loss primarily due to the closure of a plant and other asset disposals.
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

Advanced Drainage Systems, Inc
$14.9 million in the Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in Allied & Other.
4.    ACQUISITIONS
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

(Amounts in thousands)	Initial Amount	Valuation Adjustments	Updated Amount
Accounts receivable	$12,277	$(160)	$12,117
Inventory	15,651	—	15,651
Other current assets	219	—	219
Property, plant and equipment	8,533	(1,228)	7,305
Goodwill	104,007	(331)	103,676
Intangible assets	148,000	—	148,000
Other assets	9,041	—	9,041
Accounts payable	(3,618)	—	(3,618)
Accrued expenses	(15,823)	—	(15,823)
Deferred tax liabilities	(36,250)	1,719	(34,531)
Other liabilities	(4,727)	—	(4,727)
Total fair value of consideration transferred	$237,310	$—	$237,310
The preliminary goodwill of $103.7 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to Infiltrator.
The preliminary purchase price excludes transaction costs. During the fiscal year ended March 31, 2025, the Company incurred $7.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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

Advanced Drainage Systems, Inc
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
The following table summarizes the consideration transferred and the purchase price allocation of assets acquired and liabilities assumed:

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
The goodwill of $11.1 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Allied Products & Other. The table below summarizes identifiable intangible assets:

(Amounts in thousands)	Fair value	Useful Lives
Customer relationships	$12,400	15 years
Patents and developed technology	16,200	15 years
Tradename and trademarks	2,800	15 years
Total identifiable intangible assets	$31,400
5.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2025	2024
Land, buildings and improvements	$405,417	$355,394
Machinery and production equipment	1,033,820	933,494
Transportation equipment	246,431	167,114
Construction in progress	190,515	165,756
Total cost	1,876,183	1,621,758
Less: accumulated depreciation	(825,143)	(745,407)
Property, plant and equipment, net	$1,051,040	$876,351
Depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31 was:

(Amounts in thousands)	2025	2024	2023
Depreciation expense (inclusive of leased assets depreciation)	$128,756	$100,306	$85,976
6.    LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 12 years. A portion of the Company’s real estate leases include an option to extend the leases for up to 5 years. The

Advanced Drainage Systems, Inc
Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities. The Company’s lease payments are generally fixed.
Supplemental balance sheet information related to leases as of the periods presented were as follows:

(Amounts in thousands)	Balance Sheet Classification	2025	2024
Operating leases
Right-of-use assets	Other assets	$68,826	$53,807
Current lease liabilities	Other accrued liabilities	19,456	15,715
Non-current lease liabilities	Other liabilities	48,781	39,071
Total operating lease liabilities		$68,237	$54,786
Finance leases
Right-of-use assets	Property, plant and equipment	159,553	78,068
Current lease liabilities	Current maturities of finance lease obligations	33,143	18,015
Non-current lease liabilities	Long-term finance lease obligations	131,000	61,661
Total finance lease liabilities		$164,143	$79,676

Weighted average lease term (in years):
Operating leases		4.74	4.77
Finance leases		5.04	4.75
Weighted average discount rate:
Operating leases		5.71%	5.27%
Finance leases		6.38%	5.85%
Lease Cost - The components of lease cost for the years ended March 31, 2025, 2024, and 2023 were:

(Amounts in thousands)	Income Statement Classification	2025	2024	2023
Operating lease cost
Operating lease cost	Cost of goods sold	$20,470	$17,325	$15,163
Operating lease cost	Selling, general and administrative	1,691	1,562	1,322
Short-term lease cost	Cost of goods sold	6,237	8,856	9,467
Total operating lease cost		$28,398	$27,743	$25,952
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	27,974	13,707	7,252
Amortization of right-of-use assets	Selling, general and administrative	820	820	880
Interest on lease liabilities	Interest expense	7,666	2,833	586
Total finance lease cost		$36,460	$17,360	$8,718
Supplemental cash flow information related to leases for the periods presented were as follows:

(Amounts in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,161	$18,887	$16,485
Operating cash flows used for finance leases	7,013	2,726	729
Financing cash flows used for finance leases	25,487	12,145	7,686
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	26,286	20,511	13,735
Finance leases	110,198	53,241	32,463

Advanced Drainage Systems, Inc
The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2025:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$22,720	$44,981
Year 2	16,765	42,923
Year 3	12,160	37,354
Year 4	8,876	27,698
Year 5	7,456	22,151
Thereafter	9,482	26,105
Total minimum lease payments	$77,459	$201,212
Less: amount representing interest	9,222	37,069
Present value of net minimum lease payments	$68,237	$164,143
7.    INVENTORIES
Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2025	2024
Raw materials	$105,146	$106,662
Finished goods	383,123	357,538
Total Inventories	$488,269	$464,200
During fiscal years ended March 31, 2025 and 2024, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $62.6 million and $75.4 million, respectively, of which $18.1 million and $17.7 million remained in inventory at March 31, 2025 and 2024, respectively.
8.    GOODWILL AND INTANGIBLE ASSETS
Goodwill - The carrying amount of goodwill by reportable segment is as follows:

(Amounts in thousands)	Pipe	Infiltrator	International	Allied Products & Other	Total
Balance at March 31, 2023	$68,797	$495,841	$10,420	$45,135	$620,193
Disposal	(3,031)	—	—	—	(3,031)
Currency translation	—	—	21	—	21
Balance at March 31, 2024	65,766	495,841	10,441	45,135	617,183
Acquisition	—	103,676	—	—	103,676
Currency translation	—	—	(636)	—	(636)
Balance at March 31, 2025	$65,766	$599,517	$9,805	$45,135	$720,223

Advanced Drainage Systems, Inc
Intangible Assets - Intangible assets as of March 31, 2025 and 2024 consisted of the following:

	2025			2024
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$212,200	$(93,783)	$118,417	$170,200	$(75,554)	$94,646
Supplier and customer relationships	481,100	(220,047)	261,053	382,100	(189,853)	192,247
Patents and non-compete agreements	3,738	(2,687)	1,051	9,425	(7,873)	1,552
Trademarks and tradenames	74,960	(19,260)	55,700	67,977	(15,632)	52,345
Total definite lived intangible assets	771,998	(335,777)	436,221	629,702	(288,912)	340,790
Indefinite-lived intangible assets (a)
Trademarks	11,839	—	11,839	11,862	—	11,862
Total Intangible assets	$783,837	$(335,777)	$448,060	$641,564	$(288,912)	$352,652
(a)Indefinite-lived intangible assets may fluctuate as a result of foreign currency translation.
The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2025:

	Amortization expense (in thousands)			Weighted Average Amortization Period (in years)
	2025	2024	2023
Developed technology	$18,230	$16,480	$16,390	6.3
Supplier and customer relationships	30,207	30,460	34,523	9.7
Patents and non-compete agreements	487	560	646	4.0
Trademarks and tradenames	3,645	3,969	3,638	14.7
Total	$52,569	$51,469	$55,197
Future intangible asset amortization expense based on existing intangible assets at March 31, 2025 is:

	Fiscal Year
(Amounts in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Amortization expense	$53,840	$50,607	$48,675	$47,179	$34,959	$200,961	$436,221
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

Advanced Drainage Systems, Inc
Derivatives - A summary of the fair values for the various derivatives, which are all measured using Level 2 inputs, at March 31, 2025 and 2024 is presented below:

	Diesel fuel option collars and swaps
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
March 31, 2025	$223	$2	$(248)	$(25)
March 31, 2024	521	134	(584)	(184)
There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2025 and 2024.
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

	March 31, 2025		March 31, 2024
(Amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$344,036	$350,000	$339,780	$350,000
Senior Notes due 2030	500,845	500,000	502,890	500,000
Equipment Financing	6,714	5,988	10,475	10,901
Total	$851,595	$855,988	$853,145	$860,901
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

Advanced Drainage Systems, Inc
The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2025 and 2024. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2025	2024
Assets
Current assets	$29,942	$26,167
Property, plant and equipment, net	15,251	18,750
Other noncurrent assets	2,112	2,958
Total assets	$47,305	$47,875
Liabilities
Current liabilities	$8,608	$9,700
Noncurrent liabilities	1,591	1,879
Total liabilities	$10,199	$11,579
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
11.    RELATED PARTY TRANSACTIONS
ADS Mexicana - On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2025 and 2024, there were no borrowings under the Intercompany Note.
South American Joint Venture - ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $5.5 million as of March 31, 2025. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $11.0 million. This credit facility allows borrowings in either Chilean pesos or U.S. dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2026. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2025 and March 31, 2024, there was no outstanding principal balance and U.S. dollar denominated loans.

Advanced Drainage Systems, Inc
12.    DEBT
Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2025	2024
Term Loan Facility	$413,250	$420,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment financing	5,988	10,901
Total	1,269,238	1,281,151
Unamortized debt issuance costs	(7,715)	(9,759)
Current maturities	(9,934)	(11,870)
Long-term debt obligations	$1,251,589	$1,259,522
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
In May 2022, the Company entered into Second Amendment to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility, PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Amended Revolving Credit Facility from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility (“the L/C facility”) from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. The deferred financing costs associated with the Amended Revolving Credit Facility totaled $2.6 million and are recorded as a direct reduction from the carrying amount of the related debt. Letters of credit outstanding at March 31, 2025 and 2024 amount to $9.5 million and $11.2 million, respectively, and reduced the availability of the Revolving Credit Facility.
The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Amended Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Senior Secured Credit Facility. As of March 31, 2025, the rate the Company was committed to paying on the undrawn portion was equal to 0.2%.
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

Advanced Drainage Systems, Inc
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
Equipment Financing - In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Consolidated Balance Sheet. The equipment financings have a term of between 12 and 84 months, based on the life of the equipment, and bear a weighted average interest of 1.7%. The current portion of the equipment financing is $2.9 million, and the long-term portion is $3.1 million at March 31, 2025.
Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2025 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Principal maturities	$9,934	$407,432	$351,123	$749	$—	$500,000	$1,269,238
13.    EMPLOYEE BENEFIT PLANS
KSOP Retirement Plan (“KSOP”) - In April 2022, the Company converted all redeemable convertible preferred stock outstanding in its previous employee stock ownership plan into 12.0 million shares of the Company’s redeemable common stock. The Company’s KSOP holds these shares of common stock. After the conversion, the common stock held by the KSOP is classified as mezzanine equity as the shares are subject to the put option requirements of the Internal Revenue Code. When participants sell or forfeit these shares, the shares would no longer subject to the put option of the Internal Revenue Code and would no longer required to be classified in mezzanine equity.
Profit-Sharing Retirement Plan - On April 11, 2022, the ESOP was merged into the existing 401(k) retirement plan effective April 1, 2022 creating the KSOP. The tax-qualified profit-sharing retirement plan has a 401(k) feature covering substantially all U.S. eligible employees. Except for employer matching contributions made on behalf of Infiltrator employee-participants, the Company made employer contributions of $14.2 million and $9.2 million in the fiscal years ended March 31, 2025 and 2024, respectively, and did not make employer contributions to this plan in the fiscal year ended March 31, 2023.
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

Advanced Drainage Systems, Inc
Defined Contribution Postretirement Plan - The Company has defined contribution postretirement benefit plans covering Canadian employees. The Company recognized costs of $2.2 million, $2.0 million and $1.4 million in the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
14.    STOCK-BASED COMPENSATION
The Company has several programs for stock-based payments to employees and directors, including stock options, performance-based restricted units and restricted stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024, and 2023:

(Amounts in thousands)	2025	2024	2023
Cost of goods sold	$5,232	$4,708	$2,579
Selling, general and administrative expenses	21,349	27,278	19,080
Total stock-based compensation expense	$26,581	$31,986	$21,659
The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2025, 2024, and 2023:

(Amounts in thousands)	2025	2024	2023
Stock options	$5,944	$5,287	$4,314
Restricted stock	10,403	7,991	6,988
Performance-based restricted stock units	6,586	15,459	8,308
Employee Stock Purchase Plan	1,736	1,056	—
Non-employee director restricted stock	1,912	2,193	2,049
Total stock-based compensation expense	$26,581	$31,986	$21,659
2017 Omnibus Plan
The 2017 Omnibus Plan Incentive Plan, as amended in July 2021, (the “2017 Omnibus Plan”) provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 1.8 million shares available for awards as of March 31, 2025.
Stock Options - Stock option awards are measured based on the grant date estimated fair value of each award. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimating the fair value of stock options:

	2025	2024	2023
Common stock price	$177.38	$96.51	$99.29
Expected stock price volatility	45.5%	45.6%	41.1%
Risk-free interest rate	4.5%	3.8%	2.9%
Weighted-average expected life (years)	6.0	6.0	6.0
Dividend yield	0.36%	0.58%	0.48%

Advanced Drainage Systems, Inc
The stock option activity for the fiscal year ended March 31, 2025 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	964	$54.68	6.0
Granted	96	175.19	—
Exercised	(171)	47.78	—
Forfeited	(18)	119.20	—
Outstanding at end of year	871	67.95	5.4
Vested at end of year	646	46.74	4.4
Unvested at end of year	225	128.85	1.8
Fair value of options granted during the year		$84.53
As of March 31, 2025, there was a total of $8.2 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Omnibus Plan, as amended, that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.8 years. All outstanding options are expected to vest. The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2025 was $41.5 million and $40.0 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2025, 2024, and 2023 were $20.0 million, $12.1 million and $11.2 million, respectively.
Restricted Stock - The information about the unvested restricted stock grants as of March 31, 2025 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	205	$100.96
Granted	108	170.38
Vested	(100)	103.77
Forfeited	(14)	120.78
Unvested at end of year	199	$135.82
At March 31, 2025, there was approximately $16.5 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.8 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2025, 2024 and 2023 was $15.0 million, $8.4 million and $9.0 million, respectively. The fair value of restricted stock is based on the fair value of the Company’s common stock at the date of grant.
Performance-based Restricted Units (“Performance units”) - The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	197	$99.57
Granted	77	166.18
Added by Performance Factor	45	105.82
Vested	(93)	104.44
Forfeited	(17)	111.29
Unvested at end of year	209	$122.33
At March 31, 2025, there was approximately $8.4 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.4 years. For the performance units granted in fiscal 2025, 2024 and 2023, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of cash flows from operations for the performance period. The performance units each have a 3-year performance period. The performance units, and any accrued dividend equivalents, will be settled in shares of the

Advanced Drainage Systems, Inc
Company’s common stock, if the applicable performance and service conditions are satisfied. The fair value of performance-based restricted stock units is based on the fair value of the Company’s common stock at the date of grant.
2013 Stock Option Plan
The Company’s 2013 stock option plan (“2013 Plan”) generally provided for grants of stock options with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2025. The stock option activity for the fiscal year ended March 31, 2025 is summarized as follows:

	2013 Plan
(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	86	$24.20	2.0
Granted	—	—	—
Exercised	(73)	24.20	—
Forfeited	—	—	—
Outstanding at end of year	13	24.20	1.0
Vested at end of year	13	24.20	1.0
Unvested at end of year	—	$—	—
For the 2013 Plan, the aggregate intrinsic value for options outstanding and currently exercisable as of March 31, 2025 was $1.1 million and $1.1 million, respectively. The total intrinsic value of options exercised during the fiscal year ended March 31, 2025, 2024, and 2023 were $10.9 million, $1.8 million and $9.6 million, respectively.
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
15.    INCOME TAXES
The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2025	2024	2023
United States	$571,649	$641,370	$630,895
Foreign	17,816	25,383	26,205
Total	$589,465	$666,753	$657,100

Advanced Drainage Systems, Inc
The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2025	2024	2023
Current:
Federal	$112,451	$127,109	$123,392
State and local	25,337	27,028	29,605
Foreign	3,628	7,121	7,383
Total current tax expense	141,416	161,258	160,380
Deferred:
Federal	(591)	(201)	(4,674)
State and local	(788)	(2,127)	(4,480)
Foreign	1,026	68	(637)
Total deferred tax expense (benefit)	(353)	(2,260)	(9,791)
Total Income tax expense	$141,063	$158,998	$150,589
For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State and local taxes—net of federal income tax benefit	3.1	3.4	3.3
Stock-based compensation	(1.4)	(0.6)	(2.0)
Executive compensation	1.3	0.8	1.2
Other	(0.1)	(0.8)	(0.6)
Effective rate	23.9%	23.8%	22.9%
Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2025	2024
Net non-current deferred tax assets	$1,249	$1,909
Net non-current deferred tax liabilities	190,416	156,705

Advanced Drainage Systems, Inc
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2025	2024
Deferred tax assets:
Operating lease liabilities	$16,666	$13,567
Research and development expenses	15,727	11,828
Stock-based compensation	6,452	5,591
Other	16,035	14,415
Total deferred tax assets	54,880	45,401
Less: valuation allowance	(289)	(271)
Total net deferred tax assets	54,591	45,130
Deferred tax liabilities:
Intangible assets	96,076	71,444
Property, plant and equipment	119,703	105,222
Operating lease assets	16,795	13,323
Goodwill	10,326	9,302
Other	858	635
Total deferred tax liabilities	243,758	199,926
Net deferred tax liabilities	$189,167	$154,796
A reconciliation of the balance of unrecognized tax benefits for the years ended March 31 is as follows:

(Amounts in thousands)	2025	2024	2023
Balance at beginning of year	$4,600	$2,451	$746
Tax positions taken in current year	2,882	1,609	903
Decreases in tax positions for prior years	—	—	(56)
Increases in tax positions for prior years	2,083	540	1,100
Settlements	—	—	(115)
Lapse of statute of limitations	(90)	—	(134)
Foreign translation adjustment	—	—	7
Balance at end of year	$9,475	$4,600	$2,451
Included in the balance of unrecognized tax benefits at March 31, 2025, 2024, and 2023 were $7.5 million, $3.6 million and $1.9 million, respectively, of tax benefits that if recognized would favorably affect the Company’s effective tax rate.
The short-term portion of unrecognized tax benefit of $0.4 million at March 31, 2025 is recorded in Other accrued liabilities on the Company’s Consolidated Balance Sheet. The long-term portion of unrecognized tax benefits are recorded in Other liabilities in the Company’s Consolidated Balance Sheets. These amounts include potential accrued interest and penalties of $0.4 million and $0.2 million at March 31, 2025 and 2024, respectively.
The Company believes that over the next twelve months, it is reasonably possible that $0.4 million of unrecognized tax benefits could be resolved because of audit settlements or the expiration of statues of limitations. Final settlement of these issues may result in payments that are more or less than this amount, but the Company does not believe that a resolution of these matters will have a material impact on its financial position or its results of operations.
The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2022 through March 31, 2025. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2021 through March 31, 2025. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2021 through March 31, 2025.

Advanced Drainage Systems, Inc
As of March 31, 2025, the Company intends to repatriate earnings from Canada and believes that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes. No deferred tax liability has been recognized as of March 31, 2025. The Company has approximately $35.1 million of undistributed earnings from other foreign entities that are intended to be reinvested indefinitely with the exception of cash dividends paid by the Company’s ADS Mexicana joint venture. It is not practicable to estimate the amount of U.S. tax, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.
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
The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2025, 2024, and 2023, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2025	2024	2023
NET INCOME PER SHARE — BASIC:
Net income available to common stockholders — Basic	450,172	509,915	507,086
Weighted average number of common shares outstanding — Basic	77,549	78,252	82,315
Net income per common share — Basic	$5.81	$6.52	$6.16
NET INCOME PER SHARE — DILUTED:
Net income available to common stockholders — Diluted	450,172	509,915	507,086
Weighted average number of common shares outstanding — Basic	77,549	78,252	82,315
Assumed restricted stock - nonparticipating	64	77	112
Assumed exercise of stock options	499	602	672
Assumed performance units	76	86	237
Weighted average number of common shares outstanding — Diluted	78,188	79,017	83,336
Net income per common share —Diluted	$5.76	$6.45	$6.08
Potentially dilutive securities excluded as anti-dilutive	27	18	34
Stockholders’ Equity - The Company repurchased 0.4 million and 1.8 million shares of common stock at a cost of $68.2 million and $210.7 million during the fiscal year March 31, 2025 and 2024, respectively. The repurchases were made under the Board of Directors’ February 2022 authorization to repurchase $1.0 billion (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
17.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of March 31, 2025. The Company also enters into equipment purchase contracts with manufacturers.
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

Advanced Drainage Systems, Inc
18.    OTHER ACCRUED LIABILITIES
Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2025	2024
Accrued payroll, bonus and commissions	$45,270	$62,514
Accrued customer rebate liability	22,382	23,228
Operating lease liabilities	19,456	15,715
Accrued interest expense	9,169	9,740
Self-insurance liabilities	8,348	7,631
Other	32,670	36,508
Total accrued liabilities	$137,295	$155,336
.
19.    BUSINESS SEGMENT INFORMATION
ADS operates its business in three distinct reportable segments: “Pipe”, “International” and “Infiltrator”, which are primarily organized based on products. “Allied Products & Other” represents the Company’s Allied Products and all other segments. The Chief Operating Decision Maker (“CODM”) for ADS is the Chief Executive Officer (“CEO”). The CEO reviews financial information and makes operational decisions based on Net sales and a measure of operating profit, Segment Adjusted Gross Profit. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.
Pipe - The Pipe segment manufactures and markets high performance thermoplastic corrugated pipe throughout the United States. The Company maintains and serves these markets through product distribution relationships with many of the largest national and independent waterworks distributors, buying groups and co-ops, major national retailers as well as an extensive network of hundreds of small to medium-sized distributors. Products include single wall pipe, N-12 HDPE pipe sold into the storm sewer, infrastructure and agriculture markets, high performance polypropylene pipe sold into the Storm sewer, Infrastructure and sanitary sewer markets. Products are designed primarily for stormwater management in the construction and infrastructure marketplace across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure.
Infiltrator - Infiltrator is a leading national provider of plastic leachfield chambers and systems, septic tanks and accessories, primarily for use in residential applications. Infiltrator products are used in onsite septic wastewater treatment systems in the United States and Canada.
International - The International segment manufactures and markets pipe and allied products in certain regions outside of the United States, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, exports and through the Company’s joint ventures with local partners in Mexico and South America. The Company’s Mexican joint venture, ADS Mexicana, primarily serves the Mexican and Central American markets, while its South American Joint Venture, Tigre-ADS, is the primary channel to serve the South American markets. The Company’s International product lines include single wall pipe, N-12 HDPE pipe, high performance PP pipe and certain geographies also purchase the Company’s broad line of Allied Products & Other for sales internationally. The Company aggregates operating segments within the International reportable segment. None of the operating segments within the International reportable segment exceed the quantitative thresholds for separate segment reporting.
Allied Products & Other - Allied Products & Other manufactures and markets products complementary to Pipe products throughout the United States. Products include StormTech, Nyloplast, ARC Septic Chambers, Inserta Tee, Cultec, water quality filters and structures, Fittings, and FleXstorm. The Company aggregates operating segments within the Allied Products & Other segment disclosure. None of the operating segments within Allied Products & Other exceed the quantitative thresholds for separate segment reporting.

Advanced Drainage Systems, Inc
Net Sales - The following tables set forth reportable segment information with respect to the amount of Net sales for the fiscal years ended March 31:

	2025
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,557,247	$(53,870)	$1,503,377
Infiltrator	596,212	(79,916)	516,296
International	206,337	(11,707)	194,630
Total Reportable Segments	2,359,796	(145,493)	2,214,303
Allied Products & Other	707,276	(17,334)	689,942
Intersegment Eliminations	(162,827)	162,827	—
Total Consolidated	$2,904,245	$—	$2,904,245

	2024
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,586,618	$(42,328)	$1,544,290
Infiltrator	531,236	(82,209)	449,027
International	222,002	(14,233)	207,769
Total Reportable Segments	2,339,856	(138,770)	2,201,086
Allied Products & Other	684,329	(10,942)	673,387
Intersegment Eliminations	(149,712)	149,712	—
Total Consolidated	$2,874,473	$—	$2,874,473

	2023
(Amounts in thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,758,961	$(41,772)	$1,717,189
Infiltrator	523,643	(81,363)	442,280
International	239,068	(19,215)	219,853
Total Reportable Segments	2,521,672	(142,350)	2,379,322
Allied Products & Other	700,319	(8,520)	691,799
Intersegment Eliminations	(150,870)	150,870	—
Total Consolidated	$3,071,121	$—	$3,071,121

Reconciliation of Gross Profit to Segment Adjusted Gross Profit - The Company calculates Segment Adjusted Gross Profit as net sales less costs of goods sold excluding depreciation and amortization, stock-based compensation and certain other expenses. The following table reconciles the Segment Adjusted Gross Profit to Gross Profit:

(Amounts in thousands)	2025	2024	2023
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$1,094,241	$1,145,949	$1,118,408
Depreciation and amortization	120,818	96,251	84,048
Stock-based compensation expense	5,232	4,708	2,579
Inventory step-up related to Orenco acquisition	2,260	—	—
Total Segment Adjusted Gross Profit	$1,222,551	$1,246,908	$1,205,035

Advanced Drainage Systems, Inc
Significant Segment Expenses - The Company has identified Cost of Goods Sold as a significant expense category. The following tables set forth reportable segment information with respect to significant segment expenses and the reconciliation of Net Sales to Adjusted Gross Profit for the fiscal years ended March 31:

	2025
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$1,557,247	$1,194,571	$(85,868)	$448,544
Infiltrator	596,212	304,401	(27,831)	319,642
International	206,337	156,285	(6,512)	56,564
Total Reportable Segments	2,359,796	1,655,257	(120,211)	824,750
Allied Products & Other	707,276	317,748	(8,099)	397,627
Intersegment Eliminations	(162,827)	(163,001)	—	174
Total Consolidated	$2,904,245	$1,810,004	$(128,310)	$1,222,551

	2024
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other	Adjusted Gross Profit
Pipe	$1,586,618	$1,138,432	$(67,258)	$515,444
Infiltrator	531,236	272,171	(22,612)	281,677
International	222,002	164,397	(4,973)	62,578
Total Reportable Segments	2,339,856	1,575,000	(94,843)	859,699
Allied Products & Other	684,329	298,679	(6,116)	391,766
Intersegment Eliminations	(149,712)	(145,155)	—	(4,557)
Total Consolidated	$2,874,473	$1,728,524	$(100,959)	$1,246,908

	2023
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other	Adjusted Gross Profit
Pipe	$1,758,961	$1,282,366	$(55,956)	$532,551
Infiltrator	523,643	310,400	(20,337)	233,580
International	239,068	182,647	(5,260)	61,681
Total Reportable Segments	2,521,672	1,775,413	(81,553)	827,812
Allied Products & Other	700,319	329,094	(5,074)	376,299
Intersegment Eliminations	(150,870)	(151,794)	—	924
Total Consolidated	$3,071,121	$1,952,713	$(86,627)	$1,205,035
(a)     Depreciation, Amortization and Other are included to reconcile to Adjusted Gross Profit and include Depreciation and Amortization, Stock-based compensation expense and Inventory step-up related to the Orenco acquisition.

Advanced Drainage Systems, Inc

Other Segment Information - The following sets forth certain financial information for the fiscal years ended March 31:

(Amounts in thousands)	2025	2024	2023
Depreciation and amortization
Pipe	$81,201	$62,909	$53,263
Infiltrator	25,119	22,327	20,187
International	6,468	4,966	5,260
Total Reportable Segments	112,788	90,202	78,710
Allied Products & Other(a)	70,493	64,701	66,439
Total	$183,281	$154,903	$145,149
Capital expenditures
Pipe	$147,457	$112,919	$100,939
Infiltrator	13,733	17,882	42,166
International	5,733	7,053	5,854
Total Reportable Segments	166,923	137,854	148,959
Allied Products & Other(a)	46,021	45,958	17,954
Total	$212,944	$183,812	$166,913
(a)    Includes depreciation and amortization and capital expenditures not allocated to a reportable segment.
Geographic Sales and Assets Information - Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2025	2024	2023
Net Sales
United States	$2,709,615	$2,666,704	$2,851,268
Canada	119,492	126,050	134,504
Other	75,138	81,719	85,349
Total	$2,904,245	$2,874,473	$3,071,121

(Amounts in thousands)	2025	2024
Long-Lived Assets (a)
United States	$1,016,681	$843,344
Canada	30,655	23,679
Other	39,529	38,081
Total	$1,086,865	$905,104
(a)    For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
20.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

Advanced Drainage Systems, Inc

(Amounts in thousands)	2025	2024	2023
Supplemental disclosures of cash flow information — cash paid:
Interest	$89,478	$86,263	$60,463
Income taxes	142,151	161,149	166,955

(Amounts in thousands)	2025	2024	2023
Supplemental disclosures of noncash investing and financing activities:
Purchases of plant, property, and equipment included in accounts payable	$32,377	$35,355	$24,596
Repurchase of common stock pending settlement	—	1,720	—
Share repurchase excise tax accrual	—	1,687	1,287
ESPP share issuance	5,392	1,927	—
Lease obligations retired upon disposition of leased assets	84	2,361	498
21.    SUBSEQUENT EVENTS
Dividends on Common Stock - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.18 per share of common stock. The dividend is payable on June 16, 2025 to stockholders of record at the close of business on May 30, 2025.
Acquisition - On May 8, 2025, the Company announced the acquisition of River Valley Pipe LLC.
* * * * * *

SCHEDULE II
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2025, 2024 and 2023 (in thousands):
Allowance for Credit Losses:

Fiscal Year ended March 31,	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(2)	Deductions	Balance at end of period
2025	$4,849	$3,654	$(3)	$(816)	$7,684
2024	8,227	(1,816)	(4)	(1,558)	4,849
2023	8,198	687	8	(665)	8,227
(1)Amount for the year ended March 31, 2025 includes $0.8 million due to the acquisition of Orenco.
(2)Amounts represent the impact of foreign currency translation.