Form 10-Q
period 2025-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2025-08-07
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, the registrant had 77,752,610 shares of common stock outstanding, which excludes 217,514 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our actual consolidated results of operations, financial condition, liquidity and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Form 10-Q (including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:
•fluctuations in the price and availability of resins and other raw materials, new tariff policies and our ability to pass any increased costs of raw materials and tariffs on to our customers;
•disruption or volatility in general business, political and economic conditions in the markets in which we operate;
•cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;
•the risks of increasing competition in our existing and future markets;
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions or doing so within the intended timeframe;
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
•the effects of global climate change and any related regulatory responses;
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
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes; and
•other risks and uncertainties, including those listed under “Part I - Item 1A. Risk Factors” in the Fiscal 2025 Form 10-K.
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash	$638,268	$463,319
Receivables (less allowance for doubtful accounts of $7,540 and $7,684, respectively)	379,786	333,221
Inventories	453,695	488,269
Other current assets	45,277	39,974
Total current assets	1,517,026	1,324,783
Property, plant and equipment, net	1,078,728	1,051,040
Other assets:
Goodwill	725,698	720,223
Intangible assets, net	437,326	448,060
Other assets	151,167	146,254
Total assets	$3,909,945	$3,690,360
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$9,310	$9,934
Current maturities of finance lease obligations	35,212	33,143
Accounts payable	227,079	218,024
Other accrued liabilities	161,226	137,295
Accrued income taxes	38,777	—
Total current liabilities	471,604	398,396
Long-term debt obligations (less unamortized debt issuance costs of $7,204 and $7,715, respectively)	1,250,050	1,251,589
Long-term finance lease obligations	135,671	131,000
Deferred tax liabilities	186,784	190,416
Other liabilities	87,560	83,171
Total liabilities	2,131,669	2,054,572
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 5,415 and 5,702 shares outstanding, respectively	87,985	92,652
Total mezzanine equity	87,985	92,652
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 84,247 and 83,750 shares issued, respectively; 72,305 and 71,864 shares outstanding, respectively	11,700	11,694
Paid-in capital	1,294,545	1,277,694
Common stock in treasury, at cost	(1,226,091)	(1,219,408)
Accumulated other comprehensive loss	(31,603)	(37,178)
Retained earnings	1,622,535	1,492,634
Total ADS stockholders’ equity	1,671,086	1,525,436
Noncontrolling interest in subsidiaries	19,205	17,700
Total stockholders’ equity	1,690,291	1,543,136
Total liabilities, mezzanine equity and stockholders’ equity	$3,909,945	$3,690,360
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2025	2024
Net sales	$829,880	$815,336
Cost of goods sold	499,442	482,882
Gross profit	330,438	332,454
Operating expenses:
Selling, general and administrative	103,961	94,052
Loss on disposal of assets and costs from exit and disposal activities	7,024	292
Intangible amortization	13,707	11,895
Income from operations	205,746	226,215
Other expense:
Interest expense	23,029	22,824
Interest income and other, net	(6,705)	(7,116)
Income before income taxes	189,422	210,507
Income tax expense	46,674	49,886
Equity in net income of unconsolidated affiliates	(1,343)	(1,701)
Net income	144,091	162,322
Less: net income attributable to noncontrolling interest	169	920
Net income attributable to ADS	$143,922	$161,402
Weighted average common shares outstanding:
Basic	77,641	77,540
Diluted	78,122	78,282
Net income per share:
Basic	$1.85	$2.08
Diluted	$1.84	$2.06
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2025	2024
Net income	$144,091	$162,322
Currency translation income (loss)	6,911	(3,749)
Comprehensive income	151,002	158,573
Less: other comprehensive income (loss) attributable to noncontrolling interest	1,336	(1,788)
Less: net income attributable to noncontrolling interest	169	920
Total comprehensive income attributable to ADS	$149,497	$159,441
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$144,091	$162,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,228	41,098
Deferred income taxes	(3,748)	(942)
Loss on disposal of assets and costs from exit and disposal activities	7,024	292
Stock-based compensation	8,404	6,977
Amortization of deferred financing charges	511	511
Fair market value adjustments to derivatives	77	45
Equity in net income of unconsolidated affiliates	(1,343)	(1,701)
Other operating activities	809	(3,754)
Changes in working capital:
Receivables	(42,126)	(46,991)
Inventories	40,001	(25,025)
Prepaid expenses and other current assets	(5,945)	(3,726)
Accounts payable, accrued expenses, and other liabilities	76,994	54,320
Net cash provided by operating activities	274,977	183,426
Cash Flows from Investing Activities
Capital expenditures	(52,598)	(57,715)
Acquisition, net of cash acquired	(19,576)	—
Other investing activities	2,240	498
Net cash used in investing activities	(69,934)	(57,217)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,750)	(1,750)
Payments on Equipment Financing	(933)	(1,342)
Payments on finance lease obligations	(8,335)	(5,513)
Repurchase of common stock	—	(49,245)
Cash dividends paid	(13,980)	(12,428)
Proceeds from exercise of stock options	549	6,978
Payment of withholding taxes on vesting of restricted stock units	(6,683)	(10,558)
Other financing activities	—	(37)
Net cash used in financing activities	(31,132)	(73,895)
Effect of exchange rate changes on cash	1,098	(792)
Net change in cash	175,009	51,522
Cash and restricted cash at beginning of period	469,271	495,848
Cash and restricted cash at end of period	$644,280	$547,370

RECONCILIATION TO BALANCE SHEET
Cash	$638,268	$541,637
Restricted cash (included in Other current assets and Other assets in the Condensed Consolidated Balance Sheets)	6,012	5,733
Total cash and restricted cash	$644,280	$547,370
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at April 1, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	$108,584	$108,584
Net income	—	—	—	—	—	—	161,402	161,402	920	162,322	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,961)	—	(1,961)	(1,788)	(3,749)	—	—	—
Common stock dividends ($0.16 per share)	—	—	—	—	—	—	(12,449)	(12,449)	—	(12,449)	—	—	—
Share repurchases	—	—	—	300	(48,333)	—	—	(48,333)	—	(48,333)	—	—	—
KSOP redeemable common stock conversion	296	3	4,815	—	—	—	—	4,818	—	4,818	(296)	(4,818)	(4,818)
Exercise of common stock options	197	2	6,976	—	—	—	—	6,978	—	6,978	—	—	—
Restricted stock awards	79	1	—	26	(4,621)	—	—	(4,620)	—	(4,620)	—	—	—
Performance-based restricted stock units	93	1	—	34	(5,937)	—	—	(5,936)	—	(5,936)	—	—	—
Stock-based compensation expense	—	—	6,977	—	—	—	—	6,977	—	6,977	—	—	—
ESPP Share Issuance	25	1	2,963	—	—	—	—	2,964	—	2,964	—	—	—
Other	—	—	(40)	—	—	—	—	(40)	—	(40)	—	—	—
Balance at June 30, 2024	82,973	$11,687	$1,241,525	11,775	$(1,199,469)	$(31,791)	$1,241,161	$1,263,113	$17,934	$1,281,047	6,386	$103,766	$103,766
Balance at April 1, 2025	83,750	$11,694	$1,277,694	11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436	$17,700	$1,543,136	5,702	$92,652	$92,652
Net income	—	—	—	—	—	—	143,922	143,922	169	144,091	—	—	—
Other comprehensive income	—	—	—	—	—	5,575	—	5,575	1,336	6,911	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(14,021)	(14,021)	—	(14,021)	—	—	—
KSOP redeemable common stock conversion	287	3	4,664	—	—	—	—	4,667	—	4,667	(287)	(4,667)	(4,667)
Exercise of common stock options	10	—	549	—	—	—	—	549	—	549	—	—	—
Restricted stock awards	84	1	—	28	(3,216)	—	—	(3,215)	—	(3,215)	—	—	—
Performance-based restricted stock units	83	1	—	28	(3,467)	—	—	(3,466)	—	(3,466)	—	—	—
Stock-based compensation expense	—	—	8,404	—	—	—	—	8,404	—	8,404	—	—	—
ESPP Share Issuance	33	1	3,235	—	—	—	—	3,236	—	3,236	—	—	—
Other	—	—	(1)	—	—	—	—	(1)	—	(1)	—	—	—
Balance at June 30, 2025	84,247	$11,700	$1,294,545	11,942	$(1,226,091)	$(31,603)	$1,622,535	$1,671,086	$19,205	$1,690,291	5,415	$87,985	$87,985

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
The Company is managed and reports results of operations in three reportable segments: Pipe, Infiltrator Water Technologies, LLC (“Infiltrator”) and International. The Company also reports the results of its Allied Products and all other business segments as Allied Products and Other.
Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2025 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2025 (“Fiscal 2025 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2025, the results of operations and cash flows for the three months ended June 30, 2025. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2025 Form 10-K.
Presentation - Prior period segment results and related disclosures have been recast to conform to the current year segment presentation. See “Note 13. Business Segment Information” for additional information.
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
Recent Accounting Guidance - There have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2025 Form 10-K that have significance, or potential significance, to the Condensed Consolidated Financial Statements.
2.LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
During the three months ended June 30, 2025, the Company recorded expense of $5.8 million related to the closure of one of the Company’s recycling facilities to optimize its recycling network.

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Accelerated depreciation	$1,764	$—
Severance	2,004	—
Impairment of right-of-use asset	1,267	—
Other exit and disposal costs	791	—
Exit and disposal activities	5,826	—
Loss on disposals of property, plant and equipment	1,198	292
Loss on disposal of assets and costs from exit and disposal activities	$7,024	$292

3.ACQUISITIONS
Acquisition of River Valley Pipe - On May 8, 2025, the Company completed its acquisition of the assets of River Valley Pipe LLC (“River Valley Pipe”), a privately-owned pipe manufacturing company located in the Midwest region of the United States. The preliminary fair value of consideration transferred was approximately $19.6 million. The acquisition was funded from cash on hand. River Valley Pipe will be included in the Pipe reportable segment.
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

(Amounts in thousands)	Initial Amount
Accounts receivable	$3,101
Inventory	3,027
Property, plant and equipment	6,986
Goodwill	4,964
Intangible assets	2,970
Other assets	75
Accounts payable	(1,227)
Accrued expenses	(285)
Other liabilities	(35)
Total fair value of consideration transferred	$19,576
The preliminary goodwill of $5.0 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Pipe.
The preliminary purchase price excludes transaction costs. During the three months ended June 30, 2025, the Company incurred $0.4 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income.
The identifiable intangible assets recorded in connection with the acquisition of River Valley Pipe are based on preliminary valuations including customer relationships and tradename totaling $3.0 million. The intangible assets will be amortized on a straight-line basis over their estimated useful lives.

(Amounts in thousands)	Preliminary fair value	Preliminary Useful Lives
Customer relationships	$2,600	10 years
Tradename	370	5 years
Total identifiable intangible assets	$2,970
The Company has excluded certain disclosures required under ASC 805, Business Combinations as they are not material to the financial statements.
4.REVENUE RECOGNITION
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

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
International
International - Pipe	$34,636	$43,927
International - Allied Products & Other	15,097	17,679
Total International	$49,733	$61,606
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	June 30, 2025	March 31, 2025
Contract asset - product returns	$1,555	$1,381
Refund liability	4,502	4,032
5.LEASES
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
6.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	June 30, 2025	March 31, 2025
Raw materials	$98,693	$105,146
Finished goods	355,002	383,123
Total inventories	$453,695	$488,269
7.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$143,922	$161,402
Weighted average number of common shares outstanding – Basic	77,641	77,540
Net income per common share – Basic	$1.85	$2.08
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$143,922	$161,402
Weighted average number of common shares outstanding – Basic	77,641	77,540
Assumed restricted stock	44	102
Assumed exercise of stock options	385	625
Assumed performance-based restricted stock units	52	15
Weighted average number of common shares outstanding – Diluted	78,122	78,282
Net income per common share – Diluted	$1.84	$2.06
Potentially dilutive securities excluded as anti-dilutive	21	3

8.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both June 30, 2025 and March 31, 2025, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of June 30, 2025. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of June 30, 2025 and March 31, 2025, there was no outstanding principal balance for the South American Joint Venture’s credit facility, including letters of credit.
9.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	June 30, 2025	March 31, 2025
Term Loan Facility	$411,500	$413,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	5,064	5,988
Total	1,266,564	1,269,238
Less: Unamortized debt issuance costs	(7,204)	(7,715)
Less: Current maturities	(9,310)	(9,934)
Long-term debt obligations	$1,250,050	$1,251,589
Senior Secured Credit Facilities - In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at June 30, 2025 and March 31, 2025 amounted to $10.1 million and $9.5 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Equipment Financing - The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.7% as of June 30, 2025. The current portion of the equipment financing is $2.3 million, and the long-term portion is $2.8 million at June 30, 2025.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	June 30, 2025		March 31, 2025
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$347,708	$350,000	$344,036	$350,000
Senior Notes due 2030	511,585	500,000	500,845	500,000
Equipment Financing	4,921	5,064	6,714	5,988
Total fair value	$864,214	$855,064	$851,595	$855,988
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
10.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of June 30, 2025. The Company also enters into equipment purchase contracts with manufacturers.
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
11.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2025 and 2024, the Company utilized an effective tax rate of 24.6% and 23.7%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three months ended June 30, 2025 and 2024. Additionally, the discrete income tax benefit related to the stock-based compensation windfall decreased the effective tax rate for the three months ended June 30, 2024.
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

	Three Months Ended June 30,
(In thousands)	2025	2024
Component of income before income taxes:
Cost of goods sold	$1,656	$1,341
Selling, general and administrative expenses	6,748	5,636
Total stock-based compensation expense	$8,404	$6,977
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended June 30,
(In thousands)	2025	2024
Stock-based compensation expense:
Stock Options	$1,790	$1,435
Restricted Stock	3,095	2,234
Performance-based Restricted Stock Units	2,424	2,224
Employee Stock Purchase Plan	648	546
Non-Employee Directors	447	538
Total stock-based compensation expense	$8,404	$6,977
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
Restricted Stock - During the three months ended June 30, 2025, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $11.9 million.
Options - During the three months ended June 30, 2025, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Three Months Ended June 30, 2025
Common stock price	$119.30
Expected stock price volatility	46.7%
Risk-free interest rate	4.2%
Weighted-average expected option life (years)	6
Dividend yield	0.60%

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

13.BUSINESS SEGMENT INFORMATION
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
In the first quarter of fiscal 2026, the Company realigned certain products used in wastewater applications to the Infiltrator reportable segment. The Company transitioned its ARC Septic Chambers from Allied Products & Other and certain pipe products used in wastewater applications from Pipe. Prior period segment information for fiscal 2025 has been recast to conform to the fiscal 2026 presentation.
The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	June 30, 2025			June 30, 2024
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$428,815	$(13,277)	$415,538	$441,142	$(14,754)	$426,388
Infiltrator	194,962	(16,609)	178,353	164,142	(16,840)	147,302
International	49,733	(1,242)	48,491	61,606	(3,901)	57,705
Total Reportable Segments	673,510	(31,128)	642,382	666,890	(35,495)	631,395
Allied Products & Other	191,170	(3,672)	187,498	188,526	(4,585)	183,941
Intersegment Eliminations	(34,800)	34,800	—	(40,080)	40,080	—
Total Consolidated	$829,880	$—	$829,880	$815,336	$—	$815,336
Reconciliation of Gross Profit to Segment Adjusted Gross Profit - The Company calculates Segment Adjusted Gross Profit as Net sales less costs of goods sold excluding depreciation and amortization, stock-based compensation and certain other expenses. The following table reconciles the Segment Adjusted Gross Profit to Gross Profit:

	Three Months Ended June 30,
(In thousands)	2025	2024
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$330,438	$332,454
Depreciation and Amortization	33,512	27,212
Stock-based compensation expense	1,656	1,341
Total Segment Adjusted Gross Profit	$365,606	$361,007
Significant Segment Expenses - The Company has identified Cost of Goods Sold as a significant expense category. The following tables set forth reportable segment information with respect to significant segment expenses and the reconciliation of Net Sales to Adjusted Gross Profit for the periods presented:

	2025
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$428,815	$319,310	$(24,600)	$134,105
Infiltrator	194,962	97,251	(6,622)	104,333
International	49,733	37,337	(1,712)	14,108
Total Reportable Segments	673,510	453,898	(32,934)	252,546
Allied Products & Other	191,170	79,588	(2,234)	113,816
Intersegment Eliminations	(34,800)	(34,044)	—	(756)
Total Consolidated	$829,880	$499,442	$(35,168)	$365,606

	2024
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$441,142	$320,360	$(19,185)	$139,967
Infiltrator	164,142	77,535	(6,297)	92,904
International	61,606	43,309	(1,366)	19,663
Total Reportable Segments	666,890	441,204	(26,848)	252,534
Allied Products & Other	188,526	80,788	(1,705)	109,443
Intersegment Eliminations	(40,080)	(39,110)	—	(970)
Total Consolidated	$815,336	$482,882	$(28,553)	$361,007
(a)     Depreciation, Amortization and Other are included to reconcile to Adjusted Gross Profit and include Depreciation and Amortization and Stock-based compensation expense.
The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended June 30,
(In thousands)	2025	2024
Depreciation and Amortization(a)
Pipe	$23,126	$17,965
Infiltrator	6,476	6,195
International	1,689	1,365
Allied Products & Other(b)	18,937	15,573
Total	$50,228	$41,098
Capital Expenditures
Pipe	$31,916	$35,488
Infiltrator	5,735	3,604
International	1,897	1,191
Allied Products & Other(b)	13,050	17,432
Total	$52,598	$57,715
(a)Includes depreciation and amortization in both Cost of goods sold and Operating expenses.
(b)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

14.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the three months ended June 30 were as follows:

(In thousands)	2025	2024
Supplemental disclosures of cash flow information - cash paid:
Cash paid for income taxes	$722	$839
Cash paid for interest	9,823	10,019
Supplemental disclosures of noncash investing and financing activities:
Repurchase of common stock pending settlement	—	810
ESPP share issuance	3,236	2,964
Acquisition of property, plant and equipment under finance lease	21,248	27,896
Balance in accounts payable for the acquisition of property, plant and equipment	24,290	32,885

15.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.18 per share of common stock. The dividend is payable on September 15, 2025, to stockholders of record at the close of business on August 29, 2025.
Sale of Property - In July 2025, ADS completed the sale of a property held-for-sale, for $25.5 million which resulted in a gain on disposal of assets of $17.0 million.

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
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2026 refers to fiscal 2026, which is the period from April 1, 2025 to March 31, 2026.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2025 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2025. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section entitled “Forward-Looking Statements.”
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
Executive Summary
First Quarter Fiscal 2026 Results
•Net sales increased 1.8% to $829.9 million
•Net income decreased 11.2% to $144.1 million
•Net income per diluted share decreased 10.7% to $1.84
•Adjusted EBITDA, a non-GAAP measure, increased 1.0% to $278.2 million
Net sales increased $14.5 million, or 1.8%, to $829.9 million, as compared to $815.3 million in the prior year quarter. Domestic pipe sales decreased $10.9 million, or 2.5%, to $415.5 million. Domestic allied products & other sales increased $3.6 million, or 1.9%, to $187.5 million. Infiltrator sales increased $31.1 million, or 21.1%, to $178.4 million. The overall increase in domestic Net sales was primarily driven by acquisitions, as well as growth in the non-residential and residential construction end markets. International sales decreased $9.2 million, or 16.0%, to $48.5 million.
Gross profit decreased $2.0 million, or 0.6%, to $330.4 million as compared to $332.5 million in the prior year. The decrease in gross profit is primarily driven by unfavorable pricing and material cost, as well as the mix impact from the inclusion of Orenco. This unfavorability was partially offset by favorable volume, price/cost and mix of construction market and Infiltrator sales.
Selling, general and administrative expenses increased $9.9 million, or 10.5% to $104.0 million, as compared to $94.1 million in the prior year. As a percentage of Net sales, selling, general and administrative expenses increased to 12.5% as compared to 11.5% in the prior year, primarily driven by the acquisition of Orenco.
Adjusted EBITDA, a non-GAAP measure, increased $2.7 million, or 1.0%, to $278.2 million, as compared to $275.5 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 33.5% as compared to 33.8% in the prior year.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended June 30,
(In thousands)	2025		2024
Net sales	$829,880	100.0%	$815,336	100.0%
Cost of goods sold	499,442	60.2	482,882	59.2
Gross profit	330,438	39.8	332,454	40.8
Selling, general and administrative	103,961	12.5	94,052	11.5
Loss on disposal of assets and costs from exit and disposal activities	7,024	0.8	292	—
Intangible amortization	13,707	1.7	11,895	1.5
Income from operations	205,746	24.8	226,215	27.7
Interest expense	23,029	2.8	22,824	2.8
Interest income and other, net	(6,705)	(0.8)	(7,116)	(0.9)
Income before income taxes	189,422	22.8	210,507	25.8
Income tax expense	46,674	5.6	49,886	6.1
Equity in net income of unconsolidated affiliates	(1,343)	(0.2)	(1,701)	(0.2)
Net income	144,091	17.4	162,322	19.9
Less: net income attributable to noncontrolling interest	169	—	920	0.1
Net income attributable to ADS	$143,922	17.3%	$161,402	19.8%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended June 30, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$415,538	$426,388	$(10,850)	(2.5)%
Infiltrator	178,353	147,302	31,051	21.1
International	48,491	57,705	(9,214)	(16.0)
Allied Products & Other	187,498	183,941	3,557	1.9
Total Consolidated	$829,880	$815,336	$14,544	1.8%

Our consolidated Net sales for the three months ended June 30, 2025 increased by $14.5 million, or 1.8%, compared to the same period in fiscal 2025. The overall decrease in domestic Pipe Net sales was primarily driven by demand in the infrastructure end market partially offset by improvement in the non-residential market. Net sales of $30.0 million of Orenco drove the increase in Net sales for Infiltrator. For the International segment, the decrease was driven by decreased volume.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended June 30, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$109,505	$120,782	$(11,277)	(9.3)%
Infiltrator	97,711	86,607	11,104	12.8
International	12,396	18,297	(5,901)	(32.3)
Allied Products & Other	111,582	107,738	3,844	3.6
Intersegment eliminations	(756)	(970)	214	(22.1)
Total gross profit	$330,438	$332,454	$(2,016)	(0.6)%
Our consolidated Cost of goods sold for the three months ended June 30, 2025 increased by $16.6 million, or 3.4%, and our consolidated Gross profit decreased by $2.0 million, or 0.6%, compared to the same period in fiscal 2025. The decrease in gross profit for Domestic Pipe is primarily driven by unfavorable fixed cost absorption, partially offset by material cost. The increase in gross profit for Infiltrator was primarily driven by Orenco. For the International segment, the decrease was driven by decreased volume.
Selling, general and administrative expenses

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Selling, general and administrative expenses	$103,961	$94,052
% of Net sales	12.5%	11.5%

Selling, general and administrative expenses for the three months ended June 30, 2025 increased $9.9 million from the same period in fiscal 2025 and as a percentage of Net sales, increased by 1.0%. The increase in selling, general and administrative expenses was primarily due to the operating expenses of Orenco.
Interest expense - Interest expense increased $0.2 million in the three months ended June 30, 2025 compared to the same period in the previous fiscal year. The increase was primarily due to an increase in interest rates.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended June 30,
	2025	2024
Effective tax rate	24.6%	23.7%
The change in the effective tax rate for the three months ended June 30, 2025 was primarily related to the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 11. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended June 30,
(In thousands)	2025	2024
Net income	$144,091	$162,322
Depreciation and amortization	50,228	41,098
Interest expense	23,029	22,824
Income tax expense	46,674	49,886
EBITDA	264,022	276,130
Restructuring and realignment expense(a)	9,993	292
Stock-based compensation expense	8,404	6,977
Transaction costs(b)	807	10
Interest income	(5,405)	(6,565)
Other adjustments(c)	346	(1,346)
Adjusted EBITDA	$278,167	$275,498
Adjusted EBITDA Margin	33.5%	33.8%

(a)Includes Loss on disposal of assets and costs from exit and disposal activities, which includes costs associated with plant closures, as well as professional fees incurred in connection with supporting enterprise-wide restructuring and realignment initiatives.
(b)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(c)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, and the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$274,977	$183,426
Capital expenditures	(52,598)	(57,715)
Free Cash Flow	$222,379	$125,711

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	June 30, 2025
Total debt (debt and finance lease obligations)	$1,430,243
Cash	638,268
Net debt (total debt less cash)	791,975
Leverage Ratio	0.9
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	June 30, 2025
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(10,133)
Revolver available liquidity	$589,867
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
As of June 30, 2025, we had $16.0 million in cash that was held by our foreign subsidiaries, including $9.4 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of June 30, 2025, we had $1,228.1 million in liquidity, including $638.3 million of cash and $589.9 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital increased to $1,045.4 million as of June 30, 2025, from $926.4 million as of March 31, 2025. The increase in working capital is primarily due to increased cash on hand and the seasonality of accounts receivable offset by changes in inventory and accrued liabilities due to the timing of tax and rebate payments.

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$274,977	$183,426
Net cash used in investing activities	(69,934)	(57,217)
Net cash used in financing activities	(31,132)	(73,895)
Operating Cash Flows - Cash flows from operating activities increased $91.6 million during the three months ended June 30, 2025 primarily driven by changes in working capital.
Investing Cash Flows - Cash flows used in investing activities during the three months ended June 30, 2025 increased by $12.7 million compared to the same period in fiscal 2025. The increase in cash used in investing activities was due to the acquisition of River Valley Pipe.
Capital expenditures totaled $52.6 million and $57.7 million for the three months ended June 30, 2025 and 2024, respectively. Our capital expenditures for the three months ended June 30, 2025 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $21.2 million of property, plant and equipment under finance leases, which includes material handling transportation equipment to update our fleet of forklifts, trucks and trailers.
We currently anticipate that we will make capital expenditures of approximately $200 million to $225 million in fiscal year 2026, including approximately $105 million of open orders as of June 30, 2025. Such capital expenditures are expected to be financed using funds generated by operations.

Financing Cash Flows - During the three months ended June 30, 2025, cash used in financing activities included $14.0 million of dividend payments, $8.3 million of payments of finance lease obligations and $6.7 million for shares withheld for tax purposes.
During the three months ended June 30, 2024, cash used in financing activities included the repurchase of common stock of $49.2 million, $12.4 million of dividend payments, and $10.6 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2025 Form 10-K. We are in compliance with our debt covenants as of June 30, 2025.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2025, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2025 Form 10-K, except as disclosed in “Note 1. Background and Summary of Significant Accounting Policies.”
Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2025 Form 10-K except as disclosed below.
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.1 million based on our borrowings as of June 30, 2025. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.1 million, for the twelve months ended June 30, 2025.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A.     Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2025 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2025 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Form 10-Q.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchases of common stock will be made in accordance with applicable securities laws. During the three months ended June 30, 2025, the Company did not repurchase any shares of common stock. As of June 30, 2025, approximately $147.7 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2025

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer