Form 10-Q
period 2025-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2025-11-06
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had 77,764,487 shares of common stock outstanding, which excludes 211,444 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions or doing so within the intended timeframe, including our ability to successfully complete the acquisition of National Diversified Sales (“NDS”) and to integrate NDS into our business;
•risks that the acquisition of NDS may involve unexpected costs, liabilities or delays, risks that the cost savings and synergies from the acquisition of NDS may not be fully realized,
•the effect of any claims, litigation, investigations or proceedings, including those described under “Part II - Item 1. Legal Proceedings” of this Form 10-Q;
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash	$812,862	$463,319
Receivables (less allowance for doubtful accounts of $7,830 and $7,684, respectively)	400,459	333,221
Inventories	423,778	488,269
Other current assets	35,813	39,974
Total current assets	1,672,912	1,324,783
Property, plant and equipment, net	1,110,883	1,051,040
Other assets:
Goodwill	725,279	720,223
Intangible assets, net	423,787	448,060
Other assets	146,428	146,254
Total assets	$4,079,289	$3,690,360
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$8,660	$9,934
Current maturities of finance lease obligations	40,818	33,143
Accounts payable	225,946	218,024
Other accrued liabilities	190,069	137,295
Accrued income taxes	15,370	—
Total current liabilities	480,863	398,396
Long-term debt obligations (less unamortized debt issuance costs of $6,693 and $7,715, respectively)	1,248,506	1,251,589
Long-term finance lease obligations	133,020	131,000
Deferred tax liabilities	206,929	190,416
Other liabilities	80,860	83,171
Total liabilities	2,150,178	2,054,572
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 5,082 and 5,702 shares outstanding, respectively	82,574	92,652
Total mezzanine equity	82,574	92,652
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 84,602 and 83,750 shares issued, respectively; 72,660 and 71,864 shares outstanding, respectively	11,703	11,694
Paid-in capital	1,309,458	1,277,694
Common stock in treasury, at cost	(1,226,102)	(1,219,408)
Accumulated other comprehensive loss	(33,248)	(37,178)
Retained earnings	1,764,512	1,492,634
Total ADS stockholders’ equity	1,826,323	1,525,436
Noncontrolling interest in subsidiaries	20,214	17,700
Total stockholders’ equity	1,846,537	1,543,136
Total liabilities, mezzanine equity and stockholders’ equity	$4,079,289	$3,690,360
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales	$850,381	$782,610	$1,680,261	$1,597,946
Cost of goods sold	510,249	488,669	1,009,691	971,551
Gross profit	340,132	293,941	670,570	626,395
Operating expenses:
Selling, general and administrative	119,224	94,132	223,185	188,184
(Gain) loss on disposal of assets and costs from exit and disposal activities	(15,926)	617	(8,902)	909
Intangible amortization	13,539	11,816	27,246	23,711
Income from operations	223,295	187,376	429,041	413,591
Other expense:
Interest expense	23,116	23,156	46,145	45,980
Interest income and other, net	(8,012)	(6,956)	(14,717)	(14,072)
Income before income taxes	208,191	171,176	397,613	381,683
Income tax expense	52,399	40,920	99,073	90,806
Equity in net income of unconsolidated affiliates	(708)	(918)	(2,051)	(2,619)
Net income	156,500	131,174	300,591	293,496
Less: net income attributable to noncontrolling interest	483	792	652	1,712
Net income attributable to ADS	$156,017	$130,382	$299,939	$291,784
Weighted average common shares outstanding:
Basic	77,752	77,542	77,697	77,541
Diluted	78,310	78,110	78,240	78,194
Net income per share:
Basic	$2.01	$1.68	$3.86	$3.76
Diluted	$1.99	$1.67	$3.83	$3.73
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$156,500	$131,174	$300,591	$293,496
Currency translation income (loss)	(1,119)	(46)	5,792	(3,795)
Comprehensive income	155,381	131,128	306,383	289,701
Less: other comprehensive income (loss) attributable to noncontrolling interest	526	(1,148)	1,862	(2,936)
Less: net income attributable to noncontrolling interest	483	792	652	1,712
Total comprehensive income attributable to ADS	$154,372	$131,484	$303,869	$290,925
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$300,591	$293,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,921	85,905
Deferred income taxes	15,226	(2,270)
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,902)	909
Stock-based compensation	16,981	13,960
Amortization of deferred financing charges	1,022	1,022
Fair market value adjustments to derivatives	(252)	1,024
Equity in net income of unconsolidated affiliates	(2,051)	(2,619)
Other operating activities	778	(6,124)
Changes in working capital:
Receivables	(62,649)	(35,565)
Inventories	69,516	(24,750)
Prepaid expenses and other current assets	(3,514)	(4,804)
Accounts payable, accrued expenses, and other liabilities	78,176	30,142
Net cash provided by operating activities	509,843	350,326
Cash Flows from Investing Activities
Capital expenditures	(111,018)	(112,182)
Proceeds from disposal of assets	26,474	640
Acquisitions, net of cash acquired	(18,558)	—
Other investing activities	(2,241)	—
Net cash used in investing activities	(105,343)	(111,542)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(3,500)	(3,500)
Payments on Equipment Financing	(1,885)	(2,665)
Payments on finance lease obligations	(17,171)	(11,756)
Repurchase of common stock	—	(69,922)
Cash dividends paid	(28,085)	(24,917)
Proceeds from exercise of stock options	1,482	8,694
Payment of withholding taxes on vesting of restricted stock units	(6,694)	(10,576)
Other financing activities	—	2
Net cash used in financing activities	(55,853)	(114,640)
Effect of exchange rate changes on cash	1,017	(1,142)
Net change in cash	349,664	123,002
Cash and restricted cash at beginning of period	469,271	495,848
Cash and restricted cash at end of period	$818,935	$618,850

RECONCILIATION TO BALANCE SHEET
Cash	$812,862	$613,020
Restricted cash (included in Other current assets and Other assets in the Condensed Consolidated Balance Sheets)	6,073	5,830
Total cash and restricted cash	$818,935	$618,850
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at July 1, 2024	82,973	$11,687	$1,241,525	11,775	$(1,199,469)	$(31,791)	$1,241,161	$1,263,113	$17,934	$1,281,047	6,386	$103,766	$103,766
Net income	—	—	—	—	—	—	130,382	130,382	792	131,174	—	—	—
Other comprehensive loss	—	—	—	—	—	1,102	—	1,102	(1,148)	(46)	—	—	—
Common stock dividends ($0.16 per share)	—	—	—	—	—	—	(12,443)	(12,443)	—	(12,443)	—	—	—
Share repurchases	—	—	—	120	(19,950)	—	—	(19,950)	—	(19,950)	—	—	—
KSOP redeemable common stock conversion	341	3	5,532	—	—	—	—	5,535	—	5,535	(341)	(5,535)	(5,535)
Exercise of common stock options	26	—	1,716	—	—	—	—	1,716	—	1,716	—	—	—
Restricted stock awards	19	—	—	1	(19)	—	—	(19)	—	(19)	—	—	—
Stock-based compensation expense	—	—	6,983	—	—	—	—	6,983	—	6,983	—	—	—
Other	—	—	38	—	—	—	—	38	—	38	—	—	—
Balance at September 30, 2024	83,359	$11,690	$1,255,794	11,896	$(1,219,438)	$(30,689)	$1,359,100	$1,376,457	$17,578	$1,394,035	6,045	$98,231	$98,231
Balance at April 1, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	$108,584	$108,584
Net income	—	—	—	—	—	—	291,784	291,784	1,712	293,496	—	—	—
Other comprehensive income	—	—	—	—	—	(859)	—	(859)	(2,936)	(3,795)	—	—	—
Common stock dividends ($0.32 per share)	—	—	—	—	—	—	(24,892)	(24,892)	—	(24,892)	—	—	—
Share repurchases	—	—	—	420	(68,283)	—	—	(68,283)	—	(68,283)	—	—	—
KSOP redeemable common stock conversion	637	6	10,347	—	—	—	—	10,353	—	10,353	(637)	(10,353)	(10,353)
Exercise of common stock options	223	2	8,692	—	—	—	—	8,694	—	8,694	—	—	—
Restricted stock awards	98	1	—	27	(4,640)	—	—	(4,639)	—	(4,639)	—	—	—
Performance-based restricted stock units	93	1	—	34	(5,937)	—	—	(5,936)	—	(5,936)	—	—	—
Stock-based compensation expense	—	—	13,960	—	—	—	—	13,960	—	13,960	—	—	—
ESPP Share Issuance	25	1	2,963	—	—	—	—	2,964	—	2,964	—	—	—
Other	—	—	(2)	—	—	—	—	(2)	—	(2)	—	—	—
Balance at September 30, 2024	83,359	$11,690	$1,255,794	11,896	$(1,219,438)	$(30,689)	$1,359,100	$1,376,457	$17,578	$1,394,035	6,045	$98,231	$98,231

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital		Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity		Non- controlling Interest in Subsidiaries		Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount			Shares	Amount								Shares	Amount
Balance at July 1, 2025	84,247	$11,700	$1,294,545		11,942	$(1,226,091)	$(31,603)	$1,622,535	$1,671,086		$19,205		$1,690,291	5,415	$87,985	$87,985
Net income	—	—	—		—	—	—	156,017	156,017		483		156,500	—	—	—
Other comprehensive loss	—	—	—		—	—	(1,645)	—	(1,645)		526		(1,119)	—	—	—
Common stock dividends ($0.18 per share)	—	—	—		—	—	—	(14,040)	(14,040)		—		(14,040)	—	—	—
KSOP redeemable common stock conversion	333	3	5,408		—	—	—	—	5,411		—		5,411	(333)	(5,411)	(5,411)
Exercise of common stock options	11	—	933		—	—	—	—	933		—		933	—	—	—
Restricted stock awards	11	—	—		—	(11)	—	—	(11)		—		(11)	—	—	—
Stock-based compensation expense	—	—	8,577		—	—	—	—	8,577		—		8,577	—	—	—
Other	—	—	(5)		—	—	—	—	(5)		—		(5)	—	—	—
Balance at September 30, 2025	84,602	$11,703	$1,309,458		11,942	$(1,226,102)	$(33,248)	$1,764,512	$1,826,323		$20,214		$1,846,537	5,082	$82,574	$82,574
Balance at April 1, 2025	83,750	$11,694	$1,277,694		11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436		$17,700		$1,543,136	5,702	$92,652	$92,652
Net income	—	—	—		—	—	—	299,939	299,939		652		300,591	—	—	—
Other comprehensive income	—	—	—		—	—	3,930	—	3,930		1,862		5,792	—	—	—
Common stock dividends ($0.36 per share)	—	—	—		—	—	—	(28,061)	(28,061)		—		(28,061)	—	—	—
KSOP redeemable common stock conversion	620	6	10,072		—	—	—	—	10,078		—		10,078	(620)	(10,078)	(10,078)
Exercise of common stock options	21	—	1,482		—	—	—	—	1,482		—		1,482	—	—	—
Restricted stock awards	95	1	—		28	(3,227)	—	—	(3,226)		—		(3,226)	—	—	—
Performance-based restricted stock units	83	1	—		28	(3,467)	—	—	(3,466)		—		(3,466)	—	—	—
Stock-based compensation expense	—	—	16,981		—	—	—	—	16,981		—		16,981	—	—	—
ESPP Share Issuance	33	1	3,235		—	—	—	—	3,236		—		3,236	—	—	—
Other	—	—	(6)		—	—	—	—	(6)		—		(6)	—	—	—
Balance at September 30, 2025	84,602	$11,703	$1,309,458	—	11,942	$(1,226,102)	$(33,248)	$1,764,512	$1,826,323	—	$20,214	—	$1,846,537	5,082	$82,574	$82,574

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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2025 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2025 (“Fiscal 2025 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2025, the results of operations for the three and six months ended September 30, 2025 and cash flows for the six months ended September 30, 2025. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2025 Form 10-K.
Presentation - Prior period segment results and related disclosures have been recast to conform to the current period segment presentation. See “Note 13. Business Segment Information” for additional information.
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
Recent Accounting Guidance
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued an accounting standards update (“ASU”) which amends Accounting Standards Codification (“ASC”) 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. An entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. The ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance is to be applied prospectively. The Company is currently evaluating the impact this standard will have on the Condensed Consolidated Financial Statements.
Accounting for and Disclosure of Software Costs - In September 2025, the FASB issued an ASU which amends certain aspects of ASC 350-40. The amended guidance eliminates project stages and requires capitalizing software costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Condensed Consolidated Financial Statements.

Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2025 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.
2.RESTRUCTURING AND (GAIN) LOSS ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
In fiscal 2026, the Company undertook certain restructuring and realignment activities (the “2026 Restructuring Plan”) to optimize the Company’s production, recycling and distribution network. Under the 2026 Restructuring Plan, during the three and six months ended September 30, 2025, the Company recorded expense of $7.2 million and $16.0 million, respectively, related to the closure of one of the Company’s recycling facilities to optimize its recycling network, one offsite storage location and one distribution yard. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activities included in Restructuring and realignment expense during the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
(Gain) loss on disposal of assets and costs from exit and disposal activities:
Accelerated depreciation	$—	$—	$1,764	$—
Severance	(150)	—	1,854	—
Impairment of right-of-use assets	853	—	2,120	—
Other exit and disposal costs	1,015	—	1,806	—
Selling, general and administrative expenses:
Realignment expenses	5,453	—	8,422	—
Total 2026 Restructuring Plan activities	$7,171	—	$15,966	—
The costs incurred under the 2026 Restructuring Plan to date are classified as operating expenses and not allocated to a segment. During the three and six months ended September 30, 2025, the Company recorded accelerated depreciation, severance costs, impairment of right-of-use lease assets and other exit and disposal costs. Other exit and disposal activities include legal and professional fees, inventory and equipment transfer costs and other costs.
The following table summarizes the restructuring liability for the periods presented:

(In thousands)	2025
Accrual balance at April 1	$—
Costs incurred	15,966
Non-cash charges	(3,884)
Expenses paid	(7,845)
Accrual balance at end of period	$4,237
The restructuring liability is recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet.
(Gain) Loss on Disposal of Assets and Costs From Exit and Disposal Activities - The Company recorded $17.6 million and $16.4 million gain on disposal of assets in the three and six months ended September 30, 2025, respectively. The sale of properties previously held-for-sale resulted in the gain of $18.1 million. The remaining balance is due to the sale or disposal of other property, plant and equipment.
3.ACQUISITIONS
Acquisition of Orenco - On October 1, 2024, the Company’s wholly-owned subsidiary, Infiltrator, completed the acquisition of Orenco Systems, Inc. (“Orenco”), a leading manufacturer of decentralized wastewater management products serving residential and non-residential end markets. The fair value of consideration transferred was approximately $236.3 million, which represented the purchase price of $255.0 million, net of cash acquired of $18.7 million. The purchase price excludes transactions costs. The acquisition was funded from cash on hand. Orenco will be included in the Infiltrator reportable segment.

The following table summarizes the consideration transferred and the purchase price allocation of assets acquired and liabilities assumed:

(Amounts in thousands)	Amount	Valuation Adjustments	Final Amount
Accounts receivable	$12,117	$—	$12,117
Inventory	15,651	—	15,651
Other current assets	219	—	219
Property, plant and equipment	7,305	—	7,305
Goodwill	103,676	555	104,231
Intangible assets	148,000	—	148,000
Other assets	9,041	—	9,041
Accounts payable	(3,618)	—	(3,618)
Accrued expenses	(15,823)	—	(15,823)
Deferred tax liabilities	(34,531)	(1,572)	(36,103)
Other liabilities	(4,727)	—	(4,727)
Total fair value of consideration transferred	$237,310	$(1,017)	$236,293
The goodwill of $104.2 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to Infiltrator.
Acquisition of River Valley Pipe - On May 8, 2025, the Company completed its acquisition of the assets of River Valley Pipe LLC (“River Valley Pipe”), a privately-owned pipe manufacturing company located in the Midwest region of the United States. The preliminary fair value of consideration transferred was approximately $18.8 million. The acquisition was funded from cash on hand. River Valley Pipe will be included in the Pipe reportable segment.
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

(Amounts in thousands)	Initial Amount	Valuation Adjustments	Final Amount
Accounts receivable	$3,101	$—	$3,101
Inventory	3,027	—	3,027
Property, plant and equipment	6,986	—	6,986
Goodwill	4,964	(793)	4,171
Intangible assets	2,970	—	2,970
Other assets	75		75
Accounts payable	(1,227)	—	(1,227)
Accrued expenses	(285)	—	(285)
Other liabilities	(35)	—	(35)
Total fair value of consideration transferred	$19,576	$(793)	$18,783
The preliminary goodwill of $4.2 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Pipe.
The preliminary purchase price excludes transaction costs. During the six months ended September 30, 2025, the Company incurred $0.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income.
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
Potential Acquisition of National Diversified Sales (“NDS”) - On September 23, 2025, the Company entered into a definitive stock purchase agreement under which ADS will acquire the outstanding capital stock of certain indirect subsidiaries, which comprise substantially all of the water management business of Norma Group SE, known as NDS. The acquisition is an all cash transaction for consideration of approximately $1.0 billion, subject to certain purchase price adjustments. The transaction is expected to close in the first quarter of calendar year 2026 and is subject to customary closing conditions, including receipt of required regulatory approvals.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
International
International - Pipe	$41,613	$44,445	$76,249	$88,372
International - Allied Products & Other	18,340	15,613	33,437	33,292
Total International	$59,953	$60,058	$109,686	$121,664
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	September 30, 2025	March 31, 2025
Contract asset - product returns	$1,852	$1,381
Refund liability	5,686	4,032
5.LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 11 years. A portion of the Company’s yard leases include an option to extend the leases for up to five years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities.

6.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	September 30, 2025	March 31, 2025
Raw materials	$93,576	$105,146
Finished goods	330,202	383,123
Total inventories	$423,778	$488,269
7.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$156,017	$130,382	$299,939	$291,784
Weighted average number of common shares outstanding – Basic	77,752	77,542	77,697	77,541
Net income per common share – Basic	$2.01	$1.68	$3.86	$3.76
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$156,017	$130,382	$299,939	$291,784
Weighted average number of common shares outstanding – Basic	77,752	77,542	77,697	77,541
Assumed restricted stock	43	52	39	76
Assumed exercise of stock options	440	504	415	564
Assumed performance-based restricted stock units	75	12	89	13
Weighted average number of common shares outstanding – Diluted	78,310	78,110	78,240	78,194
Net income per common share – Diluted	$1.99	$1.67	$3.83	$3.73
Potentially dilutive securities excluded as anti-dilutive	50	7	53	11
8.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both September 30, 2025 and March 31, 2025, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of September 30, 2025. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of September 30, 2025 and March 31, 2025, there was no outstanding principal balance for the South American Joint Venture’s credit facility, including letters of credit.
9.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	September 30, 2025	March 31, 2025
Term Loan Facility	$409,750	$413,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Equipment Financing	4,109	5,988
Total	1,263,859	1,269,238
Less: Unamortized debt issuance costs	(6,693)	(7,715)
Less: Current maturities	(8,660)	(9,934)
Long-term debt obligations	$1,248,506	$1,251,589
Senior Secured Credit Facility - In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. Letters of credit outstanding at September 30, 2025 and March 31, 2025 amounted to $10.1 million and $9.5 million, respectively, and reduced the availability of the Revolving Credit Facility.
The maturity date of the Term Loan Facility is September 24, 2026. As of September 30, 2025, the Company has continued to classify the Term Loan Facility as long-term debt as the Company has the intent and the ability to refinance these borrowings on a long-term basis as supported by the available capacity under the Revolving Credit Facility.
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
Equipment Financing - The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.8% as of September 30, 2025. The current portion of the equipment financing is $1.7 million, and the long-term portion is $2.4 million at September 30, 2025.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	September 30, 2025		March 31, 2025
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$349,296	$350,000	$344,036	$350,000
Senior Notes due 2030	510,010	500,000	500,845	500,000
Equipment Financing	3,980	4,109	6,714	5,988
Total fair value	$863,286	$854,109	$851,595	$855,988
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
10.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of September 30, 2025. The Company also enters into equipment purchase contracts with manufacturers.
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
11.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2025 and 2024, the Company utilized an effective tax rate of 25.2% and 23.9%, respectively, to calculate its provision for income taxes. For the six months ended September 30, 2025 and 2024, the Company utilized an effective tax rate of 24.9% and 23.8%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and six months ended September 30, 2025 and 2024.
12. STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Component of income before income taxes:
Cost of goods sold	$1,914	$1,455	$3,570	$2,796
Selling, general and administrative expenses	6,663	5,528	13,411	11,164
Total stock-based compensation expense	$8,577	$6,983	$16,981	$13,960

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense:
Stock Options	$1,673	$1,563	$3,463	$2,998
Restricted Stock	3,204	2,655	6,299	4,889
Performance-based Restricted Stock Units	2,800	1,884	5,224	4,108
Employee Stock Purchase Plan	464	400	1,112	946
Non-Employee Directors	436	481	883	1,019
Total stock-based compensation expense	$8,577	$6,983	$16,981	$13,960
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
Restricted Stock - During the six months ended September 30, 2025, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $13.8 million.
Options - During the six months ended September 30, 2025, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Six Months Ended September 30, 2025
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$426,811	$(13,762)	$413,049	$420,989	$(14,611)	$406,378
Infiltrator	196,368	(16,652)	179,716	157,521	(13,923)	143,598
International	59,953	(1,296)	58,657	60,058	(3,505)	56,553
Total Reportable Segments	683,132	(31,710)	651,422	638,568	(32,039)	606,529
Allied Products & Other	202,851	(3,892)	198,959	180,118	(4,037)	176,081
Intersegment Eliminations	(35,602)	35,602	—	(36,076)	36,076	—
Total Consolidated	$850,381	$—	$850,381	$782,610	$—	$782,610

	Six Months Ended
	September 30, 2025			September 30, 2024
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$855,626	$(27,039)	$828,587	$862,131	$(29,365)	$832,766
Infiltrator	391,330	(33,261)	358,069	321,663	(30,763)	290,900
International	109,686	(2,538)	107,148	121,664	(7,406)	114,258
Total Reportable Segments	1,356,642	(62,838)	1,293,804	1,305,458	(67,534)	1,237,924
Allied Products & Other	394,021	(7,564)	386,457	368,644	(8,622)	360,022
Intersegment Eliminations	(70,402)	70,402	—	(76,156)	76,156	—
Total Consolidated	$1,680,261	$—	$1,680,261	$1,597,946	$—	$1,597,946
Reconciliation of Gross Profit to Segment Adjusted Gross Profit - The Company calculates Segment Adjusted Gross Profit as Net sales less costs of goods sold excluding depreciation and amortization, stock-based compensation and certain other expenses. The following table reconciles the Segment Adjusted Gross Profit to Gross Profit:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$340,132	$293,941	$670,570	$626,395
Depreciation and Amortization	38,019	30,536	71,531	57,748
Stock-based compensation expense	1,914	1,455	3,570	2,796
Total Segment Adjusted Gross Profit	$380,065	$325,932	$745,671	$686,939
Significant Segment Expenses - The Company has identified Cost of Goods Sold as a significant expense category. The following tables set forth reportable segment information with respect to significant segment expenses and the reconciliation of Net Sales to Adjusted Gross Profit for the periods presented:

	Three Months Ended September 30, 2025
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$426,811	$317,129	$(25,623)	$135,305
Infiltrator	196,368	100,525	(10,274)	106,117
International	59,953	44,256	(1,674)	17,371
Total Reportable Segments	683,132	461,910	(37,571)	258,793
Allied Products & Other	202,851	84,052	(2,362)	121,161
Intersegment Eliminations	(35,602)	(35,713)	—	111
Total Consolidated	$850,381	$510,249	$(39,933)	$380,065

	Three Months Ended September 30, 2024
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$420,989	$329,713	$(22,329)	$113,605
Infiltrator	157,521	71,812	(6,288)	91,997
International	60,058	44,187	(1,574)	17,445
Total Reportable Segments	638,568	445,712	(30,191)	223,047
Allied Products & Other	180,118	78,393	(1,800)	103,525
Intersegment Eliminations	(36,076)	(35,436)	—	(640)
Total Consolidated	$782,610	$488,669	$(31,991)	$325,932

	Six Months Ended September 30, 2025
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$855,626	$636,439	$(50,223)	$269,410
Infiltrator	391,330	197,776	(16,896)	210,450
International	109,686	81,593	(3,386)	31,479
Total Reportable Segments	1,356,642	915,808	(70,505)	511,339
Allied Products & Other	394,021	163,640	(4,596)	234,977
Intersegment Eliminations	(70,402)	(69,757)	—	(645)
Total Consolidated	$1,680,261	$1,009,691	$(75,101)	$745,671

	Six Months Ended September 30, 2024
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$862,131	$650,073	$(41,514)	$253,572
Infiltrator	321,663	149,347	(12,585)	184,901
International	121,664	87,496	(2,940)	37,108
Total Reportable Segments	1,305,458	886,916	(57,039)	475,581
Allied Products & Other	368,644	159,181	(3,505)	212,968
Intersegment Eliminations	(76,156)	(74,546)	—	(1,610)
Total Consolidated	$1,597,946	$971,551	$(60,544)	$686,939
(a)     Depreciation, Amortization and Other are included to reconcile to Adjusted Gross Profit and include Depreciation and Amortization and Stock-based compensation expense.

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Depreciation and Amortization(a)
Pipe	$23,916	$21,033	$47,042	$38,998
Infiltrator	10,097	6,164	16,573	12,359
International	1,657	1,556	3,346	2,921
Allied Products & Other(b)	19,023	16,054	37,960	31,627
Total	$54,693	$44,807	$104,921	$85,905
Capital Expenditures
Pipe	$31,729	$39,910	$63,645	$75,398
Infiltrator	11,994	1,915	17,729	5,519
International	4,651	2,126	6,548	3,317
Allied Products & Other(b)	10,046	10,516	23,096	27,948
Total	$58,420	$54,467	$111,018	$112,182
(a)Includes depreciation and amortization in both Cost of goods sold and Operating expenses.
(b)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

14.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the six months ended September 30 were as follows:

(In thousands)	2025	2024
Supplemental disclosures of cash flow information - cash paid:
Cash paid for income taxes	$55,650	$83,740
Cash paid for interest	42,765	45,192
Supplemental disclosures of noncash investing and financing activities:
Share repurchase excise tax accrual	—	83
ESPP share issuance	3,236	2,964
Acquisition of property, plant and equipment under finance lease	33,145	48,468
Balance in accounts payable for the acquisition of property, plant and equipment	27,255	28,354
15.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.18 per share of common stock. The dividend is payable on December 15, 2025, to stockholders of record at the close of business on December 1, 2025.

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
Executive Summary
Second Quarter Fiscal 2026 Results
•Net sales increased 8.7% to $850.4 million
•Net income increased 19.3% to $156.5 million
•Net income per diluted share increased 19.2% to $1.99
•Adjusted EBITDA, a non-GAAP measure, increased 17.1% to $287.5 million
Net sales increased $67.8 million, or 8.7%, to $850.4 million, as compared to $782.6 million in the prior year quarter. Domestic Pipe sales increased $6.7 million, or 1.6%, to $413.0 million. Domestic Allied Products & Other sales increased $22.9 million, or 13.0%, to $199.0 million. Infiltrator sales increased $36.1 million, or 25.2%, to $179.7 million. The overall increase in domestic Net sales was primarily driven by acquisitions, as well as growth in the non-residential and residential construction end markets. International sales increased $2.1 million, or 3.7%, to $58.7 million.

Gross profit increased $46.2 million, or 15.7%, to $340.1 million as compared to $293.9 million in the prior year. The increase in gross profit is primarily driven by volume growth, favorable price/cost, and favorable mix of Allied products and Infiltrator.

Selling, general and administrative expenses increased $25.1 million, or 26.7% to $119.2 million, as compared to $94.1 million in the prior year. As a percentage of Net sales, Selling, general and administrative expenses increased to 14.0% as compared to 12.0% in the prior year, primarily driven by the acquisition of Orenco, as well as transaction costs associated with the acquisition of NDS.
Adjusted EBITDA, a non-GAAP measure, increased $42.0 million, or 17.1%, to $287.5 million, as compared to $245.6 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 33.8% as compared to 31.4% in the prior year.
Year-to-date Fiscal 2026 Results
•Net sales increased 5.2% to $1,680.3 million
•Net income increased 2.4% to $300.6 million
•Net income per diluted share increased 2.7% to $3.83

•Adjusted EBITDA, a non-GAAP measure, increased 8.6% to $565.7 million

Net sales increased $82.3 million, or 5.2%, to $1,680.3 million, as compared to $1,597.9 million in the prior year. Domestic Pipe sales decreased $4.2 million to $828.6 million. Domestic Allied Products & Other sales increased $26.4 million, or 7.3%, to $386.5 million. Infiltrator sales increased $67.2 million, or 23.1%, to $358.1 million. The overall increase in domestic net sales was primarily driven by growth in the core non-residential and residential construction end markets. International sales decreased $7.1 million, or 6.2%, to $107.1 million.

Gross profit increased $44.2 million, or 7.1%, to $670.6 million as compared to $626.4 million in the prior year. The increase in gross profit is primarily driven by favorable volume, price/cost and mix of construction market and Infiltrator sales, partially offset by unfavorable fixed cost absorption as well as the mix impact from the inclusion of Orenco.

Selling, general and administrative expenses increased $35.0 million, or 18.6% to $223.2 million, as compared to $188.2 million. As a percentage of Net sales, Selling, general and administrative expense increased to 13.3% as compared to 11.8% in the prior year the acquisition of Orenco, as well as transaction costs associated with the acquisition of NDS.
Adjusted EBITDA, a non-GAAP measure, increased $44.7 million, or 8.6%, to $565.7 million, as compared to $521.0 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 33.7% as compared to 32.6% in the prior year.
Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended September 30,
(In thousands)	2025		2024
Net sales	$850,381	100.0%	$782,610	100.0%
Cost of goods sold	510,249	60.0	488,669	62.4
Gross profit	340,132	40.0	293,941	37.6
Selling, general and administrative	119,224	14.0	94,132	12.0
(Gain) loss on disposal of assets and costs from exit and disposal activities	(15,926)	(1.9)	617	0.1
Intangible amortization	13,539	1.6	11,816	1.5
Income from operations	223,295	26.3	187,376	23.9
Interest expense	23,116	2.7	23,156	3.0
Interest income and other, net	(8,012)	(0.9)	(6,956)	(0.9)
Income before income taxes	208,191	24.5	171,176	21.9
Income tax expense	52,399	6.2	40,920	5.2
Equity in net income of unconsolidated affiliates	(708)	(0.1)	(918)	(0.1)
Net income	156,500	18.4	131,174	16.8
Less: net income attributable to noncontrolling interest	483	0.1	792	0.1
Net income attributable to ADS	$156,017	18.3%	$130,382	16.7%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended September 30, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$413,049	$406,378	$6,671	1.6%
Infiltrator	179,716	143,598	36,118	25.2
International	58,657	56,553	2,104	3.7
Allied Products & Other	198,959	176,081	22,878	13.0
Total Consolidated	$850,381	$782,610	$67,771	8.7%

Our consolidated Net sales for the three months ended September 30, 2025 increased by $67.8 million, or 8.7%, compared to the same period in fiscal 2025. The overall increase in Domestic Pipe Net sales was primarily driven by volume of the non-residential construction market. Net sales of $26.4 million of Orenco and demand in the residential market drove the increase in Net sales for Infiltrator. Allied Products & Other increased due to demand in the residential and non-residential construction markets.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended September 30, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$109,682	$91,276	$18,406	20.2%
Infiltrator	95,843	85,709	10,134	11.8
International	15,697	15,871	(174)	(1.1)
Allied Products & Other	118,799	101,725	17,074	16.8
Intersegment eliminations	111	(640)	751	(117.3)
Total gross profit	$340,132	$293,941	$46,191	15.7%
Our consolidated Cost of goods sold for the three months ended September 30, 2025 increased by $21.6 million, or 4.4%, and our consolidated Gross profit increased by $46.2 million, or 15.7%, compared to the same period in fiscal 2025. The increase in gross profit for Domestic Pipe is primarily driven by favorable material costs, partially offset by manufacturing and transportation costs. The increase in gross profit for Infiltrator was primarily driven by Orenco.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024
Selling, general and administrative expenses	$119,224	$94,132
% of Net sales	14.0%	12.0%

Selling, general and administrative expenses for the three months ended September 30, 2025 increased $25.1 million from the same period in fiscal 2025 and as a percentage of Net sales, increased by 2.0%. The increase in Selling, general and administrative expenses was primarily due to realignment expenses of $5.5 million, transaction costs of $9.3 million and the operating expenses of Orenco.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The gain on disposal in fiscal 2026 was due to the sale of a property held-for-sale partially offset by exit and disposal activities. See “Note 2. Restructuring and (Gain) Loss on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended September 30,
	2025	2024
Effective tax rate	25.2%	23.9%
The change in the effective tax rate for the three months ended September 30, 2025 was primarily driven by the decrease of the discrete income tax benefit related to the stock-based compensation windfall and the additional tax expense recorded to adjust prior quarter income tax expense to the annual effective tax rate. See “Note 11. Income Taxes” for additional information.

Comparison of the Six Months Ended September 30, 2025 to the Six Months Ended September 30, 2024
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Six Months Ended September 30,
(In thousands)	2025		2024
Net sales	$1,680,261	100.0%	$1,597,946	100.0%
Cost of goods sold	1,009,691	60.1	971,551	60.8
Gross profit	670,570	39.9	626,395	39.2
Selling, general and administrative	223,185	13.3	188,184	11.8
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,902)	(0.5)	909	0.1
Intangible amortization	27,246	1.6	23,711	1.5
Income from operations	429,041	25.5	413,591	25.9
Interest expense	46,145	2.7	45,980	2.9
Interest income and other, net	(14,717)	(0.9)	(14,072)	(0.9)
Income before income taxes	397,613	23.7	381,683	23.9
Income tax expense	99,073	5.9	90,806	5.7
Equity in net income of unconsolidated affiliates	(2,051)	(0.1)	(2,619)	(0.2)
Net income	300,591	17.9	293,496	18.4
Less: net income attributable to noncontrolling interest	652	—	1,712	0.1
Net income attributable to ADS	$299,939	17.9%	$291,784	18.3%
Net sales - The following table presents Net sales to external customers by reportable segment for the six months ended September 30, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$828,587	$832,766	$(4,179)	(0.5)%
Infiltrator	358,069	290,900	67,169	23.1
International	107,148	114,258	(7,110)	(6.2)
Allied Products & Other	386,457	360,022	26,435	7.3
Total Consolidated	$1,680,261	$1,597,946	$82,315	5.2%
Our consolidated Net sales for the six months ended September 30, 2025 increased by $82.3 million, or 5.2%, compared to the same period in fiscal 2025. The overall decrease in Domestic Pipe Net sales was primarily driven by lower demand in the residential and infrastructure end markets partially offset by improved demand in the non-residential construction market. Net sales for Infiltrator were also driven by volume in the residential market and the acquisition of Orenco. For the international segment, the decrease was driven by decreased volume. Allied Products & Other increased due to demand in the residential and non-residential construction markets.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the six months ended September 30, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$219,187	$212,058	$7,129	3.4%
Infiltrator	193,554	172,316	21,238	12.3
International	28,093	34,168	(6,075)	(17.8)
Allied Products & Other	230,381	209,463	20,918	10.0
Intersegment eliminations	(645)	(1,610)	965	(59.9)
Total gross profit	$670,570	$626,395	$44,175	7.1%

Our consolidated Cost of goods sold for the six months ended September 30, 2025 increased by $38.1 million, or 3.9%, and our consolidated Gross profit increased by $44.2 million, or 7.1%, compared to the same period in fiscal 2025. The increase in gross profit for Domestic Pipe is primarily driven by favorable material cost partially offset by unfavorable fixed cost absorption. The increase in gross profit for Infiltrator was driven by volume and the acquisition of Orenco. For the International segment, the decrease was driven by decreased volume.
Selling, general and administrative expenses

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Selling, general and administrative expenses	$223,185	$188,184
% of Net sales	13.3%	11.8%
Selling, general and administrative expenses for six months ended September 30, 2025 increased $35.0 million from the same period in fiscal 2025 and as a percentage of Net sales, increased by 1.5%. The increase in Selling, general and administrative expenses was also due to realignment expenses of $8.4 million, transaction costs of $10.1 million and operating expenses for Orenco.
(Gain) loss on disposal of assets and costs from exit and disposal activities - The gain on disposal in fiscal 2026 was due to the sale of properties held-for-sale partially offset by exit and disposal activities. See “Note 2. Restructuring and Gain (Loss) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Income tax expense - The following table presents the effective tax rates for the six months ended September 30, 2025 and 2024.

	Six Months Ended September 30,
	2025	2024
Effective tax rate	24.9%	23.8%
The change in the effective tax rate for the six months ended September 30, 2025 was primarily driven by the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 11. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$156,500	$131,174	$300,591	$293,496
Depreciation and amortization	54,693	44,807	104,921	85,905
Interest expense	23,116	23,156	46,145	45,980
Income tax expense	52,399	40,920	99,073	90,806
EBITDA	286,708	240,057	550,730	516,187
Restructuring and realignment expense(a)	7,171	—	15,966	—
(Gain) loss on disposal of assets	(17,644)	617	(16,446)	909
Stock-based compensation expense	8,577	6,983	16,981	13,960
Transaction costs(b)	9,317	2,685	10,124	2,695
Interest income	(7,340)	(7,368)	(12,745)	(13,933)
Other adjustments(c)	743	2,576	1,089	1,230
Adjusted EBITDA	$287,532	$245,550	$565,699	$521,048
Adjusted EBITDA Margin	33.8%	31.4%	33.7%	32.6%
(a)Includes costs associated with closure of one recycling facility, one offsite storage location and one distribution yard, as well as professional fees incurred in connection with supporting enterprise-wide restructuring and realignment initiatives. Excludes gain on sale of properties previously held-for-sale and equipment. See “Note 2. Restructuring and Gain (Loss) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$509,843	$350,326
Capital expenditures	(111,018)	(112,182)
Free Cash Flow	$398,825	$238,144

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	September 30, 2025
Total debt (debt and finance lease obligations)	$1,431,004
Cash	812,862
Net debt (total debt less cash)	618,142
Leverage Ratio	0.7
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	September 30, 2025
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(10,133)
Revolver available liquidity	$589,867
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
As of September 30, 2025, we had $26.2 million in cash that was held by our foreign subsidiaries, including $15.8 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of September 30, 2025, we had $1,402.7 million in liquidity, including $812.9 million of cash and $589.9 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
As disclosed in “Note 3. Acquisitions”, we expect to fund our acquisition of NDS in the fourth fiscal quarter of 2026 with cash on hand and capacity on our existing Revolving Credit Facility.
Working Capital - Working capital increased to $1,192.0 million as of September 30, 2025, from $926.4 million as of March 31, 2025. The increase in working capital is primarily due to increased cash on hand and the seasonality of accounts receivable offset by changes in inventory and accrued liabilities due to the timing of tax and rebate payments.

	Six Months Ended September 30,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$509,843	$350,326
Net cash used in investing activities	(105,343)	(111,542)
Net cash used in financing activities	(55,853)	(114,640)
Operating Cash Flows - Cash flows from operating activities increased $159.5 million during the six months ended September 30, 2025 primarily driven by changes in working capital.
Investing Cash Flows - Cash flows used in investing activities during the six months ended September 30, 2025 decreased by $6.2 million compared to the same period in fiscal 2025. The decrease in cash used in investing activities was due to the proceeds from the sale of properties held-for-sale offset by the acquisition of River Valley Pipe.
Capital expenditures totaled $111.0 million and $112.2 million for the six months ended September 30, 2025 and 2024, respectively. Our capital expenditures for the six months ended September 30, 2025 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $33.1 million of property, plant and equipment under finance leases, which includes material handling transportation equipment to update our fleet of forklifts, trucks and trailers.

We currently anticipate that we will make capital expenditures of approximately $200 million to $225 million in fiscal year 2026, including approximately $80 million of open orders as of September 30, 2025. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the six months ended September 30, 2025, cash used in financing activities included $28.1 million of dividend payments, $17.2 million of payments of finance lease obligations and $6.7 million for shares withheld for tax purposes.
During the six months ended September 30, 2024, cash used in financing activities included the repurchase of common stock of $69.9 million, $24.9 million of dividend payments, $11.8 million of payments of finance lease obligations and $10.6 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2025 Form 10-K. We are in compliance with our debt covenants as of September 30, 2025.
As of September 30, 2025, we have $409.8 million of debt under our Term Loan facility maturing within twelve months on its scheduled maturity. We have classified this debt as long-term debt as we have the intent and the ability to refinance these borrowings on a long-term basis as supported by the available capacity under the Revolving Credit Facility.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2025, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.1 million based on our borrowings as of September 30, 2025. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.1 million, for the twelve months ended September 30, 2025.
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
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program. Repurchases of common stock will be made in accordance with applicable securities laws. During the three months ended September 30, 2025, the Company did not repurchase any shares of common stock. As of September 30, 2025, approximately $147.7 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1	Master Share Purchase Agreement between NORMA Group SE and Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 23, 2025).
31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2025

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer