Form 10-Q
period 2025-12-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2026-02-05
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-36557

ADVANCED DRAINAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0105665
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4024 Green Stripe Lane, Hilliard, Ohio 43026
(Address of Principal Executive Offices, Including Zip Code)
(800) 733-7473
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 29, 2026, the registrant had 77,895,585 shares of common stock outstanding, which excludes 209,197 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our actual consolidated results of operations, financial condition, liquidity and industry development are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Form 10-Q (including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include:
•fluctuations in the price and availability of resins and other raw materials, new tariff and international trade policies and our ability to pass any increased costs of raw materials and tariffs on to our customers;
•disruption or volatility in general business, political and economic conditions in the markets in which we operate;
•cyclicality and seasonality of the non-residential and residential construction markets and infrastructure spending;
•the risks of increasing competition in our existing and future markets;
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions or doing so within the intended timeframe, including our ability to successfully integrate National Diversified Sales (“NDS”) into our business;
•risks that the acquisition of NDS may involve unexpected costs, liabilities, risks that the cost savings and synergies from the acquisition of NDS may not be fully realized;
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
•our ability to assess and monitor the effects of artificial intelligence, machine learning, robotics and blockchain or other new approaches to data mining on our business and operations;
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash	$1,008,190	$463,319
Receivables (less allowance for doubtful accounts of $7,954 and $7,684, respectively)	237,594	333,221
Inventories	431,245	488,269
Other current assets	28,065	39,974
Total current assets	1,705,094	1,324,783
Property, plant and equipment, net	1,153,550	1,051,040
Other assets:
Goodwill	725,200	720,223
Intangible assets, net	410,286	448,060
Other assets	150,181	146,254
Total assets	$4,144,311	$3,690,360
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$6,458	$9,934
Current maturities of finance lease obligations	36,664	33,143
Accounts payable	168,884	218,024
Other accrued liabilities	193,865	137,295
Accrued income taxes	7,506	—
Total current liabilities	413,377	398,396
Long-term debt obligations (less unamortized debt issuance costs of $6,415 and $7,715, respectively)	1,275,701	1,251,589
Long-term finance lease obligations	126,847	131,000
Deferred tax liabilities	216,786	190,416
Other liabilities	82,583	83,171
Total liabilities	2,115,294	2,054,572
Commitments and contingencies (see Note 10)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 4,816 and 5,702 shares outstanding, respectively	78,252	92,652
Total mezzanine equity	78,252	92,652
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 85,004 and 83,750 shares issued, respectively; 73,060 and 71,864 shares outstanding, respectively	11,707	11,694
Paid-in capital	1,329,164	1,277,694
Common stock in treasury, at cost	(1,226,454)	(1,219,408)
Accumulated other comprehensive loss	(30,197)	(37,178)
Retained earnings	1,844,101	1,492,634
Total ADS stockholders’ equity	1,928,321	1,525,436
Noncontrolling interest in subsidiaries	22,444	17,700
Total stockholders’ equity	1,950,765	1,543,136
Total liabilities, mezzanine equity and stockholders’ equity	$4,144,311	$3,690,360
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net sales	$693,354	$690,538	$2,373,615	$2,288,484
Cost of goods sold	434,202	448,944	1,443,893	1,420,495
Gross profit	259,152	241,594	929,722	867,989
Operating expenses:
Selling, general and administrative	108,742	100,778	331,927	288,962
Loss (gain) on disposal of assets and costs from exit and disposal activities	87	(477)	(8,815)	432
Intangible amortization	13,500	14,429	40,746	38,140
Income from operations	136,823	126,864	565,864	540,455
Other expense:
Interest expense	22,579	23,094	68,724	69,074
Interest income and other, net	(8,499)	(4,792)	(23,216)	(18,864)
Income before income taxes	122,743	108,562	520,356	490,245
Income tax expense	30,557	27,091	129,630	117,897
Equity in net income of unconsolidated affiliates	(1,851)	(818)	(3,902)	(3,437)
Net income	94,037	82,289	394,628	375,785
Less: net income attributable to noncontrolling interest	411	1,058	1,063	2,770
Net income attributable to ADS	$93,626	$81,231	$393,565	$373,015
Weighted average common shares outstanding:
Basic	77,815	77,540	77,736	77,541
Diluted	78,447	78,115	78,336	78,196
Net income per share:
Basic	$1.20	$1.05	$5.06	$4.81
Diluted	$1.19	$1.04	$5.02	$4.77
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$94,037	$82,289	$394,628	$375,785
Currency translation (loss) income	3,488	(8,221)	9,280	(12,016)
Comprehensive income	97,525	74,068	403,908	363,769
Less: other comprehensive (loss) income attributable to noncontrolling interest	437	(532)	2,299	(3,468)
Less: net income attributable to noncontrolling interest	411	1,058	1,063	2,770
Total comprehensive income attributable to ADS	$96,677	$73,542	$400,546	$364,467
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$394,628	$375,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,443	133,671
Deferred income taxes	25,054	510
(Gain) loss on disposal of assets and costs from exit and disposal activities	(8,815)	432
Stock-based compensation	25,816	21,758
Amortization of deferred financing charges	1,300	1,533
Fair market value adjustments to derivatives	569	383
Equity in net income of unconsolidated affiliates	(3,902)	(3,437)
Other operating activities	1,755	(1,849)
Changes in working capital:
Receivables	100,183	83,059
Inventories	62,615	(179)
Prepaid expenses and other current assets	900	(2,564)
Accounts payable, accrued expenses, and other liabilities	22,587	(68,838)
Net cash provided by operating activities	779,133	540,264
Cash Flows from Investing Activities
Capital expenditures	(196,737)	(166,410)
Proceeds from disposal of assets	32,254	831
Acquisitions, net of cash acquired	(18,558)	(237,310)
Other investing activities	(3,531)	—
Net cash used in investing activities	(186,572)	(402,889)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(5,250)	(5,250)
Payments on Equipment Financing	(2,623)	(3,909)
Proceeds from commercial loan agreement	27,200	—
Payments on finance lease obligations	(31,237)	(17,820)
Repurchase of common stock	—	(69,922)
Cash dividends paid	(42,099)	(37,324)
Proceeds from noncontrolling interest holder	3,342	—
Proceeds from exercise of stock options	5,058	8,927
Payment of withholding taxes on vesting of restricted stock units	(7,046)	(10,646)
Other financing activities	5	—
Net cash used in financing activities	(52,650)	(135,944)
Effect of exchange rate changes on cash	1,721	(2,526)
Net change in cash	541,632	(1,095)
Cash and restricted cash at beginning of period	469,271	495,848
Cash and restricted cash at end of period	$1,010,903	$494,753

RECONCILIATION TO BALANCE SHEET
Cash	$1,008,190	$488,859
Restricted cash (included in Other current assets and Other assets, respectively, in the Condensed Consolidated Balance Sheets)	2,713	5,894
Total cash and restricted cash	$1,010,903	$494,753
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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid -In Capital	Common Stock in Treasury		Accumulated Other Compre-hensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non- controlling Interest in Subsidiaries	Total Stock- holders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at October 1, 2025	84,602	$11,703	$1,309,458	11,942	$(1,226,102)	$(33,248)	$1,764,512	$1,826,323	$20,214	$1,846,537	5,082	$82,574	$82,574
Net income	—	—	—	—	—	—	93,626	93,626	411	94,037	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	3,051	—	3,051	437	3,488	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(14,037)	(14,037)	—	(14,037)	—	—	—
Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,960)	(1,960)	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—	—	—	3,342	3,342	—	—	—
KSOP redeemable common stock conversion	266	3	4,319	—	—	—	—	4,322	—	4,322	(266)	(4,322)	(4,322)
Exercise of common stock options	99	1	3,575	—	—	—	—	3,576	—	3,576	—	—	—
Restricted stock awards	5	—	—	1	(243)	—	—	(243)	—	(243)	—	—	—
Performance-based restricted stock units	2	—	—	1	(109)	—	—	(109)	—	(109)	—	—	—
Stock-based compensation expense		—	8,835	—	—	—	—	8,835	—	8,835	—	—	—
ESPP Share Issuance	30	—	2,972	—	—	—	—	2,972	—	2,972	—	—	—
Other	—	—	5	—	—	—	—	5	—	5	—	—	—
Balance at December 31, 2025	85,004	$11,707	$1,329,164	11,944	$(1,226,454)	$(30,197)	$1,844,101	$1,928,321	$22,444	$1,950,765	4,816	$78,252	$78,252
Balance at April 1, 2025	83,750	$11,694	$1,277,694	11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436	$17,700	$1,543,136	5,702	$92,652	$92,652
Net income	—	—	—	—	—	—	393,565	393,565	1,063	394,628	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	6,981	—	6,981	2,299	9,280	—	—	—
Common stock dividends ($0.54 per share)	—	—	—	—	—	—	(42,098)	(42,098)	—	(42,098)	—	—	—
Dividends declared to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,960)	(1,960)	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—	—	—	3,342	3,342	—	—	—
KSOP redeemable common stock conversion	886	9	14,391	—	—	—	—	14,400	—	14,400	(886)	(14,400)	(14,400)
Exercise of common stock options	120	1	5,057	—	—	—	—	5,058	—	5,058	—	—	—
Restricted stock awards	100	1	—	29	(3,470)	—	—	(3,469)	—	(3,469)	—	—	—
Performance-based restricted stock units	85	1	—	29	(3,576)	—	—	(3,575)	—	(3,575)	—	—	—
Stock-based compensation expense	—	—	25,816	—	—	—	—	25,816	—	25,816	—	—	—
ESPP Share Issuance	63	1	6,207	—	—	—	—	6,208	—	6,208	—	—	—
Other	—	—	(1)	—	—	—	—	(1)	—	(1)	—	—	—
Balance at December 31, 2025	85,004	$11,707	$1,329,164	11,944	$(1,226,454)	$(30,197)	$1,844,101	$1,928,321	$22,444	$1,950,765	4,816	$78,252	$78,252

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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2025 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2025 (“Fiscal 2025 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2025, the results of operations for the three and nine months ended December 31, 2025 and cash flows for the nine months ended December 31, 2025. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2025 Form 10-K.
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
2.RESTRUCTURING AND LOSS (GAIN) ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
In fiscal 2026, the Company undertook certain restructuring and realignment activities (the “2026 Restructuring Plan”) to optimize the Company’s production, recycling and distribution network. Under the 2026 Restructuring Plan, during the three and nine months ended December 31, 2025, the Company recorded expense of $1.7 million and $17.7 million, respectively, related to the closure of one of the Company’s recycling facilities to optimize its recycling network, one offsite storage location and one distribution yard. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activities included in Restructuring and realignment expense during the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2025	2024	2025	2024
Loss (gain) on disposal of assets and costs from exit and disposal activities:
Accelerated depreciation	$—	$—	$1,764	$—
Severance	—	—	1,854	—
Impairment of right-of-use assets	21	—	2,141	—
Other exit and disposal costs	69	—	1,875	—
Selling, general and administrative expenses:
Realignment expenses	1,616	—	10,038	—
Total 2026 Restructuring Plan activities	$1,706	—	$17,672	—
The costs incurred under the 2026 Restructuring Plan to date are classified as operating expenses and not allocated to a segment. During the three and nine months ended December 31, 2025, the Company recorded accelerated depreciation, severance costs, impairment of right-of-use lease assets and other exit and disposal costs. Other exit and disposal activities include legal and professional fees, inventory and equipment transfer costs and other costs.
The following table summarizes the restructuring liability for the periods presented:

(In thousands)	2025
Accrual balance at April 1	$—
Costs incurred	17,672
Non-cash charges	(3,905)
Expenses paid	(13,343)
Accrual balance at end of period	$424
The restructuring liability is recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet.
Loss (Gain) on Disposal of Assets and Costs From Exit and Disposal Activities - The Company recorded a less than $0.1 million loss and a $16.4 million gain on disposal of assets in the three and nine months ended December 31, 2025, respectively. The sale of properties previously held-for-sale resulted in the gain of $18.1 million. The remaining balance is due to the sale or disposal of other property, plant and equipment.
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
Acquisition of River Valley Pipe - On May 8, 2025, the Company completed its acquisition of the assets of River Valley Pipe LLC (“River Valley Pipe”), a privately-owned pipe manufacturing company located in the Midwest region of the United States. The preliminary fair value of consideration transferred was approximately $18.8 million. The acquisition was funded from cash on hand. River Valley Pipe is included in the Pipe reportable segment.
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

(Amounts in thousands)	Initial Amount	Valuation Adjustments	Final Amount
Accounts receivable	$3,101	$—	$3,101
Inventory	3,027	—	3,027
Property, plant and equipment	6,986	—	6,986
Goodwill	4,964	(1,029)	3,935
Intangible assets	2,970	—	2,970
Other assets	75		75
Accounts payable	(1,227)	—	(1,227)
Accrued expenses	(285)	236	(49)
Other liabilities	(35)	—	(35)
Total fair value of consideration transferred	$19,576	$(793)	$18,783
The preliminary goodwill of $3.9 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Pipe.

The preliminary purchase price excludes transaction costs. During the nine months ended December 31, 2025, the Company incurred $0.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands)	2025	2024	2025	2024
International
International - Pipe	$35,453	$36,909	$111,702	$125,281
International - Allied Products & Other	15,030	16,372	48,467	49,664
Total International	$50,483	$53,281	$160,169	$174,945
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	December 31, 2025	March 31, 2025
Contract asset - product returns	$948	$1,381
Refund liability	2,982	4,032
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

6.INVENTORIES
Inventories as of the periods presented consisted of the following:

(In thousands)	December 31, 2025	March 31, 2025
Raw materials	$96,787	$105,146
Finished goods	334,458	383,123
Total inventories	$431,245	$488,269
7.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share data)	2025	2024	2025	2024
NET INCOME PER SHARE—BASIC:
Net income available to common stockholders – Basic	$93,626	$81,231	$393,565	$373,015
Weighted average number of common shares outstanding – Basic	77,815	77,540	77,736	77,541
Net income per common share – Basic	$1.20	$1.05	$5.06	$4.81
NET INCOME PER SHARE—DILUTED:
Net income available to common stockholders – Diluted	$93,626	$81,231	$393,565	$373,015
Weighted average number of common shares outstanding – Basic	77,815	77,540	77,736	77,541
Assumed restricted stock	70	54	48	67
Assumed exercise of stock options	433	462	424	529
Assumed performance-based restricted stock units	129	59	128	59
Weighted average number of common shares outstanding – Diluted	78,447	78,115	78,336	78,196
Net income per common share – Diluted	$1.19	$1.04	$5.02	$4.77
Potentially dilutive securities excluded as anti-dilutive	20	10	42	22
8.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both December 31, 2025 and March 31, 2025, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of December 31, 2025. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of December 31, 2025 and March 31, 2025, there was no outstanding principal balance for the South American Joint Venture’s credit facility, including letters of credit.

9.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	December 31, 2025	March 31, 2025
Term Loan Facility	$408,000	$413,250
Senior Notes due 2027	350,000	350,000
Senior Notes due 2030	500,000	500,000
Revolving Credit Facility	—	—
Other debt	30,574	5,988
Total	1,288,574	1,269,238
Less: Unamortized debt issuance costs	(6,415)	(7,715)
Less: Current maturities	(6,458)	(9,934)
Long-term debt obligations	$1,275,701	$1,251,589

Senior Secured Credit Facility - In May 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility from $50 million to $60 million), (ii) extended the maturity date of the Revolving Credit Facility to May 26, 2027, (iii) revised the “applicable margin” to provide an additional step-down to 175 basis points (for Term Benchmark based loans) and 75 basis points (for base rate loans) in the event the consolidated senior secured net leverage ratio is less than 2.00 to 1.00, and (iv) reset the “incremental amount” and the investment basket in non-guarantors and joint ventures. The Second Amendment also revised the reference interest rate from LIBOR to SOFR for both the Amended Revolving Credit Facility and the Term Loan Facility. On November 26, 2025, the Company entered into a Third Amendment to the Company’s Base Credit Agreement modifying the termination date for the Amended Revolving Credit Facility. Letters of credit outstanding at December 31, 2025 and March 31, 2025 amounted to $10.1 million and $9.5 million, respectively, and reduced the availability of the Revolving Credit Facility.
The maturity date of the Term Loan Facility is September 24, 2026. As of December 31, 2025, the Company has continued to classify the Term Loan Facility as long-term debt as the Company has the intent and the ability to refinance these borrowings on a long-term basis as supported by the available capacity under the Revolving Credit Facility.
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
Other debt - Other debt includes equipment financing and the commercial loan related to the Company’s headquarters. The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.8% as of December 31, 2025. The current portion of the equipment financing is $1.2 million, and the long-term portion is $2.2 million at December 31, 2025.
The Company entered into a commercial loan agreement of $27.2 million which matures on December 5, 2028. The agreement bears interest based on SOFR plus a margin of 285 basis points, requires interest only payments through December 5, 2026, and beginning January 5, 2027 through maturity, includes principal and interest payments. As of December 31, 2025, the loan balance is classified as long-term debt in the Condensed Consolidated Balance Sheet.

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes and Equipment Financing for the periods presented:

	December 31, 2025		March 31, 2025
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$350,119	$350,000	$344,036	$350,000
Senior Notes due 2030	511,835	500,000	500,845	500,000
Equipment Financing	3,251	3,374	6,714	5,988
Total fair value	$865,205	$853,374	$851,595	$855,988
The fair values of the 2027 Notes and 2030 Notes were determined based on quoted market data for the Company’s 2027 Notes and 2030 Notes, respectively. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the 2027 Notes, 2030 Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount of the remaining long-term debt, including the Term Loan Facility, Revolving Credit Facility and Commercial loan agreement, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
10.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of December 31, 2025. The Company also enters into equipment purchase contracts with manufacturers.
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
11.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended December 31, 2025 and 2024, the Company utilized an effective tax rate of 24.9% and 25.0%, respectively, to calculate its provision for income taxes. For the nine months ended December 31, 2025 and 2024, the Company utilized an effective tax rate of 24.9% and 24.0%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three and nine months ended December 31, 2025 and 2024.
12. STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Component of income before income taxes:
Cost of goods sold	$1,814	$1,335	$5,384	$4,131
Selling, general and administrative expenses	7,021	6,463	20,432	17,627
Total stock-based compensation expense	$8,835	$7,798	$25,816	$21,758

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense:
Stock Options	$1,705	$1,445	$5,168	$4,443
Restricted Stock	3,030	2,663	9,329	7,552
Performance-based Restricted Stock Units	3,268	2,888	8,492	6,996
Employee Stock Purchase Plan	404	351	1,516	1,297
Non-Employee Directors	428	451	1,311	1,470
Total stock-based compensation expense	$8,835	$7,798	$25,816	$21,758
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
Restricted Stock - During the nine months ended December 31, 2025, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $13.9 million.
Performance-based Restricted Stock Units (“Performance Units”) - During the nine months ended December 31, 2025, the Company granted 0.1 million shares of performance units at a grant date fair value of $14.3 million.
Options - During the nine months ended December 31, 2025, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.5 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Nine Months Ended December 31, 2025
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended
	December 31, 2025			December 31, 2024
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$339,175	$(12,462)	$326,713	$352,236	$(12,607)	$339,629
Infiltrator	167,666	(14,785)	152,881	160,076	(10,063)	150,013
International	50,483	(1,392)	49,091	53,281	(2,918)	50,363
Total Reportable Segments	557,324	(28,639)	528,685	565,593	(25,588)	540,005
Allied Products & Other	168,050	(3,381)	164,669	154,295	(3,762)	150,533
Intersegment Eliminations	(32,020)	32,020	—	(29,350)	29,350	—
Total Consolidated	$693,354	$—	$693,354	$690,538	$—	$690,538

	Nine Months Ended
	December 31, 2025			December 31, 2024
(In thousands)	Net Sales	Intersegment Net Sales	Net Sales from External Customers	Net Sales	Intersegment Net Sales	Net Sales from External Customers
Pipe	$1,194,801	$(39,501)	$1,155,300	$1,214,367	$(41,972)	$1,172,395
Infiltrator	558,996	(48,046)	510,950	481,739	(40,826)	440,913
International	160,169	(3,930)	156,239	174,945	(10,324)	164,621
Total Reportable Segments	1,913,966	(91,477)	1,822,489	1,871,051	(93,122)	1,777,929
Allied Products & Other	562,071	(10,945)	551,126	522,939	(12,384)	510,555
Intersegment Eliminations	(102,422)	102,422	—	(105,506)	105,506	—
Total Consolidated	$2,373,615	$—	$2,373,615	$2,288,484	$—	$2,288,484
Reconciliation of Gross Profit to Segment Adjusted Gross Profit - The Company calculates Segment Adjusted Gross Profit as Net sales less costs of goods sold excluding depreciation and amortization, stock-based compensation and certain other expenses. The following table reconciles the Segment Adjusted Gross Profit to Gross Profit:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Reconciliation of Segment Adjusted Gross Profit:
Total Gross Profit	$259,152	$241,594	$929,722	$867,989
Depreciation and Amortization	35,141	30,754	106,672	88,502
Stock-based compensation expense	1,814	1,335	5,384	4,131
Inventory step up related to Orenco acquisition	—	2,260	—	2,260
Total Segment Adjusted Gross Profit	$296,107	$275,943	$1,041,778	$962,882
Significant Segment Expenses - The Company has identified Cost of Goods Sold as a significant expense category. The following tables set forth reportable segment information with respect to significant segment expenses and the reconciliation of Net Sales to Adjusted Gross Profit for the periods presented:

	Three Months Ended December 31, 2025
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$339,175	$268,329	$(26,254)	$97,100
Infiltrator	167,666	84,381	(6,493)	89,778
International	50,483	40,685	(1,831)	11,629
Total Reportable Segments	557,324	393,395	(34,578)	198,507
Allied Products & Other	168,050	71,908	(2,377)	98,519
Intersegment Eliminations	(32,020)	(31,101)	—	(919)
Total Consolidated	$693,354	$434,202	$(36,955)	$296,107

	Three Months Ended December 31, 2024
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$352,236	$284,581	$(21,565)	$89,220
Infiltrator	160,076	85,105	(8,842)	83,813
International	53,281	42,815	(1,605)	12,071
Total Reportable Segments	565,593	412,501	(32,012)	185,104
Allied Products & Other	154,295	67,637	(2,337)	88,995
Intersegment Eliminations	(29,350)	(31,194)	—	1,844
Total Consolidated	$690,538	$448,944	$(34,349)	$275,943

	Nine Months Ended December 31, 2025
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$1,194,801	$904,768	$(76,477)	$366,510
Infiltrator	558,996	282,157	(23,389)	300,228
International	160,169	122,278	(5,217)	43,108
Total Reportable Segments	1,913,966	1,309,203	(105,083)	709,846
Allied Products & Other	562,071	235,548	(6,973)	333,496
Intersegment Eliminations	(102,422)	(100,858)	—	(1,564)
Total Consolidated	$2,373,615	$1,443,893	$(112,056)	$1,041,778

	Nine Months Ended December 31, 2024
(Amounts in thousands)	Net Sales	Cost of Goods Sold	Depreciation, Amortization and Other (a)	Adjusted Gross Profit
Pipe	$1,214,367	$934,654	$(63,079)	$342,792
Infiltrator	481,739	234,452	(21,427)	268,714
International	174,945	130,311	(4,545)	49,179
Total Reportable Segments	1,871,051	1,299,417	(89,051)	660,685
Allied Products & Other	522,939	226,818	(5,842)	301,963
Intersegment Eliminations	(105,506)	(105,740)	—	234
Total Consolidated	$2,288,484	$1,420,495	$(94,893)	$962,882
(a)     Depreciation, Amortization and Other are included to reconcile to Adjusted Gross Profit and include Depreciation and Amortization, Stock-based compensation expense and Inventory step-up related to Orenco acquisition.

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Depreciation and Amortization(a)
Pipe	$24,630	$20,394	$71,672	$59,392
Infiltrator	6,326	6,447	22,899	18,806
International	1,823	1,611	5,169	4,532
Allied Products & Other(b)	18,743	19,314	56,703	50,941
Total	$51,522	$47,766	$156,443	$133,671
Capital Expenditures
Pipe	$31,863	$39,501	$95,508	$114,899
Infiltrator	3,408	3,257	21,137	8,776
International	4,482	1,499	11,030	4,816
Allied Products & Other(b)	45,966	9,971	69,062	37,919
Total	$85,719	$54,228	$196,737	$166,410
(a)Includes depreciation and amortization in both Cost of goods sold and Operating expenses.
(b)Includes depreciation, amortization and capital expenditures not allocated to a reportable segment. The amortization expense of Infiltrator intangible assets is included in Allied Products & Other.

14.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the nine months ended December 31, were as follows:

(In thousands)	2025	2024
Supplemental disclosures of cash flow information - cash paid:
Cash paid for income taxes	$83,411	$111,420
Cash paid for interest	52,436	55,086
Supplemental disclosures of noncash investing and financing activities:
Share repurchase excise tax accrual	—	(21)
ESPP share issuance	6,208	5,392
Acquisition of property, plant and equipment under finance lease	36,570	84,274
Balance in accounts payable for the acquisition of property, plant and equipment	22,148	28,449
15.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.18 per share of common stock. The dividend is payable on March 16, 2026, to stockholders of record at the close of business on March 2, 2026.
Acquisition of National Diversified Sales (“NDS”) - On February 2, 2026, the Company completed its previously announced acquisition of the outstanding capital stock of certain indirect subsidiaries of NORMA Group SE, which comprise substantially all of Norma Group’s water management business known as NDS, subject to the terms and conditions set forth in the Master Share Purchase Agreement dated September 23, 2025. The acquisition is an all cash transaction for consideration of approximately $1.0 billion, subject to certain purchase price adjustments.
Share Repurchase Program - In February 2026, the Company announced that the Board approved a new $1.0 billion stock repurchase authorization (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. With the new authorization, the Repurchase Program has available capacity of $1.1 billion. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

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
Executive Summary
Third Quarter Fiscal 2026 Results
•Net sales increased 0.4% to $693.4 million
•Net income increased 14.3% to $94.0 million
•Net income per diluted share increased 14.4% to $1.19
•Adjusted EBITDA, a non-GAAP measure, increased 9.3% to $209.2 million
Net sales increased $2.8 million, or 0.4%, to $693.4 million, as compared to $690.5 million in the prior year quarter. Domestic Pipe sales decreased $12.9 million, or 3.8%, to $326.7 million. Domestic Allied Products & Other sales increased $14.1 million, or 9.4%, to $164.7 million. Infiltrator sales increased $2.9 million, or 1.9%, to $152.9 million, primarily due to growth in tanks and advanced treatment products. The overall increase in domestic net sales was primarily driven by growth in the Company's core non-residential construction end market. International sales decreased $1.3 million, or 2.5%, to $49.1 million.

Gross profit increased $17.6 million, or 7.3%, to $259.2 million as compared to $241.6 million in the prior year. The increase in gross profit is primarily driven by volume growth, favorable price/cost, and favorable mix of Allied Products & Other and Infiltrator.

Selling, general and administrative expenses increased $8.0 million, or 7.9% to $108.7 million, as compared to $100.8 million in the prior year. As a percentage of Net sales, Selling, general and administrative expenses increased to 15.7% as compared to 14.6% in the prior year, primarily driven by transaction costs associated with the acquisition of NDS.
Adjusted EBITDA, a non-GAAP measure, increased $17.7 million, or 9.3%, to $209.2 million, as compared to $191.5 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 30.2% as compared to 27.7% in the prior year.
Year-to-date Fiscal 2026 Results
•Net sales increased 3.7% to $2,373.6 million
•Net income increased 5.0% to $394.6 million
•Net income per diluted share increased 5.2% to $5.02

•Adjusted EBITDA, a non-GAAP measure, increased 8.8% to $774.9 million

Net sales increased $85.1 million, or 3.7%, to $2,373.6 million, as compared to $2,288.5 million in the prior year. Domestic Pipe sales decreased $17.1 million to $1,155.3 million. Domestic Allied Products & Other sales increased $40.6 million, or 7.9%, to $551.1 million. Infiltrator sales increased $70.0 million, or 15.9%, to $511.0 million. The overall increase in domestic net sales was primarily driven by growth in the core non-residential and residential construction end markets. International sales decreased $8.4 million, or 5.1%, to $156.2 million.

Gross profit increased $61.7 million, or 7.1%, to $929.7 million as compared to $868.0 million in the prior year. The increase in gross profit is primarily driven by favorable volume and mix of construction market and Infiltrator sales, partially offset by unfavorable fixed cost absorption as well as the mix impact from the inclusion of Orenco.

Selling, general and administrative expenses increased $43.0 million, or 14.9% to $331.9 million, as compared to $289.0 million. As a percentage of Net sales, Selling, general and administrative expense increased to 14.0% as compared to 12.6% in the prior year. The increase was primarily driven by the acquisition of Orenco, as well as realignment expenses and transaction costs associated with the acquisition of NDS.
Adjusted EBITDA, a non-GAAP measure, increased $62.4 million, or 8.8%, to $774.9 million, as compared to $712.5 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 32.6% as compared to 31.1% in the prior year.
Results of Operations
Comparison of the Three Months Ended December 31, 2025 to the Three Months Ended December 31, 2024
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended December 31,
(In thousands)	2025		2024
Net sales	$693,354	100.0%	$690,538	100.0%
Cost of goods sold	434,202	62.6	448,944	65.0
Gross profit	259,152	37.4	241,594	35.0
Selling, general and administrative	108,742	15.7	100,778	14.6
Loss (gain) on disposal of assets and costs from exit and disposal activities	87	—	(477)	(0.1)
Intangible amortization	13,500	1.9	14,429	2.1
Income from operations	136,823	19.7	126,864	18.4
Interest expense	22,579	3.3	23,094	3.3
Interest income and other, net	(8,499)	(1.2)	(4,792)	(0.7)
Income before income taxes	122,743	17.7	108,562	15.7
Income tax expense	30,557	4.4	27,091	3.9
Equity in net income of unconsolidated affiliates	(1,851)	(0.3)	(818)	(0.1)
Net income	94,037	13.6	82,289	11.9
Less: net income attributable to noncontrolling interest	411	0.1	1,058	0.2
Net income attributable to ADS	$93,626	13.5%	$81,231	11.8%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended December 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$326,713	$339,629	$(12,916)	(3.8)%
Infiltrator	152,881	150,013	2,868	1.9
International	49,091	50,363	(1,272)	(2.5)
Allied Products & Other	164,669	150,533	14,136	9.4
Total Consolidated	$693,354	$690,538	$2,816	0.4%

Our consolidated Net sales for the three months ended December 31, 2025 increased by $2.8 million, or 0.4%, compared to the same period in fiscal 2025. The overall decrease in Domestic Pipe Net sales was primarily driven by lower volume of sales in the residential and infrastructure end markets. Net sales of Infiltrator increased due to increased demand in the residential markets, primarily from growth in tanks and advanced treatment products. Allied Products & Other increased due to growth in the residential, non-residential and infrastructure end markets.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended December 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$70,846	$67,655	$3,191	4.7%
Infiltrator	83,285	74,971	8,314	11.1
International	9,798	10,466	(668)	(6.4)
Allied Products & Other	96,142	86,658	9,484	10.9
Intersegment eliminations	(919)	1,844	(2,763)	(149.8)
Total gross profit	$259,152	$241,594	$17,558	7.3%
Our consolidated Cost of goods sold for the three months ended December 31, 2025 decreased by $14.7 million, or 3.3%, and our consolidated Gross profit increased by $17.6 million, or 7.3%, compared to the same period in fiscal 2025. The increase in gross profit for Domestic Pipe is primarily driven by favorable material costs partially offset by transportation costs. The increase in gross profit for both Infiltrator and Allied Products & Other was primarily driven by volume.
Selling, general and administrative expenses

	Three Months Ended December 31,
(Amounts in thousands)	2025	2024
Selling, general and administrative expenses	$108,742	$100,778
% of Net sales	15.7%	14.6%

Selling, general and administrative expenses for the three months ended December 31, 2025 increased $8.0 million from the same period in fiscal 2025 and as a percentage of Net sales, increased by 1.1%. The increase in Selling, general and administrative expenses was primarily due to transaction costs of $7.2 million related to the acquisition of NDS.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The loss on disposal in fiscal 2026 was due to exit and disposal activities. See “Note 2. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended December 31,
	2025	2024
Effective tax rate	24.9%	25.0%
See “Note 11. Income Taxes” for additional information.

Comparison of the Nine Months Ended December 31, 2025 to the Nine Months Ended December 31, 2024
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Nine Months Ended December 31,
(In thousands)	2025		2024
Net sales	$2,373,615	100.0%	$2,288,484	100.0%
Cost of goods sold	1,443,893	60.8	1,420,495	62.1
Gross profit	929,722	39.2	867,989	37.9
Selling, general and administrative	331,927	14.0	288,962	12.6
Loss (gain) on disposal of assets and costs from exit and disposal activities	(8,815)	(0.4)	432	—
Intangible amortization	40,746	1.7	38,140	1.7
Income from operations	565,864	23.8	540,455	23.6
Interest expense	68,724	2.9	69,074	3.0
Interest income and other, net	(23,216)	(1.0)	(18,864)	(0.8)
Income before income taxes	520,356	21.9	490,245	21.4
Income tax expense	129,630	5.5	117,897	5.2
Equity in net income of unconsolidated affiliates	(3,902)	(0.2)	(3,437)	(0.2)
Net income	394,628	16.6	375,785	16.4
Less: net income attributable to noncontrolling interest	1,063	—	2,770	0.1
Net income attributable to ADS	$393,565	16.6%	$373,015	16.3%
Net sales - The following table presents Net sales to external customers by reportable segment for the nine months ended December 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$1,155,300	$1,172,395	$(17,095)	(1.5)%
Infiltrator	510,950	440,913	70,037	15.9
International	156,239	164,621	(8,382)	(5.1)
Allied Products & Other	551,126	510,555	40,571	7.9
Total Consolidated	$2,373,615	$2,288,484	$85,131	3.7%
Our consolidated Net sales for the nine months ended December 31, 2025 increased by $85.1 million, or 3.7%, compared to the same period in fiscal 2025. The overall decrease in Domestic Pipe Net sales was primarily driven by lower demand in the residential and infrastructure end markets partially offset by improved demand in the non-residential construction market. Net sales for Infiltrator were driven by volume in the residential markets and the acquisition of Orenco. For the international segment, the decrease was driven by decreased volume. Allied Products & Other increased due to demand in the residential and non-residential construction markets.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the nine months ended December 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Pipe	$290,033	$279,713	$10,320	3.7%
Infiltrator	276,839	247,287	29,552	12.0
International	37,891	44,634	(6,743)	(15.1)
Allied Products & Other	326,523	296,121	30,402	10.3
Intersegment eliminations	(1,564)	234	(1,798)	(768.4)
Total gross profit	$929,722	$867,989	$61,733	7.1%

Our consolidated Cost of goods sold for the nine months ended December 31, 2025 increased by $23.4 million, or 1.6%, and our consolidated Gross profit increased by $61.7 million, or 7.1%, compared to the same period in fiscal 2025. The increase in gross profit for Domestic Pipe is primarily driven by favorable material cost partially offset by unfavorable fixed cost absorption. The increase in gross profit for Infiltrator was driven by volume and the acquisition of Orenco. For the International segment, the decrease was driven by decreased volume. The increase in gross profit for Allied Products & Other was driven by volume.
Selling, general and administrative expenses

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Selling, general and administrative expenses	$331,927	$288,962
% of Net sales	14.0%	12.6%
Selling, general and administrative expenses for nine months ended December 31, 2025 increased $43.0 million from the same period in fiscal 2025 and as a percentage of Net sales, increased by 1.4%. The increase in Selling, general and administrative expenses was due to realignment expenses of $10.0 million, transaction costs of $17.3 million and operating expenses for Orenco.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The gain on disposal in fiscal 2026 was due to the sale of properties held-for-sale partially offset by exit and disposal activities. See “Note 2. Restructuring and (Loss) Gain on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Income tax expense - The following table presents the effective tax rates for the nine months ended December 31, 2025 and 2024.

	Nine Months Ended December 31,
	2025	2024
Effective tax rate	24.9%	24.0%
The change in the effective tax rate for the nine months ended December 31, 2025 was primarily driven by the decrease of the discrete income tax benefit related to the stock-based compensation windfall. See “Note 11. Income Taxes” for additional information.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net income	$94,037	$82,289	$394,628	$375,785
Depreciation and amortization	51,522	47,766	156,443	133,671
Interest expense	22,579	23,094	68,724	69,074
Income tax expense	30,557	27,091	129,630	117,897
EBITDA	198,695	180,240	749,425	696,427
Restructuring and realignment expense(a)	1,706	—	17,672	—
(Gain) loss on disposal of assets	(3)	(477)	(16,449)	432
Stock-based compensation expense	8,835	7,798	25,816	21,758
Transaction costs(b)	7,172	5,924	17,296	8,619
Interest income	(8,450)	(4,545)	(21,195)	(18,478)
Other adjustments(c)	1,262	2,545	2,351	3,775
Adjusted EBITDA	$209,217	$191,485	$774,916	$712,533
Adjusted EBITDA Margin	30.2%	27.7%	32.6%	31.1%
(a)Includes costs associated with closure of one recycling facility, one offsite storage location and one distribution yard, as well as professional fees incurred in connection with supporting enterprise-wide restructuring and realignment initiatives. Excludes gain on sale of properties previously held-for-sale and equipment. See “Note 2. Restructuring and (Loss) Gain on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
(b)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(c)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, inventory step-up costs, and the proportionate share of interest, income taxes, depreciation and amortization related to the South American Joint Venture, which is accounted for under the equity method of accounting and executive retirement expense.
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

The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$779,133	$540,264
Capital expenditures	(196,737)	(166,410)
Free Cash Flow	$582,396	$373,854
The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	December 31, 2025
Total debt (debt and finance lease obligations)	$1,445,670
Cash	1,008,190
Net debt (total debt less cash)	437,480
Leverage Ratio	0.5
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	December 31, 2025
Revolver capacity	$600,000
Less: outstanding borrowings	—
Less: letters of credit	(10,133)
Revolver available liquidity	$589,867
In addition to the available liquidity above, we have the ability to borrow up to $1.3 billion under our Senior Secured Credit Facility, subject to leverage ratio restrictions.
As of December 31, 2025, we had $41.1 million in cash that was held by our foreign subsidiaries, including $26.1 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of December 31, 2025, we had $1,598.1 million in liquidity, including $1,008.2 million of cash and $589.9 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
As disclosed in “Note 15. Subsequent Events”, we primarily funded our acquisition of NDS in the fourth fiscal quarter of 2026 with cash on hand and the remainder with availability under our Revolving Credit Facility.
Working Capital - Working capital increased to $1,291.7 million as of December 31, 2025, from $926.4 million as of March 31, 2025. The increase in working capital is primarily due to increased cash on hand offset by changes in inventory and accounts receivable due to seasonality.

	Nine Months Ended December 31,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$779,133	$540,264
Net cash used in investing activities	(186,572)	(402,889)
Net cash used in financing activities	(52,650)	(135,944)
Operating Cash Flows - Cash flows from operating activities increased $238.9 million during the nine months ended December 31, 2025 primarily driven by changes in working capital.

Investing Cash Flows - Cash flows used in investing activities during the nine months ended December 31, 2025 decreased by $216.3 million compared to the same period in fiscal 2025. The decrease in cash used in investing activities was due to the proceeds from the sale of properties held-for-sale and the acquisition of Orenco in the prior year offset by the acquisition of River Valley Pipe.
Capital expenditures totaled $196.7 million and $166.4 million for the nine months ended December 31, 2025 and 2024, respectively. Our capital expenditures for the nine months ended December 31, 2025 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $36.6 million of property, plant and equipment under finance leases, which includes material handling transportation equipment to update our fleet of forklifts, trucks and trailers.
We currently anticipate that we will make capital expenditures of approximately $250 million in fiscal year 2026, including approximately $95 million of open orders as of December 31, 2025. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the nine months ended December 31, 2025, cash used in financing activities included $42.1 million of dividend payments, $31.2 million of payments of finance lease obligations and $7.0 million for shares withheld for tax purposes. Cash provided by financing activities includes proceeds from the commercial loan agreement of $27.2 million.
During the nine months ended December 31, 2024, cash used in financing activities included the repurchase of common stock of $69.9 million, $37.3 million of dividend payments, $17.8 million of payments of finance lease obligations and $10.6 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2025 Form 10-K. We are in compliance with our debt covenants as of December 31, 2025.
As of December 31, 2025, we have $408.0 million of debt under our Term Loan facility maturing within twelve months on its scheduled maturity. We have classified this debt as long-term debt as we have the intent and the ability to refinance these borrowings on a long-term basis as supported by the available capacity under the Revolving Credit Facility.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of December 31, 2025, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $4.0 million based on our borrowings as of December 31, 2025. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $10.0 million, for the twelve months ended December 31, 2025.

Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures - The Company’s CEO and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A.     Risk Factors
The following risk factors are related to the acquisition of NDS. Additional important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2025 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2025 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.
Risks Relating to Our Acquisition of NDS
We may be unable to successfully integrate our and NDS’ businesses in order to realize the anticipated benefits of the acquisition or do so within the intended timeframe.
We will be required to devote significant management attention and resources to integrating the business practices and operations of NDS with our business. We may be unable to realize the planned synergies from the acquisition or other benefits in the timeframe that we expect or at all. We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors.
The success of the acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with NDS’ business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated, or otherwise offset by other factors.

Additional difficulties we may encounter as part of the integration process include the following:

•the costs of integration and compliance and the possibility that the full benefits anticipated to result from our acquisition of NDS will not be realized;
•any delay in the integration of management teams, strategies, operations, products and services;
•diversion of the attention of each company’s management as a result of our acquisition of NDS;
•differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•operating in foreign jurisdictions where we have no prior operating experience, including compliance, workforce and operational challenges;
•the ability to retain key employees;
•the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•the challenge of integrating complex systems, technology, networks and other assets of NDS into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate NDS beyond current estimates and operating in; or
•the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
Any of these factors could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or could reduce each company’s earnings or otherwise adversely affect our business and financial results after the acquisition. These risks are not limited to our acquisition of NDS and could also apply to our future acquisitions.
Uncertainties associated with our acquisition of NDS may cause a loss of management personnel and other key employees, which could adversely affect our future business, operations and financial results.
The acquisition of NDS could disrupt our and NDS’ businesses. We are dependent on the experience and industry knowledge of senior management and other key employees to execute our business plans, which could be disrupted by the unanticipated departure of any key member of our management team or employee base, as well as management or key employees of NDS. Our and NDS’ current and prospective employees may experience uncertainty about their roles within our company, which may have an adverse effect on the ability of each of us to attract or retain key management and other key personnel.
Accordingly, no assurance can be given that we will be able to attract or retain our and NDS’ key management personnel and other key employees to the same extent that our companies have previously been able to attract or retain such employees. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, engineering, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.
Our results after our acquisition of NDS may suffer if we do not effectively manage our expanded operations following the acquisition or the business of NDS may underperform relative to our expectations.
Following our acquisition of NDS, the size and complexity of our business will increase significantly beyond the current size of either our or NDS’ existing business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and new types of manufacturing processes and products and associated increased costs and complexity. There can be no assurances that we will be successful after completion of the acquisition or that we will realize the expected benefits currently anticipated from our acquisition of NDS.
Additionally, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and NDS have achieved or might achieve separately. The business and financial performance of NDS is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its customers. We may be unable to achieve the same growth, revenues and profitability that NDS has achieved in the past.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2022, our Board of Directors authorized a $1.0 billion common stock repurchase program and authorized an additional $1.0 billion in February 2026. Repurchases of common stock will be made in accordance with applicable securities laws. During the three months ended December 31, 2025, the Company did not repurchase any shares of common stock. As of December 31, 2025, approximately $147.7 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
On December 12, 2025, Craig Taylor, Executive Vice President of the Company, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the potential exercise and sale of shares of the Company’s common stock underlying 4,240 of Mr. Taylor’s outstanding option awards, from March 16, 2026, at the earliest, until December 1, 2026, at the latest.
Except as described above, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1	Master Share Purchase Agreement between NORMA Group SE and Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 23, 2025).
10.1 *
Third Amendment to Credit Agreement, by and among the Advanced Drainage Systems, Inc., the banks and other financial institutions or entities parties thereto, constituting the Required Lenders under the Credit Agreement and all the Revolving Lenders under the Credit Agreement, the Issuing Lenders party thereto, Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as administrative agent under the Revolving Facility.

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 5, 2026

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Vice President, Controller, and Chief Accounting Officer