Form 10-K
period 2026-03-31
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2026-05-21
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NO.: 001-36557

ADVANCED DRAINAGE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0105665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4024 Green Stripe Lane, Hilliard, Ohio 43026
(Address of principal executive offices and zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as affiliates of the registrant) was $10,679 million as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the shares of common stock as reported on the New York Stock Exchange on September 30, 2025.
As of May 14, 2026, the registrant had 76,595,708 shares of common stock outstanding. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.” In addition, as of May 14, 2026, 221,893 shares of unvested restricted common stock were outstanding and a total of 76,817,601 shares of common stock were outstanding, inclusive of outstanding shares of unvested restricted common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates by reference specific portions of the Registrant’s Notice of Annual Meeting and Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 16, 2026, which statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

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
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition, liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our actual consolidated results of operations, financial condition, liquidity, and industry development are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including those reflected in forward-looking statements relating to our operations and business, the risks and uncertainties discussed in this Annual Report on Form 10-K (including under the heading “Item 1A. Risk Factors”) and those described from time to time in our other filings with the SEC. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include, among other things:
•fluctuations in the price and availability of resins and other raw materials, new tariff and international trade policies, and our ability to pass any increased costs of raw materials and tariffs on to our customers in a timely manner;
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
ADS is the leading manufacturer of innovative water management solutions in the stormwater and onsite wastewater industries, providing superior drainage solutions to manage the world’s most precious resource: water. Our innovative products are used across a broad range of end markets and applications, including residential, non-residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, market share model, industry-acclaimed engineering support, overall product breadth and scale plus manufacturing excellence. Our best-in-class product portfolio, go-to-market strategy and material conversion strategy helped drive consistent above market growth.
On February 2, 2026, we completed the acquisition of National Diversified Sales (“NDS”). NDS is a leading designer and manufacturer of residential stormwater and drainage solutions focused on managing surface and subsurface water around homes. NDS develops durable, easy‑to‑install products that help homeowners and contractors control runoff, prevent water damage, and protect landscapes and foundations. This combination brings together complementary water management solutions to expand our offerings. By adding NDS’ expertise in residential water management solutions, access boxes and irrigation to our product portfolio, we further enhance our capabilities as a comprehensive provider of full-scale water management solutions.
We believe the ADS brand has long been associated with quality products and market-leading performance. Our trademarked green stripe, which is prominently displayed on many of our products, serves as clear identification of our commitment to the customers and markets we serve, and fortifies our brand recognition and presence. Our approach to water management is to manage the lifecycle of a raindrop from the moment water hits the ground until it is released back into the ecosystem. The ADS product portfolio is built around four steps of this lifecycle: Capture, Conveyance, Storage, and Treatment. ADS solutions safely and efficiently manage stormwater with environmentally friendly products. We believe we are the only water management solutions company that manages stormwater from when the rain first hits the ground until the moment it is returned to lakes and streams.

We estimate that the stormwater industry, including landscape irrigation, annually, is an approximately $14 billion industry. We estimate that the onsite wastewater market is a roughly $2 billion industry and that approximately 30% of new North American single-family homes utilize onsite wastewater systems. On a combined basis, we estimate that we have an addressable market opportunity of approximately $16 billion.
SEGMENT INFORMATION
For a discussion of segment and geographic information, see “Note 20. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Advanced Drainage Systems, Inc
Following the acquisition of NDS, we realigned our reportable segments to align with the manner in which the Chief Operating Decision Maker (“CODM”) assesses performance and makes resource allocation decisions (the “Segment Realignment”). Our revised reportable segments consist of Stormwater and Wastewater (formerly referred to as the “Infiltrator” reportable segment). Further, we changed the measure used to evaluate segment profitability from adjusted gross profit to Adjusted EBITDA.
Segment results for the historical periods presented in these consolidated financial statements have been recast to reflect these changes. The Segment Realignment had no impact on our previously reported consolidated net sales, income from operations, net income attributable to ADS or earnings per share. These segments are described in greater detail in “Note 20. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.
As illustrated in the charts below, we provide a broad range of high performance thermoplastic corrugated pipe and related water management products to a highly diversified set of end markets and geographies.
Fiscal 2026 Revenue
OUR PRODUCTS
We design, manufacture and market a complete line of high performance thermoplastic corrugated pipe and related water management products for use in a wide range of end markets. Our product line includes stormwater and wastewater management solution products. Stormwater products are designed as an integrated, end-to-end solution set which provides a comprehensive approach to managing stormwater from the moment it hits the ground until it is cleaned and returned to its natural environment. Stormwater products include single, double and triple wall corrugated polypropylene and polyethylene pipe (“Pipe”); a variety of additional water management products (“Allied Products”), including storm retention/detention and onsite wastewater chambers (“Chambers”); polyvinyl chloride drainage structures (“Structures”); fittings (“Fittings”); water quality filters and separators (“Water Quality”); and NDS channel drains, catch basins and access boxes; and various complementary products distributed through resale agreements, including geotextile products, drainage grates and other products. Wastewater products (formerly referred to as “Infiltrator”) include plastic leachfield

Advanced Drainage Systems, Inc
chambers and systems, onsite wastewater tanks and accessories. The table below summarizes the percentage of Net Sales for Stormwater and Wastewater.

	2026	2025	2024
Stormwater	78.6%	80.1%	82.2%
Wastewater	21.4%	19.9%	17.8%
Our products and engineering project designs have been continuously and frequently recognized by the industry. This includes being honored many times during the past decade as the Plastics Pipe Institute’s Project of the Year. We have won numerous awards from organizations such as the American Society of Testing & Materials (“ASTM”), the American Society of Civil Engineers, and many others.
Stormwater
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
Single Wall Corrugated Pipe - Our single wall corrugated HDPE pipe is ideal for drainage projects where flexibility, light weight and low cost are important. Single wall HDPE pipe products have been used for decades in agricultural drainage, highway edge drains, onsite wastewater systems and other construction applications. In the agricultural market, improved technology has highlighted the favorable impact of drainage on crop yields. For homeowners, it is an economical and easily installed solution for downspout run-off, foundation drains, driveway culverts and general lawn drainage. Single wall pipe is also used for golf courses, parks and athletic fields to keep surfaces dry by channeling away excess underground moisture. Standard single wall products are available in a wide range of diameters and sold in varying lengths. Pipe can be either perforated or non-perforated depending on the particular drainage application.
Triple Wall Corrugated Pipe and Smoothwall HDPE Pipe - Our ADS-3000 Triple Wall pipe, small diameter triple wall corrugated pipe, consists of a corrugated polyethylene core molded between a smooth white outer wall and a smooth black inner wall. This combination of the three-wall design adds strength and stiffness, while reducing weight as compared to PVC 2729. Triple Wall is produced and sold through our distribution network. We also manufacture smoothwall HDPE pipe sold into the residential drainage and onsite wastewater systems markets.
We additionally produce a range of Allied Products that are complementary to our Pipe products. Our Allied Products offer adjacent technologies to our core Pipe offering, presenting a complete drainage solution for our clients and customers with this combination forming a key strategy in our sales growth, profitability and market share penetration. The practice of selling a drainage system is attractive to both distributors and end users, by providing a broad package of products that can be sold on individual projects and strengthens our competitive advantage in the marketplace. We aggressively seek and evaluate new products, technologies and regulatory changes that impact our customers’ needs for Allied Products.
The underground construction industry has historically been project (not product) driven, creating the impetus for owners, engineers and contractors to seek manufacturers that deliver solution-based product portfolios. Many of the components of underground construction are related and require linear compatibility of function, regulatory approval and technology.

Advanced Drainage Systems, Inc
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
NDS - The NDS residential product portfolio includes channel drains, catch basins, grates, access boxes, and accessories engineered to capture, convey, and disperse stormwater efficiently. Designed with both performance and aesthetics in mind, NDS products are commonly used in driveways, patios, yards, and landscaped areas to reduce flooding, erosion, and pooling water. With an emphasis on quality materials, code‑compliant designs, and straightforward installation, NDS supports effective stormwater management for everyday residential applications.
NDS channel drains are designed to efficiently capture and redirect surface water away from residential areas, such as driveways, patios, pool decks, and walkways. Featuring a low‑profile, modular design, these drains collect water along their entire length rather than at a single point, helping to prevent pooling and flooding.
NDS catch basins are designed to collect and manage surface water runoff before it can cause flooding, erosion, or damage around residential properties. Installed at low points in landscapes, driveways, or yards, these basins capture rainwater and debris, directing water into underground drainage pipes while trapping sediment to help prevent clogs.
NDS access boxes are designed to provide durable, below‑ground access to a wide range of residential utility components. These boxes are commonly used to protect and organize irrigation valves, water shutoffs, electrical connections, lighting transformers, cleanouts, and other underground service points.
Other Products - Our BioDiffuser, Contactor and Recharger products are chambers that are used in onsite wastewater systems for residential and small volume non-residential wastewater treatment and disposal. The innovative designs of our chambers are generally approved for a footprint reduction, further reducing the cost of the onsite wastewater system. Injection-molded or thermoformed from HDPE or PP, these products are strong, durable, and chemical-resistant. These interconnecting chambers are favored by onsite wastewater contractors because they are lightweight and easy to install.
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

Advanced Drainage Systems, Inc
Wastewater
The Wastewater reportable segment (formerly referred to as the “Infiltrator” reportable segment) contains the Company’s wholly-owned subsidiary, Infiltrator Water Technologies, LLC (“Infiltrator”). Infiltrator is the leading designer and manufacturer of highly engineered plastic chambers, synthetic aggregate leachfields, combined treatment and dispersal systems, plastic tanks, advanced treatment systems, and related accessories that are used in onsite wastewater systems and decentralized commercial wastewater treatment systems. In addition to the core Wastewater products discussed below, Orenco Systems, Inc. (“Orenco”) was acquired in October of 2024 and added to the Wastewater segment. The onsite wastewater market is heavily reliant on rural homes and communities that do not have access to centralized sewer and will require an onsite wastewater solution. Onsite wastewater technologies are scalable and can easily meet the needs of churches, schools, light commercial and small community construction projects.
Leachfield Products - Our Quick4, Quick5 and ARC line of onsite wastewater leachfield chambers are injection molded using recycled polyolefin materials. There are Quick4, Quick5 and ARC line chamber models available to meet a wide variety of regulatory and market needs. The Quick4, Quick5 and ARC chambers are engineered for strength and performance, easy to install, and offer the user greater design flexibility, including a smaller footprint, as compared with traditional stone and pipe products. The product advantages are cost savings on labor, materials and time savings on the job.
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
Tank Products - Our Infiltrator tanks line, including our IM-Series and CM-Series onsite wastewater tanks, are injection or compression molded polypropylene plastic tanks manufactured from recycled materials. Our Infiltrator tanks are available in various capacities for wastewater storage. Our IM-Series is the only two-piece construction, injection molded onsite wastewater tank design in North America. In comparison to traditional concrete tanks, our Infiltrator tanks are easier to transport to the job site and require less time and energy to install.
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
General Onsite Products - We offer a wide assortment of products for general onsite use. These products include Infiltrator EZsnap and EZset risers and lids and secondary tank-riser safety lids. Also included in this category are pump vaults, control panels, pumps, filters, risers, lids, basins, and miscellaneous products from the Orenco general onsite product catalog.
Orenco Controls - Orenco Controls designs and builds more than 20,000 panels a year for residential, commercial, municipal, and original equipment manufacturing (“OEM”) markets. This product line includes pump controllers for Orenco wastewater systems, pump controllers for commercial systems, and OEM controls applications.

Advanced Drainage Systems, Inc
Orenco Composites - Orenco Composites use filament winding and two types of closed-molding processes, resin transfer molding and vacuum infusion, to produce fiber-reinforced plastic composite parts. This product line includes large composite tanks, composite utility buildings, treatment plant lids, and custom structures.
RAW MATERIALS AND SUPPLIERS
Virgin HDPE and PP resins are derivatives of ethylene and propylene, respectively. Ethylene and propylene are derived from natural gas liquids or crude oil derivatives primarily in the U.S. We currently purchase in excess of 1.0 billion pounds of virgin and recycled resin annually from approximately 450 suppliers. As a high-volume buyer of resin, we achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material) ordered for delivery to our production locations. The price movements of the different materials also vary, resulting in the need to use strategies to reduce volatility and successfully pass cost increases on to our customers through timely selling price increases when needed.
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
Fiscal 2026 Materials Purchased
We leverage our raw material blending and processing technologies to produce an HDPE pipe that incorporates recycled resin. These products, which meet an ASTM International standard and an American Association of State Highway and Transportation Officials standard, replaces a majority of the virgin resin that is used with optimized recycled materials. The manufacturing of onsite wastewater leach field chambers and tanks leverage these same core competencies in the use of recycled polypropylene material streams. ADS Recycling procures and processes recycled raw materials that can be used in products we produce and sell.
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
We are one of the largest domestic recyclers of HDPE and PP. We maintain relationships with several of the largest environmental companies which provide us with post-consumer HDPE and PP recycled materials. We also maintain relationships with several key post-industrial HDPE and PP suppliers which provide us with materials that cannot otherwise be utilized in their respective production processes. Further, we are focused on a program of continuous sustainability improvement, with approximately 225 million pounds of post-consumer and post-industrial recycled HDPE and 140 million pounds of post-consumer and post-industrial recycled polypropylene converted each year to make our products. This industry-leading program keeps millions of used bottles out of the landfill and puts them to work again for more than a hundred years as part of our infrastructure. This recycling capacity not only contributes to our sustainability

Advanced Drainage Systems, Inc
initiatives through the promotion of a circular economy but also allows us to better and more quickly serve the needs of our customers.
OUR MANUFACTURING AND DISTRIBUTION PLATFORM
We have a leading domestic and international manufacturing and distribution infrastructure, serving customers throughout the United States, Canada, Mexico and other countries worldwide through 64 manufacturing plants and 41 distribution centers, including six manufacturing plants and seven distribution centers owned or leased by our joint ventures.
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
A wide variety of production processes and expertise allow us to provide cost-effective finished goods at competitive prices delivered in a timely fashion to our customers. Our molds and machines have been designed to maximize interchangeability in order to optimize flexibility, maximize efficiency and minimize downtime. The standard fittings products (tees, wyes, elbows, etc.) that we produce and sell to connect our pipe on job sites are blow molded or injection molded at two domestic plants. In addition, customized fabricated fittings (e.g. more complex dual wall pipe reducers, bends or structures) are produced in specific North American plants. We produce storm and onsite wastewater chambers, tanks and accessories using injection molding machines ranging in size.
International Presence - We own manufacturing facilities in Canada to produce our products for sale in the Canadian markets. We serve international markets primarily in Mexico, Central America and South America through joint venture operations with local partners. Our joint venture strategy has provided us with local and regional access to key markets such as Mexico, Brazil, Chile, Argentina, and Peru. Our international joint ventures produce pipe and related products to be sold in their respective regional markets. We also have wholly-owned subsidiaries that distribute our pipe and related products in Europe and the Middle East. Combining local partners’ customer relationships, brand recognition and local management talent, with our world-class manufacturing and process expertise, broad product portfolio and innovation creates a powerful solution driven platform and opportunities for continued profitable international expansion. With the acquisition of NDS, we acquired certain NDS international entities. As discussed in “Note 1. Background and Summary of Significant Accounting Policies,” the NDS International Entities met the held for sale criteria upon acquisition. See “Note 5. Discontinued Operations and Assets and Liabilities Held for Sale” for additional information.
Quality Assurance Control - We have two internal quality assurance control laboratory facilities equipped and staffed to evaluate and confirm incoming raw material and finished goods quality in addition to the quality testing that is done at our manufacturing facilities. We conduct annual safety, product and process quality audits at each of our facilities, using centralized internal resources in combination with external third-party services. In the quality area, various national and international agencies such as Product Evaluation and Audit Solutions, International Association of Plumbing and Mechanical Officials, Bureau de normalisation du Québec, Intertek for Canadian Standards Association, Entidad Mexicana de Acreditacion A.C. and NSF International and several state Departments of Transportation and municipal agencies conduct both scheduled and unscheduled audits/inspections of our plants to verify product quality and compliance to applicable standards.
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

Advanced Drainage Systems, Inc
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
Facility Network - Our scale and extensive network of Pipe and Allied Products facilities provide a critical cost advantage versus our competitors, as we are able to more efficiently transport products to our customers and end users and to promote faster product shipments due to our proximity to the delivery location. The optimized design of our onsite wastewater chambers and tanks provides the ability to nest products, enabling us to manufacture products from one location and efficiently ship throughout North America.
SUSTAINABILITY
“Our Reason is Water” and our vision is to advance the quality of life through sustainable solutions to water management challenges. We are dedicated to providing clean water management solutions to communities and delivering unparalleled service to our customers. Our commitment to sustainability was recognized when we were first named on Newsweek’s list of America’s Most Responsible Companies in 2024.
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

Advanced Drainage Systems, Inc
NDS goes to market through a multi‑channel distribution strategy focused on reaching both professionals and homeowners. Its primary customers include landscape contractors, irrigation installers, builders, and engineers, as well as DIY consumers. NDS products are sold through wholesale distribution partners such as landscape supply yards and irrigation distributors, along with national home improvement retailers and online channels. By supporting professional specifiers while also making products accessible at retail, NDS effectively serves a broad residential stormwater market with solutions designed for both trade and consumer use.
CUSTOMERS
We have a large, active customer base of approximately 16,000 customers, with two customers representing 10% or more of fiscal 2026 net sales. Ferguson Enterprises (“Ferguson”) accounted for 13.1% and Core & Main, Inc. (“Core & Main”) accounted for 12.8% of fiscal 2026 net sales. Our customer base is diversified across the range of end markets that we serve.
A majority of our sales are made through distributors, including many of the largest national and independent waterworks distributors, with whom we have long-standing distribution relationships and who sell primarily to the storm sewer and sanitary sewer markets. We also utilize a network of hundreds of small to medium-sized independent distributors across the United States. We have strong relationships with major national retailers that carry drainage products. We offer the most complete line of HDPE products in the industry and are the only national manufacturer that can service the “Big-Box” retailers from coast-to-coast. We also sell to buying groups and co-ops in the United States that serve the plumbing, hardware, irrigation and landscaping markets. Selling to buying groups and co-ops provides us with a further presence on a national, regional and local basis for the distribution of our products. Our preferred vendor status with these groups allows us to reach thousands of locations in an effective manner. Members of these groups and co-ops generally are independent businesses with strong relationships and brand recognition with smaller contractors and homeowners in their local markets. The combination of our large sales force, long-standing retail and contractor customer relationships and extensive network of manufacturing and distribution facilities complements and strengthens our broad customer and market coverage.
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
Employees - As of March 31, 2026, in our domestic and international operations, the Company and its consolidated subsidiaries had both hourly personnel and salaried employees. As of March 31, 2026, approximately 100 hourly personnel in our Mexican joint venture were covered by collective bargaining agreements.

	March 31, 2026	March 31, 2025
Employees by Region
United States	5,785	5,330
Canada	365	345
Other	275	325
Total	6,425	6,000

Employees by Type
Hourly	4,035	3,865
Salary	2,390	2,135
Total	6,425	6,000
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
Our onsite wastewater and decentralized wastewater treatment systems cannot be sold without regulatory approval. We have a dedicated regulatory team with a track record of gaining favorable regulatory approvals and advancing policy and legislation. Over the past 10 years, the team has successfully embarked in over 100 regulatory initiatives increasing the addressability and size of markets across the U.S. and Canada.

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
CORPORATE AND AVAILABLE INFORMATION
We were founded in 1966 and are a Delaware corporation. Our principal executive offices are located at 4024 Green Stripe Lane, Hilliard, Ohio 43026, and our telephone number at that address is (800) 733-7473. Our corporate website is www.adspipe.com.
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

Advanced Drainage Systems, Inc
Any disruption or volatility in general business and economic conditions in the markets in which we operate, including market uncertainty and volatility, could have a material adverse effect on the demand for our products and services.
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
•Demand for our products and services depends to a significant degree on spending on infrastructure. Infrastructure spending is affected by a variety of factors beyond our control, including interest rates, inflation, availability and commitment of public funds for municipal spending and highway spending and general economic conditions.
Additionally, U.S. policies related to global trade and tariffs could have a material adverse effect on our results of operations. The current administration has suggested various new strategies regarding tariffs. In response, countries have imposed or proposed additional tariffs on certain U.S. imports, as well as additional trade restrictions. Tariffs may result in a decrease of global trade volumes due to uncertainty, may create an administrative burden and will cause companies to make difficult decisions as to how to pay the tariffs or absorb the cost into their profit margins.
Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. Bank failures and market disruptions could impact banks used by our customers, which could negatively affect our customers. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depend on the overall demand for our product and services. We may have to close under-performing facilities as warranted by general economic conditions and/or weakness in the markets in which we operate. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products and restrict our ability to pass on raw material cost increases to our customers. This, combined with an increase in excess capacity, will negatively impact our profitability, cash flows and our financial condition, generally.
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
Many of our products are made from a material whose manufacturing process involves the emission of carbon dioxide, a greenhouse gas (“GHG”) that scientists have attributed as a cause of climate change. Our products require transportation from our facilities to the site where they are used, which consumes energy. Concerns over climate change, including the impact of global warming, has led to federal, state, and international efforts to limit GHG emissions. Although it is uncertain what actions various governmental bodies will take to address the effects of climate change and to achieve goals in response to the effects of climate change, including in what timeframe those actions would be implemented, new laws or regulations could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) and our business (through the impact on our inventory availability, cost of

Advanced Drainage Systems, Inc
sales, operations or demands for the products we sell). Until the timing, scope and extent of any regulation becomes known, we cannot predict its effect on our cost structure or our operating results, but it is likely our costs will increase in relation to any climate change legislation and regulations concerning GHG, which could have an adverse effect on our future financial position, results of operations or cash flows.
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
Our success will depend, in part, on our ability to maintain the quality of our customer service, and selling and marketing efforts, as well as our ability to develop long-term relationships with our customers. Our ten largest customers generated approximately 50% of our net sales in fiscal 2026. Because we do not have long-term arrangements with many of our customers, such customers may cease purchasing our products without notice or upon short notice to us. In addition, consolidation among customers could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers, a significant customer’s decision to purchase our products in significantly lower quantities than they have in the past, or deterioration in our relationship with any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Advanced Drainage Systems, Inc
Our international operations expose us to political, economic and regulatory risks not normally faced by businesses that operate only in the U.S. As a result of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.
Our international operations are subject to risks similar to those affecting our operations in the U.S. in addition to a number of other risks, including: difficulties in enforcing contractual and intellectual property rights; impositions or increases of withholding and other taxes on remittances and other payments by subsidiaries and affiliates; difficulties in managing and complying with continually evolving data and privacy laws, such as the European Union’s General Data Protection Regulation and a number of state-specific consumer privacy laws in the U.S.; exposure to different or changing legal standards, including potential changes in government mandated regulatory product standards in those countries in which we or our joint ventures operate; fluctuations in currency exchange rates; impositions or increases of investment and other restrictions by foreign governments; the requirements of a wide variety of foreign laws; political and economic instability; war, escalating geopolitical conflicts or acts or threats of terrorism; and difficulties in staffing and managing operations, particularly in remote locations.
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
Our financial performance and future growth depend on our management’s ability to successfully implement our initiatives. Our operational initiatives are focused on customer experience, capacity expansion, automation, safety, order management and transportation. Automation in our plants will allow for production efficiency and improved safety for plant personnel. Any failure to successfully implement these initiatives and related strategies could adversely affect our business, financial condition, and results of operations, including increases in our severance and impairment charges.

Advanced Drainage Systems, Inc
We are affected by increased fuel and energy prices, and our inability to obtain sufficient quantities of fuel to operate our in-house delivery fleet could negatively impact our business, results of operations and cash flows.
Prices and availability of petroleum products are subject to political, economic and market factors that are outside our control. We consume a large amount of energy and petroleum products in our operations, including the manufacturing process and delivering products to our customers by our in-house fleet. The recent conflict in the Middle East has led to an increase in oil prices in the U.S. Oil prices may continue to surge if the conflict continues, other geopolitical conflicts arise or continue, certain oil supply routes remain blocked or additional supply routes become blocked. While we utilize a diesel hedging program associated with our in-house fleet to mitigate against higher fuel prices, our operating profit will be adversely affected if we are unable to obtain the energy and fuel we require or to fully offset the anticipated impact of higher energy and fuel prices through increased prices or surcharges to our customers or through other hedging strategies. If shortages occur in the supply of energy or necessary petroleum products and we are not able to pass along the full impact of increased energy or petroleum prices to our customers, our business, financial condition, results of operations and cash flows would be adversely affected.
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
While we are not engaged in a regulated industry, we are subject to various laws applicable to businesses generally, including laws affecting land usage, zoning, the environment, health and safety, transportation, labor and employment practices (including pensions), competition, immigration and other matters. Approvals by municipalities, the U.S. and state departments of transportation, engineers and developers may affect the products our customers are allowed to use, and, consequently, failure to obtain or maintain such approvals may affect the salability of our products. Building codes may also affect the products our customers use, and, consequently, changes in building codes may also affect the salability of our products. Changes in applicable regulations governing the sale of some of our products, including changes in government-mandated regulatory product standards in countries in which we or our joint ventures operate, could increase

Advanced Drainage Systems, Inc
our costs. In addition, changes to applicable tax laws and regulations could increase our costs of doing business. We may incur material costs or liabilities in connection with regulatory requirements.
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
We have made, and will continue to make, significant investments in technology. Our technology initiatives are designed to provide our customers a better order management and fulfillment experience, streamline our manufacturing operations and improve the quality of our internal control environment. The cost and potential problems and interruptions associated with the implementation of our technology initiatives could disrupt or reduce the efficiency of our operations in the near term. In addition, our new or upgraded technology might not provide the anticipated benefits, might take longer than expected to realize the anticipated benefits or might fail altogether. The occurrence of such issues could have a material adverse effect on our business financial condition and results of operations.
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

Advanced Drainage Systems, Inc
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
All of these risks are also applicable when we rely on outside vendors to provide services. We are dependent on third-party vendors to operate secure and reliable systems which may include data transfers over the internet. Any events which deny us use of vital operating or information systems may seriously disrupt our normal business operations. Additionally, our key partners, distributors or suppliers could experience a compromise of their information security due to a cybersecurity incident, which may have an impact on our business, reputation and financial performance.
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

Advanced Drainage Systems, Inc
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
The success of the acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with NDS’ business. If we experience difficulties with the integration process or other unforeseen costs, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on our combined company for an undetermined period after completion of the acquisition. In addition, the actual cost savings of the acquisition could be less than anticipated or otherwise offset by other factors.

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
•delays in the disposition of the NDS International Entities;
•the ability to retain key employees;
•the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•the challenge of integrating complex systems, technology, networks and other assets of NDS into those of ours in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate NDS beyond current estimates; or
•the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
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

Advanced Drainage Systems, Inc
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. Based on shares outstanding as of May 14, 2026, we have 76.6 million outstanding shares of common stock, including 0.2 million outstanding shares of our restricted stock, a significant portion of which are freely tradable without restriction under the Securities Act of 1933, as amended, (“Securities Act”) unless held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. As of March 31,

Advanced Drainage Systems, Inc
2026, there were stock options outstanding to purchase a total of approximately 0.9 million shares of our common stock. In addition, approximately 1.5 million shares of common stock are available for grant under our 2017 Omnibus Plan.
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
As of May 14, 2026, our directors, officers and principal stockholders and their affiliates collectively own, or have the right to own within 60 days, approximately 16% of our outstanding shares of common stock. Additionally, our tax-qualified Retirement and Stock Ownership Plan (“KSOP”) holds shares of common stock that KSOP participants with ESOP accounts are entitled to vote on a one-for-one basis on any matter requiring the vote or consent of our stockholders. Thus, the collective voting power of our directors, officers and principal stockholders and their affiliates as of May 14, 2026 is approximately 22%, inclusive of the outstanding shares of common stock held by the KSOP. As a result, these stockholders, if they act together, may be able to control our management and affairs and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
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
•fluctuations in our effective tax rate, including from the OBBBA signed July 4, 2025, Inflation Reduction Act of 2022, Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and any future tax legislation;
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

Management’s Role - The Company’s CIO, supported by the Director of IT Security and Compliance, manages cybersecurity risk. Our CIO has over 25 years of experience in information technology and eight years of experience with the Company. The Company’s enterprise-wide cybersecurity strategy is supported by policies, procedures, security controls and training designed to protect the Company’s IT systems, operations and sensitive data. Specifically, our Cyber Incident Response Plan provides a process by which our Company is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents and includes engaging the Cybersecurity and Risk Management Committee (“CRMC”). The CRMC is a management committee established to identify, assess and manage material cybersecurity incidents, including the incident recovery process within the Company. Depending on the significance of the incident, the Cyber Incident Response Plan could include engaging affected internal and external parties, escalating the issue to executive management, notifying one or more members of our Audit Committee, maintaining communication with users and notifying law enforcement and government agencies as warranted.
For additional information regarding cybersecurity risks, see the risk factor captioned “Cybersecurity incidents may threaten our confidential information, disrupt operations and result in harm to our reputation and adversely impact our business and financial performance” under Part I, Item 1A “Risk Factors”.
Item 2.    Properties
Property - We have a network of 64 manufacturing plant locations and 41 distribution centers, summarized in the following table:

	Manufacturing Plants	Distribution Centers	Total
United States	54	29	83
Canada	4	4	8
Mexico (1)	3	3	6
South America (2)	3	4	7
Other (3)	—	1	1
Total	64	41	105
(1)Manufacturing plants and distribution centers in Mexico are owned or leased by our joint venture.
(2)Manufacturing plants and distribution centers owned or leased by our South America joint venture are not consolidated.
(3)The other facility is located in the Netherlands.
We currently own approximately 110,000 square feet in Hilliard, Ohio for our corporate headquarters through a joint venture and own our approximately 110,000 square foot ADS Engineering and Technology Center. Additionally, we lease an office space in Old Saybrook, Connecticut for our Infiltrator headquarters.
Our network of 64 manufacturing plants consists of 45 that are owned and 19 that are leased. We generally prefer to own our manufacturing plant locations, with a typical pipe manufacturing facility consisting of approximately 40,000 square feet and 15 to 20 acres of land for storage of pipe and related products. Our network of 41 distribution centers consists of 4 owned and 37 leased locations. We believe that our properties have been adequately maintained and are generally in good condition. The extent to which we use our properties varies by property, but we believe the capacity of our facilities is adequate for the level of production and distribution activities necessary in our business as presently conducted. Our Wastewater Segment utilizes 10 of our properties in the United States. The remainder of our properties are utilized by the Stormwater segment. Each distribution center carries pipe, fittings and other Allied Products per needs of the local market.
In-House Fleet - As of March 31, 2026, our in-house fleet consists of approximately 600 tractors and approximately 1,100 trailers that are specially designed to haul our lightweight pipe and fittings products.

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

Advanced Drainage Systems, Inc
PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock - Our common stock is listed and traded on the NYSE under the symbol “WMS”. During each quarter of fiscal 2026, 2025 and 2024, the Board of Directors approved a quarterly cash dividend of $0.18, $0.16 and $0.14 per share, respectively, to all common stockholders. During the first quarter of fiscal 2027, the Company declared a quarterly cash dividend of $0.20 per share of common stock. The dividend is payable on June 15, 2026 to stockholders of record at the close of business on June 1, 2026.
Holders of Record - As of May 14, 2026, we had 862 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.
Stock Performance Graph - The following graph presents a comparison from March 31, 2021 through March 31, 2026 of the cumulative return of our common stock, the Standard and Poor's Index and the Standard and Poor’s Mid Cap 400 - Capital Goods Index. The graph assumes investment of $100 on March 31, 2021 in our common stock and in each of the two indices and the reinvestment of dividends.
Recent Sales of Unregistered Securities - Since the completion of our IPO, we have not sold any securities without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities - In February 2026, we announced that our Board of Directors approved a new $1.0 billion stock repurchase authorization (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. During fiscal 2026, we repurchased 0.7 million shares of common stock at a cost of $98.7 million. With the new authorization, the Repurchase Program has a total available capacity of $1.0 billion as of March 31, 2026. The Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.

Advanced Drainage Systems, Inc
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
January 1, 2026 to January 31, 2026	—	—	—	$147,742
February 1, 2026 to February 28, 2026	—	—	—	1,147,742
March 1, 2026 to March 31, 2026	720	$137.06	720	1,049,043
Total	720	$137.06	720	$1,049,043
Equity Compensation Plan Information - For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.
Item 6.    Reserved

Advanced Drainage Systems, Inc
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, “2026” refers to fiscal 2026, which is the period from April 1, 2025 to March 31, 2026.
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
Overview
We are the leading manufacturer of innovative water management solutions in the stormwater and onsite wastewater industries, providing superior drainage solutions for use in the construction and agriculture marketplaces. Our innovative products, for which we hold many patents, are used across a broad range of end markets and applications, including non-residential, infrastructure and agriculture applications. We have established a leading position in many of these end markets by leveraging our national sales and distribution platform, industry-acclaimed engineering support, overall product breadth and scale plus manufacturing excellence.
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
Growth in Allied Products - Our Allied Products include storm and onsite wastewater chambers, PVC drainage structures, fittings, stormwater filters and water separators. These products complement our pipe products and allow us to offer a comprehensive water management solution to our customers and drive organic growth. Our leading market position in pipe products allows us to cross-sell Allied Products effectively. Our comprehensive offering of Allied Products can also increase pipe sales in certain markets. Allied Products are less sensitive to resin prices since resin prices represent a smaller percentage of the cost for Allied Products. Our leading position in the pipe market has allowed us to increase organic growth of our Allied Products, and we also expect to expand our Allied Product offerings through acquisitions, including our recent acquisition of NDS.
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
Material Conversion - Our HDPE and PP pipe, plastic leachfield chambers, onsite wastewater tanks and related water management product lines compete with other manufacturers of similar products as well as manufacturers of alternative products made with traditional materials, such as concrete, steel and PVC. Our net sales are driven by market trends, including the adoption of thermoplastic corrugated pipe products as a replacement for traditional materials. Thermoplastic corrugated pipe is generally lighter, more durable, more cost effective and easier to install than comparable products made

Advanced Drainage Systems, Inc
from traditional materials. We believe customers will continue to acknowledge the superior attributes and compelling value proposition of our thermoplastic products and expanded regulatory approvals allow for their use in new markets and geographies. In addition, we believe that PP pipe products will also help accelerate conversion given the additional applications for which our PP pipe products can be used.
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
We currently purchase in excess of 1.0 billion pounds of virgin and recycled resin annually from approximately 450 suppliers in North America. As a high-volume buyer of resin, we are able to achieve economies of scale to negotiate favorable terms and pricing. Our purchasing strategies differ based on the material (virgin resin versus recycled material). The price movements of the different materials vary, resulting in the need to use a number of strategies to reduce volatility.
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

Advanced Drainage Systems, Inc
Executive Summary of Our Fiscal 2026 Results
•Net sales increased 5.0% to $3.1 billion
•Net income from continuing operations decreased 5.0% to $429.9 million
•Adjusted EBITDA increased 8.3% to $962.9 million
•Cash provided by operating activities increased $237.6 million to $819.1 million
•Free cash flow increased $200.7 million to $569.3 million
Net sales increased $146.1 million, or 5.0%, to $3,050.4 million, as compared to $2,904.2 million in the prior year. Stormwater sales increased $71.0 million, or 3.1%, to $2,397.4 million. Wastewater sales increased $75.1 million, or 13.0%, to $653.0 million.
Gross profit increased $73.1 million, or 6.7%, to $1,167.4 million as compared to $1,094.2 million in the prior year. The increase in gross profit is primarily driven by favorable volume, price/cost and mix of construction market and Infiltrator sales, partially offset by unfavorable fixed cost absorption as well as the mix impact from acquisitions.
Adjusted EBITDA, a non-GAAP financial measure, increased $73.7 million, or 8.3%, to $962.9 million, as compared to $889.2 million in the prior year. The increase is primarily due to the factors mentioned above. As a percentage of net sales, Adjusted EBITDA was 31.6% as compared to 30.6% in the prior year.
Description of our Segments
Following the acquisition of NDS, the Company realigned its reportable segments to align with the manner in which the CODM assesses performance and makes resource allocation decisions. The Company’s revised reportable segments consist of Stormwater and Wastewater (formerly referred to as the “Infiltrator” reportable segment). Further, the Company changed the measure used to evaluate segment profitability from adjusted gross profit to Adjusted EBITDA. Segment results for the historical periods presented in these consolidated financial statements have been recast to reflect these changes. The Segment Realignment had no impact on our previously reported consolidated net sales, income from operations, net income attributable to ADS or earnings per share.

We generate a greater portion of our net sales and Adjusted EBITDA in our Stormwater segment, which includes sales of high performance thermoplastic corrugated pipe and complementary products throughout the United States and certain international regions. We expect the percentage of total net sales and gross profit derived from the Wastewater segment to continue to increase in future periods as we continue to expand our wastewater management presence. See “Note 20. Business Segment Information” to our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Stormwater - The Stormwater segment manufactures and markets high performance thermoplastic corrugated pipe and complementary products designed as an integrated, end-to-end solution set which provides a comprehensive approach to managing stormwater from the moment it hits the ground until it is cleaned and returned to its natural environment. In February 2026, the Company acquired NDS to further expand the Stormwater product offering, enhance go-to-market capabilities in retail and distributor channels, and expand the Stormwater addressable market. Stormwater products are sold and manufactured throughout the United States and certain international regions, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, and exports through the Company’s joint ventures with local partners in Mexico and South America. The Company maintains and serves these markets through product distribution relationships with many of the largest waterworks distributors, buying groups and co-ops, major retailers as well as an extensive network of hundreds of small to medium-sized distributors. Our joint venture strategy has provided us with local and regional access to new international markets. The unconsolidated sales of the South American Joint Venture were $75.6 million, $72.3 million, and $75.9 million, in fiscal 2026, 2025, and 2024, respectively.
Wastewater - Wastewater (formerly “Infiltrator”) is a leading national provider of plastic leachfield chambers and systems, onsite wastewater tanks and accessories, primarily for use in residential applications. Wastewater products are used in onsite wastewater treatment systems in the United States and Canada.

Advanced Drainage Systems, Inc
Results of Operations for Fiscal Year Ended March 31, 2026 Compared with Fiscal Year Ended March 31, 2025
The following table summarizes our operating results as a percentage of net sales that have been derived from our Consolidated Financial Statements for the fiscal years ended March 31, 2026 and 2025. We believe this presentation is useful to investors in comparing historical results.

(Amounts in thousands)	2026		2025
Net sales	$3,050,376	100.0%	$2,904,245	100.0%
Cost of goods sold	1,882,990	61.7	1,810,004	62.3
Gross profit	1,167,386	38.3	1,094,241	37.7
Selling, general and administrative expenses	469,549	15.4	380,378	13.1
Loss on disposal of assets and costs from exit and disposal activities	19,211	0.6	3,858	0.1
Intangible amortization	59,424	1.9	52,569	1.8
Income from operations	619,202	20.3	657,436	22.6
Interest expense	93,869	3.1	91,803	3.2
Interest income and other, net	(34,455)	(1.1)	(23,832)	(0.8)
Income before income taxes	559,788	18.4	589,465	20.3
Income tax expense	134,988	4.4	141,063	4.9
Equity in net income of unconsolidated affiliates	(5,063)	(0.2)	(4,171)	(0.1)
Net income from continuing operations	429,863	14.1	452,573	15.6
Net loss from discontinued operations, net of taxes	(1,090)	—	—	—
Net income	428,773	14.1	452,573	15.6
Less: net income attributable to the non-controlling interest	2,308	0.1	2,401	0.1
Net income attributable to ADS	$426,465	14.0%	$450,172	15.5%
Net sales - The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$2,397,414	$2,326,370	$71,044	3.1%
Wastewater	652,962	577,875	75,087	13.0
Total Consolidated	$3,050,376	$2,904,245	$146,131	5.0%
Our consolidated net sales for the fiscal year ended March 31, 2026 increased by $146.1 million, or 5.0%, compared to fiscal 2025. The increase in Stormwater sales was primarily driven by NDS net sales of $48.8 million and an increase in demand for our Allied Products in the non-residential construction market. The increase in Wastewater sales was primarily driven by an increase of Orenco net sales of $52.6 million to account for a full year of sales in fiscal 2026 and an increase in demand in the construction market.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$820,710	$779,189	$41,521	5.3%
Wastewater	346,579	315,441	31,138	9.9
Intersegment eliminations	97	(389)	486	(124.9)
Total gross profit	$1,167,386	$1,094,241	$73,145	6.7%
Our consolidated Cost of goods sold for the fiscal year ended March 31, 2026 increased by $73.0 million or, 4.0%, and our consolidated Gross profit decreased by $73.1 million, or 6.7%, compared to the same period in fiscal 2025. The increase in gross profit for Stormwater is primarily due to favorable material costs and the acquisition of NDS. The increase in gross profit for Wastewater was driven by Orenco and volume.

Advanced Drainage Systems, Inc
Selling, general and administrative expenses - The following table presents Selling, general and administrative expenses as a percentage of sales for the fiscal years ended March 31, 2026 and 2025.

(Amounts in thousands)	2026	2025
Selling, general and administrative	$469,549	$380,378
% of Net Sales	15.4%	13.1%
Selling, general and administrative expenses for the fiscal year ended March 31, 2026 increased $89.2 million from the same period in fiscal 2025. The increase in Selling, general and administrative expenses is primarily the result of an increase in transaction costs of $31.5 million due to the acquisition of NDS, incremental operating expenses of NDS and Orenco, unfavorable incentive and stock-based compensation, and realignment expenses of $12.0 million.
Loss on disposal of assets and costs from exit and disposal activities - The loss on disposal in fiscal 2026 was due to exit and disposal activities related to plant closures and asset disposals partially offset by the sale of properties held-for-sale. See “Note 3. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Intangible amortization - Intangible amortization increased by $6.9 million primarily due to the increase in intangible assets due to the NDS acquisition and the accelerated method of amortization for customer relationships.
Interest expense - Interest expense increased $2.1 million for the fiscal year ended March 31, 2026 compared to the same period in fiscal 2025. The increase was primarily due to increased debt levels.
Interest income and other, net - Interest income and other, net increased by $10.6 million for the fiscal year ended March 31, 2026 compared to the same period in fiscal 2025. The increase was primarily due to increased cash balances in the fiscal year and unrealized gains related to derivatives.
Income tax expense - The following table presents the effective tax rates for the fiscal years presented:

	2026	2025
Effective tax rate	24.1%	23.9%
See “Note 16. Income Taxes” for additional information.
Equity in net income of unconsolidated affiliates - The Equity in net income of unconsolidated affiliates increased for the fiscal year ended March 31, 2026 compared to the same period in fiscal 2025 due to the current period income at our South American Joint Venture.
Net income attributable to noncontrolling interest - Net income attributable to noncontrolling interest was relatively flat for fiscal year ended March 31, 2026 compared to the same period in fiscal 2025.
Net loss from discontinued operations - The loss from discontinued operations was attributable the NDS International entities classified as held for sale as of March 31, 2026.

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

(Amounts in thousands)	2025		2024
Net sales	$2,904,245	100.0%	$2,874,473	100.0%
Cost of goods sold	1,810,004	62.3	1,728,524	60.1
Gross profit	1,094,241	37.7	1,145,949	39.9
Selling, general and administrative expenses	380,378	13.1	370,714	12.9
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,858	0.1	(8,365)	(0.3)
Intangible amortization	52,569	1.8	51,469	1.8
Income from operations	657,436	22.6	732,131	25.5
Interest expense	91,803	3.2	88,862	3.1
Interest income and other, net	(23,832)	(0.8)	(23,484)	(0.8)
Income before income taxes	589,465	20.3	666,753	23.2
Income tax expense	141,063	4.9	158,998	5.5
Equity in net income of unconsolidated affiliates	(4,171)	(0.1)	(5,536)	(0.2)
Net income	452,573	15.6	513,291	17.9
Less: net income attributable to the non-controlling interest	2,401	0.1	3,376	0.1
Net income attributable to ADS	$450,172	15.5%	$509,915	17.7%
Net sales - The following table presents net sales to external customers by reportable segment for the fiscal years ended March 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Stormwater	$2,326,370	$2,361,520	$(35,150)	(1.5)%
Wastewater	577,875	512,953	64,922	12.7
Total Consolidated	$2,904,245	$2,874,473	$29,772	1.0%
Our consolidated net sales for the fiscal year ended March 31, 2025 increased by $29.8 million, or 1.0%, compared to fiscal 2024. The decrease in Net sales for Stormwater was primarily driven by unfavorable price/mix impact partially offset by higher demand in our Allied Products. The increase in Net sales for Wastewater was driven by improved price/mix and $46.4 million of net sales from Orenco.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the fiscal years ended March 31, 2025 and 2024.

(Amounts in thousands)	2025	2024	$ Variance	% Variance
Stormwater	$779,189	$866,343	$(87,154)	(10.1)%
Wastewater	315,441	282,810	32,631	11.5
Intersegment eliminations	(389)	(3,204)	2,815	(87.9)
Total gross profit	$1,094,241	$1,145,949	$(51,708)	(4.5)%
Our consolidated Cost of goods sold for the fiscal year ended March 31, 2025 increased by $81.5 million or, 4.7%, and our consolidated Gross profit decreased by $51.7 million, or 4.5%, compared to the same period in fiscal 2024. The decrease in gross profit for Stormwater is primarily due to unfavorable material cost and the decrease in Net sales in Pipe. The increase in gross profit for Wastewater was driven by improved pricing, improved material costs and the acquisition of Orenco.

Advanced Drainage Systems, Inc
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
The change in the effective tax rate was primarily related to the increase of the income tax benefit related to the stock-based compensation windfall and the increase of income tax expense related to the executive compensation limitation in fiscal year 2025. See “Note 16. Income Taxes” for additional information.
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
Non-GAAP Financial Measures
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin - EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, non-GAAP financial measures, have been presented in this Annual Report on Form 10-K as supplemental measures of financial performance that are not required by, or presented in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as alternatives to net income as measures of financial performance or any other performance measure derived in accordance with GAAP. We calculate Adjusted EBITDA as net income from continuing operations before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
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

Advanced Drainage Systems, Inc
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

(Amounts in thousands)	2026	2025	2024
Net income from continuing operations	$429,863	$452,573	$513,291
Depreciation and amortization	216,261	183,281	154,903
Interest expense	93,869	91,803	88,862
Income tax expense	134,988	141,063	158,998
EBITDA	874,981	868,720	916,054
Restructuring and realignment expense(a)	48,299	—	—
(Gain) loss on disposal of assets	(17,039)	3,858	(8,365)
Stock-based compensation expense	32,354	26,581	31,986
Transaction costs (b)	40,805	9,291	3,444
Inventory step up related to acquisition of NDS	12,277	—	—
Interest income	(25,000)	(23,485)	(22,047)
Other adjustments (c)	(3,771)	4,263	1,875
Adjusted EBITDA	$962,906	$889,228	$922,947
Adjusted EBITDA Margin	31.6%	30.6%	32.1%

(a)Includes costs associated with the optimization of the Company’s production, recycling and distribution network, as well as professional fees incurred in connection with supporting enterprise-wide restructuring and realignment initiatives. Excludes gain on sale of properties previously held-for-sale and equipment. See “Note 3. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
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

Advanced Drainage Systems, Inc
accordance with GAAP. Our measure of free cash flow is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

(Amounts in thousands)	2026	2025	2024
Cash flow from operating activities	$819,054	$581,491	$717,928
Capital expenditures	(249,766)	(212,944)	(183,812)
Free cash flow	$569,288	$368,547	$534,116
The following table presents key liquidity metrics utilized by management:

(Amounts in thousands)	March 31, 2026
Total debt (debt and finance lease obligations)	$1,771,894
Cash	223,012
Net debt (total debt less cash)	1,548,882
Leverage ratio (Net debt/Adjusted EBITDA)	1.6
The following table summarizes our available liquidity under our Revolving Credit Facility as of March 31, 2026:

(Amounts in thousands)	March 31, 2026
Revolver capacity	$750,000
Less: outstanding borrowings	—
Less: letters of credit	10,132
Revolver available liquidity	$739,868
As of March 31, 2026, we had $25.7 million in cash that was held by our foreign subsidiaries, of which, $13.1 million was held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. See “Note 16. Income Taxes” for additional discussion of our plans to repatriate earnings from Canada.
Working Capital and Cash Flows
In fiscal 2026, our cash balance decreased by $235.3 million. Cash outflows from the acquisition of NDS, repayment of the term loan and Senior Notes due 2027, and capital expenditures of $249.8 million were partially offset by cash generated from operations, issuance of the Senior Notes due 2034, proceeds from the new term loan facility, changes in working capital and dispositions of assets. Our decrease of cash in fiscal 2025 was $26.6 million. Cash generated from operations, changes in working capital and dispositions of assets was offset by the acquisition of Orenco, capital expenditures of $212.9 million, $69.9 million in share repurchases and $49.7 million of dividend payments.
As of March 31, 2026, we had $962.9 million in liquidity, including $223.0 million of cash and $739.9 million in borrowings available under our Revolving Credit Agreement, excluding $10.1 million of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital is an indication of liquidity and potential need for short-term funding. We define working capital as current assets less current liabilities. Working capital decreased to $721.4 million as of March 31, 2026, from $926.4 million as of March 31, 2025, primarily due to a decrease in cash due to the acquisition of NDS and capital expenditures, partially offset by cash flow from operations and the incremental working capital of NDS.
Operating Cash Flows - During fiscal 2026, 2025 and 2024, cash provided by operating activities was $819.1 million, $581.5 million and $717.9 million, respectively. Cash flow from operating activities for all periods was primarily driven by operating income and changes in working capital.
Investing Cash Flows - During fiscal 2026, cash used for investing activities was $1,211.8 million. The cash used for investing cash flows was primarily for the acquisition of NDS and capital expenditures. Capital expenditures increased in

Advanced Drainage Systems, Inc
fiscal 2026 compared to fiscal 2025. Our capital expenditures in fiscal 2026 were used primarily to support facility expansions, equipment replacements, technology improvement initiatives and our corporate headquarters.
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
We currently anticipate that we will make capital expenditures of approximately $200 million in fiscal 2027 to focus on growth and productivity through increasing our manufacturing capacity and investing in automation. Such capital expenditures are expected to be financed using funds generated by operations. We had approximately $100 million of open orders through purchase commitments as of March 31, 2026.
Financing Cash Flows - During fiscal 2026, cash provided by financing activities was $156.3 million. During fiscal 2026, we received proceeds from the Term Loan Facility (as defined below) and issued 2034 Notes (as defined below) of $600.0 million and $500.0 million, respectively, we repaid the Initial Term Loan Facility (as defined below) and the 2027 Notes (as defined below) of $413.3 million and $350.0 million, respectively. Additionally, we repurchased shares at a cost of $92.0 million and made dividend payments of $56.1 million.
During fiscal 2025, cash used in financing activities was $157.7 million. During fiscal 2025, we repurchased shares at a cost of $69.9 million and made dividend payments of $49.7 million.
During fiscal 2024, cash used in financing activities was $284.3 million. During fiscal 2024, we repurchased shares at a cost of $207.3 million and made dividend payments of $47.7 million.
Debt and Capitalized Lease Obligations
See “Note 7. Leases” and “Note 13. Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of the Company’s financing transactions, including the Secured Bank Loans, the Senior Notes and the Company’s finance lease obligations.
Financing Transactions
Senior Secured Credit Facility - On July 31, 2019, we entered into a credit agreement (the “Base Credit Agreement”) by and among, the Company, as borrower, Barclays Bank PLC, as administrative agent, and several lenders from time to time party thereto. Among other things, the Base Credit Agreement provided for a term loan facility in the initial aggregate principal amount of $1.3 billion (the “Initial Term Loan Facility”) and a revolving credit facility in an initial aggregate amount of up to $350 million (the “Initial Revolving Credit Facility”), which included a sub-limit for a letter of credit sub-facility in the initial aggregate amount of up to $50 million.
On September 24, 2019, we entered into a First Amendment (the “First Amendment”) to the Company’s Base Credit Agreement subsequent to the common stock offering and Senior Notes due in 2027.
On May 26, 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with, among others, Barclays Bank PLC, as administrative agent under the Initial Term Loan Facility, and PNC Bank, National Association, as new administrative agent under the Initial Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Initial Revolving Credit Facility (the “Second Amended Revolving Credit Facility”) from $350.0 million to $600.0 million (including an increase of the sub-limit for the swing-line sub-facility from $50.0 million to $60.0 million) and extended the maturity date of the Revolving Credit Facility to the earlier of May 26, 2027 or the date that is six months prior to the earliest maturity date of the outstanding loans under the Initial Term Loan Facility.
On November 26, 2025, the Company entered into a Third Amendment (the “Third Amendment”) to the Company’s Base Credit Agreement. Among other things, the Third Amendment modified the termination date of the Second Amended

Advanced Drainage Systems, Inc
Revolving Credit Facility to remove reference to the earliest maturity date of the loans outstanding under the Initial Term Loan Facility.
On February 27, 2026, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Company’s Base Credit Agreement (the Base Credit Agreement as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment, the “Credit Agreement”) with, among others, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent under the Term Loan Facility (as defined below) and PNC Bank, National Association, as administrative agent under the Revolving Credit Facility (as defined below) and as successor administrative agent, Barclays Bank PLC, as predecessor administrative agent, and the several financial institutions from time to time party thereto as lenders. Among other things, the Fourth Amendment (i) increased the Amended Revolving Credit Facility from $600 million to $750 million (the “Revolving Credit Facility”), including an increase of the sub-limit for the letter of credit sub-facility from $60 million to $75 million, (ii) refinanced the outstanding amounts owing under the Initial Term Loan Facility by providing for a new term loan facility in the initial aggregate principal amount of $600 million (the “Term Loan Facility”), (iii) extended the maturity date of the Revolving Credit Facility to February 27, 2031, (iv) extended the maturity date of the Term Credit Facility to February 28, 2033, (v) revised the “applicable margin” to provide for a range of 125 basis points to 225 basis points (for Term Benchmark based loans) and 25 basis points to 125 basis points (for base rate loans), as determined based on the consolidated senior secured net leverage ratio ranging from less than 1.50 to 1.00 to greater than or equal to 3.50 to 1.00, (vi) provides for incremental facilities in the aggregate maximum amount of the greater of $350 million or 100% of consolidated EBITDA for the most recently ended four consecutive fiscal quarters, and (vii) amended certain covenant baskets under the Credit Agreement to align with the growth of the Company.
At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Fourth Amendment) or at a Term Benchmark rate (as defined in the Fourth Amendment), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Credit Facility, the applicable margin is based on the Company's consolidated senior secured net leverage ratio (as defined in the Fourth Amendment). All borrowings under the Term Loan Facility as described above initially bear interest at the Term Benchmark rate (as defined in the Fourth Amendment). In the case of the Term Loan Facility, the applicable margin shall be, for loans bearing interest at the Term Benchmark rate, 1.625%, and for loans bearing interest at the base rate, 0.625%.
The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Credit Agreement. As of March 31, 2026, the rate the Company was committed to paying on the undrawn portion was equal to 0.15%.
The Company’s obligations under the Credit Agreement have been secured by granting a first priority lien on substantially all of the Company’s assets (subject to certain exceptions and limitations), and each of StormTech, LLC, Infiltrator Water Technologies, LLC, and Orenco Systems, Inc. (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Credit Agreement and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor's assets (subject to certain exceptions and limitations).
Issuance of Senior Notes due 2027 - On September 23, 2019, we issued $350.0 million aggregate principal amount of senior notes (“2027 Notes”), pursuant to the Indenture dated September 23, 2019 (the “2027 Indenture”), among the Company, the guarantors party thereto (the “Guarantors”) and U.S. Bank Trust Company, National Association (formerly known as U.S. Bank National Association), as Trustee (the “Trustee”). The 2027 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to Rule 144A under the Securities Act or to persons outside the United States under Regulation S of the Securities Act. We may redeem the 2027 Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices set forth in the 2027 Indenture. On February 27, 2026, we redeemed all of our outstanding 2027 Notes in the original aggregate principal amount of $350.0 million at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, to, but excluding, the redemption date in connection with our issuance of $500.0 million aggregate principal amount of 5.375% senior notes due 2034 (the “2034 Notes”). See “Note 13. Debt” for further information on the 2027 Notes and 2034 Notes.
Equipment Financing - In November 2021, we purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on our Consolidated Balance Sheet. The equipment financing has a balance of $3.1 million and had an initial term of between 12 and 84 months, based on the life of the equipment. The equipment financing bears a weighted average interest of 1.8% as of March 31, 2026.
Issuance of Senior Notes Due 2030 - On June 9, 2022, we issued $500.0 million aggregate principal amount of 6.375% its senior notes (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the “2030 Indenture”), among the Company,

Advanced Drainage Systems, Inc
the Guarantors and the Trustee. The 2030 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to the Securities Act or to persons outside the United States under Regulation S of the Securities Act. See “Note 13. Debt” for further information on the 2030 Notes.
Issuance of Senior Notes Due 2034 - On February 27, 2026, we issued $500.0 million aggregate principal amount of 5.375% senior notes due 2034 pursuant to an Indenture, dated February 27, 2026 (the “2034 Indenture”), among the Company, the Guarantors and the Trustee. The 2034 Notes were offered and sold either to persons reasonably believed to be “qualified institutional buyers” pursuant to the Securities Act or to persons outside the United States under Regulation S of the Securities Act. See “Note 13. Debt” for further information on the 2034 Notes.
Covenant Compliance
The Credit Agreement requires, if, on the last day of each fiscal quarter, the aggregate amount of outstanding exposure under the Revolving Credit Facility exceeds 35% of the aggregate maximum amount of commitments under the Revolving Credit Facility then in effect, the Company is to maintain a consolidated senior secured net leverage ratio not to exceed 4.25 to 1.00 for any four consecutive fiscal quarter periods.
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
The Credit Agreement also contains customary provisions requiring the following mandatory prepayments (subject to certain exceptions and limitations): (i) annual prepayments (beginning with the fiscal year ending March 31, 2027) with a percentage of excess cash flow (as defined in the Credit Agreement); (ii) 100% of the net cash proceeds from any non-ordinary course sale of assets and certain casualty or condemnation events; and (iii) 100% of the net cash proceeds of indebtedness not permitted to be incurred under the Credit Agreement. For further information, see “Note 13. Debt” to the Consolidated Financial Statements. We were in compliance with our debt covenants as of March 31, 2026.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, with the exception of the guarantee of 50% of certain debt of our unconsolidated South American Joint Venture, as further discussed in “Note 12. Related Party Transactions” of our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” of this Form 10-K. Our maximum potential obligation under this guarantee totals $5.5 million as of March 31, 2026. The maximum borrowing permitted under the South American Joint Venture’s credit agreement is $11.0 million. As of March 31, 2026, our South American Joint Venture had no outstanding debt subject to our guarantee. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity, or capital resources.
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
Revenue Recognition - We generate revenue by selling pipe and related water management products primarily to distributors, retailers, buying groups and co-operative buying groups. Products are shipped predominately by our internal fleet, and we do not provide any additional revenue generating services after product delivery. Payment terms and conditions vary by contract. Revenue is recognized at the point in-time obligations under the terms of a contract with a customer are satisfied, which generally occurs upon the transfer of control of the promised goods. In substantially all of our contracts with customers, control is transferred to the customer upon delivery. We recognize revenue in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

	We estimate and allocate variable consideration, such as right of return, credits or incentives, based on numerous factors, including the customer agreements and past transaction history.	If our historical experience differs from future experience, our estimates of variable consideration could differ.
Goodwill - Goodwill is reviewed annually for impairment in the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill is determined by considering both the income and market approach.
Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. In Fiscal 2026, we revised our reportable segments and allocated the goodwill balance on the former Pipe, Infiltrator, International and Allied Products reporting units to our revised reporting units. Based on the revision as of March 31, 2026, the goodwill related to Stormwater and Wastewater reportable segments is $442.6 million and $600.1 million, respectively. Estimates and assumptions include: revenue growth rates and EBITDA used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The fair value estimates are based on assumptions management believes to be reasonable but are inherently uncertain.
We performed our annual impairment test for goodwill for all reporting units in the fourth quarter of Fiscal 2026 using a quantitative approach. We determined for our goodwill that the fair value of the assets exceeded the carrying value for the fiscal year March 31, 2026.

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
Indefinite-lived intangible assets -Indefinite-lived intangible assets are tested for impairment annually as of March 31 or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. Determining the fair value of these assets is judgmental in nature and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions we believe to be reasonable, but that are inherently uncertain. To estimate the fair value of these indefinite-lived intangible assets, we use an income approach, which utilizes a market derived rate of return to discount anticipated performance. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.
Determining the fair value of the definite-lived and indefinite-lived intangible assets is judgmental in nature and involves the use of significant estimates and assumptions.
We did not record any impairment charges for definite-lived intangible assets in fiscal 2026, 2025, or 2024.

We performed our annual impairment test for indefinite-lived intangible assets as of March 31, 2026. We performed a qualitative impairment analysis and determined for our indefinite-lived intangible assets that it was more likely than not that the fair value of the assets exceeded carrying value for fiscal years ended March 31, 2026. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period.

Advanced Drainage Systems, Inc

Policy	Judgments and Estimates	Effect if Actual Results Differ from Assumptions
Business Combinations - Acquisitions, such as the acquisition of NDS, are accounted for in accordance with ASC 805, Business Combinations. We recognize separately from goodwill the assets acquired and the liabilities assumed, at their acquisition date fair values and goodwill is defined as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

Tradenames - The most significant driver is revenue growth rates, discount rate and royalty rate. If revenue growth rates are lower than expected, it could result in an impairment charge.

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
Interest Rate Risk - We are subject to interest rate risk associated with our debt. Changes in interest rates impact the fair value of our fixed-rate debt, but there is no impact to earnings and cash flow. Alternatively, changes in interest rates do not affect the fair value of our variable-rate debt, but they do affect future earnings and cash flow. The Revolving Credit Facility and Term Note bear interest at variable rates, either SOFR or the Prime Rate, at our option, plus applicable pricing margins. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $6.0 million based on our borrowings as of March 31, 2026. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $13.5 million, for the year ended March 31, 2026.
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
Raw Material and Commodity Price Risk - Our primary raw materials used in the production of our products are HDPE and PP resins. As these resins are hydrocarbon-based materials, changes in the price of feedstocks, such as crude oil

Advanced Drainage Systems, Inc
derivatives and natural gas liquids, as well as changes in the market supply and demand may cause the cost of these resins to fluctuate significantly. We have supply agreements with our major resin suppliers that provide multi-year terms and volumes that are in excess of our projected consumption. These supply agreements generally do not contain fixed prices, exposing us to pricing risk. Given the significance of these costs and the inherent volatility in supplier pricing, our ability to reflect these changes in the cost of resins in our product selling prices in an efficient manner contributes to the management of our overall risk and the potential impact on our results of operations. A 1% increase in the price of resin would increase our cost of goods sold by approximately $4.3 million.
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
Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-1 through F-36 of this Annual Report on Form 10-K and are incorporated herein by reference. Our independent registered public accounting firm is Deloitte & Touche LLP, Columbus, Ohio, Public Company Accounting Oversight Board ID Number: 34.
Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified under Securities Exchange Commission (“SEC”) rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set

Advanced Drainage Systems, Inc
forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, even appropriate internal control over financial reporting may not prevent or detect misstatements.
Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2026.
We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of NDS which we acquired on February 2, 2026. This exclusion is in accordance with SEC guidance that an assessment of a recently acquired business's internal control over financial reporting may be omitted from management's report on internal control over financial reporting in the year of acquisition. At March 31, 2026 and for the period from acquisition through March 31, 2026, total assets, total revenues, and net income subject to NDS’ internal control over financial reporting represented 23%, 2%, and (1%) of consolidated total assets, net sales, and net income, respectively of ADS as of and for the year ended March 31, 2026.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2026 and this report is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Advanced Drainage Systems, Inc
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information contained under the captions “CERTAIN INFORMATION REGARDING OUR EXECUTIVE OFFICERS,” “2026 NOMINEES FOR ELECTION TO THE BOARD OF DIRECTORS,” “DELINQUENT SECTION 16(A) REPORTS,” “CODES OF BUSINESS CONDUCT AND ETHICS,” “OTHER EXECUTIVE COMPENSATION POLICIES AND PRACTICES - Insider Trading Policy” and “COMMITTEES OF THE BOARD - AUDIT COMMITTEE” in our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.
Item 11.    Executive Compensation
The information contained under the captions “DIRECTOR COMPENSATION,” “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT,” “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OUTCOMES FOR 2026” in the Proxy Statement is incorporated herein by reference. Notwithstanding the foregoing, the information contained in the Proxy Statement under the caption “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT” shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Exchange Act.
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
1.Financial Statements. See “Table of Contents” on page 50.
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

Advanced Drainage Systems, Inc

Exhibit Number	Description
4.11
Indenture, dated February 27, 2026, among Advanced Drainage Systems, Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2026).

4.12	Form of 5.375% Senior Note Due 2034(incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2026).

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

10.1C
Third Amendment to Credit Agreement, by and among the Advanced Drainage Systems, Inc., the banks and other financial institutions or entities parties thereto, constituting the Required Lenders under the Credit Agreement and all the Revolving Lenders under the Credit Agreement, the Issuing Lenders party thereto, Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as administrative agent under the Revolving Facility (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 5, 2026).

10.1D
Fourth Amendment to Credit Agreement, by and among the Advanced Drainage Systems, Inc., the banks and other financial institutions or entities parties thereto, constituting at least the Required Lenders under the Credit Agreement, the Issuing Lenders party thereto, Bank of America, N.A., as administrative agent under the Term Facility, Barclays Bank PLC, as Predecessor Administrative Agent and PNC Bank, National Association, as administrative agent under the Revolving Facility and as Successor Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2026).

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

Advanced Drainage Systems, Inc

Exhibit Number	Description
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

10.24†
Executive Employment Agreement, dated as of June 1, 2023, by and between Advanced Drainage Systems, Inc. and Craig Taylor (incorporated by reference to Exhibit 10.26 of Form 10-K, (File No. 001-36557) filed with the Securities and Exchange Commission on May 15, 2025).

10.25†	Executive Employment Agreement, dated as of June 15, 2020, by and between Advanced Drainage Systems, Inc. and Thomas Waun #

10.26	Form of Restricted Stock Award Notice and Award Agreement (with retirement provisions) pursuant to 2017 Omnibus Incentive Plan.#

10.27	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (with retirement provisions) pursuant to 2017 Omnibus Incentive Plan.#

10.28	Form of Performance Unit Award Agreement (with retirement provisions) pursuant to 2017 Omnibus Incentive Plan.#

10.29	Form of Restricted Stock Award Notice and Award Agreement (Canada) pursuant to 2017 Omnibus Incentive Plan.#

Advanced Drainage Systems, Inc

Exhibit Number	Description
10.30	Form of Notice of Grant of Stock Options and Stock Option Award Agreement (Canada) pursuant to 2017 Omnibus Incentive Plan.#

10.31	Form of Performance Unit Award Agreement (Canada) pursuant to 2017 Omnibus Incentive Plan.#

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

Date: May 21, 2026

ADVANCED DRAINAGE SYSTEMS, INC.
By:	/s/ D. Scott Barbour
Name:	D. Scott Barbour
Title:	President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities, on May 21, 2026.

	Signature	Title

	/s/ D. Scott Barbour	Director, President and Chief Executive Officer (Principal Executive Officer)
D. Scott Barbour

	/s/ Scott A. Cottrill	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Scott A. Cottrill

	/s/ Tim A. Makowski	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
Tim A. Makowski

	/s/ Robert M. Eversole**	Chairman of the Board of Directors and Director
Robert M. Eversole

	/s/ Anesa T. Chaibi **	Director
Anesa T. Chaibi

	/s/ Michael B. Coleman **	Director
Michael B. Coleman

	/s/ Alexander R. Fischer**	Director
Alexander R. Fischer

	/s/ Tanya Fratto**	Director
Tanya Fratto

	/s/ Kelly S. Gast**	Director
Kelly S. Gast

	/s/ M.A. (Mark) Haney**	Director
M.A. (Mark) Haney

	/s/ Luther C. Kissam IV**	Director
Luther C. Kissam IV

	/s/ Manuel J. Perez de la Mesa**	Director
Manuel J. Perez de la Mesa

	/s/ Anil Seetharam**	Director
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
Scott A. Cottrill, Attorney-in-fact

Advanced Drainage Systems, Inc

Advanced Drainage Systems, Inc
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Advanced Drainage Systems Inc.,
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advanced Drainage Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholder's equity and mezzanine equity and cash flows, for each of the three years in the period ended March 31, 2026, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Acquisition of NDS – Valuation of Customer Relationships Intangible Asset – Refer to Note 4 to the financial statements.
Critical Audit Matter Description
The Company completed the acquisition of the water management business of Norma Group SE, known as National Diversified Sales (“NDS”) on February 2, 2026. The preliminary fair value of consideration transferred was approximately $972.5 million, which represented the purchase price $984.9 million, net of cash acquired of $3.2 million and cash included in held for sale of $9.2 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships intangible asset of approximately $419.0 million. The fair value determination of the customer relationships intangible asset required management to make significant estimates and assumptions related to revenue growth rates and forecasts of future cash flows (together, the “forecasts”) and the selection of appropriate customer attrition and discount rates.
We identified the valuation of the customer relationships intangible asset as a critical audit matter because of the significant estimates and assumptions management used to estimate and record the fair value of the asset. This required a high degree

Advanced Drainage Systems, Inc
of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s forecasts and the selection of the customer attrition and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the assumptions identified above included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer relationships intangible asset, including management’s controls over the forecasts, and the selection of the customer attrition and discount rates.
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
May 21, 2026

We have served as the Company's auditor since 2002.

Advanced Drainage Systems, Inc
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Advanced Drainage Systems, Inc.,
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Advanced Drainage Systems, Inc. and subsidiaries (the “Company”) as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 21, 2026, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at National Diversified Sales, which was acquired on February 2, 2026, and whose financial statements constitute 23%, 2%, and (1%) of consolidated total assets, net sales, and of net income, respectively, of the consolidated financial statement amounts as of and for the year ended March 31, 2026. Accordingly, our audit did not include the internal control over financial reporting at National Diversified Sales.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Columbus, Ohio
May 21, 2026

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(Amounts in thousands, except par value)	2026	2025
ASSETS
Current assets:
Cash	$223,012	$463,319
Receivables (less allowance for credit losses of $4,654 and $7,684, respectively)	390,536	333,221
Inventories	543,381	488,269
Assets held for sale	43,451	8,194
Other current assets	30,449	31,780
Total current assets	1,230,829	1,324,783
Property, plant and equipment, net	1,217,165	1,051,040
Other assets:
Goodwill	1,042,716	720,223
Intangible assets, net	848,527	448,060
Other assets	166,386	146,254
Total assets	$4,505,623	$3,690,360
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$5,865	$9,934
Current maturities of finance lease obligations	38,136	33,143
Accounts payable	237,706	218,024
Liabilities held for sale	15,139	—
Other accrued liabilities	212,623	137,295
Total current liabilities	509,469	398,396
Long-term debt obligations (less unamortized debt issuance costs of $18,428 and $7,715, respectively)	1,605,958	1,251,589
Long-term finance lease obligations	121,935	131,000
Deferred tax liabilities	220,994	190,416
Other liabilities	91,303	83,171
Total liabilities	2,549,659	2,054,572
Commitments and contingencies (see Note 18)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 4,533 and 5,702 shares outstanding, respectively	73,652	92,652
Total mezzanine equity	73,652	92,652
Stockholders’ equity:
Common stock: $0.01 par value; 1,000,000 shares authorized; 85,319 and 83,750 shares issued, respectively; 72,654 and 71,864 shares outstanding, respectively	11,710	11,694
Paid-in capital	1,342,091	1,277,694
Common stock in treasury, at cost	(1,325,713)	(1,219,408)
Accumulated other comprehensive loss	(32,290)	(37,178)
Retained earnings	1,862,936	1,492,634
Total ADS stockholders’ equity	1,858,734	1,525,436
Noncontrolling interest in subsidiaries	23,578	17,700
Total stockholders’ equity	1,882,312	1,543,136
Total liabilities, mezzanine equity and stockholders’ equity	$4,505,623	$3,690,360

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
(Amounts in thousands, except per share data)	2026	2025	2024
Net sales	$3,050,376	$2,904,245	$2,874,473
Cost of goods sold	1,882,990	1,810,004	1,728,524
Gross profit	1,167,386	1,094,241	1,145,949
Operating expenses:
Selling, general and administrative	469,549	380,378	370,714
Loss (gain) on disposal of assets and costs from exit and disposal activities	19,211	3,858	(8,365)
Intangible amortization	59,424	52,569	51,469
Income from operations	619,202	657,436	732,131
Other expense:
Interest expense	93,869	91,803	88,862
Interest income and other, net	(34,455)	(23,832)	(23,484)
Income before income taxes	559,788	589,465	666,753
Income tax expense	134,988	141,063	158,998
Equity in net income of unconsolidated affiliates	(5,063)	(4,171)	(5,536)
Net income from continuing operations	429,863	452,573	513,291
Net loss from discontinued operations, net of taxes	(1,090)	—	—
Net income	428,773	452,573	513,291
Less: net income attributable to noncontrolling interest	2,308	2,401	3,376
Net income attributable to ADS	$426,465	$450,172	$509,915
Weighted average common shares outstanding:
Basic	77,756	77,549	78,252
Diluted	78,383	78,188	79,017
Net income from continuing operations per share available to common stockholders:
Basic	$5.50	$5.81	$6.52
Diluted	$5.45	$5.76	$6.45
Net loss from discontinued operations per share available to common stockholders:
Basic	$(0.01)	$—	$—
Diluted	$(0.01)	$—	$—
Net income per share available to common stockholders:
Basic	$5.48	$5.81	$6.52
Diluted	$5.44	$5.76	$6.45
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
(Amounts in thousands)	2026	2025	2024
Net income	$428,773	$452,573	$513,291
Currency translation gain (loss)	7,076	(10,851)	(570)
Comprehensive income	435,849	441,722	512,721
Less: other comprehensive gain (loss) attributable to noncontrolling interest, net of tax	2,188	(3,503)	1,680
Less: net income attributable to noncontrolling interest	2,308	2,401	3,376
Total comprehensive income attributable to ADS	$431,353	$442,824	$507,665
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(Amounts in thousands)	2026	2025	2024
Cash Flows from Operating Activities
Net income	$428,773	$452,573	$513,291
Less: Net loss from discontinued operations, net of taxes	(1,090)	—	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,261	183,281	154,903
Deferred income taxes	35,385	(423)	(2,280)
Loss (gain) on disposal of assets and costs from exit and disposal activities	19,211	3,858	(8,365)
Stock-based compensation	32,354	26,581	31,986
Amortization of deferred financing charges	2,225	2,044	2,044
Inventory step up related to NDS acquisition	12,277	—	—
Fair market value adjustments to derivatives	(5,129)	220	(972)
Equity in net income of unconsolidated affiliates	(5,063)	(4,171)	(5,536)
Other operating activities	806	(298)	6,697
Changes in working capital:
Receivables	(2,288)	1,414	(14,590)
Inventories	30,609	(15,749)	594
Prepaid expenses and other current assets	(1,110)	(3,983)	(275)
Accounts payable, accrued expenses and other liabilities	53,960	(63,856)	40,431
Operating cash flows from discontinued operations	(307)	—	—
Net cash provided by operating activities	819,054	581,491	717,928
Cash Flows from Investing Activities
Capital expenditures	(249,766)	(212,944)	(183,812)
Proceeds from disposition of assets or businesses	32,541	—	27,498
Acquisition, net of cash acquired	(991,064)	(237,310)	—
Other investing activities	(3,531)	2,388	650
Net cash used in investing activities	(1,211,820)	(447,866)	(155,664)
Cash Flows from Financing Activities
Proceeds from Term Loan Facility	600,000	—	—
Payments on syndicated Term Loan Facility	(413,250)	(7,000)	(7,000)
Proceeds from Revolving Credit Agreement	75,500	—	—
Payments on Revolving Credit Agreement	(75,500)	—	—
Proceeds from Senior Notes due 2034	500,000	—	—
Payments on Senior Notes due 2027	(350,000)	—	—
Proceeds from commercial loan agreement	27,200	—	—
Debt issuance costs	(17,182)	—	—
Payments on Equipment Financing	(2,937)	(4,897)	(7,738)
Payments on finance lease obligations	(40,602)	(25,487)	(12,145)
Repurchase of common stock	(91,958)	(69,922)	(207,308)
Cash dividends paid	(56,124)	(49,737)	(43,995)
Proceeds from noncontrolling interest holder	3,342	—	—
Dividends paid to noncontrolling interest holder	(1,960)	—	(3,747)
Proceeds from option exercises	6,850	9,971	6,454
Payment of withholding taxes on vesting of restricted stock units	(7,060)	(10,657)	(8,864)
Other financing activities	(2)	2	—
Net cash provided by (used in) financing activities	156,317	(157,727)	(284,343)
Effect of exchange rate changes on cash	1,145	(2,475)	799
Net change in cash	(235,304)	(26,577)	278,720
Cash at beginning of year	469,271	495,848	217,128
Cash and restricted cash at end of year	$233,967	$469,271	$495,848
Less: cash held for sale	(9,184)	—	—
Cash and restricted cash, excluding cash held for sale, at end of year	$224,783	$469,271	$495,848
See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Common Stock		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount
Balance April 1, 2023	79,057	$11,647	$1,134,864	9,539	$(920,999)	$(27,580)	$626,215	$824,147	$17,493	$841,640	9,429	$153,220	$153,220
Net income	—	—	—	—	—	—	509,915	509,915	3,376	513,291	—	—	—
Other comprehensive (loss) gain	—	—	—	—	—	(2,250)	—	(2,250)	1,680	(570)	—	—	—
Common stock dividend ($0.56 per share)	—	—	—	—	—	—	(43,922)	(43,922)	—	(43,922)	—	—	—
Dividend paid to noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,747)	(3,747)	—	—	—
Share repurchases	—	—	—	1,779	(210,715)	—	—	(210,715)	—	(210,715)	—	—	—
KSOP Redeemable Common Stock Conversion	2,747	27	44,609	—	—	—	—	44,636	—	44,636	(2,747)	(44,636)	(44,636)
Exercise of common stock options	159	2	6,452	—	—	—	—	6,454	—	6,454	—	—	—
Restricted stock awards	100	1	—	25	(2,468)	—	—	(2,467)	—	(2,467)	—	—	—
Performance-based restricted stock units	200	2	—	72	(6,396)	—	—	(6,394)	—	(6,394)	—	—	—
Stock-based compensation	—	—	31,986	—	—	—	—	31,986	—	31,986	—	—	—
ESPP Issuance	20	—	1,927	—	—	—	—	1,927	—	1,927	—	—	—
Other	—	—	(4)	—	—	—	—	(4)	—	(4)	—	—	—
Balance March 31, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	$108,584	$108,584

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Non-controlling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
(Amounts in thousands)	Shares	Amount		Shares	Amount						Shares	Amount
Balance April 1, 2024	82,283	$11,679	$1,219,834	11,415	$(1,140,578)	$(29,830)	$1,092,208	$1,153,313	$18,802	$1,172,115	6,682	$108,584	$108,584
Net income	—	—	—	—	—	—	450,172	450,172	2,401	452,573	—	—	—
Other comprehensive loss	—	—	—	—	—	(7,348)	—	(7,348)	(3,503)	(10,851)	—	—	—
Common stock dividend ($0.64 per share)	—	—	—	—	—	—	(49,746)	(49,746)	—	(49,746)	—	—	—
Share repurchases	—	—	—	410	(68,172)	—	—	(68,172)	—	(68,172)	—	—	—
KSOP Redeemable Common Stock Conversion	980	10	15,922	—	—	—	—	15,932	—	15,932	(980)	(15,932)	(15,932)
Exercise of common stock options	244	2	9,969	—	—	—	—	9,971	—	9,971	—	—	—
Restricted stock awards	100	1	—	27	(4,720)	—	—	(4,719)	—	(4,719)	—	—	—
Performance-based restricted stock units	93	1	—	34	(5,938)	—	—	(5,937)	—	(5,937)	—	—	—
Stock-based compensation	—	—	26,581	—	—	—	—	26,581	—	26,581	—	—	—
ESPP Issuance	50	1	5,391	—	—	—	—	5,392	—	5,392	—	—	—
Other	—	—	(3)	—	—	—	—	(3)	—	(3)	—	—	—
Balance March 31, 2025	83,750	$11,694	$1,277,694	11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436	$17,700	$1,543,136	5,702	92,652	$92,652
Net income	—	—	—	—	—	—	426,465	426,465	2,308	428,773	—	—	—
Other comprehensive gain	—	—	—	—	—	4,888	—	4,888	2,188	7,076	—	—	—
Common stock dividend ($0.72 per share)	—	—	—	—	—	—	(56,163)	(56,163)	—	(56,163)	—	—	—
Contribution from noncontrolling interest holder	—	—	—	—	—	—	—	—	3,342	3,342	—	—	—
Dividend declared to noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,960)	(1,960)	—	—	—
Share repurchases	—	—	—	720	(99,245)	—	—	(99,245)	—	(99,245)	—	—	—
KSOP Redeemable Common Stock Conversion	1,169	12	18,988	—	—	—	—	19,000	—	19,000	(1,169)	(19,000)	(19,000)
Exercise of common stock options	152	1	6,849	—	—	—	—	6,850	—	6,850	—	—	—
Restricted stock awards	100	1	—	30	(3,484)	—	—	(3,483)	—	(3,483)	—	—	—
Performance-based restricted stock units	85	1	—	29	(3,576)	—	—	(3,575)	—	(3,575)	—	—	—
Stock-based compensation	—	—	32,354	—	—	—	—	32,354	—	32,354	—	—	—
ESPP Issuance	63	1	6,207	—	—	—	—	6,208	—	6,208	—	—	—
Other	—	—	(1)	—	—	—	—	(1)	—	(1)	—	—	—
Balance March 31, 2026	85,319	$11,710	$1,342,091	12,665	$(1,325,713)	$(32,290)	$1,862,936	$1,858,734	$23,578	$1,882,312	4,533	$73,652	$73,652

See accompanying notes to consolidated financial statements.

Advanced Drainage Systems, Inc
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business - Advanced Drainage Systems, Inc. and subsidiaries (collectively referred to as “ADS” or the “Company”), incorporated in Delaware, designs, manufactures and markets innovative water management solutions in the stormwater and onsite wastewater industries, providing superior drainage solutions for use in the construction and agriculture markets. ADS’s products are used across a broad range of end markets and applications, including non-residential, residential, infrastructure and agriculture applications.
On February 2, 2026, the Company completed the acquisition of National Diversified Sales (“NDS”). NDS expands the Company’s water management offering into complementary products through the addition of NDS’ residential water management, access box and irrigation solutions. See “Note 4. Acquisitions” for additional information.
Following the acquisition of NDS, the Company is managed and reports results of operations in two reportable segments: Stormwater and Wastewater (formerly Infiltrator).
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
Presentation - Certain prior period balance sheet captions have been recast to conform with current period presentation.
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
Receivables and Allowance for Credit Losses - Receivables include trade receivables, net of an allowance for credit losses, income tax receivable, insurance recoverable and other miscellaneous receivables. Receivables at March 31, 2026 and 2025 are as follows:

(Amounts in thousands)	2026	2025
Trade receivables, net	$354,382	$314,011
Income tax receivable	27,390	10,728
Insurance recoverable	3,871	8,340
Other miscellaneous receivables	4,893	142
Receivables, net	$390,536	$333,221
The Company extends credit to customers based on an evaluation of their financial condition and collateral is generally not required. The Company records an allowance for credit losses at the time accounts receivable are

Advanced Drainage Systems, Inc
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
Goodwill - Goodwill is reviewed annually for impairment during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit for the goodwill impairment test, a quantitative assessment. In fiscal 2026, the Company revised its reportable segments and allocated the goodwill balance to its revised reporting units. For the fiscal year ended March 31, 2026, the Company completed a quantitative fair value assessment for all reporting units. For the fiscal years ended March 31, 2025 and March 31, 2024, the Company completed a qualitative fair value assessment for all reporting units, except for Cultec, for which the Company completed a quantitative analysis. The Company did not incur any impairment charges for goodwill for the periods presented.
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
Intangible Assets — Indefinite-Lived - Indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying value may be greater than fair value. GAAP allows entities testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible assets for the impairment test. ADS completed a qualitative fair value assessment of indefinite-lived trademarks as of March 31, 2026, March 31, 2025 and March 31, 2024. The Company did not incur any impairment charges for Indefinite-Lived Intangible assets for the periods presented.
Held for Sale and Discontinued Operations Classification - Under the accounting guidance contained in Accounting Standards Codification Topic 205, Presentation of Financial Statements (“ASC 205”), businesses that, upon

Advanced Drainage Systems, Inc
acquisition, meet the held for sale criteria are not analyzed under the strategic shift test. Instead, they are reported in discontinued operations automatically based on their held for sale classification. The strategic shift test does not apply because the acquired businesses were not previously part of the acquirer.
The Company determined Teco S.r.l., Kimplas Piping Systems Private Limited, Kimplas Limited, Teco Irrigation USA, Inc. and Fish Water Products Sdn. Bhd. (collectively, the “NDS International Entities”) met the held for sale criteria upon acquisition. As a result, the assets and liabilities of the NDS International Entities have been classified held for sale and are reported as assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The results of the NDS International Entities have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the Consolidated Statements of Operations.
Other Assets - Other assets include operating lease right of use assets, capitalized software development costs, including cloud computing costs, investments in unconsolidated affiliates accounted for under the equity method, deposits, central parts, and other miscellaneous assets.
•See “Note 7. Leases” for further information on the operating lease right of use assets.
•The Company capitalizes development costs for internal-use software and defers implementation costs for hosting arrangements. Capitalization of software development costs and deferral of implementation costs for hosting arrangements begin in the application development stage and end when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives of 2 to 10 years, which is included in Selling, general and administrative expenses or Cost of goods sold within the Consolidated Statements of Operations depending on the nature of the asset and its intended use.
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
Leases - The Company determines whether an arrangement contains an operating or finance lease at inception by determining if the contract conveys the right to control the use of identified plant, property, and equipment for a period of time in exchange for consideration and other facts and circumstances as defined by ASC 842, Leases. For each lease which has an accounting lease term of greater than 12 months, the Company records the right-of-use asset and lease liability on the balance sheet. The accounting lease term includes cancellable and renewal periods which are reasonably assured. The lease liability is measured utilizing the incremental borrowing rate unless the Company can specifically determine the rate implicit in the lease. For leases classified as finance leases at lease inception, the Company records a finance lease asset in Property, plant and equipment, net and lease financing obligation equal to the present value of the minimum lease payments. The finance lease right of use asset is amortized to its expected residual value at the end of the lease term using the straight-line method, and the lease financing obligation is amortized using the effective interest method over the lease term with the rental payments being allocated to principal and interest. For leases classified as operating leases, the Company records the operating lease right of use asset in Other assets and the operating lease obligation in Other accrued liabilities and Other liabilities. Operating lease rent expense is recognized over the useful life using the straight-line method.
Foreign Currency Translation - Assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues and expenses are translated at a monthly average exchange rate and equity transactions are translated using either the actual exchange rate on the day of the transaction or a monthly average historical exchange rate. For the fiscal years ended March 31, 2026 and 2025, the Company’s Accumulated other comprehensive loss (“AOCL”) primarily consisted of foreign currency translation gains and losses.
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

Advanced Drainage Systems, Inc
Shipping Costs - The Company incurs shipping costs to deliver products to customers using an in-house fleet or common carrier. Typically shipping costs are prepaid and included in the product price; however, in some instances, the Company bills shipping costs to customers. Shipping costs are also incurred to physically move raw materials, tooling and products between manufacturing and distribution facilities. Shipping costs to deliver products to customers for the fiscal years ended March 31, 2026, 2025, and 2024 were $369.2 million, $340.8 million, and $284.6 million, respectively, and are included in Cost of goods sold.
Stock-Based Compensation - See “Note 15. Stock-Based Compensation” for information about the stock-based compensation award programs and related accounting policies.
Advertising - The Company expenses advertising costs as incurred. Advertising costs are recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. The total advertising costs were $14.3 million, $10.6 million, and $10.2 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
Self-Insurance - The Company is self-insured for short-term disability and medical coverage it provides for substantially all eligible employees. The Company is self-insured for medical claims up to the individual and aggregate stop-loss coverage limits. The Company accrues for claims incurred but not reported based on an estimate of future claims related to events that occurred prior to the fiscal year end if it has not met the aggregate stop-loss coverage limit. Amounts expensed totaled $63.3 million, $60.0 million, and $53.3 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, of which employees contributed $13.5 million, $13.8 million, and $13.0 million, respectively.
ADS is also self-insured for various other general insurance programs to the extent of the applicable deductible limits on the Company’s insurance coverage. These programs include primarily automobile, general liability, cybersecurity and employment practices coverage with a deductible of $0.5 million per occurrence for general liability and $1 million per occurrence for automobile claim incurred. Amounts expensed during the period, including an estimate for claims incurred but not reported at year end, were $2.9 million, $3.7 million, and $3.1 million, for the years ended March 31, 2026, 2025, and 2024, respectively.
ADS is also self-insured for workers’ compensation insurance with stop-loss coverage for claims that exceed $0.5 million per incident up to the respective state statutory limits. Amounts expensed, including an estimate for claims incurred but not reported, were $5.9 million, $4.7 million, and $4.9 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
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
Concentrations of Risk - The Company has a large, active customer base of approximately 16,000 customers with two customers, Ferguson and Core & Main, each representing more than 10% of annual net sales. These customers in aggregate accounted for 25.8%, 27.0%, and 25.8% of fiscal 2026, 2025 and 2024 net sales, respectively. The Company’s customer base is diversified across the range of end markets that it serves.

Advanced Drainage Systems, Inc
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of Receivables. The Company provides its products to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on Receivables is principally dependent on each customer’s financial condition. The Company performs ongoing credit evaluations of its customers. The Company monitors the exposure for credit losses and maintains allowances for anticipated losses. Concentrations of credit risk with respect to Receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographies. One customer, Ferguson Enterprises, accounted for approximately 10.4% and 19.1% of Receivables at March 31, 2026 and 2025, respectively, and Core & Main accounted for approximately 10.4% of Receivables at March 31, 2025.
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
Interest income and other, net - Included in Interest income and other, net on the Company’s Consolidated Statement of Operations is interest income on invested cash and derivative gains and losses for commodity and foreign currency instruments described below for the fiscal years ended March 31, 2026, 2025, and 2024 were:

(Amounts in thousands)	2026	2025	2024
Interest income	$(25,000)	$(23,485)	$(22,047)
Fair market value adjustments to derivatives	(5,129)	—	(972)
Net realized losses (gains) on derivatives	(1,098)	649	58
Foreign currency (gains) losses	278	(122)	436
Other	(3,506)	(874)	(959)
Interest income and other, net	$(34,455)	$(23,832)	$(23,484)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures - In December 2023, the FASB issued an accounting Pronouncement (“ASU”) to amend ASC 740, Income Taxes to enhance the transparency and usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The Company adopted this pronouncement retrospectively for the fiscal year ended March 31, 2026 and included the enhanced disclosures. See “Note 16. Income Taxes” for further discussion.
Accounting Pronouncements Not Yet Adopted
Income Statement Expense Disaggregation Disclosures - In November 2024, the FASB issued an ASU requiring disaggregated disclosure of income statement expenses for public business entities. The ASU requires disclosure in tabular format of disaggregation of relevant expense captions presented on the income statement by certain natural expense categories with certain related qualitative disclosures within the notes to the financial statements. The ASU does not change the expense captions an entity presents on the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impacts this standard will have on its required disclosures.
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued an ASU which amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. An entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. The ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance is to be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the Consolidated Financial Statements.
Accounting for and Disclosure of Software Costs - In September 2025, the FASB issued an ASU which amends certain aspects of ASC 350-40. The amended guidance eliminates project stages and requires capitalizing software

Advanced Drainage Systems, Inc
costs to begin when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. When evaluating if a project is probable to be completed, significant development uncertainty must be assessed. Additionally, disclosures for property, plant and equipment will be required for all capitalized software costs. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Consolidated Financial Statements.
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
The Company disaggregates Stormwater net sales by Domestic and International and further disaggregates Domestic by product type. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net sales (including intersegment net sales) disaggregated by product type for the Company’s Stormwater and Wastewater segments.

(Amounts in thousands)	2026	2025	2024
Stormwater
Domestic - Pipe	$1,495,555	$1,521,939	$1,556,575
Domestic - Allied Products	750,498	645,448	627,825
International	187,827	194,630	207,769
Total Stormwater	2,433,880	2,362,017	2,392,169
Wastewater	714,542	629,906	566,550
Intersegment Eliminations	(98,046)	(87,678)	(84,246)
Consolidated Net sales	$3,050,376	$2,904,245	$2,874,473
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
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of March 31, 2026 and 2025:

(Amounts in thousands)	March 31, 2026	March 31, 2025
Contract asset - product returns	$1,383	$1,381
Refund liability	4,112	4,032
Practical Expedients and Exemptions - The Company applies several practical expedients and exemptions:
•The Company expenses incremental costs to obtain a contract (e.g. sales commissions) when incurred as the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses on the Consolidated Statements of Operations.

Advanced Drainage Systems, Inc
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
3.    RESTRUCTURING AND LOSS (GAIN) ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES

In fiscal 2026, the Company undertook certain restructuring and realignment activities (the “2026 Restructuring Plan”) to optimize the Company’s production, recycling and distribution network and to plan and implement go-to-market and operating model enhancements to scale for future growth, including the integration of NDS. Under the 2026 Restructuring Plan, for the fiscal year ended March 31, 2026, the Company recorded expense of $48.3 million related to the optimization of the Company’s production, recycling and distribution networks, including the closure of four facilities and changes to the Company’s production footprint. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activities included in Restructuring and realignment expense for the fiscal year ended March 31, 2026:

(Amounts in thousands)	2026
Loss (gain) on disposal of assets and costs from exit and disposal activities:
Accelerated depreciation and impairment of property, plant and equipment	$28,786
Severance	2,743
Impairment of right-of-use assets	2,448
Other exit and disposal costs	2,273
Selling, general and administrative expenses:
Realignment expenses	12,049
Total 2026 Restructuring Plan activities	$48,299
The costs incurred under the 2026 Restructuring Plan to date are classified as operating expenses and allocated to the Stormwater segment. During the fiscal year ended March 31, 2026, the Company recorded accelerated depreciation, severance costs, impairment of right-of-use lease assets and other exit and disposal costs. Other exit and disposal activities include legal and professional fees, inventory and equipment transfer costs and other costs.
The following table summarizes the restructuring liability for the periods presented:

(Amounts in thousands)	2026
Accrual balance at April 1	$—
Costs incurred	48,299
Non-cash charges	(31,234)
Expenses paid	(15,864)
Accrual balance at end of period	$1,201
The restructuring liability is recorded in Other accrued liabilities in the Company’s Consolidated Balance Sheet.
Loss (Gain) on Disposal of Assets - The Company recorded $17.0 million gain on disposal of assets in the fiscal year ended March 31, 2026. The sale of properties previously held-for-sale resulted in the gain of $18.1 million. The remaining balance is due to the sale or disposal of other property, plant and equipment.
For the year ended March 31, 2025, the Company recorded a $3.9 million loss primarily due to the closure of a plant and other asset disposals.
On March 25, 2024, the Company completed its divestiture of substantially all of its Paper Recycling business to a third party purchaser for cash consideration of $7.5 million. The Company recognized a loss on the sale of

Advanced Drainage Systems, Inc
$2.0 million in the Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in the Stormwater reportable segment.
On April 14, 2023, the Company completed its divestiture of substantially all of the assets of Spartan Concrete, Inc. to a third party purchaser for consideration of $20.0 million. The Company recognized a gain on the sale of $14.9 million in the Consolidated Statements of Operations. Prior to the divestiture, the Company recorded the results of operations in the Stormwater reportable segment.
4.    ACQUISITIONS
Acquisition of NDS - On February 2, 2026, the Company completed the acquisition of the water management business of Norma Group SE, known as NDS. NDS expands the Company’s water management offering into complementary products through the addition of NDS’ residential water management, access box and irrigation solutions. The preliminary fair value of consideration transferred was approximately $972.5 million, which represented the purchase price of $984.9 million, net of cash acquired of $3.2 million and cash included in held for sale of $9.2 million. The preliminary purchase price excludes transaction costs. The acquisition was primarily funded from cash on hand. NDS will be included in the Stormwater reportable segment.
Summary of Consideration Transferred - The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (up to one year from the closing date).
The following table summarizes consideration transferred and the preliminary purchase price allocation of identified assets acquired and liabilities assumed:

(Amounts in thousands)	Preliminary Amount
Cash and cash equivalents	$3,189
Accounts receivable	44,944
Inventory	93,092
Other current assets	1,359
Assets held for sale(a)	42,554
Property, plant and equipment	67,699
Goodwill	317,677
Intangible assets	456,920
Deferred tax assets	5,751
Other assets	17,212
Total assets acquired	1,050,397

Accounts payable	(10,664)
Accrued expenses	(29,285)
Liabilities held for sale(a)	(13,779)
Other liabilities	(11,788)
Total liabilities acquired	(65,516)
Total preliminary fair value of consideration transferred	$984,881
(a)Upon acquisition, certain NDS entities met the held-for-sale criteria. The Company accordingly classified the associated assets acquired and liabilities assumed as held for sale.
During the period from the Closing Date through March 31, 2026, the Company’s consolidated results of     operations included $48.8 million of net sales, $4.7 million of Net loss from continuing operations and $1.1 million of Net loss from discontinued operations associated with the results of operations of NDS. See “Note 5. Discontinued Operations and Assets and Liabilities Held for Sale” for additional information.

Advanced Drainage Systems, Inc
The preliminary goodwill of $317.7 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected cross-selling and operating efficiencies. The goodwill is assigned to the Stormwater reportable segment and $271.6 million of the preliminary goodwill is deductible for income tax purposes.
Identifiable Intangible Assets Acquired - The identifiable intangible assets recorded in connection with the acquisition of NDS are based on preliminary valuations including customer relationships, tradename and developed technology totaling $456.9 million. Customer relationships will be amortized using an accelerated method over the useful life. Tradenames and developed technology will be amortized on a straight-line basis over their estimated useful lives. The preliminary fair values and useful lives of acquired intangible assets is presented in the table below.

(Amounts in thousands)	Preliminary fair value	Preliminary Useful Lives
Customer relationships	$419,000	20 years
Tradename	37,000	20 years
Developed technology	920	12 years
Total identifiable intangible assets	$456,920

The preliminary estimate of the fair value of the identifiable intangible assets was determined using the methods described below. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement of the fair value hierarchy as defined in ASC 820, Fair Value Measurements (“ASC 820”). Intangible assets consist of acquired customer relationships, patents and developed technology, and tradename and trademarks.

•Customer relationships were valued using the income approach, specifically, the multi-period excess earnings method, which calculates the present value of the estimated revenues and net cash flows derived from the customer relationships.
•Tradename and trademarks were valued using the income approach, specifically, the relief form royalty method, which calculates the present value of hypothetical royalty payments that would be avoided by owning the asset rather than licensing it from a third party.
•Developed technology intangible assets were valued using the income approach, specifically, the relief from royalty method, which calculates the present value of hypothetical royalty payments that would be avoided by owning the technology rather than licensing it from a third party.

Pro Forma Financial Information - The unaudited pro forma information for the fiscal year ended March 31, 2026 presented below includes the effects of the NDS acquisition as if it had been consummated as of April 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the acquisition of NDS. Adjustments include those related to the depreciation and amortization of acquired fixed and intangible assets, transaction costs, inventory step-up and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of NDS. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

(Amounts in thousands)	2026	2025
Net sales	$3,289,692	$3,185,159
Net income attributable to ADS	456,002	411,684

During the fiscal year ended March 31, 2026, the Company incurred $40.3 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations and are reflected in pro forma earnings for the fiscal year ended March 31, 2025 in the table above. These costs are deductible for income tax purposes.
Acquisition of River Valley Pipe - On May 8, 2025, the Company completed its acquisition of the assets of River Valley Pipe LLC (“River Valley Pipe”), a privately-owned pipe manufacturing company located in the Midwest region of the United States. The preliminary fair value of consideration transferred was approximately $18.8 million. The acquisition was funded from cash on hand. River Valley Pipe is included in the Stormwater reportable segment.

Advanced Drainage Systems, Inc
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

(Amounts in thousands)	Initial Amount	Valuation Adjustments	Updated Amount
Accounts receivable	$3,101	$—	$3,101
Inventory	3,027	—	3,027
Property, plant and equipment	6,986	—	6,986
Goodwill	4,964	(1,029)	3,935
Intangible assets	2,970	—	2,970
Other assets	75	—	75
Total assets acquired	21,123	(1,029)	20,094

Accounts payable	(1,227)	—	(1,227)
Accrued expenses	(285)	236	(49)
Other liabilities	(35)	—	(35)
Total liabilities acquired	(1,547)	236	(1,311)
Total preliminary fair value of consideration transferred	$19,576	$(793)	$18,783
The preliminary goodwill of $3.9 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is deductible for income tax purposes and is assigned to Stormwater.
The preliminary purchase price excludes transaction costs. During the fiscal year ended March 31, 2026, the Company incurred $0.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
Acquisition of Orenco - On October 1, 2024, the Company’s wholly-owned subsidiary, Infiltrator, completed the acquisition of Orenco Systems, Inc. (“Orenco”), a leading manufacturer of decentralized wastewater management products serving residential and non-residential end markets. The fair value of consideration transferred was approximately $236.3 million, which represented the purchase price of $255.0 million, net of cash acquired of $18.7 million. The acquisition was funded from cash on hand. Orenco is included in the Wastewater reportable segment.

Advanced Drainage Systems, Inc
The following table summarizes the consideration transferred and the purchase price allocation of assets acquired and liabilities assumed:

(Amounts in thousands)	Initial Amount	Valuation Adjustments	Final Amount
Accounts receivable	$12,277	$(160)	$12,117
Inventory	15,651	—	15,651
Other current assets	219	—	219
Property, plant and equipment	8,533	(1,228)	7,305
Goodwill	104,007	224	104,231
Intangible assets	148,000	—	148,000
Other assets	9,041	—	9,041
Total assets acquired	297,728	(1,164)	296,564

Accounts payable	(3,618)	—	(3,618)
Accrued expenses	(15,823)	—	(15,823)
Deferred tax liabilities	(36,250)	147	(36,103)
Other liabilities	(4,727)	—	(4,727)
Total liabilities acquired	(60,418)	147	(60,271)
Total fair value of consideration transferred	$237,310	$(1,017)	$236,293
The goodwill of $104.2 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to expected operating efficiencies. The goodwill is not deductible for income tax purposes and is assigned to Wastewater.
The purchase price excludes transaction costs. During the fiscal year ended March 31, 2025, the Company incurred $7.5 million of transaction costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
The identifiable intangible assets recorded in connection with the acquisition of Orenco include customer relationships, developed technology and tradename totaling $148.0 million. The intangible assets will be amortized on a straight-line basis over their estimated useful lives.

(Amounts in thousands)	Fair value	Useful Lives
Customer relationships	$99,000	15 years
Developed technology	42,000	12 years
Tradename	7,000	20 years
Total identifiable intangible assets	$148,000
The Company has excluded certain disclosures required under ASC 805, Business Combinations as they are not material to the financial statements.
5.     DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
As discussed in “Note 1. Background and Summary of Significant Accounting Policies,” the NDS International Entities met the held for sale criteria upon acquisition. As a result, the assets and liabilities of the NDS International Entities have been classified held for sale and are reported as assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The results of the NDS International Entities have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, for the period from the date of acquisition to March 31, 2026 on the Consolidated Statements of Operations.
The Company measured the net assets of the disposal group at fair value less costs to sell. Costs to sell represent incremental direct costs expected to be incurred in connection with the disposal. Fair value was determined based on

Advanced Drainage Systems, Inc
the valuation techniques noted in “Note 4. Acquisitions.” The assets and liabilities classified as held for sale on the Company’s Consolidated Balance Sheet as of March 31, 2026, include the following:

(Amounts in thousands)
Cash	$9,184
Accounts receivable	6,957
Inventory	6,848
Other current assets	1,284
Property, plant and equipment	18,645
Other assets	533
Total assets held for sale	$43,451

Current maturities of debt obligations	$562
Accounts payable	2,776
Accrued expenses	8,669
Other liabilities	3,132
Total liabilities held for sale	$15,139
The following table summarizes the major classes of items constituting the results from discontinued operations for presented in the Consolidated Statement of Operations for fiscal year 2026:

(Amounts in thousands)
Net sales	$4,701
Cost of goods sold	3,427
Gross profit	1,274
Selling, general and administrative	2,364
Net loss from discontinued operations	$(1,090)
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2026	2025
Land, buildings and improvements	$513,175	$405,417
Machinery and production equipment	1,175,002	1,033,820
Transportation equipment	224,845	246,431
Construction in progress	201,371	190,515
Total cost	2,114,393	1,876,183
Less: accumulated depreciation	(897,228)	(825,143)
Property, plant and equipment, net	$1,217,165	$1,051,040
Depreciation expense related to Property, plant and equipment in each of the fiscal years ended March 31 was:

(Amounts in thousands)	2026	2025	2024
Depreciation expense (inclusive of leased assets depreciation)	$154,407	$128,756	$100,306
7.    LEASES
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
Supplemental balance sheet information related to leases as of the periods presented was as follows:

(Amounts in thousands)	Balance Sheet Classification	2026	2025
Operating leases
Right-of-use assets	Other assets	$73,757	$68,826
Current lease liabilities	Other accrued liabilities	21,303	19,456
Non-current lease liabilities	Other liabilities	52,896	48,781
Total operating lease liabilities		$74,199	$68,237
Finance leases
Right-of-use assets	Property, plant and equipment	151,536	159,553
Current lease liabilities	Current maturities of finance lease obligations	38,136	33,143
Non-current lease liabilities	Long-term finance lease obligations	121,935	131,000
Total finance lease liabilities		$160,071	$164,143

Weighted average lease term (in years):
Operating leases		4.48	4.74
Finance leases		4.60	5.04
Weighted average discount rate:
Operating leases		5.74%	5.71%
Finance leases		6.45%	6.38%
Lease Cost - The components of lease cost for the years ended March 31, 2026, 2025, and 2024 were:

(Amounts in thousands)	Income Statement Classification	2026	2025	2024
Operating lease cost
Operating lease cost	Cost of goods sold	$21,055	$20,470	$17,325
Operating lease cost	Selling, general and administrative	1,763	1,691	1,562
Short-term lease cost	Cost of goods sold	3,425	6,237	8,856
Total operating lease cost		$26,243	$28,398	$27,743
Finance lease cost
Amortization of right-of-use assets	Cost of goods sold	38,519	27,974	13,707
Amortization of right-of-use assets	Selling, general and administrative	415	820	820
Interest on lease liabilities	Interest expense	11,277	7,666	2,833
Total finance lease cost		$50,211	$36,460	$17,360
Supplemental cash flow information related to leases for the periods presented were as follows:

(Amounts in thousands)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,818	$22,161	$18,887
Operating cash flows used for finance leases	10,840	7,013	2,726
Financing cash flows used for finance leases	40,602	25,487	12,145
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,298	26,286	20,511
Finance leases	42,687	110,198	53,241

Advanced Drainage Systems, Inc
The following is a schedule by year of future minimum lease payments on a rolling twelve-month basis under operating and finance leases and the present value of the net minimum lease payments as of March 31, 2026:

(Amounts in thousands)	Operating Leases	Finance Leases
Year 1	$23,773	$47,252
Year 2	18,733	42,976
Year 3	13,096	34,108
Year 4	11,289	27,342
Year 5	7,657	21,194
Thereafter	8,754	12,909
Total minimum lease payments	$83,302	$185,781
Less: amount representing interest	9,103	25,710
Present value of net minimum lease payments	$74,199	$160,071
8.    INVENTORIES
Inventories as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2026	2025
Raw materials	$108,856	$105,146
Finished goods	434,525	383,123
Total Inventories	$543,381	$488,269
During fiscal years ended March 31, 2026 and 2025, the Company incurred production-related general and administrative costs included in the cost of finished goods inventory of $65.8 million and $62.6 million, respectively, of which $18.5 million and $18.1 million remained in inventory at March 31, 2026 and 2025, respectively.
9.    GOODWILL AND INTANGIBLE ASSETS
Goodwill - The carrying amount of goodwill by reportable segment is as follows:

	As Previously Reported
(Amounts in thousands)	Pipe	Infiltrator	International	Allied Products & Other	Stormwater	Wastewater	Total
Balance at March 31, 2024	$65,766	$495,841	$10,441	$45,135	$—	$—	$617,183
Acquisition	—	103,676	—	—	—	—	103,676
Currency translation	—	—	(636)	—	—	—	(636)
Balance at March 31, 2025	65,766	599,517	9,805	45,135	—	—	720,223
Reallocation due to change in segments	(65,766)	(599,517)	(9,805)	(45,135)	120,706	599,517	—
Acquisitions	—	—	—	—	321,612	555	322,167
Currency translation	—	—	—	—	326	—	326
Balance at March 31, 2026	$—	$—	$—	$—	$442,644	$600,072	$1,042,716

Advanced Drainage Systems, Inc
Intangible Assets - Intangible assets as of March 31, 2026 and 2025 consisted of the following:

	2026			2025
(Amounts in thousands)	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Definite-lived intangible assets
Developed technology	$213,120	$(113,493)	$99,627	$212,200	$(93,783)	$118,417
Supplier and customer relationships	902,700	(255,237)	647,463	481,100	(220,047)	261,053
Patents and non-compete agreements	3,738	(3,035)	703	3,738	(2,687)	1,051
Trademarks and tradenames	112,330	(23,439)	88,891	74,960	(19,260)	55,700
Total definite lived intangible assets	1,231,888	(395,204)	836,684	771,998	(335,777)	436,221
Indefinite-lived intangible assets (a)
Trademarks	11,843	—	11,843	11,839	—	11,839
Total Intangible assets	$1,243,731	$(395,204)	$848,527	$783,837	$(335,777)	$448,060
(a)Indefinite-lived intangible assets may fluctuate as a result of foreign currency translation.
The following table presents the amortization expense and weighted average amortization period for definite-lived intangible assets at March 31, 2026:

	Amortization expense (in thousands)			Weighted Average Amortization Period (in years)
	2026	2025	2024
Developed technology	$19,710	$18,230	$16,480	7.0
Supplier and customer relationships	35,187	30,207	30,460	15.9
Patents and non-compete agreements	348	487	560	6.3
Trademarks and tradenames	4,179	3,645	3,969	16.3
Total	$59,424	$52,569	$51,469
Future intangible asset amortization expense based on existing intangible assets at March 31, 2026 is:

	Fiscal Year
(Amounts in thousands)	2027	2028	2029	2030	2031	Thereafter	Total
Amortization expense	$80,233	$84,640	$87,849	$73,341	$64,366	$446,255	$836,684
10.    FAIR VALUE MEASUREMENT AND DERIVATIVE TRANSACTIONS
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
When active market quotes are not available for financial assets and liabilities, the Company uses industry standard valuation models. Where applicable, these models project future cash flows and discount the future amounts to present value using market-based observable inputs including credit risk, interest rate curves, foreign currency rates and forward and spot prices for currencies. In circumstances where market-based observable inputs are not available, management judgment is used to develop assumptions to estimate fair value.

Advanced Drainage Systems, Inc
Derivatives - A summary of the fair values for the various derivatives, which are all measured using Level 2 inputs, at March 31, 2026 and 2025 is presented below:

	Diesel fuel option collars and swaps
	Assets		Liabilities
(Amounts in thousands)	Receivables	Other assets	Other accrued liabilities	Other liabilities
March 31, 2026	$4,973	$229	$(61)	$(59)
March 31, 2025	223	2	(248)	(25)
There were no transfers in or out of Level 3 for the fiscal years ended March 31, 2026 and 2025.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items, or in the case of derivative instruments, because they are recorded at fair value. The following table presents the carrying and fair value of the Company’s 2027 Notes, 2030 Notes, 2034 Notes and Equipment Financing (as further discussed in “Note 13. Debt”) for the periods presented:

	March 31, 2026		March 31, 2025
(Amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2027	$—	$—	$344,036	$350,000
Senior Notes due 2030	505,940	500,000	500,845	500,000
Senior Notes due 2034	489,230	500,000	—	—
Equipment Financing	2,961	3,056	6,714	5,988
Total	$998,131	$1,003,056	$851,595	$855,988
The fair values of the 2027 Notes, 2030 Notes and 2034 Notes were determined based on quoted market data for the Company’s 2027 Notes, 2030 Notes and 2034 Notes, respectively. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the 2027 Notes, 2030 Notes, 2034 Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount on the remaining long-term debt, including the Term Loan Facility, Revolving Credit Facility and Commercial loan agreement, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
11.    INVESTMENT IN AFFILIATES
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

Advanced Drainage Systems, Inc
The table below includes the assets and liabilities of ADS Mexicana that are consolidated as of March 31, 2026 and 2025. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2026	2025
Assets
Cash	$9,608	$7,675
Other current assets	18,314	22,267
Property, plant and equipment, net	25,642	15,251
Other noncurrent assets	1,687	2,112
Total assets	$55,251	$47,305
Liabilities
Current liabilities	$10,829	$8,608
Noncurrent liabilities	1,991	1,591
Total liabilities	$12,820	$10,199
EQ TruePointe One - The Company has 63% ownership of a consolidated joint venture, which owns and operates the Company’s corporate headquarters building. The equity owned by the Company’s joint venture partners is shown as Noncontrolling interest in subsidiaries in the Consolidated Balance Sheets and the joint venture partners’ portion of net income is shown as Net income attributable to noncontrolling interest in the Consolidated Statements of Operations. The Company has concluded that it holds a variable interest in and is the primary beneficiary of EQ TruePointe One based on the power to direct the most significant activities of the entity and the obligation to absorb losses and the right to receive benefits that could be significant. As the primary beneficiary, the Company is required to consolidate the assets and liabilities of EQ TruePointe One.
The table below includes the assets and liabilities of EQ TruePointe One that are consolidated as of March 31, 2026. The balances exclude intercompany transactions that are eliminated upon consolidation.

(Amounts in thousands)	2026
Assets
Cash	$396
Other current assets	2,028
Property, plant and equipment, net	34,176
Other noncurrent assets	141
Total assets	$36,741
Liabilities
Current liabilities	$1,664
Noncurrent liabilities	27,014
Total liabilities	$28,678
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

Advanced Drainage Systems, Inc
12.    RELATED PARTY TRANSACTIONS
ADS Mexicana - On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowing. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of March 31, 2026 and 2025, there were no borrowings under the Intercompany Note.
South American Joint Venture - ADS is the guarantor for 50% of the South American Joint Venture’s credit facility, and the debt guarantee is shared equally with the joint venture partner. The maximum potential obligation under this guarantee totals $5.5 million as of March 31, 2026. The maximum borrowing permitted under the South American Joint Venture’s credit facility is $11.0 million. This credit facility allows borrowings in either Chilean pesos or U.S. dollars at a fixed interest rate determined at inception of each draw on the facility. The guarantee of the South American Joint Venture’s debt expires on December 31, 2026. ADS does not anticipate any required contributions related to the balance of this credit facility. As of March 31, 2026 and 2025, there was no outstanding principal balance or U.S. dollar denominated loans.
13.    DEBT
Long-term debt as of the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2026	2025
Term Loan Facility	$600,000	$413,250
Senior Notes due 2027	—	350,000
Senior Notes due 2030	500,000	500,000
Senior Notes due 2034	500,000	—
Revolving Credit Facility	—	—
Other debt	30,251	5,988
Total	1,630,251	1,269,238
Unamortized debt issuance costs	(18,428)	(7,715)
Current maturities	(5,865)	(9,934)
Long-term debt obligations	$1,605,958	$1,251,589
Senior Secured Credit Facility - On July 31, 2019, the Company entered into a credit agreement (the “Base Credit Agreement”) by and among, the Company, as borrower, Barclays Bank PLC, as administrative agent, and the several lenders from time to time party thereto. Among other things, the Base Credit Agreement provided for a term loan facility in the initial aggregate principal amount of $1.3 billion (the “Initial Term Loan Facility”) and a revolving credit facility in an initial aggregate amount of up to $350 million (the “Initial Revolving Credit Facility”), which included a sub-limit for a letter of credit sub-facility in the initial aggregate amount of up to $50 million. On September 24, 2019, the Company entered into a First Amendment (the “First Amendment”) to the Company’s Base Credit Agreement subsequent to the common stock offering and Senior Notes due in 2027.
On May 26, 2022, the Company entered into a Second Amendment (the “Second Amendment”) to the Company's Base Credit Agreement with, among others, Barclays Bank PLC, as administrative agent under the Initial Term Loan Facility, and PNC Bank, National Association, as new administrative agent under the Initial Revolving Credit Facility. Among other things, the Second Amendment (i) amended the Base Credit Agreement by increasing the Initial Revolving Credit Facility (the “Second Amended Revolving Credit Facility”) from $350 million to $600 million (including an increase of the sub-limit for the swing-line sub-facility (“the L/C facility”) from $50 million to $60 million) and extended the maturity date of the Revolving Credit Facility to the earlier of May 26, 2027 or the date that is six months prior to the earliest maturity date of the outstanding loans under the Initial Term Loan Facility.
On February 27, 2026, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Company’s Base Credit Agreement (the Base Credit Agreement as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment, the “Credit Agreement”) with, among others, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent under the Term Loan Facility (as defined below) and PNC Bank, National Association, as administrative agent under the Revolving Credit Facility (as

Advanced Drainage Systems, Inc
defined below) and as successor administrative agent, Barclays Bank PLC, as predecessor administrative agent, and the several financial institutions from time to time party thereto as lenders. Among other things, the Fourth Amendment (i) increased the Amended Revolving Credit Facility from $600 million to $750 million (the “Revolving Credit Facility”), including an increase of the sub-limit for the letter of credit sub-facility from $60 million to $75 million, (ii) refinanced the outstanding amounts owing under the Initial Term Loan Facility by providing for a new term loan facility in the initial aggregate principal amount of $600 million (the “Term Loan Facility”), (iii) extended the maturity date of the Revolving Credit Facility to February 27, 2031, (iv) extended the maturity date of the Term Credit Facility to February 28, 2033, (v) revised the “applicable margin” to provide for a range of 125 basis points to 225 basis points (for Term Benchmark based loans) and 25 basis points to 125 basis points (for base rate loans), as determined based on the consolidated senior secured net leverage ratio ranging from less than 1.50 to 1.00 to greater than or equal to 3.50 to 1.00, (vi) provides for incremental facilities in the aggregate maximum amount of the greater of $350 million or 100% of consolidated EBITDA for the most recently ended four consecutive fiscal quarters, and (vii) amended certain covenant baskets under the Credit Agreement to align with the growth of the Company.
Letters of credit outstanding at March 31, 2026 and 2025 amounted to $10.1 million and $9.5 million, respectively, and reduced the availability of the Revolving Credit Facility.
At the option of the Company, borrowings under the Term Loan Facility and under the Revolving Credit Facility (subject to certain limitations) bear interest at either a base rate (as determined pursuant to the Fourth Amendment) or at a Term Benchmark rate (as defined in the Fourth Amendment), plus the applicable margin as set forth therein from time to time. In the case of the Revolving Credit Facility, the applicable margin is based on the Company's consolidated senior secured net leverage ratio (as defined in the Fourth Amendment). All borrowings under the Term Loan Facility as described above initially bear interest at the Term Benchmark rate (as defined in the Fourth Amendment). In the case of the Term Loan Facility, the applicable margin shall be, for loans bearing interest at the Term Benchmark rate, 1.625%, and for loans bearing interest at the base rate, 0.625%. The deferred financing costs associated with the amendment to the Revolving Credit Facility totaled $3.6 million and are recorded as Other assets on the Company’s Consolidated Balance Sheet.
The Company is also required to pay a commitment fee that is based upon the undrawn amounts of the Revolving Credit Facility at a rate per annum based upon a calculated ratio as prescribed within the Credit Agreement. As of March 31, 2026, the rate the Company was committed to paying on the undrawn portion was equal to 0.15%.
The Company’s obligations under the Credit Agreement have been secured by granting a first priority lien on substantially all of the Company’s assets (subject to certain exceptions and limitations), and each of StormTech, LLC, Infiltrator Water Technologies, LLC, and Orenco Systems, Inc. (collectively the “Guarantors”) has agreed to guarantee the obligations of the Company under the Credit Agreement and to secure the obligations thereunder by granting a first priority lien in substantially all of such Guarantor's assets (subject to certain exceptions and limitations).
Senior Notes due 2027 - On September 23, 2019, the Company issued $350.0 million aggregate principal amount of 5.0% 2027 Notes pursuant to the 2027 Indenture among the Company, the Guarantors and the Trustee. The 2027 Indenture contained customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2027 Indenture or the 2027 Notes and certain provisions related to bankruptcy events. The 2027 Indenture also contained customary negative covenants. The 2027 Notes were guaranteed by each of the Company’s present and future direct and indirect wholly-owned domestic subsidiaries that was a guarantor under the Company’s Senior Secured Credit Agreement. Interest on the 2027 Notes was payable semi-annually in cash in arrears on March 31 and September 30 of each year, commencing on March 31, 2020, at a rate of 5.0% per annum. The 2027 Notes were scheduled to mature on September 30, 2027. The Company used the majority of the net proceeds from the offering of the 2027 Notes for the repayment of $300.0 million of its outstanding borrowings. The deferred financing costs associated with the 2027 Notes totaled $2.1 million and were recorded as a direct reduction from the carrying amount of the related debt. The Company was able to redeem the 2027 Notes, in whole or in part, at any time on or after September 30, 2022 at established redemption prices. On February 27, 2026, the Company redeemed all of its outstanding 2027 Notes in the original aggregate principal amount of $350.0 million at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, to, but excluding, the redemption date in connection with its issuance of $500.0 million aggregate principal amount of the 2034 Notes.
Senior Notes due 2030 - On June 9, 2022, the Company issued $500.0 million aggregate principal amount of 6.375% 2030 Notes pursuant to the 2030 Indenture, among the Company, the Guarantors and the Trustee. The 2030 Indenture contains customary events of default, including, among other things, payment default, failure to comply with

Advanced Drainage Systems, Inc
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
Senior Notes due 2034 - On February 27, 2026, the Company issued $500.0 million aggregate principal amount of 5.375% 2034 Notes pursuant to the 2034 Indenture, among the Company, the Guarantors and the Trustee. The 2034 Indenture contains customary events of default, including, among other things, payment default, failure to comply with covenants or agreements contained in the 2034 Indenture or the 2034 Notes and certain provisions related to bankruptcy events. The 2034 Indenture also contains customary negative covenants. Interest on the 2034 Notes will be payable semi-annually in cash in arrears on March 1 and September 1 of each year, commencing on September 1, 2026, at a rate of 5.375% per annum. The 2034 Notes will mature on March 1, 2034. The Company used the net proceeds from the offering of the 2034 Notes, together with the proceeds of the term loan “B” portion of its existing senior secured credit facility, to refinance the outstanding balance of the Company’s senior secured credit facility and redeem the 2027 Notes in full, with the remainder for general corporate purposes. The deferred financing costs associated with the 2034 Notes totaled $7.5 million and are recorded as a direct reduction from the carrying amount of the related debt.
The Company may redeem the 2034 Notes, in whole or in part, at any time on or after March 1, 2029 at certain specified redemption prices set forth in the 2034 Indenture. In addition, at any time prior to March 1, 2029, the Company may redeem the 2034 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2034 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date plus an applicable “make-whole” premium. At any time prior to March 1, 2029, the Company may also redeem up to 40% of the aggregate principal amount of 2034 Notes issued under the 2034 Indenture with net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the 2034 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date
Other debt - Other debt includes equipment financing and the commercial loan related to the Company’s headquarters. In November 2021, the Company purchased material handling equipment, trucks and trailers previously leased under a master lease agreement and classified as finance leases. The purchase was funded with debt through the Master Lease Agreement and Interim Funding Schedule with Fifth Third. The assets acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Consolidated Balance Sheet. The equipment financings have a term of between 12 and 84 months, based on the life of the equipment, and bear a weighted average interest of 1.8%. The current portion of the equipment financing is $1.1 million, and the long-term portion is $1.9 million at March 31, 2026.
The Company entered into a commercial loan agreement of $27.2 million which matures on December 5, 2028. The agreement bears interest based on SOFR plus a margin of 285 basis points, requires interest only payments through December 5, 2026, and beginning January 5, 2027 through maturity, includes principal and interest payments.
Principal Maturities - Maturities of long-term debt (excluding interest and deferred financing costs) as of March 31, 2026 are summarized below:

	Fiscal Years Ending March 31,
(Amounts in thousands)	2027	2028	2029	2030	2031	Thereafter	Total
Principal maturities	$5,865	$8,211	$32,675	$6,000	$506,000	$1,071,500	$1,630,251

Advanced Drainage Systems, Inc
14.    EMPLOYEE BENEFIT PLANS
KSOP Retirement Plan (“KSOP”) - The Company’s KSOP holds shares of redeemable common stock. The common stock held by the KSOP is classified as mezzanine equity as the shares are subject to the put option requirements of the Internal Revenue Code. When participants sell or forfeit these shares, the shares would no longer be subject to the put option of the Internal Revenue Code and would no longer required to be classified in mezzanine equity.
Profit-Sharing Retirement Plan - On April 11, 2022, the ESOP was merged into the existing 401(k) retirement plan effective April 1, 2022 creating the KSOP. The tax-qualified profit-sharing retirement plan has a 401(k) feature covering substantially all U.S. eligible employees. Except for employer matching contributions made on behalf of Infiltrator employee-participants, the Company made employer contributions of $15.1 million, $14.2 million and $9.2 million in the fiscal years ended March 31, 2026, 2025, and 2024 respectively.
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
Defined Contribution Postretirement Plan - The Company has defined contribution postretirement benefit plans covering Canadian employees. The Company recognized costs of $2.1 million, $2.2 million and $2.0 million in the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
15.    STOCK-BASED COMPENSATION
The Company has several programs for stock-based payments to employees and directors, including stock options, performance-based restricted units and restricted stock. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period, which is generally the vesting period of the grant. The Company recognized stock-based compensation expense in the following line items on the Consolidated Statements of Operations for the fiscal years ended March 31, 2026, 2025, and 2024:

(Amounts in thousands)	2026	2025	2024
Cost of goods sold	$6,926	$5,232	$4,708
Selling, general and administrative expenses	25,428	21,349	27,278
Total stock-based compensation expense	$32,354	$26,581	$31,986
The following table summarizes stock-based compensation expense by award type for the fiscal years ended March 31, 2026, 2025, and 2024:

(Amounts in thousands)	2026	2025	2024
Stock options	$6,831	$5,944	$5,287
Restricted stock	12,275	10,403	7,991
Performance-based restricted stock units	9,440	6,586	15,459
Employee Stock Purchase Plan	2,079	1,736	1,056
Non-employee director restricted stock	1,729	1,912	2,193
Total stock-based compensation expense	$32,354	$26,581	$31,986
2017 Omnibus Plan
The 2017 Omnibus Plan Incentive Plan, as amended in July 2021, (the “2017 Omnibus Plan”) provides for the issuance of a maximum of 5.0 million shares of the Company’s common stock for awards made thereunder, which awards may consist of stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, cash-based awards, performance awards (which may take the form of performance cash, performance units or performance shares) or other stock-based awards. The Company had approximately 1.5 million shares available for awards as of March 31, 2026.

Advanced Drainage Systems, Inc
Stock Options - Stock option awards are measured based on the grant date estimated fair value of each award. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used in estimating the fair value of stock options:

	2026	2025	2024
Common stock price	$119.30	$177.38	$96.51
Expected stock price volatility	46.7%	45.5%	45.6%
Risk-free interest rate	4.2%	4.5%	3.8%
Weighted-average expected life (years)	6.0	6.0	6.0
Dividend yield	0.60%	0.36%	0.58%
The stock option activity for the fiscal year ended March 31, 2026 is summarized as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	871	$67.95	5.4
Granted	132	119.37	—
Exercised	(139)	46.91	—
Forfeited	(12)	133.54	—
Outstanding at end of year	852	78.45	5.3
Vested at end of year	621	59.72	4.1
Unvested at end of year	231	128.77	1.7
Fair value of options granted during the year		$56.74
As of March 31, 2026, there was a total of $8.2 million of unrecognized compensation expense related to unvested stock option awards under the 2017 Omnibus Plan, as amended, that will be recognized as an expense as the awards vest over the remaining weighted average service period of 1.7 years. All outstanding options are expected to vest. The aggregate intrinsic value for options outstanding and exercisable as of March 31, 2026 was $53.4 million and $49.2 million, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2026, 2025, and 2024 were $14.0 million, $20.0 million and $12.1 million, respectively.
Restricted Stock - The information about the unvested restricted stock grants as of March 31, 2026 is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	199	$135.82
Granted	135	124.02
Vested	(100)	124.54
Forfeited	(12)	134.56
Unvested at end of year	222	$133.76
At March 31, 2026, there was approximately $17.5 million of unrecognized compensation expense related to the restricted stock that will be recognized over the weighted average remaining service period of 1.8 years. The total fair value of restricted stock that vested during fiscal year ended March 31, 2026, 2025 and 2024 was $12.5 million, $15.0 million and $8.4 million, respectively. The fair value of restricted stock is based on the fair value of the Company’s common stock at the date of grant.

Advanced Drainage Systems, Inc
Performance-based Restricted Units (“Performance units”) - The information about the performance units granted under the 2017 Omnibus Plan is as follows:

(Share amounts in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	209	$122.33
Granted	97	147.39
Added by Performance Factor	26	99.29
Vested	(85)	100.61
Forfeited	(9)	131.21
Unvested at end of year	238	$137.35
At March 31, 2026, there was approximately $13.7 million of unrecognized compensation expense related to the performance units that will be recognized over the weighted average remaining service period of 1.9 years. For the performance units granted in fiscal 2026, 2025 and 2024, 50% of the award is based upon the achievement of certain levels of Return on Invested Capital for the performance period and 50% is based upon the achievement of certain levels of cash flows from operations for the performance period or other specific project targets. The performance units each have a 3-year performance period. The performance units, and any accrued dividend equivalents, will be settled in shares of the Company’s common stock, if the applicable performance and service conditions are satisfied. The fair value of performance-based restricted stock units is based on the fair value of the Company’s common stock at the date of grant.
2013 Stock Option Plan
The Company’s 2013 stock option plan (“2013 Plan”) generally provided for grants of stock options with the exercise price equal to fair value on the date of grant. The grants generally vest in three to five equal annual amounts beginning in year one and expire after approximately 10 years from issuance. The Company had no shares available for grant under the 2013 Plan as of March 31, 2026. The stock option activity for the fiscal year ended March 31, 2026 is summarized as follows:

2013 Plan
(Share amounts in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at beginning of year	13	$24.20	1.0
Granted	—	—	—
Exercised	(13)	24.20	—
Forfeited	—	—	—
Outstanding at end of year	—	—	—
Vested at end of year	—	—	—
Unvested at end of year	—	$—	—
The total intrinsic value of options exercised during the fiscal year ended March 31, 2026, 2025, and 2024 were $1.7 million, $10.9 million and $1.8 million, respectively.
Employee Stock Purchase Plan (“ESPP”) - The Advanced Drainage Systems, Inc. Employee Stock Purchase Plan, which provides for a maximum of 0.4 million shares of the Company’s common stock. Eligible employees may purchase the Company's common stock at 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of the offering period.

Advanced Drainage Systems, Inc
16.    INCOME TAXES
Provision for Taxes - The components of Income before income taxes for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2026	2025	2024
United States	$548,018	$571,649	$641,370
Foreign	11,770	17,816	25,383
Total	$559,788	$589,465	$666,753
The components of Income tax expense for the fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2026	2025	2024
Current:
Federal	$75,432	$112,451	$127,109
State and local	22,081	25,337	27,028
Foreign	2,247	3,628	7,121
Total current tax expense	99,760	141,416	161,258
Deferred:
Federal	35,391	(591)	(201)
State and local	(699)	(788)	(2,127)
Foreign	536	1,026	68
Total deferred tax expense (benefit)	35,228	(353)	(2,260)
Total Income tax expense	$134,988	$141,063	$158,998
For the fiscal years ended March 31, the effective tax rate varied from the statutory Federal income tax rate as a result of the following factors:

(Amounts in thousands)	2026		2025		2024
Federal statutory rate	$117,555	21.0%	$123,788	21.0%	$140,018	21.0%
State and local taxes—net of federal income tax benefit(a)	16,686	3.0%	17,820	3.0%	19,245	2.9%
Nontaxable or nondeductible items
Executive compensation	4,688	0.8%	7,719	1.3%	5,507	0.8%
Stock-based compensation	(2,671)	(0.5)%	(8,273)	(1.4)%	(4,250)	(0.6)%
Other	(1,270)	(0.2)%	9	—%	(1,522)	(0.3)%
Effective rate	$134,988	24.1%	$141,063	23.9%	$158,998	23.8%
(a)    In 2026, state and local taxes in Florida, California, Georgia, North Carolina, Pennsylvania, and Alabama comprised the majority (greater than 50%) of the tax effect in this category. In 2025, state and local taxes in Florida, California, Georgia, North Carolina, Massachusetts, Oregon, and Pennsylvania comprised the majority (greater than 50%) of the tax effect in this category. In 2024, state and local taxes in Florida, California, Georgia, Pennsylvania, New Jersey, North Carolina, and Alabama comprised the majority (greater than 50%) of the tax effect in this category.

Advanced Drainage Systems, Inc
Cash Taxes Paid - The income taxes paid (net of refunds received) for the fiscal years ended March 31 are as follows:

(Amounts in thousands)	2026	2025	2024
Federal	$91,795	$116,003	$128,139
State and local	19,051	20,680	26,410
Foreign	2,508	5,468	6,600
Total cash paid for income taxes	$113,354	$142,151	$161,149
Deferred Income Taxes - Net deferred tax assets and liabilities are included in Other assets and Deferred tax liabilities, respectively, on the Consolidated Balance Sheets. The related balances at March 31 were as follows:

(Amounts in thousands)	2026	2025
Net non-current deferred tax assets	$708	$1,249
Net non-current deferred tax liabilities	220,994	190,416
The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 were comprised of:

(Amounts in thousands)	2026	2025
Deferred tax assets:
Acquisition costs	$6,079	$433
Operating lease liabilities	24,482	16,666
Research and development expenses	1,016	15,727
Stock-based compensation	7,621	6,452
Net loss on assets and liabilities held for sale	12,709	—
Other	17,982	15,602
Total deferred tax assets	69,889	54,880
Less: valuation allowance	(7,572)	(289)
Total net deferred tax assets	62,317	54,591
Deferred tax liabilities:
Intangible assets	84,055	96,076
Property, plant and equipment	159,122	119,703
Operating lease assets	24,333	16,795
Goodwill	11,945	10,326
Other	3,148	858
Total deferred tax liabilities	282,603	243,758
Net deferred tax liabilities	$220,286	$189,167
As a result of the NDS International Entities being classified as held for sale, the Company has recorded deferred tax assets of $12.7 million as of March 31, 2026 related to net losses on outside basis differences. A valuation allowance has been recorded against $7.3 million of these deferred tax assets as of March 31, 2026. See “Note 5. Discontinued Operations and Held for Sale” for additional information.
The Company intends to repatriate earnings from Canada and believes that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes, for which no deferred tax liability has been recognized. All other undistributed earnings from other foreign entities are intended to be reinvested indefinitely with the exception of cash dividends paid by the Company’s ADS Mexicana joint venture. It is not practicable to estimate the amount of deferred tax liability, which would primarily relate to withholding tax, that might be payable on the eventual remittance of such undistributed earnings.

Advanced Drainage Systems, Inc
Uncertain Tax Positions - A reconciliation of the balance of unrecognized tax benefits for the years ended March 31 is as follows:

(Amounts in thousands)	2026	2025	2024
Balance at beginning of year	$9,475	$4,600	$2,451
Tax positions taken in current year	4,193	2,882	1,609
Increases in tax positions for prior years	1,762	2,083	540
Lapse of statute of limitations	(439)	(90)	—
Balance at end of year	$14,991	$9,475	$4,600
Included in the balance of unrecognized tax benefits at March 31, 2026, 2025, and 2024 were $12.2 million, $7.5 million and $3.6 million, respectively, of tax benefits that if recognized would favorably affect the Company’s effective tax rate.
The unrecognized tax benefit is recorded in Other accrued liabilities, Liabilities held for sale, and Other liabilities in the Company’s Consolidated Balance Sheet. These amounts include potential accrued interest and penalties of $0.7 million and $0.4 million at March 31, 2026 and 2025, respectively.
The Company is currently open to audit under the statute of limitations by the IRS for the fiscal years ended March 31, 2023 through March 31, 2026. The majority of the Company’s state income tax returns are open to audit under the statute of limitations for the years ended March 31, 2022 through March 31, 2026. The foreign income tax returns are open to audit under the statute of limitations for the years ended March 31, 2022 through March 31, 2026.
17.    NET INCOME PER SHARE AND STOCKHOLDERS’ EQUITY
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

Advanced Drainage Systems, Inc
The following table presents information necessary to calculate net income per share for the fiscal years ended March 31, 2026, 2025, and 2024, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

(Amounts in thousands, except per share data)	2026	2025	2024
NET INCOME PER SHARE — BASIC:
Net income from continuing operations available to common stockholders	$427,555	$450,172	$509,915
Net loss from discontinued operations, net of tax	(1,090)	—	—
Net income attributable to common stockholders	426,465	450,172	509,915
Weighted average number of common shares outstanding - Basic	77,756	77,549	78,252
Net income from continuing operations available to common stockholders per share - Basic	$5.50	$5.81	$6.52
Net loss from discontinued operations per common share - Basic	$(0.01)	$—	$—
Net income per common share — Basic	$5.48	$5.81	$6.52
NET INCOME PER SHARE — DILUTED:
Net income from continuing operations available to common stockholders	$427,555	$450,172	$509,915
Net loss from discontinued operations, net of tax	(1,090)	—	—
Net income available to common stockholders	426,465	450,172	509,915
Weighted average number of common shares outstanding - Basic	77,756	77,549	78,252
Assumed restricted stock - nonparticipating	59	64	77
Assumed exercise of stock options	423	499	602
Assumed performance units	145	76	86
Weighted average number of common shares outstanding - Diluted	78,383	78,188	79,017
Net income from continuing operations available to common stockholders per share - Diluted	$5.45	$5.76	$6.45
Net loss from discontinued operations per common share - Diluted	$(0.01)	$—	$—
Net income per common share —Diluted	$5.44	$5.76	$6.45
Potentially dilutive securities excluded as anti-dilutive	29	27	18
Stockholders’ Equity - In February 2026, the Board of Directors approved a new $1.0 billion stock repurchase authorization (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion. The Company repurchased 0.7 million and 0.4 million shares of common stock at a cost of $99.2 million and $68.2 million during the fiscal year March 31, 2026 and 2025, respectively.
18.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically range from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of March 31, 2026. The Company also enters into equipment purchase contracts with manufacturers.
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

Advanced Drainage Systems, Inc
19.    OTHER ACCRUED LIABILITIES
Other accrued liabilities as of fiscal years ended March 31 consisted of the following:

(Amounts in thousands)	2026	2025
Accrued payroll, bonus and commissions	$76,894	$45,270
Accrued customer rebate liability	36,089	22,382
Operating lease liabilities	21,303	19,456
Professional fees	18,537	5,498
Accrued interest expense	12,479	9,169
Self-insurance liabilities	8,085	8,348
Other	39,236	27,172
Total accrued liabilities	$212,623	$137,295
20.    BUSINESS SEGMENT INFORMATION
Following the acquisition of NDS the Company realigned its reportable segments to align with the manner in which the CODM assesses performance and makes resource allocation decisions. ADS operates its business in two distinct reportable segments: “Stormwater” and “Wastewater”, which are primarily organized based on products. The CODM for ADS is the Chief Executive Officer (“CEO”). The CEO reviews financial information and makes operational decisions based on Net sales and a measure of operating profit, Segment Adjusted EBITDA, a non-GAAP financial measure.
Certain selling and general and administrative expenses are not allocated to the segments, including non-operating functions such as legal, facilities management, and investor relations. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The Company does not aggregate operating segments to form reportable segments.
Stormwater - The Stormwater segment manufactures and markets high performance thermoplastic corrugated pipe and complementary products, including single wall pipe, N-12 HDPE pipe, high performance polypropylene pipe, StormTech, Nyloplast, Inserta Tee, Cultec, water quality filters and structures, Fittings, FlexStorm and NDS channel drains, catch basins and access boxes. Stormwater products are sold throughout the United States and certain international regions, including Company owned facilities in Canada, subsidiaries that distribute to Europe and the Middle East, and exports through the Company’s joint ventures with local partners in Mexico and South America. The Company maintains and serves these markets through product distribution relationships with many of the largest waterworks distributors, buying groups and co-ops, major retailers as well as an extensive network of hundreds of small to medium-sized distributors. Products are designed primarily for stormwater management in the construction and infrastructure marketplace across a broad range of end markets and applications, including non-residential, residential, agriculture and infrastructure.
Wastewater - Wastewater (formerly Infiltrator) is a leading national provider of plastic leachfield chambers and systems, onsite wastewater tanks and accessories, primarily for use in residential applications. Infiltrator products are used in onsite wastewater treatment systems in the United States and Canada.

Advanced Drainage Systems, Inc
The following tables set forth Net sales, significant segment expenses, and Adjusted EBITDA for each of the Company’s reportable segments for the fiscal years ended March 31:

	Fiscal Year Ended March 31, 2026
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$2,397,414	$652,962	$—	$3,050,376
Intersegment net sales	36,466	61,580	(98,046)	—
Net sales	2,433,880	714,542	(98,046)	3,050,376

Significant segment expenses:
Costs of goods sold	1,613,170	367,963	(98,143)	1,882,990
Selling, general and administrative expenses	348,829	69,002	—	417,831
Other segment items(a)	(231,194)	(33,875)	—	(265,069)
Segment Adjusted EBITDA(b)	$703,075	$311,452	$97

Corporate and other costs(c)				51,718
Total consolidated Adjusted EBITDA				$962,906

Reconciliation of total consolidated Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				93,869
Interest income				(25,000)
Depreciation and amortization				216,261
Stock-based compensation expense				32,354
Loss (gain) on disposal of assets and costs from exit and disposal activities				19,211
Transaction costs(d)				40,805
Other adjustments(e)				25,618
Income before income taxes				559,788

Income tax expense				134,988
Equity in net income of unconsolidated affiliates				(5,063)
Net income from continuing operations				$429,863
(a)Other segment items include depreciation, amortization recorded within cost of goods sold, stock-based compensation expense, inventory step-up costs, restructuring and realignment expense, and transaction costs.
(b)The Company calculates Segment Adjusted EBITDA as net income from continuing operations before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses.
(c)Represents certain unallocated selling, general and administrative expenses required to reconcile segment Adjusted EBITDA to consolidated Adjusted EBITDA.
(d)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(e)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, inventory step-up costs, restructuring and realignment expense, and executive retirement expense (benefit).

Advanced Drainage Systems, Inc

	Fiscal Year Ended March 31, 2025
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$2,326,370	$577,875	$—	$2,904,245
Intersegment net sales	35,647	52,031	(87,678)	—
Net sales	2,362,017	629,906	(87,678)	2,904,245

Significant segment expenses:
Costs of goods sold	1,582,828	314,465	(87,289)	1,810,004
Selling, general and administrative expenses	282,877	55,186	—	338,063
Other segment items(a)	(143,608)	(31,757)	—	(175,365)
Segment Adjusted EBITDA(b)	$639,920	$292,012	$(389)

Corporate and other costs(c)				42,315
Total consolidated Adjusted EBITDA				$889,228

Reconciliation of total consolidated Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				91,803
Interest income				(23,485)
Depreciation and amortization				183,281
Stock-based compensation expense				26,581
Loss (gain) on disposal of assets and costs from exit and disposal activities				3,858
Transaction costs(d)				9,291
Other adjustments(e)				8,434
Income before income taxes				589,465

Income tax expense				141,063
Equity in net income of unconsolidated affiliates				(4,171)
Net income from continuing operations				$452,573
(a)Other segment items include depreciation, amortization recorded within cost of goods sold, stock-based compensation expense, inventory step-up cost, restructuring and realignment expense, and transaction costs.
(b)The Company calculates Segment Adjusted EBITDA as net income from continuing operations before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses.
(c)Represents certain unallocated selling, general and administrative expenses required to reconcile segment Adjusted EBITDA to consolidated Adjusted EBITDA.
(d)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(e)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, inventory step-up costs, restructuring and realignment expense, and executive retirement expense (benefit).

Advanced Drainage Systems, Inc

	Fiscal Year Ended March 31, 2024
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$2,361,520	$512,953	$—	$2,874,473
Intersegment net sales	30,649	53,597	(84,246)	—
Net sales	2,392,169	566,550	(84,246)	2,874,473

Significant segment expenses:
Costs of goods sold	1,525,826	283,740	(81,042)	1,728,524
Selling, general and administrative expenses	275,342	40,639	—	315,981
Other segment items(a)	(122,966)	(24,746)	—	(147,712)
Segment Adjusted EBITDA(b)	$713,967	$266,917	$(3,204)

Corporate and other costs(c)				54,733
Total consolidated Adjusted EBITDA				$922,947

Reconciliation of total consolidated Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				88,862
Interest income				(22,047)
Depreciation and amortization				154,903
Stock-based compensation expense				31,986
Loss (gain) on disposal of assets and costs from exit and disposal activities				(8,365)
Transaction costs(d)				3,444
Other adjustments(e)				7,411
Income before income taxes				666,753

Income tax expense				158,998
Equity in net income of unconsolidated affiliates				(5,536)
Net income from continuing operations				$513,291
(a)Other segment items include depreciation, amortization recorded within cost of goods sold, stock-based compensation expense, inventory step-up costs, restructuring and realignment expense, and transaction costs.
(b)The Company calculates Segment Adjusted EBITDA as net income from continuing operations before interest, income taxes, depreciation and amortization, stock-based compensation expense, non-cash charges and certain other gains and expenses.
(c)Represents certain unallocated selling, general and administrative expenses required to reconcile segment Adjusted EBITDA to consolidated Adjusted EBITDA.
(d)Represents expenses recorded related to legal, accounting and other professional fees incurred in connection with business or asset acquisitions and dispositions.
(e)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, inventory step-up costs, restructuring and realignment expense, and executive retirement expense (benefit).

Advanced Drainage Systems, Inc
Other Segment Information - The following sets forth certain financial information for the fiscal years ended March 31:

(Amounts in thousands)	2026	2025	2024
Depreciation and amortization
Stormwater	$126,387	$102,574	$81,602
Wastewater	80,423	74,068	69,121
Other	9,451	6,639	4,180
Total	$216,261	$183,281	$154,903
Capital expenditures
Stormwater	$157,381	$175,918	$128,313
Wastewater	30,509	13,733	17,882
Other	61,876	23,293	37,617
Total	$249,766	$212,944	$183,812
Geographic Sales and Assets Information - Net sales are attributed to the geographic location based on the location of the customer. The table below represents the Net sales and long-lived asset information by geographic location for each of the fiscal years ended March 31:

(Amounts in thousands)	2026	2025	2024
Net Sales
United States	$2,857,553	$2,709,615	$2,666,704
Canada	119,270	119,492	126,050
Other	73,553	75,138	81,719
Total	$3,050,376	$2,904,245	$2,874,473

(Amounts in thousands)	2026	2025
Long-Lived Assets (a)
United States	$1,169,184	$1,016,681
Canada	32,367	30,655
Other	55,610	39,529
Total	$1,257,161	$1,086,865
(a)    For segment reporting purposes, long-lived assets include Investments in unconsolidated affiliates, Central parts and Property, plant and equipment.
21.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the fiscal years ended March 31 were as follows:

(Amounts in thousands)	2026	2025	2024
Supplemental disclosures of cash flow information — cash paid:
Interest	$87,031	$89,478	$86,263
Income taxes	113,354	142,151	161,149

Advanced Drainage Systems, Inc

(Amounts in thousands)	2026	2025	2024
Supplemental disclosures of noncash investing and financing activities:
Purchases of plant, property, and equipment included in accounts payable	$25,668	$32,377	$35,355
Repurchase of common stock pending settlement	6,741	—	1,720
Share repurchase excise tax accrual	546	—	1,687
ESPP share issuance	6,208	5,392	1,927
Lease obligations retired upon disposition of leased assets	10,828	84	2,361

(Amounts in thousands)
Reconciliation to Balance Sheet	2026	2025	2024
Cash	$223,012	$463,319	$490,163
Restricted cash (included in Other current assets and Other assets, respectively, in the Consolidated Balance Sheets)	1,771	5,952	5,685
Cash and restricted cash, excluding cash held for sale, at end of year	$224,783	$469,271	$495,848
22.    SUBSEQUENT EVENTS
Dividends on Common Stock - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.20 per share of common stock. The dividend is payable on June 15, 2026 to stockholders of record at the close of business on June 1, 2026.
Share Repurchase Program - Subsequent to the end of the fiscal year, 0.6 million shares of common stock at a cost of $86.7 million were repurchased under the Board of Directors’ authorization.

* * * * * *

SCHEDULE II
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Valuation and Qualifying Accounts for the Fiscal Years Ended March 31, 2026, 2025 and 2024 (in thousands):
Allowance for Credit Losses:

Fiscal Year ended March 31,	Balance at beginning of period	Charged to costs and expenses(1)	Charged to other accounts(2)	Deductions	Balance at end of period
2026	$7,684	$(141)	$1	$(2,890)	$4,654
2025	4,849	3,654	(3)	(816)	7,684
2024	8,227	(1,816)	(4)	(1,558)	4,849
(1)Amount for the year ended March 31, 2026 and 2025 includes $0.1 million and $0.8 million due to the acquisition of NDS and Orenco, respectively.
(2)Amounts represent the impact of foreign currency translation.