Form 10-Q
period 2026-06-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2026-08-06
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026, the registrant had 75,405,342 shares of common stock outstanding, which excludes 217,017 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
•the risks associated with our current levels of indebtedness, including borrowings under our existing credit agreement and outstanding indebtedness under our existing senior notes; and
•other risks and uncertainties, including those listed under “Part I - Item 1A. Risk Factors” in the Fiscal 2026 Form 10-K.
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except par value)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash	$162,251	$223,012
Receivables (less allowance for doubtful accounts of $4,340 and $4,654, respectively)	458,554	390,536
Inventories	548,544	543,381
Assets held for sale	38,534	43,451
Other current assets	33,051	30,449
Total current assets	1,240,934	1,230,829
Property, plant and equipment, net	1,230,283	1,217,165
Other assets:
Goodwill	1,042,531	1,042,716
Intangible assets, net	828,469	848,527
Other assets	167,766	166,386
Total assets	$4,509,983	$4,505,623
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,705	$5,865
Current maturities of finance lease obligations	38,174	38,136
Accounts payable	298,242	237,706
Liabilities held for sale	12,354	15,139
Other accrued liabilities	212,411	212,623
Accrued income taxes	16,748	—
Total current liabilities	585,634	509,469
Long-term debt obligations (less unamortized debt issuance costs of $17,468 and $18,428, respectively)	1,604,779	1,605,958
Long-term finance lease obligations	115,000	121,935
Deferred tax liabilities	221,333	220,994
Other liabilities	92,994	91,303
Total liabilities	2,619,740	2,549,659
Commitments and contingencies (see Note 13)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 4,422 and 4,533 shares outstanding, respectively	71,848	73,652
Total mezzanine equity	71,848	73,652
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 85,702 and 85,319 shares issued, respectively; 71,320 and 72,654 shares outstanding, respectively	11,714	11,710
Paid-in capital	1,361,911	1,342,091
Common stock in treasury, at cost	(1,564,932)	(1,325,713)
Accumulated other comprehensive loss	(33,109)	(32,290)
Retained earnings	2,016,109	1,862,936
Total ADS stockholders’ equity	1,791,693	1,858,734
Noncontrolling interest in subsidiaries	26,702	23,578
Total stockholders’ equity	1,818,395	1,882,312
Total liabilities, mezzanine equity and stockholders’ equity	$4,509,983	$4,505,623
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,
	2026	2025
Net sales	$1,001,112	$829,880
Cost of goods sold	593,065	499,442
Gross profit	408,047	330,438
Operating expenses:
Selling, general and administrative	130,818	103,961
Loss on disposal of assets and costs from exit and disposal activities	2,621	7,024
Intangible amortization	20,060	13,707
Income from operations	254,548	205,746
Other expense:
Interest expense	27,040	23,029
Interest income and other, net	(1,452)	(6,705)
Income before income taxes	228,960	189,422
Income tax expense	53,689	46,674
Equity in net income of unconsolidated affiliates	(1,297)	(1,343)
Net income from continuing operations	176,568	144,091
Net loss from discontinued operations, net of taxes	(5,653)	—
Net income	170,915	144,091
Less: net income attributable to noncontrolling interest	2,394	169
Net income attributable to ADS	$168,521	$143,922
Weighted average common shares outstanding:
Basic	76,526	77,641
Diluted	77,024	78,122
Net income from continuing operations per share available to common stockholders:
Basic	$2.28	$1.85
Diluted	$2.26	$1.84
Net loss from discontinued operations per share available to common stockholders:
Basic	$(0.07)	$—
Diluted	$(0.07)	$—
Net income per share available to common stockholders:
Basic	$2.20	$1.85
Diluted	$2.19	$1.84
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2026	2025
Net income	$170,915	$144,091
Currency translation (loss) income	(89)	6,911
Comprehensive income	170,826	151,002
Less: other comprehensive (loss) income attributable to noncontrolling interest	730	1,336
Less: net income attributable to noncontrolling interest	2,394	169
Total comprehensive income attributable to ADS	$167,702	$149,497
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$170,915	$144,091
Less: Net loss from discontinued operations, net of taxes	(5,653)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,157	50,228
Deferred income taxes	1,160	(3,748)
Loss on disposal of assets and costs from exit and disposal activities	2,621	7,024
Stock-based compensation	13,274	8,404
Amortization of deferred financing charges	960	511
Inventory step up related to NDS acquisition	14,197	—
Fair market value adjustments to derivatives	2,447	77
Equity in net income of unconsolidated affiliates	(1,297)	(1,343)
Other operating activities	1,911	809
Changes in working capital:
Receivables	(70,229)	(42,126)
Inventories	(19,874)	40,001
Prepaid expenses and other current assets	(4,166)	(5,945)
Accounts payable, accrued expenses, and other liabilities	83,350	76,994
Operating cash flows from discontinued operations	(2,684)	—
Net cash provided by operating activities	260,395	274,977
Cash Flows from Investing Activities
Capital expenditures	(57,151)	(52,598)
Proceeds from disposal of assets	726	—
Acquisitions, net of cash acquired	—	(19,576)
Other investing activities	1,419	2,240
Net cash used in investing activities	(55,006)	(69,934)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	—	(1,750)
Payments on Equipment Financing	(299)	(933)
Payments on finance lease obligations	(9,514)	(8,335)
Repurchase of common stock	(233,236)	—
Cash dividends paid	(15,306)	(13,980)
Proceeds from exercise of stock options	475	549
Payment of withholding taxes on vesting of restricted stock units	(10,728)	(6,683)
Net cash used in financing activities	(268,608)	(31,132)
Effect of exchange rate changes on cash	112	1,098
Net change in cash	(63,107)	175,009
Cash and restricted cash at beginning of period	233,967	469,271
Cash and restricted cash at end of period	$170,860	$644,280
Less: cash held for sale	(8,478)	—
Cash and restricted cash, excluding held for sale, at end of period	$162,382	$644,280

RECONCILIATION TO BALANCE SHEET
Cash	$162,251	$638,268
Restricted cash (included in Other current assets in the Condensed Consolidated Balance Sheets)	131	6,012
Total cash and restricted cash	$162,382	$644,280
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (In thousands)

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at April 1, 2025	83,750	$11,694	$1,277,694	11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436	$17,700	$1,543,136	5,702	$92,652	$92,652
Net income	—	—	—	—	—	—	143,922	143,922	169	144,091	—	—	—
Other comprehensive loss	—	—	—	—	—	5,575	—	5,575	1,336	6,911	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(14,021)	(14,021)	—	(14,021)	—	—	—
KSOP redeemable common stock conversion	287	3	4,664	—	—	—	—	4,667	—	4,667	(287)	(4,667)	(4,667)
Exercise of common stock options	10	—	549	—	—	—	—	549	—	549	—	—	—
Restricted stock awards	84	1	—	28	(3,216)	—	—	(3,215)	—	(3,215)	—	—	—
Performance-based restricted stock units	83	1	—	28	(3,467)	—	—	(3,466)	—	(3,466)	—	—	—
Stock-based compensation expense	—	—	8,404	—	—	—	—	8,404	—	8,404	—	—	—
ESPP share issuance	33	1	3,235	—	—	—	—	3,236	—	3,236	—	—	—
Other	—	—	(1)	—	—	—	—	(1)	—	(1)	—	—	—
Balance at June 30, 2025	84,247	$11,700	$1,294,545	11,942	$(1,226,091)	$(31,603)	$1,622,535	$1,671,086	$19,205	$1,690,291	5,415	$87,985	$87,985
Balance at April 1, 2026	85,319	$11,710	$1,342,091	12,665	$(1,325,713)	$(32,290)	$1,862,936	$1,858,734	$23,578	$1,882,312	4,533	$73,652	$73,652
Net income	—	—	—	—	—	—	168,521	168,521	2,394	170,915	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(819)	—	(819)	730	(89)	—	—	—
Common stock dividends ($0.20 per share)	—	—	—	—	—	—	(15,348)	(15,348)	—	(15,348)	—	—	—
Share repurchases	—	—	—	1,638	(228,491)	—	—	(228,491)	—	(228,491)	—	—	—
KSOP redeemable common stock conversion	111	1	1,803	—	—	—	—	1,804	—	1,804	(111)	(1,804)	(1,804)
Exercise of common stock options	5	—	475	—	—	—	—	475	—	475	—	—	—
Restricted stock awards	85	1	—	28	(3,736)	—	—	(3,735)	—	(3,735)	—	—	—
Performance-based restricted stock units	150	1	—	51	(6,992)	—	—	(6,991)	—	(6,991)	—	—	—
Stock-based compensation expense	—	—	13,274	—	—	—	—	13,274	—	13,274	—	—	—
ESPP share issuance	32	1	4,271	—	—	—	—	4,272	—	4,272	—	—	—
Other	—	—	(3)	—	—	—	—	(3)	—	(3)	—	—	—
Balance at June 30, 2026	85,702	$11,714	$1,361,911	14,382	$(1,564,932)	$(33,109)	$2,016,109	$1,791,693	$26,702	$1,818,395	4,422	$71,848	$71,848

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
The Company is managed and reports results of operations in two reportable segments: Stormwater and Wastewater.
Historically, sales of the Company’s products have been higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions accelerating construction activity during these periods. Seasonal variations in operating results may also be impacted by inclement weather conditions, such as cold or wet weather, which can delay projects.
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2026 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2026 (“Fiscal 2026 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2026, the results of operations for the three months ended June 30, 2026 and cash flows for the three months ended June 30, 2026. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2026 Form 10-K.
Presentation - Prior period segment results and related disclosures have been recast to conform to the current period segment presentation. See “Note 14. Business Segment Information” for additional information.
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
Recent Accounting Guidance
Recently Adopted Accounting Pronouncement
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued an accounting standards update (“ASU”) which amends Accounting Standards Codification (“ASC”) 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. An entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. The Company adopted this pronouncement effective April 1, 2026 and elected to use the practical expedient. The Company’s adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Except for the pronouncements described above, there have been no new accounting pronouncements issued or adopted since the filing of the Fiscal 2026 Form 10-K that have significance, or potential significance, to the Consolidated Financial Statements.
2.REVENUE RECOGNITION
Revenue Disaggregation - The Company disaggregates Stormwater net sales by Domestic and International and further disaggregates Domestic by product type. This disaggregation level best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The following table presents net sales (including intersegment net sales) disaggregated by product type for the Company’s Stormwater and Wastewater segments.

	Three Months Ended June 30,
(Amounts in thousands)	2026	2025
Stormwater
Domestic - Pipe	$458,088	$424,606
Domestic - Allied Products	303,387	187,506
International	59,467	48,491
Total Stormwater	820,942	660,603
Wastewater	208,920	194,962
Intersegment Eliminations	(28,750)	(25,685)
Consolidated Net Sales	$1,001,112	$829,880
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(In thousands)	June 30, 2026	March 31, 2026
Contract asset - product returns	$1,409	$1,383
Refund liability	4,912	4,112
3.RESTRUCTURING AND LOSS (GAIN) ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
In fiscal 2026, the Company undertook certain restructuring and realignment activities (the “2026 Restructuring Plan”) to optimize the Company’s production, recycling and distribution network and to plan and implement go-to-market and operating model enhancements to scale for future growth, including the integration of NDS. Under the 2026 Restructuring Plan, for the three months ended June 30, 2026 and 2025, the Company recorded expense of $5.3 million and $8.8 million, respectively, related to the optimization of the Company’s production, recycling and distribution networks, including the closure of four facilities and changes to the Company’s production footprint. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activities included in Restructuring and realignment expense during the periods presented.

	Three Months Ended June 30,
(Amounts in thousands)	2026	2025
Loss (gain) on disposal of assets and costs from exit and disposal activities:
Accelerated depreciation	$—	$1,764
Severance	2,145	2,004
Impairment of right-of-use assets	—	1,267
Other exit and disposal costs	17	791
Selling, general and administrative expenses:
Realignment expenses	3,174	2,969
Total 2026 Restructuring Plan activities	$5,336	8,795
The costs incurred under the 2026 Restructuring Plan to date are classified as operating expenses and not allocated to a segment. During the three months ended June 30, 2026 and 2025, the Company recorded accelerated depreciation, severance costs, impairment of right-of-use lease assets and other exit and disposal costs. Other exit and disposal activities include legal and professional fees, inventory and equipment transfer costs and other costs.
The following table summarizes the restructuring liability for the periods presented:

(In thousands)	2026	2025
Accrual balance at April 1	$1,201	$—
Costs incurred	5,336	8,795
Non-cash charges	—	(3,031)
Expenses paid	(5,053)	(4,875)
Accrual balance at end of period	$1,484	$889
The restructuring liability is recorded in Other accrued liabilities in the Company’s Condensed Consolidated Balance Sheet.
4.ACQUISITIONS
Acquisition of River Valley Pipe - On May 8, 2025, the Company completed its acquisition of the assets of River Valley Pipe LLC (“River Valley Pipe”), a privately-owned pipe manufacturing company located in the Midwest region of the United States. The preliminary fair value of consideration transferred was approximately $18.8 million. The acquisition was funded from cash on hand. River Valley Pipe is included in the Stormwater reportable segment. The purchase price allocation for assets acquired and liabilities assumed is complete and there were no changes to the valuations of assets acquired and liabilities assumed disclosed in the Fiscal 2026 Form 10-K.
Acquisition of NDS - On February 2, 2026, the Company completed the acquisition of the water management business of Norma Group SE, known as NDS. NDS expands the Company’s water management offering into complementary products through the addition of NDS’ residential water management, access box and irrigation solutions. The preliminary fair value of consideration transferred was approximately $972.5 million, which represented the purchase price of $984.9 million, net of cash acquired of $3.2 million and cash included in held for sale of $9.2 million. The preliminary purchase price excludes transaction costs. The acquisition was primarily funded from cash on hand. NDS is included in the Stormwater reportable segment.
Summary of Consideration Transferred - The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As of June 30, 2026, there has been no change to the preliminary purchase price allocation of identified assets acquired and liabilities assumed as disclosed in the Fiscal 2026 Form 10-K. The purchase price allocation for assets acquired and liabilities assumed is preliminary and will be finalized when valuations are complete and final assessments of the fair value of acquired assets and assumed liabilities are completed. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (up to one year from the closing date).
Pro Forma Financial Information - The unaudited pro forma information for the three months ended June 30, 2025 presented below includes the effects of the NDS acquisition as if it had been consummated as of April 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the acquisition of NDS. Adjustments include those related to the depreciation and amortization of acquired fixed and intangible assets, transaction costs, inventory step-up and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of NDS. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

(Amounts in thousands)	Three Months Ended June 30, 2025
Net sales	$903,882
Net income attributable to ADS	153,132

During the three months ended June 30, 2026, the Company incurred $3.2 million of transaction and integration costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations. These costs are deductible for income tax purposes.

5.DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
The Company determined Teco S.r.l., Kimplas Piping Systems Private Limited, Kimplas Limited, Teco Irrigation USA, Inc. and Fish Water Products Sdn. Bhd. (collectively, the “NDS International Entities”) met the held for sale criteria upon acquisition. As a result, the assets and liabilities of the NDS International Entities have been classified held for sale and are reported as assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The results of the NDS International Entities have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the Consolidated Statements of Operations. In addition to the NDS International Entities, one property is included as held for sale.
The Company measured the net assets of the disposal group at fair value less costs to sell. Costs to sell represent incremental direct costs expected to be incurred in connection with the disposal. Fair value was determined based on the valuation techniques noted in “Note 4. Acquisitions” in the Company’s Fiscal 2026 Form 10-K.
The assets and liabilities classified as held for sale on the Company’s Consolidated Balance Sheet as of June 30, 2026 and March 31, 2026, include the following:

(Amounts in thousands)	June 30, 2026	March 31, 2026
Cash	$8,478	$9,184
Accounts receivable	5,150	6,957
Inventory	4,458	6,848
Other current assets	832	1,284
Property, plant and equipment	19,109	18,645
Other assets	507	533
Total assets held-for-sale	$38,534	$43,451

Current maturities of debt obligations	$—	$562
Accounts payable	3,069	2,776
Accrued expenses	7,381	8,669
Other liabilities	1,904	3,132
Total liabilities held-for-sale	$12,354	$15,139
The following table summarizes the major classes of items constituting the results from discontinued operations presented in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2026:

(Amounts in thousands)	Three Months Ended June 30, 2026
Net sales	$7,215
Cost of goods sold	5,981
Gross profit	1,234
Selling, general and administrative	2,517
Loss on disposal of assets and costs from exit and disposal activities	4,370
Net loss from discontinued operations	$(5,653)
6.LEASES
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

7.INVENTORIES
Inventories as of the periods presented consisted of the following:

(Amounts in thousands)	June 30, 2026	March 31, 2026
Raw materials	$131,383	$108,856
Finished goods	417,161	434,525
Total inventories	$548,544	$543,381
8.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both June 30, 2026 and March 31, 2026, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of June 30, 2026. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of June 30, 2026 and March 31, 2026, there was no outstanding principal balance for the South American Joint Venture’s credit facility, including letters of credit.
9.DEBT
Long-term debt as of the periods presented consisted of the following:

(In thousands)	June 30, 2026	March 31, 2026
Term Loan Facility	$600,000	$600,000
Senior Notes due 2030	500,000	500,000
Senior Notes Due 2034	500,000	500,000
Revolving Credit Facility	—	—
Other debt	29,952	30,251
Total	1,629,952	1,630,251
Less: Unamortized debt issuance costs	(17,468)	(18,428)
Less: Current maturities	(7,705)	(5,865)
Long-term debt obligations	$1,604,779	$1,605,958

Senior Secured Credit Facility - In February 2026, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Fourth Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $600 million to $750 million (including an increase of the sub-limit for the swing-line sub-facility from $60 million to $75 million), (ii) refinanced the outstanding amounts owing under the Initial Term Loan Facility by providing for a new term loan facility in the initial aggregate principal amount of $600 million (the “Term Loan Facility”), (iii) extended the maturity date of the Revolving Credit Facility to February 27, 2031, (iv) extended the maturity date of the Term Loan Credit Facility to February 28, 2033, (v) revised the “applicable margin” to provide for a range of 125 basis points to 225 basis points (for Term Benchmark based loans) and 25 basis points to 125 basis points (for base rate loans), as determined based on the consolidated senior secured net leverage ratio ranging from less than 1.50 to 1.00 to greater than 3.50 to 1.00, (vi) provides for incremental facilities in aggregate maximum amount of the greater of $350 million or 100% of consolidated EBITDA for the most recently ended four consecutive fiscal quarters, and (vii) amended certain covenant baskets under the Credit Agreement to align with growth of the Company. Letters of credit outstanding at June 30, 2026 and March 31, 2026 amounted to $11.4 million and $10.1 million, respectively, and reduced the availability of the Revolving Credit Facility.
Senior Notes due 2030 - On June 9, 2022, the Company issued $500.0 million aggregate principal amount of 6.375% Senior Notes due 2030 (the “2030 Notes”) pursuant to an Indenture, dated June 9, 2022 (the “2030 Indenture”), among the Company, the Guarantors and the Trustee.
Senior Notes due 2034 - On February 27, 2026, the Company issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2034 (the “2034 Notes”) pursuant to an Indenture, dated February 27, 2026 (the “2034 Indenture”), among the Company, the Guarantors and the Trustee.
Other debt - Other debt includes equipment financing and the commercial loan related to the Company’s headquarters. The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.8% as of June 30, 2026. The current portion of the equipment financing is $1.2 million, and the long-term portion is $1.6 million at June 30, 2026.
The Company entered into a commercial loan agreement of $27.2 million which matures on December 5, 2028. The agreement bears interest based on SOFR plus a margin of 285 basis points, requires interest only payments through December 5, 2026, and beginning January 5, 2027 through maturity, includes principal and interest payments.
Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2030 Notes, 2034 Notes and Equipment Financing for the periods presented:

	June 30, 2026		March 31, 2026
(In thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2030	$507,240	$500,000	$505,940	$500,000
Senior Notes due 2034	489,760	500,000	489,230	500,000
Equipment Financing	2,666	2,752	2,961	3,056
Total fair value	$999,666	$1,002,752	$998,131	$1,003,056
The fair values of the 2030 Notes and 2034 Notes were determined based on quoted market data for the Company’s 2030 Notes and 2034 Notes, respectively. The fair value of the Equipment Financing was determined based on a comparison of the interest rate and terms of such borrowings to the rates and terms of similar debt available for the period. The categorization of the framework used to evaluate the 2030 Notes, 2034 Notes and Equipment Financing are considered Level 2. The Company believes the carrying amount of the remaining long-term debt, including the Term Loan Facility, Revolving Credit Facility and Commercial loan agreement, is not materially different from its fair value as the interest rates and terms of the borrowings are similar to currently available borrowings.
10.STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,
(In thousands)	2026	2025
Component of income before income taxes:
Cost of goods sold	$2,141	$1,656
Selling, general and administrative expenses	11,133	6,748
Total stock-based compensation expense	$13,274	$8,404

The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended June 30,
(In thousands)	2026	2025
Stock-based compensation expense:
Stock Options	$1,861	$1,790
Restricted Stock	3,374	3,095
Performance-based Restricted Stock Units	6,787	2,424
Employee Stock Purchase Plan	829	648
Non-Employee Directors	423	447
Total stock-based compensation expense	$13,274	$8,404
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
Restricted Stock - During the three months ended June 30, 2026, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $12.0 million.
Performance-based Restricted Stock Units (“Performance Units”) - During the three months ended June 30, 2026, the Company granted 0.1 million shares of performance units at a grant date fair value of $12.0 million.
Options - During the three months ended June 30, 2026, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.8 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock-options during the period presented:

Three Months Ended June 30, 2026
Common stock price	$138.09
Expected stock price volatility	43.0%
Risk-free interest rate	4.3%
Weighted-average expected option life (years)	6
Dividend yield	0.58%

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

11.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended June 30, 2026 and 2025, the Company utilized an effective tax rate of 23.4% and 24.6%, respectively, to calculate its provision for income taxes. State and local income taxes increased the effective rate for the three months ended June 30, 2026 and 2025. Additionally, the discrete income tax benefit related to the change in valuation allowance on deferred tax assets for net losses on outside basis differences decreased the effective tax rate for the three months ended June 30, 2026.

12.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025
NET INCOME PER SHARE—BASIC:
Net income from continuing operations available to common stockholders	$174,174	$143,922
Net loss from discontinued operations, net of tax	(5,653)	—
Net income attributable to common stockholders	168,521	143,922
Weighted average number of common shares outstanding – Basic	76,526	77,641
Net income from continuing operations available to common stockholders per common share - Basic	$2.28	$1.85
Net loss from discontinued operations per common share - Basic	$(0.07)	$—
Net income per common share – Basic	$2.20	$1.85
NET INCOME PER SHARE—DILUTED:
Net income from continuing operations available to common stockholders	$174,174	$143,922
Net loss from discontinued operations, net of tax	(5,653)	—
Net income attributable to common stockholders	168,521	143,922
Weighted average number of common shares outstanding – Basic	76,526	77,641
Assumed restricted stock	77	44
Assumed exercise of stock options	381	385
Assumed performance-based restricted stock units	40	52
Weighted average number of common shares outstanding – Diluted	77,024	78,122
Net income from continuing operations available to common stockholders per common share - Diluted	$2.26	$1.84
Net loss from discontinued operations per common share - Diluted	$(0.07)	$—
Net income per common share – Diluted	$2.19	$1.84
Potentially dilutive securities excluded as anti-dilutive	33	21
Stockholders’ Equity – During the three months ended June 30, 2026, the Company repurchased 1.6 million shares of common stock at a cost of $228.5 million. The repurchases were made under the Board of Directors’ authorization in February 2026 to repurchase up to an additional $1.0 billion of ADS Common Stock in accordance with applicable securities laws. As of June 30, 2026, approximately $822.5 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.
13.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of June 30, 2026. The Company also enters into equipment purchase contracts with manufacturers.
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

14.BUSINESS SEGMENT INFORMATION
The Company operates its business in two distinct reportable segments: “Stormwater” and “Wastewater”, which are primarily organized based on products. The CODM for ADS is the Chief Executive Officer (“CEO”). The CEO reviews financial information and makes operational decisions based on Net sales and a measure of operating profit, Segment Adjusted EBITDA, a non-GAAP financial measure.
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended June 30, 2026
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$809,376	$191,736	$—	$1,001,112
Intersegment net sales	11,566	17,184	(28,750)	—
Net sales	820,942	208,920	(28,750)	1,001,112

Significant segment expenses:
Costs of goods sold	518,812	104,600	(30,347)	593,065
Selling, general and administrative expenses	100,681	17,650	—	118,331
Other segment items(a)	(72,252)	(8,789)	—	(81,041)
Segment Adjusted EBITDA(b)	$273,701	$95,459	$1,597

Corporate and other costs(c)				12,487
Total consolidated Adjusted EBITDA				$358,270

Reconciliation of total reportable segment Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				27,040
Interest income				(1,291)
Depreciation and amortization				62,157
Stock-based compensation expense				13,274
Loss (gain) on disposal of assets and costs from exit and disposal activities				2,621
Transaction costs(d)				3,244
Inventory step up related to acquisition of NDS				14,197
Other adjustments(e)				8,068
Income before income taxes				228,960

Income tax expense				53,689
Equity in net income of unconsolidated affiliates				(1,297)
Net income from continuing operations				$176,568
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
(e)Includes derivative fair value adjustments, foreign currency transaction (gains) losses, legal settlements, restructuring and realignment expense, and executive retirement expense (benefit).

	Three Months Ended June 30, 2025
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$651,527	$178,353	$—	$829,880
Intersegment net sales	9,076	16,609	(25,685)	—
Net sales	660,603	194,962	(25,685)	829,880

Significant segment expenses:
Costs of goods sold	427,119	97,251	(24,928)	499,442
Selling, general and administrative expenses	73,782	18,344	—	92,126
Other segment items(a)	(43,793)	(7,897)	—	(51,690)
Segment Adjusted EBITDA(b)	$203,495	$87,264	$(757)

Corporate and other costs(c)				11,835
Total consolidated Adjusted EBITDA				$278,167

Reconciliation of total reportable segment Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense, net				23,029
Interest income				(5,405)
Depreciation and amortization				50,228
Stock-based compensation expense				8,404
Loss (gain) on disposal of assets and costs from exit and disposal activities				7,024
Transaction costs(d)				807
Other adjustments(e)				4,658
Income before income taxes				189,422

Income tax expense				46,674
Equity in net income of unconsolidated affiliates				(1,343)
Net income from continuing operations				$144,091
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

The following sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended June 30,
(In thousands)	2026	2025
Depreciation and Amortization
Stormwater	$40,504	$28,896
Wastewater	18,867	19,254
Other	2,786	2,078
Total	$62,157	$50,228
Capital Expenditures
Stormwater	$42,504	$40,602
Wastewater	14,356	5,735
Other	291	6,261
Total	$57,151	$52,598

15.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the three months ended June 30, were as follows:

(In thousands)	2026	2025
Supplemental disclosures of cash flow information - cash paid:
Interest	$11,334	$9,823
Income taxes	694	722
Supplemental disclosures of noncash investing and financing activities:
Share repurchase excise tax accrual	1,996	—
ESPP share issuance	4,272	3,236
Acquisition of property, plant and equipment under finance lease	2,786	21,248
Balance in accounts payable for the acquisition of property, plant and equipment	23,326	24,290
16.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.20 per share of common stock. The dividend is payable on September 15, 2026, to stockholders of record at the close of business on September 1, 2026.
Share Repurchase Program - Subsequent to the end of the quarter, 0.4 million shares of common stock at a cost of $53.1 million were repurchased under the Board of Directors’ authorization.
Sale of Teco - In July 2026, the Company completed the sale of Teco S.r.l. and Teco Irrigation USA (“Teco”). As of June 30, 2026, Teco was reported as held for sale on the Consolidated Balance Sheet and its results were reported as loss from discontinued operations, net of tax, on the Consolidated Statement of Operations. The sale resulted in a loss of $4.0 million included in discontinued operations, net of tax, for the three months ended June 30, 2026.

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
Our fiscal year begins on April 1 and ends on March 31. Unless otherwise noted, references to “year” pertain to our fiscal year. For example, 2027 refers to fiscal 2027, which is the period from April 1, 2026 to March 31, 2027.
The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our Condensed Consolidated Financial Statements and related footnotes included elsewhere in this Form 10-Q and with the audited Consolidated Financial Statements included in our Fiscal 2026 Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2026. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in the forward-looking statements. For more information, see the section entitled “Forward-Looking Statements.”
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
Executive Summary
First Quarter Fiscal 2027 Results
•Net sales increased 20.6% to $1,001.1 million
•Net income from continuing operations increased 22.5% to $176.6 million
•Adjusted EBITDA, a non-GAAP measure, increased 28.8% to $358.3 million
Net sales increased $171.2 million, or 20.6%, to $1,001.1 million, as compared to $829.9 million in the prior year quarter. Stormwater sales increased $157.8 million, or 24.2%, to $809.4 million. Stormwater sales include $94.7 million of revenue from the acquisition of NDS. Wastewater sales increased $13.4 million, or 7.5%, to $191.7 million.

Gross profit increased $77.6 million, or 23.5%, to $408.0 million as compared to $330.4 million in the prior year. The increase in gross profit is primarily driven by the acquisition of NDS, volume growth, and favorable price/cost and manufacturing costs, partially offset by higher transportation costs.
Adjusted EBITDA, a non-GAAP measure, increased $80.1 million, or 28.8%, to $358.3 million, as compared to $278.2 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 35.8% as compared to 33.5% in the prior year.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended June 30,
(In thousands)	2026		2025
Net sales	$1,001,112	100.0%	$829,880	100.0%
Cost of goods sold	593,065	59.2	499,442	60.2
Gross profit	408,047	40.8	330,438	39.8
Selling, general and administrative	130,818	13.1	103,961	12.5
Loss on disposal of assets and costs from exit and disposal activities	2,621	0.3	7,024	0.8
Intangible amortization	20,060	2.0	13,707	1.7
Income from operations	254,548	25.4	205,746	24.8
Interest expense	27,040	2.7	23,029	2.8
Interest income and other, net	(1,452)	(0.1)	(6,705)	(0.8)
Income before income taxes	228,960	22.9	189,422	22.8
Income tax expense	53,689	5.4	46,674	5.6
Equity in net income of unconsolidated affiliates	(1,297)	(0.1)	(1,343)	(0.2)
Net income from continuing operations	176,568	17.6	144,091	17.4
Net loss from discontinued operations	(5,653)	(0.6)	—	—
Net income	170,915	17.1	144,091	17.4
Less: net income attributable to noncontrolling interest	2,394	0.2	169	—
Net income attributable to ADS	$168,521	16.8%	$143,922	17.3%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended June 30, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$809,376	$651,527	$157,849	24.2%
Wastewater	191,736	178,353	13,383	7.5
Total Consolidated	$1,001,112	$829,880	$171,232	20.6%

Our consolidated Net sales for the three months ended June 30, 2026 increased by $171.2 million, or 20.6%, compared to the same period in fiscal 2026. The increase in Stormwater sales was primarily driven by NDS net sales of $94.7 million and an increase in volume in both Pipe and Allied Products. The increase in Wastewater sales was primarily driven by volume.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended June 30, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$302,130	$233,484	$68,646	29.4%
Wastewater	104,320	97,711	6,609	6.8
Intersegment eliminations	1,597	(757)	2,354	(311.0)
Total gross profit	$408,047	$330,438	$77,609	23.5%
Our consolidated Cost of goods sold for the three months ended June 30, 2026 increased by $93.6 million, or 18.7%, and our consolidated Gross profit increased by $77.6 million, or 23.5%, compared to the same period in fiscal 2026. The increase in gross profit for Stormwater is primarily due to the acquisition of NDS, volume growth, and favorable price/cost and manufacturing costs, partially offset by higher transportation costs. The increase in gross profit for Wastewater was driven by volume.

Selling, general and administrative expenses

	Three Months Ended June 30,
(Amounts in thousands)	2026	2025
Selling, general and administrative expenses	$130,818	$103,961
% of Net sales	13.1%	12.5%

Selling, general and administrative expenses for the three months ended June 30, 2026 increased $26.9 million from the same period in fiscal 2026 and as a percentage of Net sales, increased by 0.6%. The increase in Selling, general and administrative expenses was primarily due to the operating expenses of NDS, integration costs of $3.2 million and increased stock-based compensation due to performance.
Loss on disposal of assets and costs from exit and disposal activities - The loss on disposal in fiscal 2026 was due to exit and disposal activities. See “Note 3. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Intangible amortization - Intangible amortization increased by $6.4 million primarily due to the increase in intangible assets due to the NDS acquisition.
Interest expense - Interest expense for the three months ended June 30, 2026 increased by $4.0 million from the same period in fiscal 2026. The increase was primarily due to increased debt levels.
Interest income and other, net - Interest income and other, net decreased by $5.3 million for the three months ended June 30, 2026 compared to the same period in fiscal 2026. The decrease was primarily due to decreased cash balances.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended June 30,
	2026	2025
Effective tax rate	23.4%	24.6%
The change in the effective tax rate for the three months ended June 30, 2026 was primarily related to a discrete income tax benefit for the change in valuation allowance on deferred tax assets for net losses on outside basis differences. See “Note 11. Income Taxes” for additional information.
Net loss from discontinued operations - The loss from discontinued operations was attributable to the NDS International entities classified as held for sale as of June 30, 2026.
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

The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended June 30,
(In thousands)	2026	2025
Net income from continuing operations	$176,568	$144,091
Depreciation and amortization	62,157	50,228
Interest expense	27,040	23,029
Income tax expense	53,689	46,674
EBITDA	319,454	264,022
Restructuring and realignment expense(a)	5,336	8,795
Loss on disposal of assets	459	1,198
Stock-based compensation expense	13,274	8,404
Transaction costs(b)	3,244	807
Inventory step up related to acquisition of NDS	14,197	—
Interest income	(1,291)	(5,405)
Other adjustments(c)	3,597	346
Adjusted EBITDA	$358,270	$278,167
Adjusted EBITDA Margin	35.8%	33.5%
(a)Includes costs associated with closure of one distribution yard, as well as professional fees incurred in connection with supporting enterprise-wide restructuring and realignment initiatives. Excludes gain on sale of properties previously held-for-sale and equipment. See “Note 3. Restructuring and (Loss) Gain on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
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
The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Three Months Ended June 30,
(Amounts in thousands)	2026	2025
Net cash provided by operating activities	$260,395	$274,977
Capital expenditures	(57,151)	(52,598)
Free Cash Flow	$203,244	$222,379

The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	June 30, 2026
Total debt (debt and finance lease obligations)	$1,765,658
Cash	162,251
Net debt (total debt less cash)	1,603,407
Leverage Ratio	1.5
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	June 30, 2026
Revolver capacity	$750,000
Less: outstanding borrowings	—
Less: letters of credit	(11,365)
Revolver available liquidity	$738,635
As of June 30, 2026, we had $24.8 million in cash that was held by our foreign subsidiaries, including $9.8 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of June 30, 2026, we had $900.9 million in liquidity, including $162.3 million of cash and $738.6 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital decreased to $655.3 million as of June 30, 2026, from $721.4 million as of March 31, 2026. The decrease in working capital is primarily due to decreased cash on hand and increased accounts payable offset by increased accounts receivable due to seasonality.

	Three Months Ended June 30,
(Amounts in thousands)	2026	2025
Net cash provided by operating activities	$260,395	$274,977
Net cash used in investing activities	(55,006)	(69,934)
Net cash used in financing activities	(268,608)	(31,132)
Operating Cash Flows - Cash flows from operating activities decreased $14.6 million during the three months ended June 30, 2026 primarily driven by changes in working capital.
Investing Cash Flows - Cash flows used in investing activities during the three months ended June 30, 2026 decreased by $14.9 million compared to the same period in fiscal 2026. The decrease in cash used in investing activities was due to the prior period acquisition of River Valley Pipe.
Capital expenditures totaled $57.2 million and $52.6 million for the three months ended June 30, 2026 and 2025, respectively. Our capital expenditures for the three months ended June 30, 2026 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $2.8 million of property, plant and equipment under finance leases, which includes material handling transportation equipment to update our fleet of forklifts, trucks and trailers.
We currently anticipate that we will make capital expenditures of approximately $200 million in fiscal year 2027, including approximately $110 million of open orders as of June 30, 2026. Such capital expenditures are expected to be financed using funds generated by operations.

Financing Cash Flows - During the three months ended June 30, 2026, cash used in financing activities included the repurchase of common stock of $233.2 million, $15.3 million of dividend payments, $10.7 million for shares withheld for tax purposes and $9.5 million of payments of finance lease obligations.
During the three months ended June 30, 2025, cash used in financing activities included $14.0 million of dividend payments, $8.3 million of payments of finance lease obligations and $6.7 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2026 Form 10-K. We are in compliance with our debt covenants as of June 30, 2026.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of June 30, 2026, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Critical Accounting Policies and Estimates
There have been no changes in critical accounting policies from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2026 Form 10-K, except as disclosed in “Note 1. Background and Summary of Significant Accounting Policies.”
Item 3.         Quantitative and Qualitative Disclosures about Market Risk
We are subject to various market risks, primarily related to changes in interest rates, credit, raw material supply prices and, to a lesser extent, foreign currency exchange rates. Our financial position, results of operations or cash flows may be negatively impacted in the event of adverse movements in the respective market rates or prices in each of these risk categories. Our exposure in each category is limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2026 Form 10-K except as disclosed below.
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $6.0 million based on our borrowings as of June 30, 2026. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $11.4 million, for the twelve months ended June 30, 2026.
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
Changes in Internal Control over Financial Reporting - There were no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Please see “Note 13. Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q for more information regarding legal proceedings.
Item 1A.     Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2026 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2026 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Form 10-Q.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2026, we announced that our Board of Directors approved a new $1.0 billion stock repurchase authorization (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. During the three months ended June 30, 2026, the Company repurchased 1.6 million shares of common stock at a cost of $226.5 million. As of June 30, 2026, approximately $822.5 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
April 1, 2026 to April 30, 2026	348	$142.85	348	$999,360
May 1, 2026 to May 31, 2026	525	139.86	525	925,954
June 1, 2026 to June 30, 2026	765	135.10	765	822,549
Total	1,638	$138.27	1,638	$822,549
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2026

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Senior Vice President, Controller, and Chief Accounting Officer