Form 10-Q
period 2026-09-30
ADVANCED DRAINAGE SYSTEMS, INC.
filed 2026-11-05
CIK 1604028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, the registrant had 73,829,604 shares of common stock outstanding, which excludes 210,746 shares of unvested restricted common stock. The shares of common stock trade on the New York Stock Exchange under the ticker symbol “WMS.”

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
•uncertainties surrounding the integration and realization of anticipated benefits of acquisitions or doing so within the intended timeframe, including our ability to successfully integrate National Diversified Sales (“NDS”) and/or StormTrap Investments LLC (“StormTrap”) into our business;
•risks that the acquisition of NDS and/or StormTrap may involve unexpected costs, liabilities, risks that the cost savings and synergies from the acquisition of NDS and/or StormTrap may not be fully realized;
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
- iii -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Amounts in thousands, except par value)

	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash	$153,245	$223,012
Receivables (less allowance for doubtful accounts of $4,657 and $4,654, respectively)	429,452	390,536
Inventories	563,775	543,381
Assets held for sale	11,415	43,451
Other current assets	36,689	30,449
Total current assets	1,194,576	1,230,829
Property, plant and equipment, net	1,248,456	1,217,165
Other assets:
Goodwill	1,041,156	1,042,716
Intangible assets, net	808,408	848,527
Other assets	170,887	166,386
Total assets	$4,463,483	$4,505,623
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt obligations	$7,955	$5,865
Current maturities of finance lease obligations	40,517	38,136
Accounts payable	283,525	237,706
Liabilities held for sale	7,277	15,139
Other accrued liabilities	210,909	212,623
Accrued income taxes	11,853	—
Total current liabilities	562,036	509,469
Long-term debt obligations (less unamortized debt issuance costs of $16,951 and $18,428, respectively)	1,603,242	1,605,958
Long-term finance lease obligations	121,392	121,935
Deferred tax liabilities	230,852	220,994
Other liabilities	96,605	91,303
Total liabilities	$2,614,127	$2,549,659
Commitments and contingencies (see Note 13)
Mezzanine equity:
Redeemable common stock: $0.01 par value; 4,249 and 4,533 shares outstanding, respectively	69,045	73,652
Total mezzanine equity	69,045	73,652
Stockholders’ equity:
Common stock; $0.01 par value: 1,000,000 shares authorized; 85,923 and 85,319 shares issued, respectively; 70,456 and 72,654 shares outstanding, respectively	11,716	11,710
Paid-in capital	1,378,920	1,342,091
Common stock in treasury, at cost	(1,711,567)	(1,325,713)
Accumulated other comprehensive loss	(35,139)	(32,290)
Retained earnings	2,111,424	1,862,936
Total ADS stockholders’ equity	1,755,354	1,858,734
Noncontrolling interest in subsidiaries	24,957	23,578
Total stockholders’ equity	1,780,311	1,882,312
Total liabilities, mezzanine equity and stockholders’ equity	$4,463,483	$4,505,623
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (Amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net sales	$889,406	$850,381	$1,890,518	$1,680,261
Cost of goods sold	543,551	510,249	1,136,616	1,009,691
Gross profit	345,855	340,132	753,902	670,570
Operating expenses:
Selling, general and administrative	129,617	119,224	260,435	223,185
Loss (gain) on disposal of assets and costs from exit and disposal activities	1,302	(15,926)	3,923	(8,902)
Intangible amortization	20,061	13,539	40,121	27,246
Income from operations	194,875	223,295	449,423	429,041
Other expense:
Interest expense	27,515	23,116	54,555	46,145
Interest income and other, net	(9,136)	(8,012)	(10,588)	(14,717)
Income before income taxes	176,496	208,191	405,456	397,613
Income tax expense	44,206	52,399	97,895	99,073
Equity in net income of unconsolidated affiliates	(1,333)	(708)	(2,630)	(2,051)
Net income from continuing operations	133,623	156,500	310,191	300,591
Net loss from discontinued operations, net of taxes	(23,522)	—	(29,175)	—
Net income	110,101	156,500	281,016	300,591
Less: net (loss) income attributable to noncontrolling interest	(338)	483	2,056	652
Net income attributable to ADS	$110,439	$156,017	$278,960	$299,939
Weighted average common shares outstanding:
Basic	75,367	77,752	75,943	77,697
Diluted	75,787	78,310	76,566	78,240
Net income from continuing operations per share available to common stockholders:
Basic	$1.78	$2.01	$4.06	$3.86
Diluted	$1.77	$1.99	$4.02	$3.83
Net loss from discontinued operations per share available to common stockholders:
Basic	$(0.31)	$—	$(0.38)	$—
Diluted	$(0.31)	$—	$(0.38)	$—
Net income per share available to common stockholders:
Basic	$1.47	$2.01	$3.67	$3.86
Diluted	$1.46	$1.99	$3.64	$3.83
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (Amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$110,101	$156,500	$281,016	$300,591
Currency translation (loss) income	(2,457)	(1,119)	(2,546)	5,792
Comprehensive income	107,644	155,381	278,470	306,383
Less: other comprehensive (loss) income attributable to noncontrolling interest	(427)	526	303	1,862
Less: net (loss) income attributable to noncontrolling interest	(338)	483	2,056	652
Total comprehensive income attributable to ADS	$108,409	$154,372	$276,111	$303,869
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (Amounts in thousands)

	Six Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$281,016	$300,591
Less: Net loss from discontinued operations, net of taxes	(29,175)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,842	104,921
Deferred income taxes	9,376	15,226
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,923	(8,902)
Stock-based compensation	24,531	16,981
Amortization of deferred financing charges	1,909	1,022
Inventory step up related to NDS acquisition	14,197	—
Fair market value adjustments to derivatives	(1,042)	(252)
Equity in net income of unconsolidated affiliates	(2,630)	(2,051)
Other operating activities	2,887	778
Changes in working capital:
Receivables	(35,545)	(62,649)
Inventories	(35,761)	69,516
Prepaid expenses and other current assets	(7,812)	(3,514)
Accounts payable, accrued expenses, and other liabilities	53,667	78,176
Operating cash flows from discontinued operations	(5,486)	—
Net cash provided by operating activities	458,247	509,843
Cash Flows from Investing Activities
Capital expenditures	(98,758)	(111,018)
Proceeds from disposal of assets	1,036	26,474
Acquisitions, net of cash acquired	—	(18,558)
Other investing activities	489	(2,241)
Net cash used in investing activities	(97,233)	(105,343)
Cash Flows from Financing Activities
Payments on syndicated Term Loan Facility	(1,500)	(3,500)
Payments on Equipment Financing	(603)	(1,885)
Payments on finance lease obligations	(19,052)	(17,171)
Repurchase of common stock	(372,916)	—
Cash dividends paid	(30,512)	(28,085)
Dividends paid to noncontrolling interest holder	(980)	—
Proceeds from exercise of stock options	3,426	1,482
Payment of withholding taxes on vesting of restricted stock units	(10,736)	(6,694)
Net cash used in financing activities	(432,873)	(55,853)
Effect of exchange rate changes on cash	(71)	1,017
Net change in cash	(71,930)	349,664
Cash and restricted cash at beginning of period	233,967	469,271
Cash and restricted cash at end of period	162,037	818,935
Less: cash held for sale	(8,660)	—
Cash and restricted cash, excluding held for sale, at end of period	$153,377	$818,935

RECONCILIATION TO BALANCE SHEET
Cash	$153,245	$812,862
Restricted cash (included in Other current assets in the Condensed Consolidated Balance Sheets)	132	6,073
Total cash and restricted cash	$153,377	$818,935
See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (Amounts in thousands)

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at July 1, 2025	84,247	$11,700	$1,294,545	11,942	$(1,226,091)	$(31,603)	$1,622,535	$1,671,086	$19,205	$1,690,291	5,415	$87,985	$87,985
Net income	—	—	—	—	—	—	156,017	156,017	483	156,500	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(1,645)	—	(1,645)	526	(1,119)	—	—	—
Common stock dividends ($0.18 per share)	—	—	—	—	—	—	(14,040)	(14,040)	—	(14,040)	—	—	—
KSOP redeemable common stock conversion	333	3	5,408	—	—	—	—	5,411	—	5,411	(333)	(5,411)	(5,411)
Exercise of common stock options	11	—	933	—	—	—	—	933	—	933	—	—	—
Restricted stock awards	11	—	—	—	(11)	—	—	(11)	—	(11)	—	—	—
Stock-based compensation expense	—	—	8,577	—	—	—	—	8,577	—	8,577	—	—	—
Other	—	—	(5)	—	—	—	—	(5)	—	(5)	—	—	—
Balance at September 30, 2025	84,602	$11,703	$1,309,458	11,942	$(1,226,102)	$(33,248)	$1,764,512	$1,826,323	$20,214	$1,846,537	5,082	$82,574	$82,574
Balance at April 1, 2025	83,750	$11,694	$1,277,694	11,886	$(1,219,408)	$(37,178)	$1,492,634	$1,525,436	$17,700	$1,543,136	5,702	$92,652	$92,652
Net income	—	—	—	—	—	—	299,939	299,939	652	300,591	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	3,930	—	3,930	1,862	5,792	—	—	—
Common stock dividends ($0.36 per share)	—	—	—	—	—	—	(28,061)	(28,061)	—	(28,061)	—	—	—
KSOP redeemable common stock conversion	620	6	10,072	—	—	—	—	10,078	—	10,078	(620)	(10,078)	(10,078)
Exercise of common stock options	21	—	1,482	—	—	—	—	1,482	—	1,482	—	—	—
Restricted stock awards	95	1	—	28	(3,227)	—	—	(3,226)	—	(3,226)	—	—	—
Performance-based restricted stock units	83	1	—	28	(3,467)	—	—	(3,466)	—	(3,466)	—	—	—
Stock-based compensation expense	—	—	16,981	—	—	—	—	16,981	—	16,981	—	—	—
ESPP share issuance	33	1	3,235	—	—	—	—	3,236	—	3,236	—	—	—
Other	—	—	(6)	—	—	—	—	(6)	—	(6)	—	—	—
Balance at September 30, 2025	84,602	$11,703	$1,309,458	11,942	$(1,226,102)	$(33,248)	$1,764,512	$1,826,323	$20,214	$1,846,537	5,082	$82,574	$82,574

See accompanying Notes to Condensed Consolidated Financial Statements.

ADVANCED DRAINAGE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited) (Amounts in thousands)

	Common Stock		Paid-in Capital	Common Stock in Treasury		Accumulated Other Comprehensive Loss	Retained Earnings	Total ADS Stockholders’ Equity	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity	Redeemable Common Stock		Total Mezzanine Equity
	Shares	Amount		Shares	Amount						Shares	Amount
Balance at July 1, 2026	85,702	$11,714	$1,361,911	14,382	$(1,564,932)	$(33,109)	$2,016,109	$1,791,693	$26,702	$1,818,395	4,422	$71,848	$71,848
Net income	—	—	—	—	—	—	110,439	110,439	(338)	110,101	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(2,030)	—	(2,030)	(427)	(2,457)	—	—	—
Common stock dividends ($0.20 per share)	—	—	—	—	—	—	(15,124)	(15,124)	—	(15,124)	—	—	—
Dividend to noncontrolling interest holder	—	—	—	—	—	—	—	—	(980)	(980)	—	—	—
Share repurchases	—	—	—	1,085	(146,627)	—	—	(146,627)	—	(146,627)	—	—	—
KSOP redeemable common stock conversion	173	2	2,801	—	—	—	—	2,803	—	2,803	(173)	(2,803)	(2,803)
Exercise of common stock options	32	—	2,951	—	—	—	—	2,951	—	2,951	—	—	—
Restricted stock awards	16	—	—	—	(8)	—	—	(8)	—	(8)	—	—	—
Stock-based compensation expense	—	—	11,257	—	—	—	—	11,257	—	11,257	—	—	—
Balance at September 30, 2026	85,923	$11,716	$1,378,920	15,467	$(1,711,567)	$(35,139)	$2,111,424	$1,755,354	$24,957	$1,780,311	4,249	$69,045	$69,045
Balance at April 1, 2026	85,319	$11,710	$1,342,091	12,665	$(1,325,713)	$(32,290)	$1,862,936	$1,858,734	$23,578	$1,882,312	4,533	$73,652	$73,652
Net income	—	—	—	—	—	—	278,960	278,960	2,056	281,016	—	—	—
Other comprehensive (loss) income	—	—	—	—	—	(2,849)	—	(2,849)	303	(2,546)	—	—	—
Common stock dividends ($0.40 per share)	—	—	—	—	—	—	(30,472)	(30,472)	—	(30,472)	—	—	—
Dividend to noncontrolling interest holder	—	—	—	—	—	—	—	—	(980)	(980)	—	—	—
Share repurchases	—	—	—	2,723	(375,118)	—	—	(375,118)	—	(375,118)	—	—	—
KSOP redeemable common stock conversion	284	3	4,604	—	—	—	—	4,607	—	4,607	(284)	(4,607)	(4,607)
Exercise of common stock options	37	—	3,426	—	—	—	—	3,426	—	3,426	—	—	—
Restricted stock awards	101	1	—	28	(3,744)	—	—	(3,743)	—	(3,743)	—	—	—
Performance-based restricted stock units	150	1	—	51	(6,992)	—	—	(6,991)	—	(6,991)	—	—	—
Stock-based compensation expense	—	—	24,531	—	—	—	—	24,531	—	24,531	—	—	—
ESPP share issuance	32	1	4,271	—	—	—	—	4,272	—	4,272	—	—	—
Other	—	—	(3)	—	—	—	—	(3)	—	(3)	—	—	—
Balance at September 30, 2026	85,923	$11,716	$1,378,920	15,467	$(1,711,567)	$(35,139)	$2,111,424	$1,755,354	$24,957	$1,780,311	4,249	$69,045	$69,045
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
Basis of Presentation - The Company prepares its Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of March 31, 2026 was derived from audited financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2026 (“Fiscal 2026 Form 10-K”). The accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2026, the results of operations for the three and six months ended September 30, 2026 and cash flows for the six months ended September 30, 2026. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, filed in the Company’s Fiscal 2026 Form 10-K.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Stormwater
Domestic - Pipe	$390,309	$422,384	$848,397	$846,990
Domestic - Allied Products	276,511	198,970	579,898	386,476
International	56,277	58,657	115,744	107,148
Total Stormwater	723,097	680,011	1,544,039	1,340,614
Wastewater	197,575	196,368	406,495	391,330
Intersegment Eliminations	(31,266)	(25,998)	(60,016)	(51,683)
Consolidated Net Sales	$889,406	$850,381	$1,890,518	$1,680,261
Contract Balances - The Company recognizes a contract asset representing the Company’s right to recover products upon the receipt of returned products and a contract liability for the customer refund. The following table presents the balance of the Company’s contract asset and liability as of the periods presented:

(Amounts in thousands)	September 30, 2026	March 31, 2026
Contract asset - product returns	$2,120	$1,383
Refund liability	6,736	4,112
3.RESTRUCTURING AND LOSS (GAIN) ON DISPOSAL OF ASSETS AND COSTS FROM EXIT AND DISPOSAL ACTIVITIES
In fiscal 2026, the Company undertook certain restructuring and realignment activities (the “2026 Restructuring Plan”) to optimize the Company’s production, recycling and distribution network and to plan and implement go-to-market and operating model enhancements to scale for future growth, including the integration of NDS. Under the 2026 Restructuring Plan, for the three and six months ended September 30, 2026, the Company recorded expense of $3.9 million and $9.2 million, respectively, related to the optimization of the Company’s production, recycling and distribution networks, including the closure of four facilities and changes to the Company’s production footprint. For the three and six months ended September 30, 2025, the Company recorded expense of $7.2 million and $16.0 million, respectively, related to the closure of one of the Company’s recycling facilities to optimize its recycling network, one offsite storage location and one distribution yard. The Company does not currently have an estimate of additional costs or an expected end date for the restructuring actions. The following table summarizes the activities included in Restructuring and realignment expense during the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Loss (gain) on disposal of assets and costs from exit and disposal activities:
Accelerated depreciation	$—	$—	$—	$1,764
Severance	400	(150)	2,545	1,854
Impairment of right-of-use assets	—	853	—	2,120
Other exit and disposal costs	254	1,015	271	1,806
Selling, general and administrative expenses:
Realignment expenses	3,223	5,453	6,397	8,422
Total 2026 Restructuring Plan activities	$3,877	$7,171	$9,213	$15,966
The costs incurred under the 2026 Restructuring Plan to date are classified as operating expenses and not allocated to a segment. During the six months ended September 30, 2026 and 2025, the Company recorded accelerated depreciation, severance costs, impairment of right-of-use lease assets and other exit and disposal costs. Other exit and disposal activities include legal and professional fees, inventory and equipment transfer costs and other costs.
The following table summarizes the restructuring liability for the periods presented:

(Amounts in thousands)	2026	2025
Accrual balance at April 1	$1,201	$—
Costs incurred	9,213	15,966
Non-cash charges	—	(3,884)
Expenses paid	(9,768)	(7,845)
Accrual balance at end of period	$646	$4,237
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

The following table summarizes consideration transferred and the preliminary purchase price allocation of identified assets acquired and liabilities assumed:

(Amounts in thousands)	Preliminary Amount	Valuation Adjustments	Updated Amount
Cash and cash equivalents	$3,189	$—	$3,189
Accounts receivable	44,944	1,800	46,744
Inventory	93,092	(494)	92,598
Other current assets	1,359	—	1,359
Assets held for sale(a)	42,554	—	42,554
Property, plant and equipment	67,699	—	67,699
Goodwill	317,677	(1,378)	316,299
Intangible assets	456,920	—	456,920
Deferred tax assets	5,751	(488)	5,263
Other assets	17,212	—	17,212
Total assets acquired	1,050,397	(560)	1,049,837

Accounts payable	(10,664)	—	(10,664)
Accrued expenses	(29,285)	560	(28,725)
Liabilities held for sale(a)	(13,779)	—	(13,779)
Other liabilities	(11,788)	—	(11,788)
Total liabilities acquired	(65,516)	560	(64,956)
Total preliminary fair value of consideration transferred	$984,881	$—	$984,881
(a)Upon acquisition, certain NDS entities met the held-for-sale criteria. The Company accordingly classified the associated assets acquired and liabilities assumed as held for sale.
The preliminary goodwill of $316.3 million represents the excess of consideration transferred over the preliminary fair value of assets acquired and liabilities assumed and is attributable to expected cross-selling and operating efficiencies. The goodwill is assigned to the Stormwater reportable segment and $271.7 million of the preliminary goodwill is deductible for income tax purposes.
Pro Forma Financial Information - The unaudited pro forma information for the three and six months ended September 30, 2025 presented below includes the effects of the NDS acquisition as if it had been consummated as of April 1, 2024, with adjustments to give effect to pro forma events that are directly attributable to the acquisition of NDS. Adjustments include those related to the depreciation and amortization of acquired fixed and intangible assets, transaction costs, inventory step-up and the estimated tax impacts thereof. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of NDS. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

(Amounts in thousands)	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
Net Sales	$924,300	$1,839,467
Net income attributable to ADS	168,442	320,266

During the three and six months ended September 30, 2026, the Company incurred $5.6 million and $8.8 million, respectively, of transaction and integration costs related to the acquisition such as legal, accounting, valuation and other professional services. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations. These costs are deductible for income tax purposes.
Acquisition of StormTrap - On October 1, 2026, the Company entered into a definitive agreement to acquire StormTrap Investments LLC (“StormTrap”), an industry leader in large volume, space-constrained, highly engineered stormwater solutions for a purchase price of approximately $530 million. The acquisition will be funded by cash on hand and existing credit line capacity. The transaction is expected to close in the third quarter of fiscal 2027.
5.DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE
The Company determined Teco S.r.l., Kimplas Piping Systems Private Limited, Kimplas Limited, Teco Irrigation USA, Inc. and Fish Water Products Sdn. Bhd. (collectively, the “NDS International Entities”) met the held for sale criteria upon acquisition. As a result, the assets and liabilities of the NDS International Entities have been classified as held for sale and are reported as assets held for sale and liabilities held for sale on the Consolidated Balance Sheet. The results of the NDS International Entities have been accounted for as discontinued operations and are reported as income or loss from discontinued operations, net of tax, on the Consolidated Statements of Operations. In addition to the NDS International Entities, one property is included as held for sale.
In July 2026, the Company completed the sale of Teco S.r.l. and Teco Irrigation USA. The sale resulted in a loss of $3.0 million included in discontinued operations, net of tax, for the six months ended September 30, 2026.
The Company measured the net assets of the disposal group at fair value less costs to sell. Costs to sell represent incremental direct costs expected to be incurred in connection with the disposal. Fair value was determined based on the valuation techniques noted in “Note 4. Acquisitions” in the Company’s Fiscal 2026 Form 10-K. In the three months ended September 30, 2026, the Company recorded a valuation allowance to adjust the assets to estimated fair value, less costs to sell, based on anticipated sale price. The Company anticipates selling the NDS International Entities in the third quarter of fiscal 2027.
The assets and liabilities classified as held for sale on the Company’s Consolidated Balance Sheet as of September 30, 2026 and March 31, 2026, include the following:

(Amounts in thousands)	September 30, 2026	March 31, 2026
Cash	$8,660	$9,184
Accounts receivable	5,430	6,957
Inventory	3,346	6,848
Other current assets	683	1,284
Property, plant and equipment	18,276	18,645
Other assets	334	533
Valuation allowance to adjust assets to estimated fair value, less costs to sell	(25,314)	—
Total assets held-for-sale	$11,415	$43,451

Current maturities of debt obligations	$—	$562
Accounts payable	2,262	2,776
Accrued expenses	2,431	8,669
Other liabilities	2,584	3,132
Total liabilities held-for-sale	$7,277	$15,139
The following table summarizes the major classes of items constituting the results from discontinued operations presented in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2026:

(Amounts in thousands)	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
Net sales	$4,457	$11,672
Cost of goods sold	4,216	10,197
Gross profit	241	1,475
Selling, general and administrative expenses	909	2,238
Loss from classification to held for sale	23,825	29,818
Income tax benefit	(971)	(1,406)
Net loss from discontinued operations	$(23,522)	$(29,175)
6.LEASES
Nature of the Company’s Leases - The Company has operating and finance leases for plants, yards, corporate offices, tractors, trailers and other equipment. The Company’s leases have remaining terms of less than one year to 10 years. A portion of the Company’s yard leases include an option to extend the leases for up to five years. The Company has included renewal options which are reasonably certain to be exercised in its right-of-use assets and lease liabilities.
7.INVENTORIES
Inventories as of the periods presented consisted of the following:

(Amounts in thousands)	September 30, 2026	March 31, 2026
Raw materials	$124,072	$108,856
Finished goods	439,703	434,525
Total inventories	$563,775	$543,381
8.RELATED PARTY TRANSACTIONS
ADS Mexicana - ADS conducts business in Mexico and Central America through its joint venture, ADS Mexicana, S.A. de C.V. (“ADS Mexicana”). ADS owns 51% of the outstanding stock of ADS Mexicana and consolidates ADS Mexicana for financial reporting purposes.
On June 6, 2022, the Company and ADS Mexicana amended the Intercompany Revolving Credit Promissory Note (the “Intercompany Note”) with a borrowing capacity of $9.5 million. The Intercompany Note matures on June 8, 2027. The Intercompany Note indemnifies the ADS Mexicana joint venture partner for 49% of any unpaid borrowings. The interest rates under the Intercompany Note are determined by certain base rates or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the Leverage Ratio. As of both September 30, 2026 and March 31, 2026, there were no borrowings outstanding under the Intercompany Note.
South American Joint Venture - The Tuberias Tigre - ADS Limitada joint venture (the “South American Joint Venture”) manufactures and sells HDPE corrugated pipe in certain South American markets. ADS owns 50% of the South American Joint Venture. ADS is the guarantor of 50% of the South American Joint Venture’s credit arrangement, and the debt guarantee is shared equally with the joint venture partner. The Company’s maximum potential obligation under this guarantee is $5.5 million as of September 30, 2026. The maximum borrowings permitted under the South American Joint Venture’s credit facility are $11.0 million. The Company does not anticipate any required contributions related to the balance of this credit arrangement. As of September 30, 2026 and March 31, 2026, there was no outstanding principal balance for the South American Joint Venture’s credit facility, including letters of credit.

9.DEBT
Long-term debt as of the periods presented consisted of the following:

(Amounts in thousands)	September 30, 2026	March 31, 2026
Term Loan Facility	$598,500	$600,000
Senior Notes due 2030	500,000	500,000
Senior Notes due 2034	500,000	500,000
Revolving Credit Facility	—	—
Other debt	29,648	30,251
Total	1,628,148	1,630,251
Less: Unamortized debt issuance costs	(16,951)	(18,428)
Less: Current maturities	(7,955)	(5,865)
Long-term debt obligations	$1,603,242	$1,605,958

Senior Secured Credit Facility - In February 2026, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Company's Base Credit Agreement with Barclays Bank PLC, as administrative agent under the Term Loan Facility and PNC Bank, National Association, as new administrative agent under the Revolving Credit Facility. Among other things, the Fourth Amendment (i) amended the Base Credit Agreement by increasing the Revolving Credit Facility (the “Amended Revolving Credit Facility”) from $600 million to $750 million (including an increase of the sub-limit for the swing-line sub-facility from $60 million to $75 million), (ii) refinanced the outstanding amounts owing under the Initial Term Loan Facility by providing for a new term loan facility in the initial aggregate principal amount of $600 million (the “Term Loan Facility”), (iii) extended the maturity date of the Revolving Credit Facility to February 27, 2031, (iv) extended the maturity date of the Term Loan Credit Facility to February 28, 2033, (v) revised the “applicable margin” to provide for a range of 125 basis points to 225 basis points (for Term Benchmark based loans) and 25 basis points to 125 basis points (for base rate loans), as determined based on the consolidated senior secured net leverage ratio ranging from less than 1.50 to 1.00 to greater than 3.50 to 1.00, (vi) provides for incremental facilities in an aggregate maximum amount of the greater of $350 million or 100% of consolidated EBITDA for the most recently ended four consecutive fiscal quarters, and (vii) amended certain covenant baskets under the Credit Agreement to align with growth of the Company. Letters of credit outstanding at September 30, 2026 and March 31, 2026 amounted to $11.4 million and $10.1 million, respectively, and reduced the availability of the Revolving Credit Facility.
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
Other debt - Other debt includes equipment financing and the commercial loan related to the Company’s headquarters. The assets under the Equipment Financing acquired are titled to the Company and included in Property, plant and equipment, net on the Company's Condensed Consolidated Balance Sheet. The equipment financing has an initial term of between 12 and 84 months, based on the life of the equipment, and bears a weighted average interest rate of 1.8% as of September 30, 2026. The current portion of the equipment financing is $1.1 million, and the long-term portion is $1.3 million at September 30, 2026.
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

Valuation of Debt - The carrying amounts of current financial assets and liabilities approximate fair value because of the immediate or short-term maturity of these items. The following table presents the carrying and fair value of the Company’s 2030 Notes, 2034 Notes and Equipment Financing for the periods presented:

	September 30, 2026		March 31, 2026
(Amounts in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes due 2030	$495,395	$500,000	$505,940	$500,000
Senior Notes due 2034	462,150	500,000	489,230	500,000
Equipment Financing	2,364	2,448	2,961	3,056
Total fair value	$959,909	$1,002,448	$998,131	$1,003,056
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
10.STOCK-BASED COMPENSATION
ADS has several programs for stock-based payments to employees and non-employee members of its Board of Directors, including stock options, performance-based restricted stock units and restricted stock. The Company recognized stock-based compensation expense in the following line items of the Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Component of income before income taxes:
Cost of goods sold	$2,109	$1,914	$4,250	$3,570
Selling, general and administrative expenses	9,148	6,663	20,281	13,411
Total stock-based compensation expense	$11,257	$8,577	$24,531	$16,981
The following table summarizes stock-based compensation expense by award type for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
Stock Options	$1,786	$1,673	$3,647	$3,463
Restricted Stock	3,403	3,204	6,777	6,299
Performance-based Restricted Stock Units	5,041	2,800	11,828	5,224
Employee Stock Purchase Plan	590	464	1,419	1,112
Non-Employee Directors	437	436	860	883
Total stock-based compensation expense	$11,257	$8,577	$24,531	$16,981
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
Restricted Stock - During the six months ended September 30, 2026, the Company granted 0.1 million shares of restricted stock with a grant date fair value of $13.8 million.
Performance-based Restricted Stock Units (“Performance Units”) - During the six months ended September 30, 2026, the Company granted 0.1 million shares of performance units at a grant date fair value of $16.7 million.

Options - During the six months ended September 30, 2026, the Company granted 0.1 million nonqualified stock options under the 2017 Incentive Plan with a grant date fair value of $7.8 million. The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the fair value of stock options during the period presented:

Six Months Ended September 30, 2026
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

11.INCOME TAXES
The Company’s effective tax rate will vary based on a variety of factors, including overall profitability, the geographical mix of income before taxes and related tax rates in jurisdictions where it operates and other one-time charges, as well as the occurrence of discrete events. For the three months ended September 30, 2026 and 2025, the Company utilized an effective tax rate of 25.0% and 25.2%, respectively, to calculate its provision for income taxes from continuing operations. For the six months ended September 30, 2026 and 2025, the Company utilized an effective tax rate of 24.1% and 24.9%, respectively, to calculate its provision for income taxes from continuing operations. State and local income taxes increased the effective rate for the three and six months ended September 30, 2026 and 2025. Additionally, the discrete income tax benefit related to the change in valuation allowance on deferred tax assets for net losses on outside basis differences decreased the effective tax rate for the six months ended September 30, 2026.

12.NET INCOME PER SHARE AND STOCKHOLDERS' EQUITY
Net Income per Share - The following table presents information necessary to calculate net income per share for the periods presented, as well as potentially dilutive securities excluded from the weighted average number of diluted common shares outstanding because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except per share data)	2026	2025	2026	2025
NET INCOME PER SHARE—BASIC:
Net income from continuing operations available to common stockholders	$133,961	$156,017	$308,135	$299,939
Net loss from discontinued operations, net of tax	(23,522)	—	(29,175)	—
Net income attributable to common stockholders	110,439	156,017	278,960	299,939
Weighted average number of common shares outstanding – Basic	75,367	77,752	75,943	77,697
Net income from continuing operations available to common stockholders per common share - Basic	$1.78	$2.01	$4.06	$3.86
Net loss from discontinued operations per common share - Basic	$(0.31)	$—	$(0.38)	$—
Net income per common share – Basic	$1.47	$2.01	$3.67	$3.86
NET INCOME PER SHARE—DILUTED:
Net income from continuing operations available to common stockholders	$133,961	$156,017	$308,135	$299,939
Net loss from discontinued operations, net of tax	(23,522)	—	(29,175)	—
Net income attributable to common stockholders	110,439	156,017	278,960	299,939
Weighted average number of common shares outstanding – Basic	75,367	77,752	75,943	77,697
Assumed restricted stock	41	43	57	39
Assumed exercise of stock options	370	440	556	415
Assumed performance-based restricted stock units	9	75	10	89
Weighted average number of common shares outstanding – Diluted	75,787	78,310	76,566	78,240
Net income from continuing operations available to common stockholders per common share - Diluted	$1.77	$1.99	$4.02	$3.83
Net loss from discontinued operations per common share - Diluted	$(0.31)	$—	$(0.38)	$—
Net income per common share – Diluted	$1.46	$1.99	$3.64	$3.83
Potentially dilutive securities excluded as anti-dilutive	61	50	60	53
Stockholders’ Equity – During the six months ended September 30, 2026, the Company repurchased 2.7 million shares of common stock at a cost of $375.1 million. The repurchases were made under the Board of Directors’ authorization in February 2026 to repurchase up to an additional $1.0 billion of ADS Common Stock in accordance with applicable securities laws. As of September 30, 2026, approximately $677.3 million of common stock may be repurchased under the authorization. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended or terminated at any time at the Company’s discretion.

13.COMMITMENTS AND CONTINGENCIES
Purchase Commitments - The Company has historically secured supplies of resin raw material by agreeing to purchase quantities during a future given period at a fixed price. These purchase contracts typically ranged from 1 to 12 months and occur in the ordinary course of business. The Company does not have any outstanding purchase commitments with fixed price and quantity as of September 30, 2026. The Company also enters into equipment purchase contracts with manufacturers.
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

The following table sets forth reportable segment information with respect to the amount of Net sales contributed by each class of similar products for the periods presented:

	Three Months Ended September 30, 2026
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$712,063	$177,343	$—	$889,406
Intersegment net sales	11,034	20,232	(31,266)	—
Net sales	723,097	197,575	(31,266)	889,406

Significant segment expenses:
Cost of goods sold	471,745	100,644	(28,838)	543,551
Selling, general and administrative expenses	100,386	16,556	—	116,942
Other segment items(a)	(62,256)	(8,324)	—	(70,580)
Segment Adjusted EBITDA(b)	$213,222	$88,699	$(2,428)

Corporate and other costs(c)				12,675
Total consolidated Adjusted EBITDA				$286,818

Reconciliation of total reportable segment Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				27,515
Interest income				(1,407)
Depreciation and amortization				63,685
Stock-based compensation expense				11,257
Loss (gain) on disposal of assets and costs from exit and disposal activities				1,302
Transaction costs(d)				6,383
Other adjustments(e)				1,587
Income before income taxes				176,496

Income tax expense				44,206
Equity in net income of unconsolidated affiliates				(1,333)
Net income from continuing operations				$133,623
(a)Other segment items include depreciation, amortization recorded within cost of goods sold, stock-based compensation expense, restructuring and realignment expense, and transaction costs.
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

	Three Months Ended September 30, 2025
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$670,665	$179,716	$—	$850,381
Intersegment net sales	9,346	16,652	(25,998)	—
Net sales	680,011	196,368	(25,998)	850,381

Significant segment expenses:
Cost of goods sold	435,834	100,525	(26,110)	510,249
Selling, general and administrative expenses	88,979	18,861	—	107,840
Other segment items(a)	(55,420)	(11,204)	—	(66,624)
Segment Adjusted EBITDA(b)	$210,618	$88,186	$112

Corporate and other costs(c)				11,384
Total consolidated Adjusted EBITDA				$287,532

Reconciliation of total reportable segment Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				23,116
Interest income				(7,340)
Depreciation and amortization				54,693
Stock-based compensation expense				8,577
Loss (gain) on disposal of assets and costs from exit and disposal activities				(15,926)
Transaction costs(d)				9,317
Other adjustments(e)				6,904
Income before income taxes				208,191

Income tax expense				52,399
Equity in net income of unconsolidated affiliates				(708)
Net income from continuing operations				$156,500
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

	Six Months Ended September 30, 2026
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$1,521,439	$369,079	$—	$1,890,518
Intersegment net sales	22,600	37,416	(60,016)	—
Net sales	1,544,039	406,495	(60,016)	1,890,518

Significant segment expenses:
Cost of goods sold	990,557	205,244	(59,185)	1,136,616
Selling, general and administrative expenses	201,067	34,206	—	235,273
Other segment items(a)	(134,508)	(17,113)	—	(151,621)
Segment Adjusted EBITDA(b)	$486,923	$184,158	$(831)

Corporate and other costs(c)				25,162
Total consolidated Adjusted EBITDA				$645,088

Reconciliation of total reportable segment Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				54,555
Interest income				(2,698)
Depreciation and amortization				125,842
Stock-based compensation expense				24,531
Loss (gain) on disposal of assets and costs from exit and disposal activities				3,923
Transaction costs(d)				9,627
Inventory step up related to acquisition of NDS				14,197
Other adjustments(e)				9,655
Income before income taxes				405,456

Income tax expense				97,895
Equity in net income of unconsolidated affiliates				(2,630)
Net income from continuing operations				$310,191
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

	Six Months Ended September 30, 2025
(Amounts in thousands)	Stormwater	Wastewater	Intersegment Eliminations	Total
Net sales:
Net sales from external customers	$1,322,192	$358,069	$—	$1,680,261
Intersegment net sales	18,422	33,261	(51,683)	—
Net sales	1,340,614	391,330	(51,683)	1,680,261

Significant segment expenses:
Cost of goods sold	862,953	197,776	(51,038)	1,009,691
Selling, general and administrative expenses	162,761	37,205	—	199,966
Other segment items(a)	(99,213)	(19,101)	—	(118,314)
Segment Adjusted EBITDA(b)	$414,113	$175,450	$(645)

Corporate and other costs(c)				23,219
Total consolidated Adjusted EBITDA				$565,699

Reconciliation of total reportable segment Adjusted EBITDA to income from continuing operations before income taxes:
Interest expense				46,145
Interest income				(12,745)
Depreciation and amortization				104,921
Stock-based compensation expense				16,981
Loss (gain) on disposal of assets and costs from exit and disposal activities				(8,902)
Transaction costs(d)				10,124
Other adjustments(e)				11,562
Income before income taxes				397,613

Income tax expense				99,073
Equity in net income of unconsolidated affiliates				(2,051)
Net income from continuing operations				$300,591
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

The following table sets forth certain financial information attributable to the reportable segments for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Depreciation and Amortization
Stormwater	$41,649	$29,625	$82,153	$58,521
Wastewater	18,888	22,875	37,755	42,129
Other	3,148	2,193	5,934	4,271
Total	$63,685	$54,693	$125,842	$104,921
Capital Expenditures
Stormwater	$35,792	$38,541	$78,296	$79,143
Wastewater	4,865	11,994	19,221	17,729
Other	950	7,885	1,241	14,146
Total	$41,607	$58,420	$98,758	$111,018

15.SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the six months ended September 30, were as follows:

(Amounts in thousands)	2026	2025
Supplemental disclosures of cash flow information - cash paid:
Interest	$52,243	$42,765
Income taxes	43,845	55,650
Supplemental disclosures of noncash investing and financing activities:
Repurchase of common stock pending settlement	5,573	—
Share repurchase excise tax accrual	3,370	—
ESPP share issuance	4,272	3,236
Acquisition of property, plant and equipment under finance lease	21,360	33,145
Balance in accounts payable for the acquisition of property, plant and equipment	25,899	27,255
16.SUBSEQUENT EVENTS
Common Stock Dividend - Subsequent to the end of the quarter, the Company declared a quarterly cash dividend of $0.20 per share of common stock. The dividend is payable on December 15, 2026, to stockholders of record at the close of business on December 1, 2026.
Share Repurchase Program - Subsequent to the end of the quarter, 0.9 million shares of common stock at a cost of $114.1 million were repurchased under the Board of Directors’ authorization.

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
Executive Summary
Second Quarter Fiscal 2027 Results
•Net sales increased 4.6% to $889.4 million
•Net income from continuing operations decreased 14.6% to $133.6 million
•Adjusted EBITDA, a non-GAAP measure, decreased 0.2% to $286.8 million
Net sales increased $39.0 million, or 4.6%, to $889.4 million, as compared to $850.4 million in the prior year quarter. Stormwater sales increased $41.4 million, or 6.2%, to $712.1 million. Stormwater sales include $77.3 million of revenue from the acquisition of NDS. Wastewater sales decreased $2.4 million, or 1.3%, to $177.3 million.

Gross profit increased $5.7 million, or 1.7%, to $345.9 million as compared to $340.1 million in the prior year. The increase in gross profit is primarily driven by the acquisition of NDS.

Selling, general and administrative expenses increased $10.4 million, or 8.7%, to $129.6 million, as compared to $119.2 million. As a percentage of Net sales, Selling, general and administrative expenses increased to 14.6% as compared to 14.0% in the prior year. The increase was primarily driven by operating and integration expenses related to NDS.
Adjusted EBITDA, a non-GAAP measure, decreased $0.7 million, or 0.2%, to $286.8 million, as compared to $287.5 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 32.2% as compared to 33.8% in the prior year.
Year-to-date Fiscal 2027 Results
•Net sales increased 12.5% to $1,890.5 million
•Net income from continuing operations increased 3.2% to $310.2 million
•Net income from continuing operations per diluted share increased 5.0% to $4.02
•Adjusted EBITDA, a non-GAAP measure, increased 14.0% to $645.1 million

Net sales increased $210.3 million, or 12.5%, to $1,890.5 million, as compared to $1,680.3 million in the prior year. Stormwater sales increased $199.2 million, or 15.1%, to $1,521.4 million. Stormwater sales include $172.0 million of revenue from the acquisition of NDS. Wastewater sales increased $11.0 million, or 3.1%, to $369.1 million.

Gross profit increased $83.3 million, or 12.4%, to $753.9 million as compared to $670.6 million in the prior year. The increase in gross profit is primarily driven by the acquisition of NDS.

Selling, general and administrative expenses increased $37.3 million, or 16.7%, to $260.4 million, as compared to $223.2 million. As a percentage of Net sales, Selling, general and administrative expenses increased to 13.8% as compared to 13.3% in the prior year. The increase was primarily driven by operating and integration expenses related to NDS.
Adjusted EBITDA, a non-GAAP measure, increased $79.4 million, or 14.0%, to $645.1 million, as compared to $565.7 million in the prior year. As a percentage of Net sales, Adjusted EBITDA was 34.1% as compared to 33.7% in the prior year.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Three Months Ended September 30,
(Amounts in thousands)	2026		2025
Net sales	$889,406	100.0%	$850,381	100.0%
Cost of goods sold	543,551	61.1	510,249	60.0
Gross profit	345,855	38.9	340,132	40.0
Selling, general and administrative expenses	129,617	14.6	119,224	14.0
Loss (gain) on disposal of assets and costs from exit and disposal activities	1,302	0.1	(15,926)	(1.9)
Intangible amortization	20,061	2.3	13,539	1.6
Income from operations	194,875	21.9	223,295	26.3
Interest expense	27,515	3.1	23,116	2.7
Interest income and other, net	(9,136)	(1.0)	(8,012)	(0.9)
Income before income taxes	176,496	19.8	208,191	24.5
Income tax expense	44,206	5.0	52,399	6.2
Equity in net income of unconsolidated affiliates	(1,333)	(0.1)	(708)	(0.1)
Net income from continuing operations	133,623	15.0	156,500	18.4
Net loss from discontinued operations	(23,522)	(2.6)	—	—
Net income	110,101	12.4	156,500	18.4
Less: net (loss) income attributable to noncontrolling interest	(338)	—	483	0.1
Net income attributable to ADS	$110,439	12.4%	$156,017	18.3%
Net sales - The following table presents Net sales to external customers by reportable segment for the three months ended September 30, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$712,063	$670,665	$41,398	6.2%
Wastewater	177,343	179,716	(2,373)	(1.3)
Total Consolidated	$889,406	$850,381	$39,025	4.6%

Our consolidated Net sales for the three months ended September 30, 2026 increased by $39.0 million, or 4.6%, compared to the same period in fiscal 2026. The increase in Stormwater sales was primarily driven by NDS net sales of $77.3 million and an increase in price/mix in both Pipe and Allied Products, partially offset by a decrease in volume in both Pipe and Allied Products. The decrease in Wastewater sales was primarily driven by volume partially offset by an improvement in price/mix.

Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the three months ended September 30, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$251,352	$244,177	$7,175	2.9%
Wastewater	96,931	95,843	1,088	1.1
Intersegment eliminations	(2,428)	112	(2,540)	(2,267.9)
Total gross profit	$345,855	$340,132	$5,723	1.7%
Our consolidated Cost of goods sold for the three months ended September 30, 2026 increased by $33.3 million, or 6.5%, and our consolidated Gross profit increased by $5.7 million, or 1.7%, compared to the same period in fiscal 2026. The increase in gross profit for Stormwater is primarily due to the acquisition of NDS, partially offset by higher material costs and higher transportation costs.
Selling, general and administrative expenses

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025
Selling, general and administrative expenses	$129,617	$119,224
% of Net sales	14.6%	14.0%

Selling, general and administrative expenses for the three months ended September 30, 2026 increased $10.4 million from the same period in fiscal 2026 and as a percentage of Net sales, increased by 0.6%. The increase in Selling, general and administrative expenses was primarily due to the operating expenses and integration costs of NDS.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The loss on disposal in fiscal 2027 was due to exit and disposal activities. The gain on disposal in fiscal 2026 was due to the sale of a property held-for-sale partially offset by exit and disposal activities. See “Note 3. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Intangible amortization - Intangible amortization increased by $6.5 million primarily due to the increase in intangible assets due to the NDS acquisition.
Interest expense - Interest expense for the three months ended September 30, 2026 increased by $4.4 million from the same period in fiscal 2026. The increase was primarily due to increased debt levels.
Interest income and other, net - Interest income and other, net increased by $1.1 million for the three months ended September 30, 2026 compared to the same period in fiscal 2026. The increase was due to an increase in derivative fair value adjustments partially offset by a decrease in interest income due to decreased cash balances.
Income tax expense - The following table presents the effective tax rates for the periods presented:

	Three Months Ended September 30,
	2026	2025
Effective tax rate	25.0%	25.2%
See “Note 11. Income Taxes” for additional information.
Net loss from discontinued operations - The loss from discontinued operations was attributable to recording the NDS International entities classified as held for sale at fair value less cost to sell as of September 30, 2026.

Comparison of the Six Months Ended September 30, 2026 to the Six Months Ended September 30, 2025
The following table summarizes our operating results as a percentage of Net sales that have been derived from our Condensed Consolidated Financial Statements for the periods presented. We believe this presentation is useful to investors in comparing historical results.

Consolidated Statements of Operations data:	For the Six Months Ended September 30,
(Amounts in thousands)	2026		2025
Net sales	$1,890,518	100.0%	$1,680,261	100.0%
Cost of goods sold	1,136,616	60.1	1,009,691	60.1
Gross profit	753,902	39.9	670,570	39.9
Selling, general and administrative expenses	260,435	13.8	223,185	13.3
Loss (gain) on disposal of assets and costs from exit and disposal activities	3,923	0.2	(8,902)	(0.5)
Intangible amortization	40,121	2.1	27,246	1.6
Income from operations	449,423	23.8	429,041	25.5
Interest expense	54,555	2.9	46,145	2.7
Interest income and other, net	(10,588)	(0.6)	(14,717)	(0.9)
Income before income taxes	405,456	21.4	397,613	23.7
Income tax expense	97,895	5.2	99,073	5.9
Equity in net income of unconsolidated affiliates	(2,630)	(0.1)	(2,051)	(0.1)
Net income from continuing operations	310,191	16.4	300,591	17.9
Net loss from discontinued operations, net of taxes	(29,175)	(1.5)	—	—
Net income	281,016	14.9	300,591	17.9
Less: net income attributable to noncontrolling interest	2,056	0.1	652	—
Net income attributable to ADS	$278,960	14.8%	$299,939	17.9%
Net sales - The following table presents Net sales to external customers by reportable segment for the six months ended September 30, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$1,521,439	$1,322,192	$199,247	15.1%
Wastewater	369,079	358,069	11,010	3.1
Total Consolidated	$1,890,518	$1,680,261	$210,257	12.5%
Our consolidated Net sales for the six months ended September 30, 2026 increased by $210.3 million, or 12.5%, compared to the same period in fiscal 2026. The increase in Stormwater sales was primarily driven by NDS net sales of $172.0 million and an improvement in price/mix in both Pipe and Allied Products, partially offset by a decrease in volume. The increase in Wastewater sales was primarily driven by price/mix.
Cost of goods sold and Gross profit - The following table presents gross profit by reportable segment for the six months ended September 30, 2026 and 2025.

(Amounts in thousands)	2026	2025	$ Variance	% Variance
Stormwater	$553,482	$477,661	$75,821	15.9%
Wastewater	201,251	193,554	7,697	4.0
Intersegment eliminations	(831)	(645)	(186)	28.8
Total gross profit	$753,902	$670,570	$83,332	12.4%
Our consolidated Cost of goods sold for the six months ended September 30, 2026 increased by $126.9 million, or 12.6%, and our consolidated Gross profit increased by $83.3 million, or 12.4%, compared to the same period in fiscal 2026. The increase in gross profit for Stormwater is primarily due to the acquisition of NDS, favorable price/cost and manufacturing costs, partially offset by higher material and higher transportation costs. The increase in gross profit for Wastewater was driven by improved price/cost.

Selling, general and administrative expenses

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Selling, general and administrative expenses	$260,435	$223,185
% of Net sales	13.8%	13.3%
Selling, general and administrative expenses for the six months ended September 30, 2026 increased $37.3 million from the same period in fiscal 2026 and as a percentage of Net sales, increased by 0.5%. The increase in Selling, general and administrative expenses was due to operating expenses and integration expenses for NDS and increased stock-based compensation due to performance.
Loss (gain) on disposal of assets and costs from exit and disposal activities - The loss on disposal in fiscal 2027 was due to exit and disposal activities. The gain on disposal in fiscal 2026 was due to the sale of properties held-for-sale partially offset by exit and disposal activities. See “Note 3. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
Intangible amortization - Intangible amortization increased by $12.9 million primarily due to the increase in intangible assets due to the NDS acquisition.
Interest expense - Interest expense for the six months ended September 30, 2026 increased by $8.4 million from the same period in fiscal 2026. The increase was primarily due to increased debt levels.
Interest income and other, net - Interest income and other, net decreased by $4.1 million for the six months ended September 30, 2026 compared to the same period in fiscal 2026. The decrease was primarily due to decreased cash balances.
Income tax expense - The following table presents the effective tax rates for the six months ended September 30, 2026 and 2025.

	Six Months Ended September 30,
	2026	2025
Effective tax rate	24.1%	24.9%
The change in the effective tax rate for the six months ended September 30, 2026 was primarily driven by a discrete income tax benefit for the change in valuation allowance on deferred tax assets for net losses on outside basis differences. See “Note 11. Income Taxes” for additional information.
Net loss from discontinued operations - The loss from discontinued operations was attributable to recording the NDS International entities classified as held for sale at fair value less cost to sell as of September 30, 2026.
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
The following table presents a reconciliation of Adjusted EBITDA to Net income, the most comparable GAAP measure, for each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income from continuing operations	$133,623	$156,500	$310,191	$300,591
Depreciation and amortization	63,685	54,693	125,842	104,921
Interest expense	27,515	23,116	54,555	46,145
Income tax expense	44,206	52,399	97,895	99,073
EBITDA	269,029	286,708	588,483	550,730
Restructuring and realignment expense(a)	3,877	7,171	9,213	15,966
Loss (gain) on disposal of assets	649	(17,644)	1,108	(16,446)
Stock-based compensation expense	11,257	8,577	24,531	16,981
Transaction costs(b)	6,383	9,317	9,627	10,124
Inventory step up related to acquisition of NDS	—	—	14,197	—
Interest income	(1,407)	(7,340)	(2,698)	(12,745)
Other adjustments(c)	(2,970)	743	627	1,089
Adjusted EBITDA	$286,818	$287,532	$645,088	$565,699
Adjusted EBITDA Margin	32.2%	33.8%	34.1%	33.7%
(a)Includes costs associated with closure of facilities, as well as professional fees incurred in connection with supporting enterprise-wide restructuring and realignment initiatives. Excludes gain on sale of properties previously held-for-sale and equipment. See “Note 3. Restructuring and Loss (Gain) on Disposal of Assets and Costs from Exit and Disposal Activities” for additional information.
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

The following table presents a reconciliation of free cash flow to cash provided by operating activities, the most comparable GAAP measure, for each of the periods presented:

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Net cash provided by operating activities	$458,247	$509,843
Capital expenditures	(98,758)	(111,018)
Free Cash Flow	$359,489	$398,825
The following table presents key liquidity metrics utilized by management including the leverage ratio which is calculated as net debt divided by the trailing twelve months Adjusted EBITDA:

(Amounts in thousands)	September 30, 2026
Total debt (debt and finance lease obligations)	$1,773,106
Cash	153,245
Net debt (total debt less cash)	1,619,861
Leverage Ratio	1.6
The following table summarizes our available liquidity for the period presented:

(Amounts in thousands)	September 30, 2026
Revolver capacity	$750,000
Less: outstanding borrowings	—
Less: letters of credit	(11,365)
Revolver available liquidity	$738,635
As of September 30, 2026, we had $22.2 million in cash that was held by our foreign subsidiaries, including $12.7 million held by our Canadian subsidiaries. We continue to evaluate our strategy regarding foreign cash, but our earnings in foreign subsidiaries still remain indefinitely reinvested, except for Canada. We plan to repatriate earnings from Canada and believe that there will be no additional tax costs associated with the repatriation of such earnings other than any potential non-U.S. withholding taxes.
Working Capital and Cash Flows
As of September 30, 2026, we had $891.8 million in liquidity, including $153.2 million of cash and $738.6 million in borrowings available under our Revolving Credit Agreement, net of outstanding letters of credit. We believe that our cash on hand, together with the availability of borrowings under our Credit Agreement and other financing arrangements and cash generated from operations, will be sufficient to meet our working capital requirements, anticipated capital expenditures, and scheduled principal and interest payments on our indebtedness for at least the next twelve months.
Working Capital - Working capital decreased to $632.5 million as of September 30, 2026, from $721.4 million as of March 31, 2026. The decrease in working capital is primarily due to decreased cash on hand and increased accounts payable offset by increased accounts receivable and inventory due to seasonality.

	Six Months Ended September 30,
(Amounts in thousands)	2026	2025
Net cash provided by operating activities	$458,247	$509,843
Net cash used in investing activities	(97,233)	(105,343)
Net cash used in financing activities	(432,873)	(55,853)
Operating Cash Flows - Cash flows from operating activities decreased $51.6 million during the six months ended September 30, 2026 primarily driven by changes in working capital.
Investing Cash Flows - Cash flows used in investing activities during the six months ended September 30, 2026 decreased by $8.1 million compared to the same period in fiscal 2026. The decrease in cash used in investing activities was due to the prior period acquisition of River Valley Pipe and decreased capital expenditures offset by the prior period proceeds from the sale of properties held-for-sale.

Capital expenditures totaled $98.8 million and $111.0 million for the six months ended September 30, 2026 and 2025, respectively. Our capital expenditures for the six months ended September 30, 2026 were used primarily to support facility expansions, equipment replacements and technology improvement initiatives. We also acquired $21.4 million of property, plant and equipment under finance leases, which includes material handling transportation equipment to update our fleet of forklifts, trucks and trailers.
We currently anticipate that we will make capital expenditures of approximately $200 million in fiscal year 2027, including approximately $80 million of open orders as of September 30, 2026. Such capital expenditures are expected to be financed using funds generated by operations.
Financing Cash Flows - During the six months ended September 30, 2026, cash used in financing activities included the repurchase of common stock of $372.9 million, $30.5 million of dividend payments, $19.1 million of payments of finance lease obligations and $10.7 million for shares withheld for tax purposes.
During the six months ended September 30, 2025, cash used in financing activities included $28.1 million of dividend payments, $17.2 million of payments of finance lease obligations and $6.7 million for shares withheld for tax purposes.
Financing Transactions - There have been no changes in our debt disclosures from those disclosed in “Liquidity and Capital Resources” in our Fiscal 2026 Form 10-K. We are in compliance with our debt covenants as of September 30, 2026.
Off-Balance Sheet Arrangements
Excluding the guarantees of 50% of certain debt of our unconsolidated South American Joint Venture as further discussed in “Note 8. Related Party Transactions” to the Condensed Consolidated Financial Statements, we do not have any other off-balance sheet arrangements. As of September 30, 2026, our South American Joint Venture had no outstanding debt subject to our guarantees. We do not believe that this guarantee will have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk - We are subject to interest rate risk associated with our bank debt. A 1.0% increase in interest rates on our variable-rate debt would increase our annual forecasted interest expense by approximately $5.9 million based on our borrowings as of September 30, 2026. Assuming the Revolving Credit Facility is fully drawn, each 1.0% increase or decrease in the applicable interest rate would change our interest expense by approximately $12.4 million, for the twelve months ended September 30, 2026.
Item 4.         Controls and Procedures
Evaluation of Disclosure Controls and Procedures - The Company’s CEO and Chief Financial Officer (“CFO”) are responsible for evaluating the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting - There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A.     Risk Factors
The risk factors below reflect risks related to the proposed acquisition of StormTrap. Additional important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Fiscal 2026 Form 10-K. These factors are further supplemented by those discussed in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2026 Form 10-K and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1 — Legal Proceedings” of this Quarterly Report on Form 10-Q.
The acquisition of StormTrap may not be completed on the anticipated terms, within the anticipated timeframe, or at all.
The completion of our proposed acquisition of StormTrap is subject to customary closing conditions and other risks and uncertainties. There can be no assurance that all required closing conditions will be satisfied or waived, that the acquisition will be completed within the anticipated timeframe, or that the acquisition will be completed at all.
If the acquisition is delayed or not completed, we may not realize the anticipated strategic, operational or financial benefits of the transaction. In addition, we may incur significant transaction-related costs regardless of whether the acquisition is completed, and management may be required to devote substantial time and resources to transaction-related matters. Any delay in completing, or failure to complete, the acquisition could adversely affect our business, financial condition, results of operations and cash flows.
We may be unable to successfully integrate StormTrap, if the acquisition is completed, in order to realize the anticipated benefits of the transaction or do so within the anticipated timeframe.
If the acquisition of StormTrap is completed, we expect to devote significant management attention and resources to integrating StormTrap’s business and operations with our Company. We may be unable to realize the planned synergies from the proposed StormTrap acquisition or other anticipated benefits in the timeframe that we expect or at all. We continue to assess synergies that may be realized from the transaction, the achievement of which will depend on a number of factors.
If completed, the success of the proposed StormTrap acquisition, including anticipated synergies, benefits and cost savings, will depend in part on our ability to successfully combine and integrate our operations with the StormTrap business. If we experience difficulties with the integration process or incur unforeseen costs, the anticipated benefits and cost savings of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts may result in significant costs and divert management attention and resources. These matters could adversely affect our business and financial results for an extended period following the completion of such transaction. In addition, actual cost savings may be less than anticipated or otherwise offset by other factors.
Uncertainties associated with the integration of the proposed acquisition of StormTrap may result in the loss of management personnel and other key employees, which could adversely affect our business, operations and financial results.
The integration of the proposed acquisition of StormTrap, if completed, may disrupt our business and the businesses of StormTrap. We depend on the experience, industry knowledge and expertise of senior management and other key employees to execute our business strategy. The unanticipated departure of members of management or other key personnel, whether from our Company or, if completed, StormTrap, could adversely affect our operations and growth initiatives.

In addition, current and prospective employees may experience uncertainty regarding their future roles and responsibilities, which could adversely affect our ability to attract and retain key personnel. Accordingly, no assurance can be given that we will be able to retain key management personnel and employees or continue to attract qualified personnel at historical levels. Competition for experienced management, engineering, technical, marketing and support personnel remains intense, and we may be unable to attract or retain such personnel.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
In February 2026, we announced that our Board of Directors approved a new $1.0 billion stock repurchase authorization (the “Repurchase Program”) of ADS common stock in accordance with applicable securities laws. During the three months ended September 30, 2026, the Company repurchased 1.1 million shares of common stock at a cost of $145.3 million. As of September 30, 2026, approximately $677.3 million of common stock may be repurchased under the authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be suspended or terminated at any time at our discretion.
The following table provides information with respect to repurchases of our common stock by us and our “affiliated purchasers” (as defined by Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
	(amounts in thousands, except per share data)
July 1, 2026 to July 31, 2026	418	$142.22	418	$763,160
August 1, 2026 to August 31, 2026	—	—	—	763,160
September 1, 2026 to September 30, 2026	667	128.66	667	677,295
Total	1,085	$133.87	1,085	$677,295
Item 3.        Defaults Upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Exhibit Description

2.1
Securities Purchase Agreement between StormTrap Investors, L.L.C., as representative of the Sellers, the Sellers, ADS Investment LLC and Advanced Drainage Systems, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 5, 2026).

31.1*	Certification of President and Chief Executive Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Executive Vice President and Chief Financial Officer of Advanced Drainage Systems, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer of Advanced Drainage Systems, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL and contained in Exhibit 101.
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2026

ADVANCED DRAINAGE SYSTEMS, INC.

By:	/s/ D. Scott Barbour
D. Scott Barbour
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott A. Cottrill
Scott A. Cottrill
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ Tim A. Makowski
Tim A. Makowski
Senior Vice President, Chief Accounting Officer